Form 10-K
period 1999-12-31
HUTTIG BUILDING PRODUCTS INC
filed 2000-03-06
CIK 1093082

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999       COMMISSION FILE NUMBER 1-14982

                         HUTTIG BUILDING PRODUCTS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      43-0334550
(STATE OR OTHER JURISDICTION OF INCORPORATION       (I.R.S. EMPLOYER IDENTIFICATION NO.)
                OR ORGANIZATION)

                           LAKEVIEW CENTER, SUITE 400
                          14500 SOUTH OUTER FORTY ROAD
                          CHESTERFIELD, MISSOURI 63017
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

                                 (314) 216-2600
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

    COMMON STOCK, PAR VALUE $.01 PER SHARE                NEW YORK STOCK EXCHANGE
       PREFERRED SHARE PURCHASE RIGHTS                    NEW YORK STOCK EXCHANGE
            (TITLE OF EACH CLASS)               (NAME OF EACH EXCHANGE ON WHICH REGISTERED)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes [ ] No [X]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the Common Stock held by non-affiliates of the registrant as of February 16, 2000 was approximately $56,430,813.

     The number of shares of Common Stock outstanding on February 16, 2000 was 20,519,379 shares.

     Documents incorporated by reference:

     Portions of the Proxy Statement for the 2000 Annual Meeting of
Shareholders                                                            Part III

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1--BUSINESS

GENERAL

     Huttig Building Products, Inc. ("Huttig" or the "Company") is one of the largest domestic distributors of building materials used principally in new residential construction and in home improvement, remodeling and repair work. Its products are distributed through 76 distribution centers serving 45 states, principally to building materials dealers (who, in turn, supply the end-user), directly to professional builders and large contractors, and to home centers, national buying groups and industrial and manufactured housing builders. The Company's American Pine Products manufacturing facility, located in Prineville, Oregon, produces softwood moldings. Approximately 20% of its sales are to Huttig's distribution centers.

     On December 16, 1999, Crane Co. ("Crane") distributed to its stockholders (the "Spin-Off") all of the Company's outstanding common stock, par value $.01 per share (the "Common Stock"). Following the Spin-Off, Mr. R.S. Evans, Chairman and Chief Executive Officer of Crane, continues to serve as the Company's Chairman, and five of the nine Huttig directors are also directors of Crane. None of Crane's executive officers serves as an executive officer of Huttig. Immediately after the Spin-Off, Huttig completed the acquisition of Rugby USA, Inc. ("Rugby USA") in exchange for 6,546,424 newly issued shares of Huttig Common Stock. Rugby USA is also a distributor of building materials. For its year ended December 31, 1999, Rugby USA's revenues were $458 million. In this Annual Report on Form 10-K, "Huttig" refers to Huttig Building Products, Inc. and its subsidiaries and predecessors, including Rugby USA, unless the context indicates otherwise.

INDUSTRY TRENDS

     The building materials distribution industry is characterized by its substantial size, highly fragmented ownership structure and dependence on the cyclical and seasonal home building industry.

     New housing starts in the U.S. in 1999 approximated 1.8 million based on data from F.W. Dodge, including 1.4 million single family residences. Approximately 76% of single family new construction in 1999 occurred in markets served by Huttig's distribution centers. According to the U.S. Department of Commerce, total spending on U.S. new residential construction in 1999 was $240 billion. Huttig estimates that aggregate expenditures for residential repair and remodeling were an additional $135 billion. Huttig believes that sales of windows, doors and other millwork accounted for approximately $15 billion in 1999.

     Prior to the 1970's, building materials were sold in both rural and metropolitan markets largely by local dealers, such as lumberyards and hardware stores. These dealers, who generally purchased their products from wholesale distributors, sold building products directly to homeowners, contractors and homebuilders. In the late 1970's and 1980's, The Home Depot and Lowe's began to alter this distribution channel, particularly in metropolitan markets, as these retailers started to displace some local dealers. These mass merchandisers market a broad range of competitively priced building materials to the homeowner and small home improvement contractor. Also during this period, some building materials manufacturers such as Georgia Pacific and Weyerhauser began selling their products directly to home center chains and to local dealers as well. Accordingly, most wholesale distributors have been diversifying their businesses by seeking to sell directly to large contractors and homebuilders in selected markets and by providing home centers with fill-in and specialty products. Also, as large homebuilding companies seek to streamline the new residential construction process, building materials distributors have increasing opportunities to provide higher margin turnkey products and services.

     The increasingly competitive environment faced by dealers also has prompted a trend toward industry consolidation that Huttig believes offers significant opportunities. Many distributors in the building materials industry are small, privately-held companies that generally lack the purchasing power of a larger entity and may also lack the broad lines of products and sophisticated inventory management and control systems typically needed to operate a multi-branch distribution network. These characteristics are also driving the consolidation trend in favor of companies like Huttig that operate nationally and have significant infrastructure in place.

PRODUCTS

     Each of the Company's distribution centers carries a variety of products that vary by location. Huttig's principal products are doors, windows, moldings, specialty building materials such as housewrap, stair parts, engineered wood products, branded roofing and insulation and lumber and other commodity building products.

     The following table sets forth information regarding the percentage of net sales represented by the specified categories of total products sold by Huttig's distribution centers during each of the last three fiscal years. While it is believed that the percentages included in the table generally indicate the mix of Huttig's sales by category of product, the specific percentages are affected year-to-year by changes in the prices of commodity wood products, as well as changes in unit volumes sold. In addition, Rugby's sales are included in 1999 for only 14 days. As a result, 1999 product mix is not indicative of the mix that would result from a full year of Rugby's sales.

                                                          1999    1998    1997
                                                          ----    ----    ----
Doors...................................................   34%     37%     37%
Specialty Building Materials............................   21%     20%     21%
Windows.................................................   17%     19%     21%
Lumber and Other Commodity Products.....................   15%     12%      6%
Moldings................................................   13%     12%     15%

     The Company's sales of doors were approximately $272 million in 1999 and included both interior and exterior doors and pre-hung door units. Huttig sells wood, steel and composite doors from various branded manufacturers such as Therma-Tru(R), Jeld-Wen(R), Florida Made, and Premdor(R), as well as providing value-priced unbranded products. The pre-hanging of a door within its frame is a value-added service that Huttig provides, allowing an installer to quickly place the unit in the house opening. Coupled with pre-hanging, the Company also assembles many exterior doors with added sidelites and transoms, also value-added services and products. To meet the increasing demand for pre-hung doors, Huttig invested $2.7 million in state-of-the-art equipment during 1999, which allowed it to increase its capacity by approximately 20%.

     Sales of specialty building materials were $170 million in 1999. Included in this category are products differentiated through branding or value-added characteristics. Branded products include Tyvek(R) and Typar(R) housewrap, L. J. Smith Stair Systems, Simpson Strong-Tie(R) connectors and Owens Corning(R) roofing and insulation. Also included in specialty sales are trusses, wall panels and engineered wood products such as floor systems assembled in Huttig's facility in Topeka, Kansas serving the eastern Kansas and western Missouri markets.

     Window sales amounted to $139 million in 1999 and included shipments of wood, vinyl-clad, vinyl and aluminum windows from branded manufacturers such as Andersen(R), Caradco(R), Weather Shield and Marvin, as well as unbranded products. Andersen(R) trademarked products, sold to dealers through 15 of the Company's distribution centers, accounted for a significant majority of Huttig's 1999 sales of windows. Huttig is working to expand the depth of its offerings of windows to include a wider range of quality and price as part of the strategy to better serve the customer.

     Sales of lumber and other commodity building products were $120 million in 1999. Growth of Huttig's lumber sales has resulted primarily from its acquisition of Mallco Lumber Company in Phoenix in 1997 and Huttig's acquisition of certain assets of and assumption of certain liabilities of Consolidated Lumber Company, Inc. in Kansas City in 1998. These acquisitions reflect Huttig's strategy to provide builders with the capability to purchase a house's framing and millwork package of products from one source and have each component delivered when needed. Other commodity building products include dry wall, metal vents, siding, nails and other miscellaneous hardware.

     Molding sales, including door jams, door and window frames, and decorative ceiling, chair and floor molding, were $100 million in 1999. The vast majority of these sales were made by American Pine Products. Profitability of this highly competitive, commodity-priced product depends upon efficient plant operations, rapid inventory turnover and quick reaction to changing market conditions. Moldings are a necessary complementary product line to doors and windows as part of a house's millwork package.

SALES AND MARKETING

     Each of the Company's distribution centers is focused on meeting local market needs and offering competitive prices. Inventory levels, merchandising and pricing are tailored to local markets. Huttig's information system provides each distribution center manager with real-time pricing, inventory availability and margin analysis to facilitate this strategy. Huttig also supports its distribution centers with centralized product management, credit and financial controls, training and marketing programs and human resources expertise.

     Huttig's marketing programs center on fostering strong customer relationships and providing superior service. This strategy is furthered by the high level of technical knowledge and expertise of Huttig's personnel. The Company focuses its marketing efforts on the residential new housing and remodeling segments, with efforts directed toward the commercial and industrial segments limited to a small portion of its business. Certain of the Company's suppliers advertise to the trade and directly to the individual consumer through nationwide print and other media.

     The Company's distribution center sales organization consists of outside field sales personnel serving the customer on-site who report directly to their local distribution center manager. They are supported by inside customer services representatives at each branch. This sales force is compensated by commissions determined on the basis of return on sales or total margin on sales.

PURCHASING

     Huttig generally negotiates with its major vendors on a company-wide basis to obtain favorable pricing, volume discounts and other beneficial purchase terms. A majority of the Company's purchases are made from suppliers offering payment, discount and volume purchase programs. Distribution center managers are responsible for inventory selection and ordering on terms negotiated centrally. This approach allows Huttig's distribution centers to remain responsive to local market demand, while still maximizing purchasing leverage through volume orders. Distribution center managers are also responsible for inventory management at their respective locations.

     Huttig is a party to distribution agreements with certain vendors, including Andersen(R), on an exclusive or non-exclusive basis, depending on the product and the territory involved. The Company's distributorships generally are terminable at any time by either party, in some cases without notice, and otherwise on notice ranging up to 60 days.

CUSTOMERS

     Building materials dealers represent the Company's single largest customer group. Despite the advent of the home center chains and the trends toward consolidation of dealers and increased direct participation in wholesale distribution by some building materials manufacturers, the Company believes that the wholesale distribution business continues to provide opportunities for increased sales. Huttig is targeting home centers for sales of fill-in and specialty products. In addition, some manufacturers are seeking to outsource the marketing function for their products, a role that Huttig, as a large, financially stable distributor, is well-positioned to fill. Opportunities also exist for large distributors with the necessary capabilities to perform increasing amounts of services such as pre-hanging doors, thereby enabling the Company to enhance the value-added component of its business.

     The percentage of the Company's 1999 revenues attributable to various categories of customers are as follows:

                                                              1999
                                                              ----
Dealers.....................................................   62%
Home Centers and Buying Groups..............................   15%
Builders and Contractors....................................   13%
Industrial and Manufactured Housing.........................   10%

COMPETITION

     The Company's competition varies by product line, customer classification and geographic market. Huttig competes with many local and regional building product distributors, and, in certain markets and product categories, with national building product distributors and dealers. Huttig also competes with major corporations with national distribution capability, such as Georgia-Pacific, Weyerhauser and other product manufacturers that engage in direct sales; however, it also acts as a distributor for certain products of these manufacturers. Huttig sells products to large home center chains such as The Home Depot and Lowe's and, to a limited extent in certain markets, competes with them for business from smaller contractors. Competition from such large home center chains may, in the future, include more competition for the business of larger contractors.

     The Company believes that competition in the wholesale distribution business is largely on the basis of product availability, service and delivery capabilities and breadth of product offerings. Also, financial stability and geographic coverage are important to manufacturers in choosing distributors for their products. In the builder support business, Huttig's target customers generally select building products distributors on the basis of service and delivery, ability to assist with problem-solving, relationships and breadth of product offerings. The Company's relative size and financial position are advantageous in obtaining and retaining distributorships for important products. Huttig's relative size also permits it to attract experienced sales and service personnel and gives it the resources to provide company-wide sales, product and service training programs. By working closely with its customers and utilizing its information technology, Huttig's branches are able to maintain appropriate inventory levels and are well-positioned to deliver completed orders on time. Huttig's American Pine Products softwood molding manufacturing business competes on the basis of relative length of lead times to produce and deliver product, service and geographic coverage.

SEASONALITY

     The Company's first quarter and, to a lesser extent, its fourth quarter, are typically adversely affected by winter construction cycles and weather patterns in colder climates as the level of activity in both the new construction and home improvement markets decreases. The effects of winter weather patterns on Huttig's business are offset somewhat by the increase in residential construction activity during the same period in the deep South, Southwest and Southern California markets in which Huttig participates. Huttig also closely monitors operating expenses and inventory levels during seasonally affected periods and, to the extent possible, controls variable operating costs to minimize seasonal effects on profitability.

BACKLOG

     The Company's customers generally order products on an as-needed basis. As a result, virtually all product shipments in a given fiscal quarter result from orders received in that quarter. Consequently, order backlog represents only a very small percentage of the product sales that the Company anticipates in a given quarter and is not indicative of its actual sales for any future period.

TRADENAMES

     Historically, Huttig has operated under various tradenames in the markets it serves, retaining the name of an acquired business to preserve local identification. To capitalize on its increasing national presence, Huttig has been converting most branch operations to the primary tradename "Huttig Building Products." Some local branches continue to use historical tradenames as secondary tradenames to maintain goodwill. In connection with the Company's acquisition of Rugby USA, Huttig has an exclusive, royalty-free right to operate in the United States under the tradename "Rugby Building Products," in all the lines of business which Huttig conducted on December 16, 1999, for a period of two years from that date. The Company expects to phase out use of the Rugby tradename during this period.

EMPLOYEES

     As of December 31, the Company employed 3,237 persons, of which approximately 10% were represented by unions. None of the Company's collective bargaining agreements expire in 2000. Huttig has not experienced any strikes or other work interruptions in recent years and has maintained generally favorable relations with its employees. The following table shows the approximate breakdown by job function of the Company's employees:

Distribution centers........................................  2,308
Manufacturing...............................................    407
Field Sales.................................................    375
Office and Corporate Administration.........................    147

                       EXECUTIVE OFFICERS OF THE COMPANY

     The Company's executive officers as of February 16, 2000 and their respective ages and positions are set forth below.

NAME                                     AGE                          POSITION
----                                     ---                          --------
Barry J. Kulpa.......................    51     President and Chief Executive Officer
Gregory D. Lambert...................    48     Vice President, Administration, Chief Financial
                                                Officer and Secretary
David Dean...........................    56     Treasurer
Clifford Gordon......................    39     Controller
George M. Dickens, Jr................    37     Regional Vice President
Daniel Geller........................    38     Regional Vice President
Carl A. Liliequist...................    45     Regional Vice President
Paul Lyle............................    40     Regional Vice President
Stokes R. Ritchie....................    48     Regional Vice President

     Set forth below are the positions held with the Company, and other principal occupations and employment during the past five years, of Huttig's executive officers. Except for Messrs. Kulpa, Dean and Gordon, each executive officer of the Company serves in his capacity pursuant to the terms of an employment agreement with the Company.

     Barry J. Kulpa has served as the Company's President and Chief Executive Officer since October of 1997. Prior to joining Huttig, Mr. Kulpa served as Senior Vice President and Chief Operating Officer of Dal-Tile International (manufacturer and distributor of ceramic tile) from 1994 to 1997. From 1992 to 1994, he was Vice President and Chief Financial Officer of David Weekley Homes (regional homebuilder).

     Gregory D. Lambert has served as the Company's Vice President, Administration and Chief Financial Officer since January 1999 and as Secretary of the Company since October of 1999. Prior to joining Huttig, Mr. Lambert served as Senior Vice President and Treasurer of Ames Department Store (discount retailer) from 1996 to 1998. From 1994 to 1996, he was Vice President of Strategic Planning for Homart Development, a shopping center developer.

     David Dean has served as Treasurer of Huttig since January of 2000. Previously, Mr. Dean served as Controller of Huttig since August of 1992.

     Clifford Gordon has served as the Company's Controller since January of 2000. Previously, Mr. Gordon was Interim General Manager at the Company's Baltimore and Scarborough branches between June 1999 and December 1999, and Director of Process Improvement between June 1998 and June 1999. Prior to that, Mr. Gordon held several positions at PepsiCo Inc. (beverage and snack food business) between August 1989 and June 1998, most recently as Regional Performance Manager for The Frito-Lay Company (snack food business), an operating group of PepsiCo Inc.

     George M. Dickens, Jr. has been a Regional Vice President of the Company since December 1999. Prior to that, Mr. Dickens was a Vice President of Rugby's Millwork Division since July, 1997. Prior to that, Mr. Dickens had been the President of Rugby's Midwest Division since February of 1996, and a Rugby Branch General Manager since July 1990.

     Daniel Geller has been a Regional Vice President of the Company since December 1999. Prior to that, Mr. Geller was Regional District Manager at G. E. Supply (wholesale distributor of electrical supplies), a division of General Electric Co. since 1997. Prior to that, Mr. Geller served as a General Manager at G. E. Supply since 1995 and as Branch Manager from 1991.

     Carl A. Liliequist has served as a Regional Vice President of the Company since Huttig's acquisition of PGL Building Products in July of 1988.

     Paul Lyle has been a Regional Vice President of the Company since December 1999. Prior to that, Mr. Lyle was Vice President of Rugby's Building Materials Division since July 1997. Prior to that, Mr. Lyle had been a Branch General Manager at MacMillan Bloedel Limited (lumber and building products distributor) since 1988.

     Stokes R. Ritchie has been a Regional Vice President since August of 1998. Prior to joining Huttig, Mr. Ritchie was Vice President of Sales and Marketing of the Westex Division of LYDALL, Inc. (OEM automotive products manufacturer) from 1996 to 1998. From 1994 to 1996, Mr. Ritchie was Vice President, Sales and Marketing for American Woodmark Corporation (cabinet manufacturer).

ITEM 2--PROPERTIES

     The Company's corporate headquarters are located at 14500 South Outer Forty Road, Chesterfield, Missouri 63017, in leased facilities. Its manufacturing facility for softwood moldings is a 280,000-square foot facility owned by Huttig and located in Prineville, Oregon. Approximately 45% of the Company's 76 distribution centers are leased and the remainder are owned. The Company's facilities serve 45 states. Warehouse space at Huttig's distribution centers aggregates approximately 5.5 million square feet. Distribution centers range in size from approximately 12,000 square feet to 207,000 square feet. The types of facilities at these centers vary by location, from traditional wholesale distribution warehouses that may have particular value-added service capabilities such as pre-hung door operations, to classic lumber yards, and to builder support facilities with broad product offerings and capabilities for a wide range of value-added services. Huttig believes that its locations are well maintained and generally adequate for their purposes.

     The following table sets forth the geographic location of the Company's distribution centers as of February 16, 2000:

REGION                                                      NUMBER OF LOCATIONS
------                                                      -------------------
Florida...................................................           5
Lake Central (Great Lakes)................................           5
Mid-Atlantic..............................................           8
Midwest...................................................          21
New England...............................................          12
Northern California.......................................           1
Rocky Mountain............................................          --
Southeast.................................................          15
Southwest.................................................           2
Western...................................................           7
                                                                    --
Total.....................................................          76

ITEM 3--LEGAL PROCEEDINGS

     Huttig is involved in various lawsuits, claims and proceedings arising in the ordinary course of its business. While the outcome of any lawsuits, claims or proceedings cannot be predicted, Huttig does not believe that the disposition of any pending matters will have a material adverse effect on its financial condition, results of operations or liquidity.

     The Company is subject to federal, state and local environmental laws and regulations. Huttig has been identified as a potentially responsible party in connection with the clean up of contamination at two sites. In addition, some of the Company's distribution centers are located in areas of current or former industrial activity where environmental contamination may have occurred, and for which Huttig, among others, could be held responsible. The Company does not believe that its contribution to the clean up of the two sites will be material or that there are any material environmental liabilities at any of its distribution center locations. The Company also believes that it is in compliance with applicable laws and regulations regulating the discharge of hazardous substances into the environment.

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On September 21, 1999, Crane International Holdings, Inc. ("Holdings"), a wholly owned subsidiary of Crane and the Company's sole shareholder prior to the Spin-Off, approved the Restated Certificate of Incorporation of the Company. On October 18, 1999, Holdings elected Mr. R. S. Evans and Mr. Barry J. Kulpa as directors of the Company; no other director's term of office continued after that date. Also on October 18, 1999, Holdings approved (a) the Company's Non-Employee Director Restricted Stock Plan, Stock Incentive Plan and the original version of the Company's EVA Incentive Compensation Plan and (b) the acquisition of Rugby USA.

     On September 21, 1999 and October 18, 1999, Holdings owned 1,000 shares of the Company's Common Stock. Holdings approved each of the matters described above by written consent in lieu of a shareholder's meeting.

                                    PART II

ITEM 5-- MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

     The Company's Common Stock has been traded on the New York Stock Exchange under the symbol "HBP" since December 8, 1999. The high and low closing sales prices per share for the Common Stock as reported on the New York Stock Exchange Composite Transactions Tape were $5.06 and $3.44, respectively, for the period from December 8, 1999 to December 31, 1999. The Company's securities did not trade on an exchange or automated quotation system for any full quarter during its two most recent fiscal years.

     At February 16, 2000, there were 4,510 holders of record of the Company's Common Stock. The Company currently anticipates that no cash dividends will be paid on Huttig Common Stock in the foreseeable future in order to conserve cash for use in Huttig's business, for possible acquisitions and for debt reduction. Pursuant to the Company's $125 million credit facility with Bank One N.A. as agent for a group of lenders (the "Bank One Facility"), the Company may not pay dividends if payment would result in noncompliance with certain financial covenants regarding leverage, consolidated net worth and interest expense coverage.

ITEM 6-- SELECTED CONSOLIDATED FINANCIAL DATA

     The following table summarizes certain selected financial data of Huttig for each of the five years in the period ended December 31, 1999. The information contained in the following table may not necessarily be indicative of Huttig's past or future performance as a separate, stand-alone company. Such historical data should be read in conjunction with "Huttig Management's Discussion and Analysis of Results of Operations and Financial Condition" and Huttig's financial statements and notes thereto included elsewhere in this report.

                                                      YEAR ENDED DECEMBER 31,
                                      --------------------------------------------------------
                                        1999        1998        1997        1996        1995
                                      --------    --------    --------    --------    --------
                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF INCOME DATA:
Net Sales...........................  $800,338    $707,450    $625,503    $595,089    $570,856
Depreciation and amortization.......     6,563       5,586       4,409       4,929       5,228
Operating profit....................    22,785      28,632      19,842      22,105      18,889
Interest expense, net...............     7,823       6,870       4,467         200         352
Income before taxes.................    14,353      21,851      14,814      20,757      20,094
Provision for income taxes..........     5,889       8,255       5,759       8,469       8,243
Net income..........................     8,464      13,596       9,055      12,288      11,851
Net income per share (basic and
  diluted)..........................       .59         .97         .65         .88         .85
BALANCE SHEET DATA (AT END OF
  PERIOD):
Assets..............................   301,351     218,462     153,950     206,430     191,535
Long-term debt: Bank Credit.........   120,700          --          --          --          --
Long-term debt: Note Payable -
  Parent............................        --      93,940      67,100          --          --
Other long-term debt................     1,117       1,379       1,715       2,074       2,540

ITEM 7-- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FISCAL 1999 COMPARED TO FISCAL 1998

     Revenue increased 13% from $707 million in 1998 to $800 million in 1999. $52 million of this increase was due to the 1998 mid-year acquisitions of Consolidated Lumber Company and Number One Supply and $16 million due to the Cherokee and Rugby acquisitions in May and December, 1999, respectively. The balance was attributable to same-branch sales growth of 4%.

     Gross profit grew $18 million to $162 million in 1999. $14 million resulted from the acquisitions discussed above and $4 million from the increase in same-branch sales. Gross profit as a percentage of sales was 20.2%, unchanged from 1998. Gross profit was negatively impacted by $3 million of non-recurring charges discussed below. Excluding the $3 million in non-recurring charges, gross profit as a percentage of sales would have been 20.5% in 1999. Gross profit as a percentage of sales on a same-branch basis excluding the non-recurring charges increased 0.2% from 20.0% in 1998 to 20.2% in 1999.

     Total operating costs and expenses, less cost of sales, increased by a net amount of $24 million. This net increase included approximately $12 million attributable to the Company's acquisitions and $18 million related to an increase in same-branch expenses. These were partially offset by an approximately $6 million non-recurring gain resulting from the curtailment of the Company's post retirement health benefit plan described below. Total expenses as a percent of sales were 17.3% in 1999, as compared to 16.2% in 1998.

     As a result of the contribution from the acquisitions, operating profit before the non-recurring charges in 1999 was $25.1 million as compared to $28.6 million in 1998.

     Non-recurring charges totaled $8.2 million, including $5.3 million of restructuring reserves from lease terminations, severance, inventory impairment and other costs associated with the closing and/or consolidation of four Company distribution facilities, $1.5 million of unreported insurance claims and $1.4 million related to environmental and other costs. In addition, the Company assumed accruals totaling $4.7 million included in the Rugby USA acquisition costs related to lease and contract terminations, severance, inventory impairment and other costs associated with the closing and/or consolidation of four Rugby USA distribution centers and the Rugby USA corporate office. Closing the eight duplicate distribution centers and the former corporate office and other initiatives resulting from the acquisition will reduce the ongoing cost structure of the Company by an estimated $15 million annually. The non-recurring costs were partially offset by the $5.8 million non-recurring gain from the curtailment of the Company's post-retirement health benefit plan.

     Net interest expense increased $1.0 million as the result of higher borrowings and other income declined $.7 million.

     Net income decreased $5.1 million from $13.6 million in 1998 to $8.5 million in 1999.

     Rugby USA's 1999 operating results for the period prior to the December 16, 1999 acquisition by the Company are summarized in the table below. Included in operating expense are approximately $3.0 million of non-recurring costs related to the sale of Rugby USA to the Company. Subsequent to the acquisition, depreciation and amortization expenses will be eliminated in accordance with purchase accounting rules.

Net Sales...................................                   $446.0
Cost of Sales...............................                    368.0
Operating Expense...........................                     66.2
Depreciation and Amortization...............                      4.8
Operating Profit............................                      7.0

FISCAL 1998 COMPARED TO FISCAL 1997

     Revenue increased 13.1% from $625 million in 1997 to $707 million in 1998. $32 million of this increase was due to the mid-1997 acquisition of MALLCO Lumber Co. and $43.0 million was due to the mid-1998 acquisitions of Number One Supply and Consolidated Lumber Company, Inc. Same-branch sales grew $6 million, or 1.1%, in 1998.

     Gross profit in 1998 grew $24 million, or 20.2%, from the prior year and gross profit margins improved to 20.2% from 19.0%. Total gross profit increased $15 million as a result of the acquisitions, and $9 million from same store sales increases as margins increased due to an improved product mix, including a greater percentage of value-added products, primarily an increase in pre-hung doors.

     Total expenses increased $15 million, or 15.4%, to $115 million in 1998 from $99 million in 1997. This was primarily because of the $11.0 million effect of acquisitions, but also due to an increase in compensation expense. This caused these expenses as a percentage of sales to increase from 15.9% in 1997 to 16.2% in 1998.

     Because the gross profit margin increase was greater than the related increase in expenses, operating profit margins increases as a percentage of sales to 4.0% in 1998 from 3.2% in 1997. Operating profit totaled $28.6 million in 1998, a 44.2% increase from $19.8 million in 1997.

     Interest expense increased 53.8% from $4.5 million in 1997 to $6.9 million in 1998 and net income as a percentage of sales increased from 1.4% in 1997 to 1.9% in 1998.

LIQUIDITY AND CAPITAL RESOURCES

     Huttig has depended primarily on the cash generated from its own operations to finance its needs. The combination of income from operations and cash generation from improved working capital management has been used to finance capital expenditures and seasonal working capital needs. Huttig's working capital requirements are generally greatest in the first eight months of the year and Huttig generates cash from working capital reductions in the last four months of the year. A continuing management focus to improve inventory turnover and accounts receivable and accounts payable days outstanding resulted in reduced working capital needs. Inventory turns remained 10.0 in 1999, the same as 1998 but up from 8.0 in 1997, resulting in a positive effect on cash flow of $7.1 million over the two years. Prior to the Spin-Off, to the extent internal funds generated were insufficient, Huttig borrowed from Crane and to the extent cash generated by Huttig was greater than current requirements, the cash was returned to Crane. In particular, Huttig historically had borrowed from Crane to finance acquisitions, but has typically been able to generate cash sufficient to finance all other needs. In 1999, capital expenditures of $8.5 million were financed from cash generated from operations.

     At December 31, 1999, Huttig had commitments for approximately $0.4 million of capital improvements. No single commitment exceeded $0.1. The commitments are primarily for machinery for productivity improvements and transportation equipment replacement.

     The Company closed the Bank One Facility on December 16, 1999. $100 million of the proceeds from the Bank One Facility were used to repay indebtedness to Crane and The Rugby Group PLC, the parent company of Rugby USA, in connection with the closing of the Spin-Off and the Rugby USA acquisition. The Company had $20.0 million available under the Bank One Facility at February 16, 2000.

     In the future, Huttig expects to continue to finance seasonal working capital requirements and acquisitions through cash from operations and a secured $200 million credit facility with Chase Manhattan Bank ("Chase") as agent for a group of lenders (the "Chase Facility"), for which Chase has provided a commitment. The Chase Facility will replace the existing Bank One Facility. The Chase Facility is expected to close by March 31, 2000. Closing is subject to a number of conditions, including completion of due diligence and definitive documentation. Chase has also committed to provide an interim $25 million short-term facility to meet the Company's working capital needs. Both the Bank One Facility and the short-term facility will be repaid with proceeds from the Chase Facility. Huttig believes that, together with cash generated from operations, the Chase Facility will meet all of the Company's financing needs.

EFFECTS OF INFLATION

     In 1997, raw material price increases had a negative impact on Huttig's results of operations as it was unable to pass along these added costs to customers through sales price increases due to increased competition from imports. However, as Huttig continues to grow, its manufacturing operations decrease as a percentage of its overall business and any impact of inflation is lessened. Furthermore, management believes that, to the extent inflation affects its costs in the future and competitive conditions permit, Huttig can offset these increased costs by increasing sales prices.

YEAR 2000

     Huttig successfully completed its Year 2000 remediation plan in the fall of 1999. The plan included assessment of business critical systems and the upgrade or replacement of those systems which were determined to be Year 2000 affected. Also completed was an assessment of the Year 2000 readiness of key vendors and customers. As of this date, Huttig has experienced no significant problems as a result of the Year 2000 date change and, based upon testing and system validation studies conducted in 1999, management does not foresee any significant future problems or costs related to the Year 2000 millennium date change. However, it is possible that problems have gone undetected, or that other dates in the year 2000 may further affect computer software and systems. The Company is currently unable to assess completely whether its products, internal computer systems, or the operation of its software or the software of third parties contains errors or faults with respect to the Year 2000. Unknown errors or defects that affect the operation of the Company's software and systems or those of third parties could result in delay or loss of revenue, interruption of services, cancellation of customer contracts, diversion of development resources, damage to reputation, increased service and warranty costs and litigation costs, any of which could harm the Company's business.

CYCLICALITY AND SEASONALITY

     Huttig's sales depend heavily on the strength of the national and local new residential construction and home improvement and remodeling markets. The strength of these markets depends on new housing starts and residential renovation projects, which are a function of many factors beyond Huttig's control, including interest rates, employment levels, availability of credit, prices of commodity wood products and consumer confidence. Future downturns in the markets that Huttig serves could have a material adverse effect on Huttig's operating results or financial condition. In addition, because these markets are sensitive to cyclical changes in the economy in general, future downturns in the economy could have a material adverse effect on Huttig's financial condition and results of operations.

     Huttig's first quarter and, to a lesser extent, its fourth quarter, are typically adversely affected by winter construction cycles and weather patterns in colder climates as the level of activity in the new construction and home improvement markets decreases. Because much of Huttig's overhead and expense remains relatively fixed throughout the year, its profits also tend to be lower during the first and fourth quarters. The effects of winter weather patterns on Huttig's business are offset somewhat by the increase in residential construction activity during the same period in the deep South, Southwest and Southern California markets in which Huttig participates. It is expected that these seasonal variations will continue in the future.

ENVIRONMENTAL REGULATION

     Huttig is subject to federal, state and local environmental laws and regulations. Huttig has been identified as a potentially responsible party in connection with the clean up of contamination at two sites. In addition, some of Huttig's distribution centers are located in areas of current or former industrial activity where environmental contamination may have occurred, and for which Huttig, among others, could be held responsible. Huttig does not believe that its contribution to the clean up of the two sites will be material or that there are any material environmental liabilities at any of its distribution center locations. Huttig believes that it is in compliance with applicable laws and regulations regulating the discharge of hazardous substances into the environment. However, there can be no assurance that environmental liabilities of Huttig or the combined company will not have a material adverse effect on Huttig's financial condition or results of operations.

ITEM 7A--QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Huttig has exposure to market risk as it relates to effects of changes in interest rates. The Company had $120.7 million and $0 of variable rate debt outstanding at December 31, 1999 and 1998, respectively. A hypothetical 100 basis point increase in the LIBOR rate would have had an unfavorable impact of $905,000 on the Company's earnings and cash flows.

     Huttig currently does not hold or issue derivative instruments. Huttig does not generate significant income from non-U.S. sources and accordingly, changes in foreign currency exchange rates do not generally have a direct effect on Huttig's financial position. Huttig is subject to periodic fluctuations in the price of wood commodities. Profitability is influenced by these changes as prices change between the time Huttig buys and sells the wood. In addition, to the extent changes in interest rates affect the housing and remodeling market, Huttig would be affected by such changes.

ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders of
  Huttig Building Products, Inc.:

     We have audited the accompanying consolidated balance sheets of Huttig Building Products, Inc. and its subsidiaries (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP
St. Louis, Missouri

January 24, 2000
(February 11, 2000 as to Note 14)

                HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                1999        1998
                                                              --------    --------
ASSETS
CURRENT ASSETS:
  Cash......................................................  $  6,794    $  9,423
  Accounts receivable, net..................................   116,602      67,028
  Receivable -- Crane.......................................                17,098
  Inventories...............................................    78,133      43,130
  Prepaid expenses..........................................     2,788         585
  Deferred tax asset........................................     1,247
                                                              --------    --------
     Total current assets...................................   205,564     137,264
                                                              --------    --------
PROPERTY, PLANT AND EQUIPMENT --
At cost:
  Land......................................................     7,324       7,335
  Buildings and improvements................................    36,660      39,081
  Machinery and equipment...................................    28,764      24,638
                                                              --------    --------
     Gross property, plant and equipment....................    72,748      71,054
  Less accumulated depreciation.............................    33,207      33,746
                                                              --------    --------
     Property, plant and equipment -- net...................    39,541      37,308
                                                              --------    --------
OTHER ASSETS:
  Costs in excess of net assets acquired, net...............    38,952      40,783
  Other.....................................................     3,656       3,003
  Deferred income taxes.....................................    13,638         104
                                                              --------    --------
     Total other assets.....................................    56,246      43,890
                                                              --------    --------
TOTAL.......................................................  $301,351    $218,462
                                                              ========    ========

                See notes to consolidated financial statements.

                HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                1999        1998
                                                              --------    --------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt......................  $    263    $    319
  Accounts payable -- trade and collections as agents.......    72,478      54,424
  Income taxes payable......................................     5,765
  Accrued payrolls..........................................     9,226      11,109
  Accrued insurance.........................................     6,164       3,834
  Accrued liabilities.......................................    15,448       4,699
                                                              --------    --------
     Total current liabilities..............................   109,344      74,385
NON-CURRENT LIABILITIES:
  Notes payable -- Crane....................................        --      93,940
  Other long-term debt......................................   121,817       1,379
  Accrued postretirement benefits...........................     2,089       7,303
  Deferred credit...........................................       798          --
                                                              --------    --------
     Total non-current liabilities..........................   124,704     102,622
                                                              --------    --------
COMMITMENTS AND CONTINGENCIES (Note 9)
SHAREHOLDERS' EQUITY:
  Preferred shares, $.01 par $5,000,000 shares
     authorized)............................................        --          --
  Common shares, 1999 -- $.01 par (50,000,000 shares
     authorized, 20,797,812 shares issued); 1998 -- no par
     value (3,000 shares authorized,
  1,000 shares issued and outstanding)......................       208          10
  Additional paid-in capital on common stock................    32,788         746
  Retained earnings.........................................    35,438      40,699
                                                              --------    --------
  Less: Treasury shares (278,433 shares at cost)............    (1,131)
                                                              --------    --------
     Total shareholders' equity.............................    67,303      41,455
                                                              --------    --------
TOTAL.......................................................  $301,351    $218,462
                                                              ========    ========

                See notes to consolidated financial statements.

                HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                        1999           1998           1997
                                                     -----------    -----------    -----------
NET SALES..........................................  $   800,338    $   707,450    $   625,503
                                                     -----------    -----------    -----------
OPERATING COSTS AND EXPENSES:
  Cost of sales....................................      638,760        564,236        506,399
  Operating expenses...............................      128,808        110,657         94,853
  Depreciation and amortization....................        6,563          5,586          4,409
  Restructuring provision..........................        3,075             --             --
  Loss (gain) on disposal of capital assets........          347         (1,661)            --
                                                     -----------    -----------    -----------
     Total operating costs and expenses............      777,553        678,818        605,661
                                                     -----------    -----------    -----------
OPERATING PROFIT...................................       22,785         28,632         19,842
                                                     -----------    -----------    -----------
OTHER INCOME (EXPENSE):
  Interest expense -- Crane........................       (7,275)        (6,703)        (4,285)
  Interest expense -- net of interest income of $4,
     $-0- and $3 in 1999, 1998 and 1997,
     respectively..................................         (548)          (167)          (182)
  Other miscellaneous -- net.......................         (609)            89           (561)
                                                     -----------    -----------    -----------
     Total other expense -- net....................       (8,432)        (6,781)        (5,028)
                                                     -----------    -----------    -----------
INCOME BEFORE TAXES................................       14,353         21,851         14,814
PROVISION FOR INCOME TAXES.........................        5,889          8,225          5,759
                                                     -----------    -----------    -----------
NET INCOME.........................................  $     8,464    $    13,596    $     9,055
                                                     ===========    ===========    ===========
NET INCOME PER SHARE (basic and diluted)...........  $      0.59    $      0.97    $      0.65
                                                     ===========    ===========    ===========
AVERAGE SHARES OUTSTANDING.........................   14,259,922     13,972,955     13,972,955
                                                     ===========    ===========    ===========

                See notes to consolidated financial statements.

                HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS CHANGES IN SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                 (IN THOUSANDS)

                                      COMMON
                                      SHARES       ADDITIONAL                 TREASURY        TOTAL
                                   OUTSTANDING,     PAID-IN      RETAINED     SHARES,     SHAREHOLDERS'
                                   AT PAR VALUE     CAPITAL      EARNINGS     AT COST        EQUITY
                                   ------------    ----------    ---------    --------    -------------
BALANCES, January 1, 1997........      $ 10         $   746      $ 147,988    $    --       $ 148,744
  Net income.....................                                    9,055                      9,055
  Dividends paid to Crane........                                 (129,940)                  (129,940)
                                       ----         -------      ---------    -------       ---------
BALANCES, December 31, 1997......        10             746         27,103         --          27,859
  Net income.....................                                   13,596                     13,596
                                       ----         -------      ---------    -------       ---------
BALANCES, December 31, 1998......        10             746         40,699         --          41,455
  Dividends paid to Crane........                                  (13,725)                   (13,725)
  Capital contribution from
     Crane.......................                     4,530                                     4,530
  Recapitalization in connection
     with spin-off from Crane....       132             999                    (1,131)
  Shares issued in acquisition of
     Rugby USA...................        66          26,513                                    26,579
  Net income.....................                                    8,464                      8,464
                                       ----         -------      ---------    -------       ---------
BALANCES, December 31, 1999......      $208         $32,788      $  35,438    $(1,131)      $  67,303
                                       ====         =======      =========    =======       =========

                See notes to consolidated financial statements.

                HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                 (IN THOUSANDS)

                                                               1999        1998        1997
                                                             --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income...............................................  $  8,464    $ 13,596    $  9,055
  Loss (gain) on disposal of capital assets................       347      (1,661)
  Depreciation.............................................     3,614       3,540       3,372
  Amortization.............................................     2,949       2,046       1,037
  Deferred taxes...........................................     3,020        (102)       (202)
  Accrued postretirement benefits..........................    (5,214)        553         500
  Changes in operating assets and liabilities
     (exclusive of acquisitions):
     Accounts receivable...................................    11,217      (1,864)     (1,742)
     Inventories...........................................     5,050       2,081      10,297
     Other current assets..................................       481         324         265
     Accounts payable......................................    (8,955)     16,629         494
     Accrued liabilities...................................     2,430       2,812        (165)
     Other.................................................      (714)     (3,720)        175
                                                             --------    --------    --------
     Total cash from operating activities..................    22,689      34,234      23,086
                                                             --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures.....................................    (8,504)     (5,765)     (3,338)
  Cash received (used) in acquisitions.....................        89     (44,861)    (12,050)
  Proceeds from disposition of capital assets..............     2,380       7,730         388
                                                             --------    --------    --------
     Total cash from investing activities..................    (6,035)    (42,896)    (15,000)
                                                             --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash dividend paid to Crane..............................   (13,725)         --     (62,840)
  Repayment of long-term debt..............................  (126,258)       (376)       (386)
  Net proceeds from revolving credit agreement.............   120,700          --          --
  Proceeds from Crane......................................                16,251      55,672
                                                             --------    --------    --------
     Total cash from financing activities..................   (19,283)     15,875      (7,554)
                                                             --------    --------    --------
(DECREASE) INCREASE IN CASH................................    (2,629)      7,213)        532
CASH, BEGINNING OF YEAR....................................     9,423       2,210       1,678
                                                             --------    --------    --------
CASH, END OF YEAR..........................................  $  6,794    $  9,423    $  2,210
                                                             ========    ========    ========

                See notes to consolidated financial statements.

                HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                 (IN THOUSANDS)

                                                               1999       1998       1997
                                                              -------    ------    ---------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Interest paid..........................................  $ 9,347    $6,860    $   4,471
                                                              =======    ======    =========
     Income taxes paid......................................  $ 4,320    $4,466    $   6,099
                                                              =======    ======    =========
NONCASH FINANCING ACTIVITY:
     Dividends paid to Crane................................                       $(129,940)
                                                                                   ---------
     Issuance of note payable to Crane......................                          67,100
                                                                                   ---------
          Cash dividends paid to Crane......................                       $ (62,840)
                                                                                   =========
     Capital contribution from Crane through reduction of
       payable to Crane.....................................  $ 4,530
                                                              =======
     Liabilities assumed in connection with asset
       acquisitions.........................................  $74,338    $4,224    $     864
                                                              =======    ======    =========

                See notes to consolidated financial statements.

                HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                       (IN THOUSANDS, EXCEPT SHARE DATA)

 1.  ACCOUNTING POLICIES AND PROCEDURES

     ORGANIZATION -- Huttig Building Products, Inc. and subsidiaries (the "Company" or "Huttig") is a distributor of doors, windows, molding, trim and related building products in the United States and operates one finished lumber production plant. The Company primarily sells its products for new residential construction and renovation. The Company was formerly a wholly owned subsidiary of Crane Co. ("Crane") through Crane International Holdings, a direct subsidiary of Crane. On December 16, 1999, Crane distributed all of the outstanding common stock of the Company to Crane's stockholders. In addition, on December 16, 1999, the Company acquired the building products and millwork branches of Rugby USA, a subsidiary of Rugby Group PLC. Huttig common stock is listed on the New York Stock Exchange.

     PRINCIPLES OF CONSOLIDATION -- The consolidated financial statements include the accounts of Huttig Building Products, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     REVENUE RECOGNITION -- Revenues are recorded generally when title passes to the customer, which occurs upon delivery of product, or when services are rendered.

     USE OF ESTIMATES -- The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates.

     INVENTORIES -- Inventories are stated at the lower of cost or market. Substantially all of the Company's inventory is finished goods. Approximately 80% and 68% of inventories were determined by using the LIFO (last in, first out) method of inventory valuation as of December 31, 1999 and 1998, respectively; the remainder were determined by the FIFO (first in, first out) method. Had the Company used the FIFO method of inventory valuation for all inventories, net income would have decreased by $1,216, $2,632 and $1,956 in 1999, 1998 and 1997, respectively. During 1999, 1998 and 1997, the LIFO inventory quantities were reduced, resulting in a partial liquidation of the LIFO bases, the effect of which increased net income by $1,611, $1,922 and $2,377, respectively. The replacement cost would be higher than the LIFO valuation by $13,307 in 1999 and $15,368 in 1998.

     PROPERTY, PLANT AND EQUIPMENT -- Property, plant and equipment are stated at cost. Depreciation is computed primarily by the straight-line method over the estimated useful lives of the respective assets which range from three to twenty-five years. Amortization expense on property under capital leases is included in depreciation expense.

     OTHER ASSETS/LIABILITIES -- Costs in excess of net assets acquired and the deferred credit are being amortized on a straight-line basis over fifteen to forty years. Other intangible assets are being amortized on a straight-line basis over their estimated useful lives which range from two to five years.

     VALUATION OF LONG-LIVED ASSETS -- The Company periodically evaluates the carrying value of its long-lived assets, including goodwill and other tangible assets, when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved.

                HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                       (IN THOUSANDS, EXCEPT SHARE DATA)

     SERVICES PROVIDED BY CRANE -- Prior to the Spin-off, Crane supplied the Company certain shared services including insurance, legal, tax and treasury functions. The costs associated with these services were charged to the Company through the intercompany account based upon specific identification.

     INCOME TAXES -- Through the date of its Spin-off from Crane, the Company was included in the federal income tax return of Crane. The Company was charged its proportionate share of federal income taxes determined as if it filed a separate federal income tax return. Income tax payments represented payments of intercompany balances. Subsequent to December 16, 1999, the date of the Spin-off, Huttig will file stand-alone federal tax returns. Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes using currently enacted tax rates.

     NET INCOME PER SHARE -- The Company's basic earnings per share calculations are based on the weighted average number of common shares outstanding during the year including restated shares outstanding of 13,973 thousand for all periods prior to the Spin-off from Crane (see Note 2). The Company has issued no stock options, stock warrants, or convertible securities.

     CONCENTRATION OF CREDIT RISK -- The Company is engaged in the distribution of building products throughout the United States. The Company grants credit to customers, substantially all of whom are dependent upon the construction economic sector. The Company continuously evaluates its customers' financial condition but does not generally require collateral. The concentration of credit risk with respect to trade accounts receivable is limited due to the Company's large customer base located throughout the United States. The Company maintains an allowance for doubtful accounts based upon the expected collectibility of its accounts receivable.

     RECENT ACCOUNTING PRONOUNCEMENTS -- In June 1998, Statement of Financial Accounting Standards No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities, was released. SFAS 133, as amended by SFAS 137, is effective beginning the first quarter of 2001. The Company has historically made no use of derivative instruments and financial hedges and believes there will be no impact of the new accounting pronouncement on the financial statements.

     RECLASSIFICATIONS -- Certain prior year amounts have been reclassified to conform to the current year presentation.

 2.  SPIN-OFF FROM CRANE

     On December 16, 1999, the Company completed its tax-free Spin-off from Crane. Crane made a capital contribution of $4,530 to the Company. Then Crane distributed all issued and outstanding shares of Huttig common stock, together with accompanying preferred share purchase rights (see Note 7), to holders of record of Crane common stock as of the close of business on December 8, 1999. The Spin-off was made on the basis of one share of Huttig common stock for every 4.5 shares of Crane common stock.

                HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                       (IN THOUSANDS, EXCEPT SHARE DATA)

 3.  ACQUISITIONS

     Costs in excess of net assets acquired, net at December 31 consists of the following:

                                                           1999       1998
                                                          -------    -------
Costs in excess of net assets acquired..................  $47,643    $47,086
  Accumulated amortization..............................    8,691      6,303
                                                          -------    -------
     Total -- net.......................................  $38,952    $40,783
                                                          =======    =======

    On December 16, 1999 the Company completed its acquisition of Rugby USA. Crane, Huttig and Rugby Group PLC entered into a Share Exchange Agreement which provided for the transfer to Huttig of all the outstanding capital stock of Rugby USA in exchange for 6,546 thousand newly issued shares of Huttig common stock. As a result of this exchange, Rugby USA became a wholly owned subsidiary of Huttig.

    The acquisition of Rugby USA was accounted for under the purchase method of accounting. The $26,579 value of the 6,546 thousand shares of stock issued in 1999 was allocated to the assets acquired and liabilities assumed based upon their fair values at the closing date. The relative fair values of the assets acquired and liabilities assumed are based upon valuations and other studies. However, the fair value of the net assets acquired exceeded the purchase price resulting in the write-off of all non-current assets of Rugby USA and a deferred credit of $798 being recorded, which will be amortized using the straight-line basis over 15 years.

    The following table summarizes the allocation of the stock consideration paid to the fair value of the assets acquired and the liabilities assumed by the Company in connection with the acquisition of Rugby USA:

Accounts receivable.........................................  $42,568
Inventories.................................................   39,431
Other current assets........................................    4,664
Deferred income taxes -- noncurrent.........................   13,748
Note payable to Rugby Group PLC.............................  (32,000)
Accounts payable............................................  (26,503)
Accrued liabilities.........................................  (12,706)
Income taxes payable........................................   (1,825)
Deferred credit.............................................     (798)
                                                              -------
     Stock consideration paid...............................  $26,579
                                                              =======

    Costs of $2,270 for professional fees related to the acquisition were included in accrued liabilities in the allocation of the acquisition cost above.

    In connection with the acquisition, the Company also assumed accruals and included them in the allocation of the acquisition cost above. The accruals at the date of the acquisition and at December 31, 1999 are for the following items:

Lease and other contract terminations.......................    $2,150
Excess and obsolete inventory resulting from
  reorganization............................................     1,001
Severance and termination benefits..........................       591
Other.......................................................       965
                                                                ------
                                                                $4,707
                                                                ======

                HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                       (IN THOUSANDS, EXCEPT SHARE DATA)

    Severance and termination benefits relate to approximately 110 employees in various sales and administrative positions that have become duplicative through the combination of operations and process efficiencies realized. Such restructuring actions are to be substantially completed in 2000.

    During 1999, the Company acquired Cherokee Lumber Company and Cherokee Millwork Company, a manufacturer and distributor of lumber and millwork products in the Maryville, Tennessee area for a total cost of $1,900. In connection with the acquisition, the Company recorded approximately $600 of goodwill which will be amortized using the straight-line basis over 15 years.

    During 1998, the Company completed two acquisitions. In June, the Company acquired Number One Supply, a building products distribution business based in Baltimore, Maryland and Raleigh, North Carolina, for a total cost of $4,900. In July, the Company acquired Consolidated Lumber Company, a wholesale distributor of lumber and millwork products in the greater Kansas City, Missouri area for a total cost of $40,000. In connection with the acquisition of Consolidated Lumber Company, the Company recorded $26,200 of goodwill which will be amortized using the straight-line basis over 15 years.

    During July 1997, the Company completed one acquisition at a total cost of $12,100. The Company acquired MALLCO Lumber & Building Materials Inc., a leading wholesale distributor of lumber, doors and engineered wood products serving Arizona and the surrounding region.

    All acquisitions were accounted for by the purchase method. The results of operations for all acquisitions have been included in the financial statements from their respective dates of purchase. The following unaudited pro forma financial information presents the combined results of operations of the Company and Rugby USA, Number One Supply and Consolidated Lumber as if the acquisition of Rugby USA had taken place at the beginning of 1998 and as if the acquisitions of Number One Supply and Consolidated Lumber had taken place at the beginning of 1997. The pro forma amounts give effect to certain adjustments including the amortization of goodwill and intangibles, increased interest expense and income tax effects. This pro forma information does not necessarily reflect the results of operations as it would have been if the businesses had been managed by the Company during these periods and is not indicative of results that may be obtained in the future.

                                             1999          1998         1997
                                          ----------    ----------    --------
Net sales...............................  $1,247,138    $1,200,588    $706,993
Net income..............................      13,339        22,393      12,751
Net income per share (basic and
  diluted)..............................        0.65          1.09        0.91

 4.  BUSINESS RESTRUCTURING

     In December 1999, the Company recorded provisions for restructuring which reduced income before taxes by $5,285 and net income by $3,118. The restructuring charge reflects strategic plans to consolidate and integrate various branch operations and support functions.

                HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                       (IN THOUSANDS, EXCEPT SHARE DATA)

     Components of the restructuring reserve at December 31, 1999 are as follows:

Excess and obsolete inventory resulting from reorganization
  (included in cost of sales)...............................  $2,210
Lease and other contract terminations.......................   1,752
Severance and termination benefits..........................     494
Other.......................................................     829
                                                              ------
                                                              $5,285
                                                              ======

    Severance and termination benefits relate to approximately 95 employees in various sales and administrative positions that have become duplicative through the combination of operations and process efficiencies realized. Such restructuring actions are to be substantially completed in 2000.

 5.  ACCOUNTS RECEIVABLE

     Receivables are carried at net realizable value.

     A summary of the activity in the allowance for doubtful accounts follows:

                                                       1999    1998    1997
                                                       ----    ----    ----
Balance at beginning of year.........................  $200    $466    $594
Provision charged to expense.........................   570     399     772
Write-offs, less recoveries..........................   (94)   (665)   (900)
                                                       ----    ----    ----
Balance at end of year...............................  $676    $200    $466
                                                       ====    ====    ====

 6.  LONG-TERM DEBT

                                                           1999       1998
                                                         --------    -------
Revolving credit agreement.............................  $120,700    $    --
Notes payable -- Crane.................................        --     93,940
Industrial Revenue Bond................................       272        429
Capital lease obligations (see Note 9).................     1,108      1,269
                                                         --------    -------
     Total long-term debt..............................   122,080     95,638
Less current portion...................................       263        319
                                                         --------    -------
Long-term debt -- net of current portion...............  $121,817    $95,319
                                                         ========    =======

    NOTES PAYABLE -- CRANE -- The notes payable to Crane bear interest at a weighted-average rate of 8.09%. Accrued interest was $1,908 at December 31, 1998. As of December 16, 1999, the Company had repaid the notes to Crane.

    INDUSTRIAL REVENUE BOND -- The Industrial Revenue Bond is a floating rate obligation issued by the City of Deerfield Beach, Florida ($3,000). The bond is collateralized by property with a net book value of $1,905 and $1,908 at December 31, 1999 and 1998, respectively. The obligation is due in quarterly principal installments of $39 plus interest until 2001. The interest rate for the bond was 6.37% and 6.46% at December 31, 1999 and 1998, respectively.

    CREDIT AGREEMENT -- On December 16, 1999 the Company executed a Revolving Credit Agreement (the "Credit Agreement") with certain financial institutions, which provides for a $125,000 revolving credit

                HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                       (IN THOUSANDS, EXCEPT SHARE DATA)

     facility. The Credit Agreement has a five-year term, and can be used for both loans and letters of credit. As of December 31, 1999, the Company had borrowed $120,700 and had letters of credit of $2,235 outstanding. The provisions of the Credit Agreement require a commitment fee to be paid on the unused portion of the revolving credit facility. Interest is paid based on floating rates which fluctuate based on the prime rate, or the London Interbank Offer Rate (LIBOR) plus various increments. At December 31, 1999, the weighted-average interest rate on the borrowings was 7.3%.

     Provisions of the Credit Agreement contain various covenants which, among other things, limit the Company's ability to incur indebtedness, incur liens, declare or pay dividends or make restricted payments, consolidate, merge or sell assets and require the Company to attain certain financial ratios in regards to leverage, consolidated net worth, and interest expense coverage. The Company is required to perform financial covenant compliance tests beginning March 31, 2000.

MATURITIES -- At December 31, 1999, the aggregate scheduled maturities of long-term debt are as follows:

2000.................................................  $    263
2001.................................................       228
2002.................................................       121
2003.................................................       122
2004.................................................   120,832
Thereafter...........................................       514
                                                       --------
     Total...........................................  $122,080
                                                       ========

 7.  PREFERRED SHARE PURCHASE RIGHTS

     On December 6, 1999, the Company adopted a Shareholder Rights Plan. The Company distributed one preferred share purchase right for each outstanding share of common stock at the date of the Spin-off. The preferred rights were not exercisable when granted and may only become exercisable under certain circumstances involving actual or potential acquisitions of the Company's common stock by a person or affiliated persons. Depending upon the circumstances, if the rights become exercisable, the holder may be entitled to purchase shares of the Company's Series A Junior Participating Preferred Stock. Preferred shares purchasable upon exercise of the rights will not be redeemable. Each preferred share will be entitled to preferential rights regarding dividend and liquidation payments, voting power, and, in the event of any merger, consolidation or other transaction in which common shares are exchanged, preferential exchange rate. The rights will remain in existence until December 6, 2009 unless they are earlier terminated, exercised or redeemed. The Company has authorized five million shares of $.01 par value preferred stock of which 250 thousand shares have been designated as Series A Junior Participating Preferred Stock.

 8.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying value of investments and short-term debt approximates the fair value. Long-term debt rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate the fair value for debt issues that are not quoted on an exchange. The estimated fair value of long-term debt at December 31, 1999 approximates the carrying value of $121,817.

                HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                       (IN THOUSANDS, EXCEPT SHARE DATA)

 9.  COMMITMENTS AND CONTINGENCIES

     The Company leases certain of its vehicles, equipment and warehouse and manufacturing facilities under capital and operating leases with various terms. Certain leases contain renewal or purchase options. Future minimum payments, by year, and in the aggregate, under these leases with initial or remaining terms of one year or more consisted of the following at December 31, 1999:

                                                                         MINIMUM
                                                   CAPITAL   OPERATING   SUBLEASE
                                                   LEASES     LEASES      INCOME      NET
                                                   -------   ---------   --------   -------
2000.............................................  $  204     $ 8,229     $1,205    $ 7,408
2001.............................................     204       6,636        768      6,072
2002.............................................     204       4,853        590      4,467
2003.............................................     161       2,627        402      2,386
2004.............................................     161       1,357         17      1,501
Thereafter.......................................     392         708                 1,101
                                                   ------     -------     ------    -------
Total minimum lease payments.....................   1,326     $24,410     $2,802    $22,934
                                                              =======     ======    =======
Amount representing interest.....................    (218)
                                                   ------
Present value of minimum lease payments
  (including current portion of $105)............  $1,108
                                                   ======

    The weighted average interest rate for capital leases is 9.2%. These obligations mature in varying amounts through 2007. Rental expense for all operating leases was $8,237, $6,672, and $5,778 for 1999, 1998 and 1997,
    respectively.

    The cost of assets capitalized under leases is as follows at December 31:

                                                             1999      1998
                                                            ------    ------
Land, buildings and improvements..........................  $2,325    $3,966
Less accumulated depreciation.............................   1,217     2,696
                                                            ------    ------
  Cost of leased assets -- net............................  $1,108    $1,270
                                                            ======    ======

     LITIGATION -- As of December 31, 1999, the Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company's financial condition and results of operations. The Company is involved in two remediation actions to clean up hazardous wastes as required by federal and state laws. Estimated future environmental remediation costs of $1,130 at December 31, 1999 and $500 at December 31, 1998 were fully accrued.

     The Company has established insurance programs to cover product and general liability losses. These programs have deductible amounts before coverage begins. The Company does not deem its deductible exposure to be material.

10.  EMPLOYEE BENEFIT PLANS

     DEFINED BENEFIT PLANS -- Prior to the Spin-off, the Company participated in Crane's defined benefit pension plans covering substantially all salaried and hourly employees not covered by collective bargaining agreements.

                HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                       (IN THOUSANDS, EXCEPT SHARE DATA)

     Effective with the Spin-off, Company employees who have accrued benefits under a Crane pension plan will be fully vested in those benefits but will accrue no further benefits under the Crane pension plan after the Spin-off.

     Prior to the Spin-off, the liabilities of the Company for such plans were included in the Receivable -- Crane balance. As a result, the Company was charged its proportionate share of the total expense for the plans. Pension expense related to Crane's defined benefit pension plans was $1,108, $780 and $559 in 1999, 1998 and 1997, respectively.

     The Company also participates in several multi-employer pension plans which provide benefits to certain employees under collective bargaining agreements. Total contributions to these plans were $503 in 1999, $468 in 1998 and $454 in 1997.

     HEALTH BENEFITS PLANS -- Prior to the Spin-off, employees hired before January 1, 1992 were eligible for postretirement medical and life insurance benefits if they met minimum age and service requirements.

     Effective with the Spin-off, the Company will pay 50% of any premium or cost of such coverage for its current retirees between the ages of 55 and 65 and those who reach 55 and choose to retire in the first quarter of 2000. All other employees not currently qualified will not receive postretirement medical and life insurance benefits. The reduction in benefits has resulted in a curtailment gain of $5,876.

                HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                       (IN THOUSANDS, EXCEPT SHARE DATA)

     The following table sets forth the amounts recognized in the Company's balance sheet at December 31, for company sponsored postretirement benefit plan:

                                                  1999       1998       1997
                                                 -------    -------    -------
Change in benefit obligation:
  Benefit obligation at beginning of year......  $ 7,303    $ 6,750    $ 6,250
  Plan participant contributions...............      238
  Service cost.................................      158        248        236
  Interest cost................................      372        500        447
  Amendments...................................     (962)
  Actuarial (gain) loss........................   (1,300)       (12)       (52)
  Curtailment..................................   (5,080)
  Benefits paid................................     (397)      (183)      (131)
                                                 -------    -------    -------
  Benefit obligation at end of year............  $   332    $ 7,303    $ 6,750
                                                 =======    =======    =======
Funded status..................................  $  (332)   $(7,303)   $(6,750)
Unrecognized net actuarial (gain) loss.........   (1,757)       242        667
                                                 -------    -------    -------
  Accrued benefit cost.........................  $(2,089)   $(7,061)   $(6,083)
                                                 =======    =======    =======
Discount rate..................................     7.50%      6.75%      7.25%
Components of net periodic benefit cost:
  Service cost.................................  $   158    $   248    $   236
  Interest cost................................      372        500        447
  Amortization of prior service cost...........     (135)
  Recognized actuarial gain....................      (51)       (12)       (52)
                                                 -------    -------    -------
                                                     344
  Recognition of curtailment gain..............   (5,876)
                                                 -------
Net periodic benefit cost......................  $(5,532)   $   736    $   631
                                                 =======    =======    =======

    In 1999, the cost of covered healthcare benefits was assumed to increase 7.2%, and then to decrease gradually to 5% by 2005 and remain at that level thereafter. In 1998, the cost of covered healthcare benefits was assumed to increase 8.5%, and then to decrease gradually to 4.75% by 2005 and remain at that level thereafter.

                                                    1 PERCENTAGE      1 PERCENTAGE
                                                   POINT INCREASE    POINT INCREASE
                                                   --------------    --------------
Effect on total of service and interest cost
  components.....................................       $50               $43
Effect on postretirement benefit obligation......        12                12

    DEFINED CONTRIBUTION PLANS -- Effective with the spin-off, the Company established a new qualified defined contribution plan for its employees that is substantially similar to the Crane plan.

    At the spin-off date, all of the account balances of employees under the Crane plan are fully vested and a corresponding amount of assets was transferred from the Crane plan to one or more of the qualified defined contribution plans maintained by the Company.

    The cost of the defined contribution plans to the Company was $1,528, $1,673 and $1,532 in 1999, 1998 and 1997, respectively.

                HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                       (IN THOUSANDS, EXCEPT SHARE DATA)

11.  STOCK AND INCENTIVE COMPENSATION PLANS

     Effective as of the spin-off date, December 16, 1999, Huttig established nonqualified stock and incentive compensation plans and arrangements including the EVA Incentive Compensation Plan for Executive Officers, an omnibus stock incentive plan providing for stock options and awards of restricted stock, and a restricted stock awards plan for non-employee directors of Huttig. Huttig assumed the liability for account balances of its employees under Crane's EVA Incentive Compensation Plan.

12.  INCOME TAXES

     A reconciliation between income taxes based on the application of the statutory federal income tax rate to income taxes as set forth in the consolidated statements of income follows:

                                               1999          1998          1997
                                              -------       -------       -------
Income before taxes.........................  $14,353       $21,851       $14,814
                                              =======       =======       =======
Statutory federal tax at 35%................  $ 5,024       $ 7,648       $ 5,185
Increase resulting from:
  State and local income taxes..............      272           411           280
  Nondeductible goodwill and other
     expenses...............................      593           196           294
                                              -------       -------       -------
Provision for income taxes..................  $ 5,889       $ 8,255       $ 5,759
                                              =======       =======       =======
Percentage of income before taxes...........  $  41.0%      $  37.8%      $  38.9%
                                              =======       =======       =======

    Deferred income taxes at December 31 are comprised of the following:

                                                  1999                    1998
                                          ---------------------   --------------------
                                          ASSETS    LIABILITIES   ASSETS   LIABILITIES
                                          -------   -----------   ------   -----------
Accelerated depreciation................  $    --     $  612      $   --     $  698
Purchase price book and tax basis          12,217                               838
  differences...........................
Inventory related.......................               3,918                    273
Insurance related.......................    1,273         --       1,301         --
Employee benefits related...............    1,756         --       3,113         --
Other accrued liabilities...............    6,291         --       1,745         --
Other...................................      797      2,919          --        193
                                          -------     ------      ------     ------
Total...................................  $22,334     $7,449      $6,159     $2,002
                                          =======     ======      ======     ======

    At December 31, 1998, net current deferred tax assets of $4,053 and income taxes payable of $4,881 were included in Receivable -- Crane.

                HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                       (IN THOUSANDS, EXCEPT SHARE DATA)

    The provision for income taxes is composed of the following:

                                                    1999      1998      1997
                                                   ------    ------    ------
Current:
  U.S. Federal tax...............................  $3,281    $7,708    $5,499
  State and local tax............................     175       649       462
                                                   ------    ------    ------
     Total current...............................   3,456    $8,357    $5,961
                                                   ------    ------    ------
Deferred:
  U.S. Federal tax...............................   2,190       (86)     (170)
  State and local tax............................     243       (16)      (32)
                                                   ------    ------    ------
     Total deferred..............................   2,433      (102)     (202)
                                                   ------    ------    ------
Total income tax.................................  $5,889    $8,255    $5,759
                                                   ======    ======    ======

13.  SALES BY PRODUCT

     The Company operates in one business segment, the distribution of building materials used principally in new residential construction and in home improvement, remodeling and repair work. The Company derives substantially all of its revenues from domestic customers. The following table presents the Company's sales by product:

                                               1999        1998        1997
                                             --------    --------    --------
Doors......................................  $272,176    $259,943    $232,502
Specialty building materials...............   169,836     140,871     133,746
Windows....................................   138,746     132,991     128,195
Moldings...................................    99,710      88,641      93,907
Lumber and other commodity products........   119,870      85,004      37,153
                                             --------    --------    --------
     Total sales...........................  $800,338    $707,450    $625,503
                                             ========    ========    ========

14.  SUBSEQUENT EVENT

     On February 11, 2000, the Company received a commitment letter from a financial institution for a three-year $200,000 Senior Secured Credit Facility. This facility will replace the existing $125,000 Credit Agreement dated December 16, 1999.

                HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                       (IN THOUSANDS, EXCEPT SHARE DATA)

15.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table sets forth selected consolidated financial information on a quarterly basis for each quarter of 1999 and 1998. The Company's business is seasonal and particularly sensitive to weather conditions. Interim amounts are therefore subject to significant fluctuations.

                               FIRST       SECOND      THIRD       FOURTH       FULL
                              QUARTER     QUARTER     QUARTER     QUARTER       YEAR
                              --------    --------    --------    --------    --------
           1999
Net sales...................  $174,775    $205,979    $214,160    $205,424    $800,338
Operating profit............     4,009       7,571       7,745       3,460      22,785
Net income..................     1,232       3,288       3,933          11       8,464

           1998
Net sales...................  $146,858    $172,782    $202,209    $185,601    $707,450
Operating profit............     2,961       5,599      10,647       9,425      28,632
Net income..................       966       2,612       5,312       4,706      13,596

ITEM 9-- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

ITEM 10--DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Item 10 (other than the information regarding executive officers set forth at the end of Item 1 of Part I of this Form 10-K) will be contained in the Company's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance," and is incorporated herein by reference.

ITEM 11--EXECUTIVE COMPENSATION

     The information required by Item 11 will be contained in the Company's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders under the captions "Election of Directors" and "Executive Compensation," and is incorporated herein by reference.

ITEM 12--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 will be contained in the Company's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders under the caption "Beneficial Ownership of Common Stock by Directors and Management," and is incorporated herein by reference.

ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 will be contained in the Company's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders under the caption "Other Transactions and Relationships," and is incorporated herein by reference.

                                    PART IV

ITEM 14--EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

     The financial statements, financial statement schedules and exhibits listed below are filed as part of this annual report:

(A)(1) FINANCIAL STATEMENTS:

     The following consolidated financial statements of the Company and the Report of Independent Auditors thereon are included in Item 8 above:

     Consolidated Balance Sheets as of December 31, 1999 and 1998

     Consolidated Statements of Income and Retained Earnings for the Years Ended December 31, 1999, 1998 and 1997

     Consolidated Statements of Changes in Shareholders Equity for the Years Ended December 31, 1999, 1998 and 1997

     Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997

     Notes to Consolidated Financial Statements for the Years Ended December 31, 1999, 1998 and 1997

     Independent Auditors' Report of Deloitte & Touche LLP, Independent Auditors

(A)(2) FINANCIAL STATEMENT SCHEDULES:

     None.

(A)(3) EXHIBITS:

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
  2.1      Distribution Agreement dated December 6, 1999 between Crane and the Company. (Incorporated by reference from Exhibit No.
           2.1 of Amendment No. 4 to the Company's Registration
           Statement on Form 10 (File No. 1-14982) filed with the
           Commission on December 6, 1999.)

  2.2      Share Exchange Agreement dated October 19, 1999 among the
           Rugby Group PLC, Crane and the Company. (Incorporated by reference from Exhibit No. 2.2 to Amendment No. 1 to the
           Company's Registration Statement on Form 10 (File No.
           1-14982) filed with the Commission on October 29, 1999.)

  3.1      Restated Certificate of Incorporation of the Company.
           (Incorporated by reference from Exhibit 3.1 to the Company's
           Registration Statement on Form 10 (File No. 1-14982) filed with the Commission on September 21, 1999.)

  3.2 Bylaws of the Company. (Incorporated by reference from Amendment No. 4 to the Company's Registration Statement on
           Form 10 (File No. 1-14982) filed with the Commission on
           December 6, 1999.)

  4.1 Rights Agreement dated December 6, 1999 between the Company and ChaseMellon Shareholder Services, L.L.C., as Rights
           Agent. (Filed herewith.)

  4.2 Credit Agreement dated December 6, 1999 between the Company and Bank One NA, as agent for the lenders named therein, and the Lenders. (Incorporated by reference from Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Commission on December 22, 1999.)

  4.3      Amendment No. 1 to Credit Agreement dated March 3, 2000.
           (Filed herewith.)

  4.4 Form of Revolving Loan Note dated December 16, 1999 in favor of certain lenders. (Filed herewith.)

  4.5      Schedule to Form of Revolving Loan Note dated December 16,
           1999 in favor of certain lenders. (Filed herewith.)

  4.6      Certificate of Designations of Series A Junior Participating
           Preferred Stock of the Company. (Filed herewith.)

 10.1 Tax Allocation Agreement by and between Crane and the Company dated December 16, 1999. (Filed herewith.)

 10.2 Employee Matters Agreement between Crane and the Company dated December 16, 1999. (Filed herewith.)

*10.3      EVA Incentive Compensation Plan. (Filed herewith.)

*10.4      Form of Restricted Stock Agreement under the Company's EVA
           Incentive Compensation Plan. (Filed herewith.)

*10.5 Non-Employee Director Restricted Stock Plan. (Incorporated by reference from Exhibit 10.4 to Amendment No. 4 to the Company's Registration Statement on Form 10 (File No.
           1-14982) filed with the Commission on December 6, 1999.)

*10.6      Form of Stock Option Agreement under the Company's Stock
           Incentive Plan. (Filed herewith.)

*10.7      Schedule to Stock Option Agreement under the Company's Stock
           Incentive Plan. (Filed herewith.)

*10.8      Stock Incentive Plan. (Incorporated by reference from
           Exhibit 10.5 to Amendment No. 4 to the Company's
           Registration Statement on Form 10 (File No. 1-14982) filed with the Commission on December 6, 1999.)

*10.9      Form of Indemnification Agreement for Executive Officers and
           Directors. (Filed herewith.)

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
 10.10     Schedule to Indemnification Agreement for Executive Officers
           and Directors. (Filed herewith.)

*10.11     Employment/Severance Agreement between the Company and Barry
           J. Kulpa dated October 18, 1999. (Incorporated by reference from Exhibit 10.7 to Amendment No. 1 to the Company's
           Registration Statement on Form 10 (File No. 1-14982) filed with the Commission on October 29, 1999.)

*10.12 Form of Employment Agreement between the Company and certain of its executive officers. (Filed herewith.)

*10.13 Schedule to Employment Agreement between the Company and certain of its executive officers. (Filed herewith.)

 10.14     Registration Rights Agreement by and between The Rugby Group
           PLC and the Company dated December 16, 1999. (Filed herewith.)

*10.15 Restricted Stock Agreement dated January 24, 2000 between the Company and Barry J. Kulpa. (Filed herewith.)

*10.16 Restricted Stock Agreement dated December 17, 1999 between the Company and Barry J. Kulpa. (Filed herewith.)

 10.17 Restricted Stock Agreement dated December 17, 1999 between the Company and Barry J. Kulpa. (Filed herewith.)

 21.1      Subsidiaries of the Company. (Filed herewith.)

 23.1 Consent of Deloitte & Touche LLP, independent certified public accountants. (Filed herewith.)

 27.1      Financial Data Schedule for the year ended December 31,
           1999. (Filed herewith.)

---------------

* Management contract or compensatory plan or arrangement.

     The registrant hereby agrees to furnish supplementally to the Commission, upon request, a copy of any omitted schedule to any of the agreements contained or incorporated by reference herein.

(B) REPORTS ON FORM 8-K:

     The Company filed a Current Report on Form 8-K dated December 22, 1999, which reported under Item 2 that the Company had been separated from Crane by means of a tax-free spin-off to the shareholders of Crane and that, immediately thereafter, Huttig completed the acquisition of Rugby USA, Inc. from The Rugby Group PLC. The Current Report on Form 8-K filed on December 22, 1999, included the following financial statements and notes thereto of Rugby USA, Inc., together with the report thereon of PriceWaterhouseCoopers LLP, which were incorporated by reference to Amendment No. 4 to the Company's Registration Statement on Form 10/A that became effective December 7, 1999:

     Consolidated Balance Sheets at December 31, 1998 and 1997 and Unaudited Consolidated Balance Sheet at September 30, 1999

     Consolidated Statements of Operations and Retained Earnings/Accumulated Deficit for the Years Ended December 31, 1998, 1997 and 1996 and Unaudited Consolidated Statements of Operations and Retained Earnings/Accumulated Deficit for the Nine Months Ended September 30, 1999 and 1998

     Consolidated Statements of Cash Flows for the Years Ended December 31, 1998 and 1997 and Unaudited Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 1999 and 1998

     The Current Report on Form 8-K filed on December 22, 1999 also included pro forma financial information (and notes thereto) for the Company, including Unaudited Pro Forma Condensed Combined Statements of Income for the year ended December 31, 1998, and the nine months ended September 30, 1999, and Unaudited Pro Forma Condensed Combined Balance Sheet on September 30, 1999.

(C) EXHIBITS

     See (a)(3) above.

     Copies of exhibits may be retrieved electronically at the Securities and Exchange Commission's home page at www.sec.gov. Exhibits will also be furnished at a charge of $.20 per page by writing to the Company, c/o Corporate Secretary, Lakeview Center, Suite 400, 14500 South Outer Forty Road, Chesterfield, Missouri 63017.

(D) FINANCIAL STATEMENT SCHEDULES

     See (a)(2) above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            HUTTIG BUILDING PRODUCTS, INC.

                                            By:     /s/ GREGORY D. LAMBERT
                                              ----------------------------------
                                              Gregory D. Lambert
                                              Vice President, Administration,
                                              Chief Financial Officer and
                                                Secretary

Date: March 3, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  SIGNATURE                                   TITLE                        DATE
                  ---------                                   -----                        ----

             /s/ BARRY J. KULPA                President and Chief Executive          March 3, 2000
  ----------------------------------------       Officer (Principal Executive)
               Barry J. Kulpa

           /s/ GREGORY D. LAMBERT              Vice President, Administration,        March 3, 2000
  ----------------------------------------       Chief Financial Officer and
             Gregory D. Lambert                  Secretary (Principal Financial
                                                 Officer)

             /s/ CLIFFORD GORDON               Controller (Principal Accounting       March 3, 2000
  ----------------------------------------       Officer)
               Clifford Gordon

         /s/ E. THAYER BIGELOW, JR.                         Director                  March 3, 2000
  ----------------------------------------
             E. T. Bigelow, Jr.

             /s/ ALAN S. DURANT                             Director                  March 3, 2000
  ----------------------------------------
               Alan S. Durant

               /s/ R. S. EVANS                              Director                  March 3, 2000
  ----------------------------------------
                 R. S. Evans

               /s/ R. S. FORTE                              Director                  March 3, 2000
  ----------------------------------------
                 R. S. Forte

            /s/ DORSEY R. GARDNER                           Director                  March 3, 2000
  ----------------------------------------
              Dorsey R. Gardner

               /s/ B. J. KULPA                              Director                  March 3, 2000
  ----------------------------------------
               Barry J. Kulpa

             /s/ R. E. LAMBOURNE                            Director                  March 3, 2000
  ----------------------------------------
             Robert E. Lambourne

           /s/ JAMES L. L. TULLIS                           Director                  March 3, 2000
  ----------------------------------------
             James L. L. Tullis

             /s/ PETER L. YOUNG                             Director                  March 3, 2000
  ----------------------------------------
               Peter L. Young

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
  2.1      Distribution Agreement dated December 6, 1999 between Crane and the Company. (Incorporated by reference from Exhibit No.
           2.1 of Amendment No. 4 to the Company's Registration
           Statement on Form 10 (File No. 1-14982) filed with the
           Commission on December 6, 1999.)

  2.2      Share Exchange Agreement dated October 19, 1999 among the
           Rugby Group PLC, Crane and the Company. (Incorporated by reference from Exhibit No. 2.2 to Amendment No. 1 to the
           Company's Registration Statement on Form 10 (File No.
           1-14982) filed with the Commission on October 29, 1999.)

  3.1      Restated Certificate of Incorporation of the Company.
           (Incorporated by reference from Exhibit 3.1 to the Company's
           Registration Statement on Form 10 (File No. 1-14982) filed with the Commission on September 21, 1999.)

  3.2 Bylaws of the Company. (Incorporated by reference from Amendment No. 4 to the Company's Registration Statement on
           Form 10 (File No. 1-14982) filed with the Commission on
           December 6, 1999.)

  4.1 Rights Agreement dated December 6, 1999 between the Company and ChaseMellon Shareholder Services, L.L.C., as Rights
           Agent. (Filed herewith.)

  4.2 Credit Agreement dated December 6, 1999 between the Company and Bank One NA, as agent for the lenders named therein, and the Lenders. (Incorporated by reference from Exhibit 4.1 to the Company's current report on Form 8-K filed with the Commission on December 22, 1999.)

  4.3      Amendment No. 1 to Credit Agreement dated March 3, 2000.
           (Filed herewith.)

  4.4 Form of Revolving Loan Note dated December 16, 1999 in favor of certain lenders. (Filed herewith.)

  4.5      Schedule to Form of Revolving Loan Note dated December 16,
           1999 in favor of certain lenders. (Filed herewith.)

  4.6      Certificate of Designations of Series A Junior Participating
           Preferred Stock of the Company. (Filed herewith.)

 10.1 Tax Allocation Agreement by and between Crane and the Company dated December 16, 1999. (Filed herewith.)

 10.2 Employee Matters Agreement between Crane and the Company dated December 16, 1999. (Filed herewith.)

*10.3      EVA Incentive Compensation Plan. (Filed herewith.)

*10.4      Form of Restricted Stock Agreement under the Company's EVA
           Incentive Compensation Plan. (Filed herewith.)

*10.5 Non-Employee Director Restricted Stock Plan. (Incorporated by reference from Exhibit 10.4 to Amendment No. 4 to the Company's Registration Statement on Form 10 (File No.
           1-14982) filed with the Commission on December 6, 1999.)

*10.6      Form of Stock Option Agreement under the Company's Stock
           Incentive Plan. (Filed herewith.)

*10.7      Schedule to Stock Option Agreement under the Company's Stock
           Incentive Plan. (Filed herewith.)

*10.8      Stock Incentive Plan. (Incorporated by reference from
           Exhibit 10.5 to Amendment No. 4 to the Company's
           Registration Statement on Form 10 (File No. 1-14982) filed with the Commission on December 6, 1999.)

*10.9      Form of Indemnification Agreement for Executive Officers and
           Directors. (Filed herewith.)

 10.10 Schedule to Indemnification Agreement for Executive Officers and Directors. (Filed herewith.)

*10.11     Employment/Severance Agreement between the Company and Barry
           J. Kulpa dated October 18, 1999. (Incorporated by reference from Exhibit 10.7 to Amendment No. 1 to the Company's
           Registration Statement on Form 10 (File No. 1-14982) filed with the Commission on October 29, 1999.)

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
*10.12     Form of Employment Agreement between the Company and certain of its executive officers. (Filed herewith.)

*10.13 Schedule to Employment Agreement between the Company and certain of its executive officers. (Filed herewith.)

 10.14     Registration Rights Agreement by and between The Rugby Group
           PLC and the Company dated December 16, 1999. (Filed herewith.)

*10.15 Restricted Stock Agreement dated January 24, 2000 between the Company and Barry J. Kulpa. (Filed herewith.)

*10.16 Restricted Stock Agreement dated December 17, 1999 between the Company and Barry J. Kulpa. (Filed herewith.)

 10.17 Restricted Stock Agreement dated December 17, 1999 between the Company and Barry J. Kulpa. (Filed herewith.)

 21.1      Subsidiaries of the Company. (Filed herewith.)

 23.1 Consent of Deloitte & Touche LLP, independent certified public accountants. (Filed herewith.)

 27.1      Financial Data Schedule for the year ended December 31,
           1999. (Filed herewith.)

---------------

* Management contract or compensatory plan or arrangement.