Form 10-Q
period 2000-03-31
HUTTIG BUILDING PRODUCTS INC
filed 2000-05-15
CIK 1093082

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended March 31, 2000
                            Commission file number 1-14982

                         HUTTIG BUILDING PRODUCTS, INC.

             (Exact name of registrant as specified in its charter)

                       Delaware                   43-0334550

         (State or other jurisdiction of   (I.R.S. Employer Identification
                incorporation                               No.)
                or organization)

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes [ X] No [ ]

    The number of shares of Common Stock outstanding on May 12, 2000 was 20,563,823 shares.

PART I.     FINANCIAL INFORMATION

                                                                       Page No.

Item 1.  Financial Statements

         Consolidated Balance Sheets as of  March 31, 2000 and
         December 31, 1999                                                3-4

         Consolidated Statements of  Income for the three months ended
         March 31, 2000 and 1999                                          5

         Consolidated Statement of Stockholder's Equity for the three
         months ended March 31, 2000 and 1999                             6

         Consolidated Statements of Cash Flows for the three months
         ended March 31, 2000 and 1999                                    7

         Notes to Consolidated Financial Statements.                      8-9

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                        9-12

Item 3.  Quantitative and Qualitative Disclosures about Market Risk       12

PART II.   OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                 12

                 HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                        (in thousands, except per share data)
                                                                   March 31,       December 31,
                                                                     2000              1999
                                                                 (unaudited)
                                                                ---------------   ---------------
ASSETS

CURRENT ASSETS:
  Cash                                                                 $ 8,041           $ 6,794
  Accounts receivable, net                                             124,661           116,602
  Inventories                                                           88,200            78,133
  Prepaid expenses                                                       4,368             2,788
  Deferred tax asset                                                     1,301             1,247
                                                                ---------------   ---------------
           Total current assets                                        226,571           205,564
                                                                ---------------   ---------------

PROPERTY, PLANT AND EQUIPMENT -
At cost:
  Land                                                                   6,983             7,324
  Buildings and improvements                                            33,739            36,660
  Machinery and equipment                                               27,784            28,764
                                                                ---------------   ---------------
           Gross property, plant and equipment                          68,506            72,748
  Less accumulated depreciation                                         30,393            33,207
                                                                ---------------   ---------------
           Property, plant and equipment - net                          38,113            39,541
                                                                ---------------   ---------------

OTHER ASSETS:
  Costs in excess of net assets acquired, net                           38,352            38,952
  Other                                                                  3,244             3,656
  Deferred income taxes                                                 13,320            13,638
                                                                ---------------   ---------------

           Total other assets                                           54,916            56,246
                                                                ---------------   ---------------
TOTAL                                                                 $319,600          $301,351
                                                                ===============   ===============


                 see notes to consolidated financial statements

                 HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                       (in thousands, except per share data)

                                                               March 31,       December 31,
                                                                 2000              1999
                                                             (unaudited)
                                                            ---------------   ---------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term debt                               $ 263             $ 263
  Accounts payable - trade and collections as agents                88,096            72,478
   Income taxes payable                                              6,341             5,765
  Accrued payrolls                                                   7,169             9,226
   Accrued insurance                                                 6,178             6,164
  Accrued liabilities                                               17,403            15,448
                                                            ---------------   ---------------

           Total current liabilities                               125,450           109,344
                                                            ---------------   ---------------

NON-CURRENT LIABILITIES:
  Other long-term debt                                             121,051           121,817
  Accrued postretirement benefits                                    2,089             2,089
  Deferred credit                                                        -               798
                                                            ---------------   ---------------

           Total non-current liabilities                           123,140           124,704
                                                            ---------------   ---------------

 COMMITMENTS AND CONTINGENCIES (Note 9)

SHAREHOLDERS' EQUITY:
  Preferred shares; $.01 par (5,000,000 shares authorized)
  Common shares; At March 31, 2000 - $.01 par (50,000,000
    shares authorized - 20,866,145 shares issued); At
    December 31, 1999 - no par value (50,000,000 shares
    authorized - 20,797,812 shares issued)                             209               208
  Additional paid-in capital on common stock                        33,356            33,051
  Retained earnings                                                 39,132            35,438
  Unearned compensation - restricted stock                            (556)             (263)
                                                            ---------------   ---------------
  Less:  Treasury shares (278,433 shares at cost)                   (1,131)           (1,131)
                                                            ---------------   ---------------

           Total shareholders' equity                               71,010            67,303
                                                            ---------------   ---------------

TOTAL                                                             $319,600          $301,351
                                                            ===============   ===============


                 see notes to consolidated financial statements

                 HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                          FOR QUARTERS ENDED MARCH 31,

                                   (UNAUDITED)

                    (in thousands, except per share data)
                                                                          2000                 1999
                                                                   -------------------   ------------------
NET SALES                                                                   $ 281,946            $ 174,775
                                                                   -------------------   ------------------

OPERATING COSTS AND EXPENSES:
  Cost of sales                                                               227,760              140,064
  Operating expenses                                                           47,861               29,079
  Depreciation and amortization                                                 1,764                1,646
  Restructuring provision                                                       1,233                    -
  Loss (gain) on disposal of capital assets                                    (5,110)                 (14)
                                                                   -------------------   ------------------

           Total operating costs and expenses                                 273,508              170,775
                                                                   -------------------   ------------------

OPERATING PROFIT                                                                8,438                4,000
                                                                   -------------------   ------------------

OTHER INCOME (EXPENSE):
  Interest expense - Crane                                                                          (1,899)
  Interest expense - net of interest income of $40 and
       $0 in 2000and 1999 respectively                                         (2,229)                 (34)
  Other miscellaneous - net                                                         -                  (40)
                                                                   -------------------   ------------------
           Total other expense - net                                           (2,229)              (1,973)

INCOME BEFORE TAXES                                                             6,209                2,027
PROVISION FOR INCOME TAXES                                                      2,515                  795
                                                                   -------------------   ------------------

NET INCOME                                                                    $ 3,694              $ 1,232
                                                                   ===================   ==================

NET INCOME PER BASIC SHARE                                                     $ 0.18               $ 0.09
AVERAGE BASIC SHARES OUTSTANDING (Thousands)                                   20,588               14,260

NET INCOME PER DILUTED SHARE                                                   $ 0.18               $ 0.09
AVERAGE DILUTED SHARES OUTSTANDING (Thousands)                                 20,588               14,260


                 see notes to consolidated financial statements

                 HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY

                                   (UNAUDITED)


                                 (In Thousands)
                                Common Shares       Additional                       Unearned          Treasury            Total
                                Outstanding,        Paid-In           Retained     Compensation -       Shares,        Shareholders'
                                at Par Value        Capital           Earnings    Restricted Stock      at Cost           Equity
                                ------------     --------------     -------------   ------------     -------------     -------------
Balance at December 31, 1998            $ 10              $ 746          $ 40,699                                           $ 41,455

Net Income                                                                  1,232                                              1,232
                                ------------     --------------     -------------   ------------     -------------     -------------

Balance at March 31, 1999               $ 10              $ 746          $ 41,931                                           $ 42,687
                                =============    ==============     =============   ============     =============     =============



Balance at December 31, 1999           $ 208           $ 33,051          $ 35,438        $ (263)         $ (1,131)          $ 67,303

Net Income                                                                  3,694                                              3,694

Restricted stock issued, net
     of amortization expense               1                305                            (293)                                  13
                                -------------    --------------     -------------   ------------     -------------     -------------


Balance at March 31, 2000              $ 209           $ 33,356          $ 39,132        $ (556)         $ (1,131)          $ 71,010
                                =============    ==============     =============   ============     =============     =============



                 see notes to consolidated financial statements


                 HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)
                                 (In Thousands)

                                                                                  Three Months Ended March 31,
                                                                                   2000                   1999
                                                                             -----------------      -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                                                       $ 3,694                $ 1,232
     Gain on disposal of capital assets                                                (5,110)                   (14)
     Depreciation                                                                       1,051                    892
     Amortization                                                                         713                    754
     Deferred Taxes                                                                       264                   (117)
     Accrued postretirement benefits                                                        -                    155
     Changes in operating assets and liabilities
       (exclusive of acquisitions):
          Accounts receivable                                                          (8,059)                 4,364
          Inventories                                                                 (11,222)                  (743)
          Other current assets                                                         (1,274)                  (459)
          Accounts payable                                                             15,618                 (8,280)
          Accrued liabilities                                                             397                 (1,676)
          Other                                                                             6                    (56)
                                                                             -----------------      -----------------

                Total cash provided (used) from operating activities                   (3,922)                (3,948)
                                                                             -----------------      -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                              (1,221)                (2,724)
     Proceeds from disposition of capital assets                                        7,156                     85
                                                                             -----------------      -----------------

                Total cash provided (used) from investing activities                    5,935                 (2,639)
                                                                             -----------------      -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of long-term debt                                                          (66)                  (126)
     Repayment of revolving credit agreement                                             (700)                     -
                                                                             -----------------      -----------------

                Total cash provided (used) from financing activities                     (766)                  (126)
                                                                             -----------------      -----------------

NET INCREASE (DECREASE) IN CASH                                                         1,247                 (6,713)
CASH, BEGINNING OF PERIOD                                                               6,794                  9,423
                                                                             -----------------      -----------------

CASH, END OF PERIOD                                                                   $ 8,041                $ 2,710
                                                                             =================      =================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Interest paid                                                                    $ 2,227                $ 1,947
                                                                             =================      =================

     Income taxes paid                                                                $ 1,893                $ 2,446
                                                                             =================      =================




                 see notes to consolidated financial statements

                 HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                                 (In Thousands)

1.       BASIS OF PRESENTATION

The consolidated financial statements included herein have been prepared by Huttig Building Products, Inc. (the "Company" or "Huttig") on a consolidated basis, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the information presented not misleading. It is recommended that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K. This financial information reflects, in the opinion of management, all adjustments consisting of only adjustments necessary to present fairly the results for the interim periods.

The consolidated results of operations and resulting cash flows for the interim periods presented are not necessarily indicative of the results that might be expected for the full year. Due to the seasonal nature of Huttig's business, profitability is usually lower in the Company's first and fourth quarters than in the second and third quarters.

2. RESERVE ACTIVITY

In December 1999, the Company established a reserve for restructuring costs expected to be incurred under a strategic plan to consolidate and integrate various branch operations and support functions. In the first quarter of 2000, the Company recorded an additional restructuring charge of $1,806 as a result of a change in the estimate of the restructuring costs.

The activity in the restructuring reserve for the three months ended March 31, 2000 is summarized as follows:

                                  Inventory           Lease           Workforce
                                 Adjustments       Terminations       Reduction          Other           Total
                                ---------------  -----------------   -------------  -----------------  ------------
Balance at December 31, 1999         $ 2,210            $ 1,752           $ 494              $ 829       $ 5,285
Plus: Additional charges                 573                 70             373                790         1,806
Less: Costs incurred                   1,696                380              29                 99         2,204
                                ---------------  -----------------   -------------  -----------------  ------------

Balance at March 31, 2000            $ 1,087            $ 1,442           $ 838            $ 1,520       $ 4,887
                                ===============  =================   =============  =================  ============



In December 1999 the Company established a reserve for costs expected to be incurred in connection with the acquisition of Rugby USA ("Rugby"). The acquisition of Rugby was accounted for by the purchase method and, accordingly, this reserve was included in the allocation of the acquisition costs. During the first quarter, the Company made a change in estimate of the costs expected to be incurred which resulted in an increase to the reserve and a reallocation of the acquisition cost.

The activity in this reserve for the three months ended March 31, 2000 is summarized as follows:

                                  Inventory           Lease           Workforce
                                 Adjustments       Terminations       Reduction          Other           Total
                                ---------------  -----------------   -------------  -----------------  ------------
Balance at December 31, 1999         $ 1,001            $ 2,150           $ 591              $ 965       $ 4,707
Plus: Additional charges               1,155                                                    91         1,246
Less: Costs incurred                     410                                430                180         1,020
                                ---------------  -----------------   -------------  -----------------  ------------

Balance at March 31, 2000            $ 1,746            $ 2,150           $ 161              $ 876       $ 4,933
                                ===============  =================   =============  =================  ============



As a result of the change in estimate during the first quarter, the deferred credit balance of $798 at December 31, 1999 was reduced to zero at March 31, 2000 and assets increased by $448.

3. DEBT Debt consisted of the following at March 31, 2000 and December 31, 1999:
                                                March 31,       December 31,
                                                  2000               1999
                                              --------------    ---------------
Revolving credit agreement                        $ 120,000          $ 120,700
Industrial revenue bond                                  75                272
Capital lease obligations                               977              1,108
                                              --------------    ---------------
     Total debt                                     121,052            122,080
Less: current portion                                   263                263
                                              --------------    ---------------
Long-term debt                                    $ 120,789          $ 121,817
                                              ==============    ===============

During April 2000, the Company closed on a new $200,000 secured revolving credit facility. The rate on the facility is LIBOR plus a variable rate based on the Company's ratio of debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"). The proceeds from the facility were used to retire the previously existing $125,000 facility and a $25,000 term loan.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Huttig Building Products, Inc. is one of the largest domestic distributors of building materials used principally in new residential construction and in home improvement, remodeling and repair work. Its products are distributed through 73 distribution centers serving 45 states, principally to building materials dealers (who, in turn, supply the end-user), directly to professional builders and large contractors, and to home centers, national buying groups and industrial and manufactured housing builders. The Company's American Pine Products manufacturing facility, located in Prineville, Oregon, produces softwood moldings. Approximately 19% of American Pine's sales are to Huttig's distribution centers.

The following table sets forth the Company's sales, by product classification as a percentage of net sales, for the quarters ended March 31, 2000 and 1999:

                                              Percent of Total Net Sales
                                              --------------------------
Product Classification:                          2000           1999
                                              ------------   ------------

     Doors                                            33%            35%
     Specialty Building Materials                     27%            22%
     Lumber & Other Commodity Materials               17%            13%
     Windows                                          12%            16%
     Moldings                                         11%            13%
                                              ------------   ------------
       Total Net Product Sales                       100%           100%
                                              ============   ============

On December 16, 1999, Crane Co. ("Crane") distributed to its stockholders (the "Spin-Off") all of the Company's outstanding common stock, par value $.01 per share (the "Common Stock"). Immediately after the Spin-Off, Huttig completed the acquisition of Rugby in exchange for 6,546 newly issued shares of Huttig common stock. Rugby is also a distributor of building materials. For its year ended December 31, 1999, Rugby USA's revenues were approximately $458,000.


Results from Operations

First Quarter of 2000 Compared to First Quarter of 1999

Net sales for the three months ended March 31, 2000 were $281,946, a 61% increase from the first quarter of 1999 when sales were $174,775. The increase is primarily attributable to acquisitions completed during the second half of 1999, the largest of which was Rugby in December of 1999. Also contributing to the higher revenue was a 4% increase in same store sales over the comparable prior year period.

Gross profit, as a percentage of net sales, declined from 19.9% to 19.2% for the three months ended March 31, 1999 and 2000, respectively. Excluding one-time charges included in the cost of sales, gross profit as a percentage of net sales would have been 19.4% for the three months ended March 31, 2000.

Total operating costs and expenses, excluding cost of sales, gains on disposal and the restructuring provision, were $49,625 in the first quarter of 2000 as compared to $30,725 in the first quarter of 1999. The increase was primarily due to recurring costs associated with an increase in the size of the business resulting from the acquisitions which were completed during the second half of 1999. These operating expenses, as a percentage of net sales, were flat during the comparable periods.

Included in total operating costs and expenses in the first quarter of 2000 is $1,806 for the restructuring plan that was initiated in December 1999 (see footnote 3). This expense was recorded as a result of a change in estimate of the costs expected to be incurred for the restructuring. Management anticipates that the restructuring will be complete by the end of 2000.

Gains on disposal of assets increased $5,096 from the first quarter of 1999 to the first quarter of 2000. This increase is due primarily to gains from the sale of property resulting from the consolidation of facilities.

Net interest expense increased to $2,229 in the first quarter of 2000 from $1,973 in the same period of 1999, primarily due to borrowings under the Company's revolving line of credit to support working capital requirements.

Income taxes were provided at estimated annual effective tax rates of 40.5% and 39.2% for the quarter ended March 31, 2000 and 1999, respectively.

As a result of the foregoing factors, net income increased by $2,462, or 200%, to $3,694. Net income increased to 1% of net sales in the first quarter of 2000, up slightly from the same quarter of the prior year.

Liquidity and Capital Resources

Huttig has historically depended primarily on the cash generated from its own operations to finance its needs. The combination of income from operations and cash generation from improved working capital management has been used to finance capital expenditures and seasonal working capital needs. The Company's working capital requirements are generally greatest in the first eight months of the year and Huttig generates cash from working capital reductions in the last four months of the year.

In the three months ended March 31, 2000, cash increased by $1,247 compared to a decrease of $6,713 in the prior year comparable period. The improvement was due primarily due to $7,156 in proceeds from the disposition of capital assets and a $4,280 improvement in cash provided from operating activities.

In the first quarter, 2000 capital expenditures of $1,221 were financed primarily by cash generated from the disposition of assets.

At March 31, 2000, the Company had commitments of $1,103 million for capital improvements.

Financing

At March 31, 2000 the Company had a $125,000 revolving facility with Bank One, as agent, and other banks. The rate on the facility was LIBOR plus a variable rate based on the Company's ratio of debt to EBITDA. On April 25, 2000 the Company closed on a new $200,000 secured credit facility with Chase Manhattan Bank as agent. The current rate on the new is LIBOR plus 175 basis points. The proceeds from the facility were used to retire the $125,000 Bank One facility and a $25,000 term note with Chase Manhattan Bank.

The Company believes that cash, funds generated from operations and funds available under its new secured credit agreement will provide sufficient funds to meet its currently anticipated requirements.

Restructuring and Acquisition Activities

During the quarter ended March 31, 2000 the Company recorded, as a result of a change in estimate, an increase to the restructuring reserve of $1,806 for lease terminations, severance, inventory impairment and other costs associated with the closing and/or consolidation of Company distribution facilities. These costs are included in the cost of sales and operating expenses for the three months ended March 31, 2000.

During the quarter ended March 31, 2000, the Company made a change in estimate of acquisition related costs which increased the reserve by $1,246. Under the purchase method of accounting, this resulted in a reallocation of the acquisition price and a deferred credit of $798 which existed at December 31, 1999 was reduced to zero at March 31, 2000 and assets increased by $448.

The Company believes that closing the eight duplicate Hutting and Rugby distribution centers and the former Rugby corporate office and executing other strategic initiatives resulting from the acquisition will, when completed, reduce the ongoing cost structure of the Company by an estimated $15 million annually. Rugby was acquired in December 1999.

During the first quarter of fiscal 2000, Huttig completed three consolidations in markets where the Rugby acquisition created duplicate facilities thereby reducing the number of facilities from 76 at December 31, 1999 to 73 at March 31, 2000. The Company continues to service the markets where duplicate facilities were closed . The former Rugby headquarters in Alpharetta, GA was also closed during the first quarter, with all job functions transferred either to Huttig's headquarters in St. Louis, MO or to other branches. Headcount decreased by 5% from 3,237 at December 31, 1999 to 3,090 at March 31, 2000.

Effects of Inflation

As Huttig continues to grow, its manufacturing operations should decrease as a percentage of its overall business and any impact of inflation is lessened. Furthermore, management believes that, to the extent inflation affects its costs in the future and competitive conditions permit, Huttig can offset these increased costs by increasing sales prices.

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

Year 2000

Huttig successfully completed its Year 2000 remediation plan in the fall of 1999. The plan included assessment of business critical systems and the upgrade or replacement of those systems that were determined to be Year 2000 affected. Also completed was an assessment of the Year 2000 readiness of key vendors and customers. As of this date, Huttig has experienced no significant problems as a result of the Year 2000 date change and, based upon testing and system validation studies conducted in 1999, management does not foresee any significant future problems or costs related to the Year 2000 millennium date change. However, it is possible that problems have gone undetected, or that other dates in the year 2000 may further affect computer software and systems. The Company is currently unable to assess completely whether its products, internal computer systems, or the operation of its software or the software of third parties contains errors or faults with respect to the Year 2000. Unknown errors or defects that affect the operation of the Company's software and systems or those of third parties could result in a delay or loss of revenue, interruption of services, cancellation of customer contracts, diversion of development resources, damage to reputation, increased service and warranty costs and litigation costs, any of which could harm the Company's business.

Caution

Certain statements made in this Form 10-Q may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors are discussed in detail in Huttig Building Products, Inc. Form 10-K for the year ended December 31, 1999. Given these uncertainties, investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained in the Annual Report on Form 10-K or this Form 10-Q except as required by law.

ITEM 3--QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Huttig has exposure to market risk as it relates to effects of changes in interest rates. The Company had $120,000 and $0 of variable rate debt outstanding at March 31, 2000 and 1999, respectively. Subsequent to March 31, 2000, the Company entered into interest rate swap contracts that provides for fixed interest rates on a majority of the Company's variable rate borrowing that were outstanding at March 31, 2000.

Huttig currently does not hold or issue derivative instruments. Huttig does not generate significant income from non-U.S. sources and accordingly, changes in foreign currency exchange rates do not generally have a direct effect on the Company's financial position. All transactions are denominated in U.S. dollars.

Huttig is subject to periodic fluctuations in the price of wood commodities. Profitability is influenced by these changes as prices change between the time Huttig buys and sells the wood. In addition, to the extent changes in interest rates affect the housing and remodeling market, Huttig would be affected by such changes.

                          PART II -- OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

Exhibit Number             Description

3.1      Restated Certificate of Incorporation (Incorporated by reference to
                           Exhibit 3.1 of the Company's Registration Statement on Form 10 filed with the Commission on September 21, 1999).
3.2      Bylaws of the Company (Incorporated by reference to Amendment No. 4 of the Company's Registration Statement on Form 10 filed with Commission on December 6, 1999).
4.1      Credit  Agreement  dated April 25,  2000  between the Company and
                           Chase Manhattan Bank, as agent for the lenders named therein, and the Lenders. (Filed herewith).

4.2      Form of Revolving Loan Note dated April 25, 2000 in favor of certain lenders. (Filed herewith).
4.3      Schedule to Form of Revolving Loan Note dated April 25, 2000 in favor of certain lenders. (Filed herewith).
4.4      Amendment No. 1 to Rights Agreement between the Company and ChaseMellon
                           Shareholder Services, L.L.C.
                           (Incorporated by reference from Exhibit 4.1 to the Company's Current Report on Form 10-K filed with the Commission on March 6, 2000). (Filed herewith)

11                         Statement Re: Computation of Earnings Per Share
27                         Financial Data Schedule. (Filed herewith).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              HUTTIG BUILDING PRODUCTS, INC.
                              -----------------------------------------------
                              (Registrant)

Date:  May 12, 2000            /s/ Barry J.Kulpa
                              -------------------------------------------------
                              Barry J. Kulpa
                              President, Chief Executive Officer
                              And Director (Principal Executive Officer)

Date:  May 12, 2000            /s/ Gregory D. Lambert
                              -------------------------------------------------
                              Greg Lambert
                              Vice President -- Administration
                              Chief Financial Officer and Secretary
                              (Principal Financial Officer)

Exhibit 4.1  Credit Agreement

                                 CONFORMED COPY

                                CREDIT AGREEMENT

                                   dated as of

                                 April 25, 2000,

                                      among

                         HUTTIG BUILDING PRODUCTS, INC.,
                                  as Borrower,

                            The Lenders Party Hereto,

                           THE CHASE MANHATTAN BANK,
                            as Administrative Agent,

                              BANK OF AMERICA, N.A.,
                              as Syndication Agent,

                                       and

                              FIRSTAR BANK, N.A.,
                             as Documentation Agent

                           ---------------------------

                               CHASE SECURITIES INC.,
                                   as Arranger

                                   [6701-063]

                              TABLE OF CONTENTS

                                                                            Page
ARTICLE I      Definitions


SECTION 1.01.  Defined Terms                                                   1
SECTION 1.02.  Classification of Loans and Borrowings                         23
SECTION 1.03.  Terms Generally                                                23
SECTION 1.04.  Accounting Terms; GAAP                                         24


ARTICLE II     The Credits

SECTION 2.01.  Commitments                                                    24
SECTION 2.02.  Loans and Borrowings                                           25
SECTION 2.03.  Requests for Revolving Borrowings                              25
SECTION 2.04.  Swingline Loans                                                26
SECTION 2.05.  Letters of Credit                                              28
SECTION 2.06.  Funding of Borrowings                                          34
SECTION 2.07.  Interest Elections                                             34
SECTION 2.08.  Termination and Reduction of Commitments                       36
SECTION 2.09.  Repayment of Loans; Evidence of Debt                           37
SECTION 2.10.  Prepayment of Loans                                            38
SECTION 2.11.  Fees                                                           39
SECTION 2.12.  Interest                                                       40
SECTION 2.13.  Alternate Rate of Interest                                     41
SECTION 2.14.  Increased Costs                                                42
SECTION 2.15.  Break Funding Payments                                         44
SECTION 2.16.  Taxes                                                          44
SECTION 2.17.  Payments Generally; Pro Rata Treatment; Sharing of Setoffs     46
SECTION 2.18.  Mitigation Obligations; Replacement of Lenders                 48

ARTICLE III    Representations and Warranties

SECTION 3.01.  Organization; Powers                                           49
SECTION 3.02.  Authorization; Enforceability                                  49
SECTION 3.03.  Governmental Approvals; No Conflicts                           50
SECTION 3.04.  Financial Condition; No Material Adverse Change                50
SECTION 3.05.  Properties                                                     50
SECTION 3.06.  Litigation and Environmental Matters                           51
SECTION 3.07.  Compliance with Laws and Agreements                            51
SECTION 3.08.  Investment and Holding Company Status                          51
SECTION 3.09.  Taxes                                                          52
SECTION 3.10.  ERISA                                                          52
SECTION 3.11.  Disclosure                                                     52
SECTION 3.12.  Subsidiaries                                                   53
SECTION 3.13.  Insurance                                                      53
SECTION 3.14.  Labor Matters                                                  53
SECTION 3.15.  Security Documents                                             53
SECTION 3.16.  Year 2000 Compliance                                           54


ARTICLE IV     Conditions

SECTION 4.01.  Effective Date                                                 55
SECTION 4.02.  Each Credit Event                                              57


ARTICLE V      Affirmative Covenants

SECTION 5.01.  Financial Statements and Other Information                     58
SECTION 5.02.  Notices of Material Events                                     60
SECTION 5.03.  Information Regarding Collateral                               60
SECTION 5.04.  Existence; Conduct of Business                                 61
SECTION 5.05.  Payment of Obligations                                         61
SECTION 5.06.  Maintenance of Properties                                      61
SECTION 5.07.  Insurance                                                      62
SECTION 5.08.  Casualty and Condemnation                                      62
SECTION 5.09.  Books and Records; Inspection                                  62
SECTION 5.10.  Compliance with Laws                                           62
SECTION 5.11.  Use of Proceeds and Letters of Credit                          63
SECTION 5.12.  Additional Subsidiaries                                        63
SECTION 5.13.  Further Assurances                                             63

ARTICLE VI     Negative Covenants

SECTION 6.01.  Indebtedness; Certain Equity Securities                        65
SECTION 6.02.  Liens                                                          66
SECTION 6.03.  Fundamental Changes                                            67
SECTION 6.04.  Investments, Loans, Advances, Guarantees and Acquisitions      68
SECTION 6.05.  Asset Sales                                                    69
SECTION 6.06.  Hedging Agreements                                             70
SECTION 6.07.  Restricted Payments; Certain Payments of Indebtedness          70
SECTION 6.08.  Transactions with Affiliates                                   71
SECTION 6.09.  Restrictive Agreements                                         71
SECTION 6.10.  Amendment of Material Documents                                72
SECTION 6.11.  Sale and Lease-Back Transactions                               72
SECTION 6.12.  Leverage Ratio                                                 72
SECTION 6.13.  Interest Expense Coverage Ratio                                72
SECTION 6.14.  Consolidated Net Worth                                         73

ARTICLE VII

Events of Default                                                             73


ARTICLE VIII

The Administrative Agent                                                      76


ARTICLE IX

Miscellaneous

SECTION 9.01.  Notices                                                        79
SECTION 9.02.  Waivers; Amendments                                            80

SECTION 9.03.  Expenses; Indemnity; Damage Waiver                             82
SECTION 9.04.  Successors and Assigns                                         84
SECTION 9.05.  Survival                                                       87
SECTION 9.06.  Counterparts; Integration; Effectiveness                       87
SECTION 9.07.  Severability                                                   88
SECTION 9.08.  Right of Setoff                                                88
SECTION 9.09.  Governing Law; Jurisdiction; Consent to Service of Process     88
SECTION 9.10.  WAIVER OF JURY TRIAL                                           89
SECTION 9.11.  Headings                                                       90
SECTION 9.12.  Confidentiality                                                90
SECTION 9.13.  Interest Rate Limitation                                       91

 SCHEDULES:

Schedule 2.01             --       Commitments
Schedule 3.06             --       Disclosed Matters
Schedule 3.12             --       Subsidiaries
Schedule 3.13             --       Insurance
Schedule 6.01             --       Existing
Indebtedness
Schedule 6.02             --       Existing Liens
Schedule 6.04             --       Existing Investments
Schedule 6.05(c)          --       Designated Facilities
Schedule 6.08             --       Affiliate
Transactions
Schedule 6.09             --       Existing
Restrictions


EXHIBITS:

Exhibit A                 --       Form of Assignment and Acceptance
Exhibit B                 --       Form of Opinion of Kirkpatrick & Lockhart LLP
Exhibit C                 --       Form of Indemnity, Subrogation and
                                           Contribution Agreement

Exhibit D                 --       Form of Subsidiary Guarantee Agreement
Exhibit E                 --       Form of Pledge Agreement
Exhibit F                 --       Form of Security Agreement

CREDIT AGREEMENT dated as of April 25, 2000, among HUTTIG BUILDING PRODUCTS, INC., a Delaware corporation, the LENDERS party hereto, THE CHASE MANHATTAN BANK, as Administrative Agent and Collateral Agent, BANK OF AMERICA, N.A., as Syndication Agent, and FIRSTAR BANK, N.A., as Documentation Agent.


The parties hereto agree as follows:

                                    ARTICLE I

                                   Definitions

SECTION 1.01. Defined Terms. As used in this Agreement, the following terms have the meanings specified below:

"ABR", when used in reference to any Loan or Borrowing, refers to whether such Loan, or the Loans comprising such Borrowing, are bearing interest at a rate determined by reference to the Alternate Base Rate.

"Adjusted LIBO Rate" means, with respect to any Eurodollar Borrowing for any Interest Period, an interest rate per annum (rounded upwards, if necessary, to the next 1/16 of 1%) equal to (a) the LIBO Rate for such Interest Period multiplied by (b) the Statutory Reserve Rate.

"Administrative Agent" means The Chase Manhattan Bank, in its capacity as administrative agent for the Lenders hereunder.

"Administrative Questionnaire" means an Administrative Questionnaire in a form supplied by the Administrative Agent.

"Affiliate" means, with respect to a specified Person, another Person that directly, or indirectly through one or more intermediaries, Controls or is Controlled by or is under common Control with the Person specified.

"Aggregate Available Amount" means, at any time, the aggregate Available Amounts at such time with respect to all Specified Dispositions that have been made at or prior to such time.

 "Alternate Base Rate" means, for any day, a rate per annum equal to the greatest of (a) the Prime Rate in effect on such day, (b) the Base CD Rate in effect on such day plus 1% and (c) the Federal Funds Effective Rate in effect on such day plus 1/2 of 1%. Any change in the Alternate Base Rate due to a change in the Prime Rate, the Base CD Rate or the Federal Funds Effective Rate shall be effective from and including the effective date of such change in the Prime Rate, the Base CD Rate or the Federal Funds Effective Rate, respectively.

"Applicable Percentage" means, with respect to any Lender, the percentage of the total Commitments represented by such Lender's Commitment. If the Commitments have terminated or expired, the Applicable Percentages shall be determined based upon the Commitments most recently in effect, giving effect to any assignments.

"Applicable Rate" means, for any day with respect to any ABR Loan, Eurodollar Loan, or with respect to the commitment fees payable hereunder, as the case may be, the applicable rate per annum set forth below under the caption "ABR Spread", "Eurodollar Spread" or "Commitment Fee Rate", as the case may be, based upon the Leverage Ratio as of the most recent determination date, provided that until the delivery to the Administrative Agent, pursuant to Section 5.01(a), of the Borrower's consolidated financial statements for the Borrower's fiscal quarter ending on December 31, 2000, the "Applicable Rate" shall be the applicable rate per annum set forth below in Category 1; provided, further that the Applicable Rate with respect to the commitment fees shall be the applicable rate per annum set forth below under the caption "Commitment Fee Rate" less 0.125% at any time that the sum of the Revolving Exposures (disregarding Swingline Exposures) for all Lenders is greater than 50% of the sum of the Revolving Commitments for all Lenders at such time:

Leverage Ratio:
                                                    ABR
                                                  Spread
                                                Eurodollar
                                                  Spread
                                              Commitment Fee
                                                   Rate

Category 1

Greater than or equal to 2.00 to 1.00
0.75%
1.75%
0.50%

Category 2

Less than 2.00 to 1.00
0.50
1.50%
0.50%

 For purposes of the foregoing, (a) the Leverage Ratio shall be determined as of the end of each fiscal quarter of the Borrower's fiscal year based upon the Borrower's consolidated financial statements delivered pursuant to Section 5.01(a) or (b) and (b) each change in the Applicable Rate resulting from a change in the Leverage Ratio shall be effective during the period commencing on and including the first Business Day after the date of delivery to the Administrative Agent of such consolidated financial statements indicating such change and ending on the date immediately preceding the effective date of the next such change, provided that the Leverage Ratio shall be deemed to be in Category 1 (i) at any time that an Event of Default has occurred and is continuing or (ii) if the Borrower fails to deliver the consolidated financial statements required to be delivered by it pursuant to Section 5.01(a) or (b), during the period from the expiration of the time for delivery thereof until such consolidated financial statements are delivered.

"Arranger" means Chase Securities Inc.

"Assessment Rate" means, for any day, the annual assessment rate in effect on such day that is payable by a member of the Bank Insurance Fund classified as "well-capitalized" and within supervisory subgroup "B" (or a comparable successor risk classification) within the meaning of 12 C.F.R. Part 327 (or any successor provision) to the Federal Deposit Insurance Corporation for insurance by such Corporation of time deposits made in dollars at the offices of such member in the United States; provided that if, as a result of any change in any law, rule or regulation, it is no longer possible to determine the Assessment Rate as aforesaid, then the Assessment Rate shall be such annual rate as shall be determined by the Administrative Agent to be representative of the cost of such insurance to the Lenders.

"Assignment and Acceptance" means an assignment and acceptance entered into by a Lender and an assignee (with the consent of any party whose consent is required by Section 9.04), and accepted by the Administrative Agent, in the form of Exhibit A or any other form approved by the Administrative Agent.

"Availability Period" means the period from and including the Effective Date to but excluding the earlier of the Maturity Date and the date of termination of the Commitments.

 "Available Amount" means, with respect to any Net Cash Proceeds received from any Specified Disposition, (a) at any time on or before the Cutoff Date with respect thereto, an amount equal to the portion of such Net Cash Proceeds that has not been applied prior to such time to effect a Permitted Acquisition, and
(b) at any time after such Cutoff Date, zero.

"Base CD Rate" means the sum of (a) the Three-Month Secondary CD Rate multiplied by the Statutory Reserve Rate plus (b) the Assessment Rate.

"Board" means the Board of Governors of the Federal Reserve System of the United States of America.

"Borrower" means Huttig Building Products, Inc., a Delaware corporation.

"Borrowing" means (a) Revolving Loans of the same Type, made, converted or continued on the same date and, in the case of Eurodollar Loans, as to which a single Interest Period is in effect or (b) a Swingline Loan.

"Borrowing Request" means a request by the Borrower for a Revolving Borrowing in accordance with Section 2.03.

"Business Day" means any day that is not a Saturday, Sunday or other day on which commercial banks in New York City are authorized or required by law to remain closed; provided that, when used in connection with a Eurodollar Loan, the term "Business Day" shall also exclude any day on which banks are not open for dealings in dollar deposits in the London interbank market.

"Capital Expenditures" means, for any period, (a) the additions to property, plant and equipment and other capital expenditures of the Borrower and its consolidated Subsidiaries that are (or would be) set forth in a consolidated statement of cash flows of the Borrower for such period prepared in accordance with GAAP and (b) Capital Lease Obligations incurred by the Borrower and its consolidated Subsidiaries during such period.

"Capital Lease Obligations" of any Person means the obligations of such Person to pay rent or other amounts under any lease of (or other arrangement conveying the right to use) real or personal property, or a combination thereof, which obligations are required to be classified and accounted for as capital leases on a balance sheet of such Person under GAAP, and the amount of such obligations shall be the capitalized amount thereof determined in accordance with GAAP.

 "Change in Control" means, (a) the acquisition of ownership, directly or indirectly, beneficially or of record, by any Person or group (within the meaning of the Securities Exchange Act of 1934 and the rules of the Securities and Exchange Commission thereunder as in effect on the date hereof), other than the Permitted Owners, of shares representing more than 25% of the aggregate ordinary voting power represented by the issued and outstanding capital stock of the Borrower; (b) the acquisition of ownership, directly or indirectly, beneficially or of record, by the Permitted Owners of shares representing more than 35% of the aggregate ordinary voting power represented by the issued and outstanding capital stock of the Borrower; (c) occupation of a majority of the seats (other than vacant seats) on the board of directors of the Borrower by Persons who were neither (i) nominated by the board of directors of the Borrower nor (ii) appointed by directors so nominated; or (d) the acquisition of direct or indirect Control of the Borrower by any Person or group.

"Change in Law" means (a) the adoption of any law, rule or regulation after the date of this Agreement, (b) any change in any law, rule or regulation or in the interpretation or application thereof by any Governmental Authority after the date of this Agreement or (c) compliance by any Lender or the Issuing Bank (or, for purposes of Section 2.14(b), by any lending office of such Lender or by such Lender's or the Issuing Bank's holding company, if any) with any request, guideline or directive (whether or not having the force of law) of any Governmental Authority made or issued after the date of this Agreement.

"Code" means the Internal Revenue Code of 1986, as amended from time to time.

"Collateral" means any and all "Collateral", as defined in any applicable Security Document.

"Collateral Agent" means The Chase Manhattan Bank in its capacity as collateral agent for the Secured Parties (as defined in the Security Agreement) under the Security Documents.

 "Commitment" means, with respect to each Lender, the commitment of such Lender to make Revolving Loans and to acquire participations in Letters of Credit and Swingline Loans hereunder, expressed as an amount representing the maximum aggregate amount of such Lender's Revolving Exposure hereunder, as such Commitment may be (a) reduced from time to time pursuant to Section 2.08 and (b) reduced or increased from time to time pursuant to assignments by or to such Lender pursuant to Section 9.04. The initial amount of each Lender's Commitment is set forth on Schedule 2.01, or in the Assignment and Acceptance pursuant to which such Lender shall have assumed its Commitment, as applicable. The initial aggregate amount of the Lenders' Commitments is $200,000,000.

"Consolidated Cash Interest Expense" means, for any period, the excess of (a) the sum of (i) the interest expense (including imputed interest expense in respect of Capital Lease Obligations) of the Borrower and the Subsidiaries for such period, determined on a consolidated basis in accordance with GAAP, (ii) any interest accrued during such period in respect of Indebtedness of the Borrower or any Subsidiary that is required to be capitalized rather than included in consolidated interest expense for such period in accordance with GAAP, plus (iii) any cash payments made during such period in respect of obligations referred to in clause (b)(ii) below that were amortized or accrued in a previous period, minus (b) the sum of (i) to the extent included in such consolidated interest expense for such period, non-cash amounts attributable to amortization of financing costs paid in a previous period, plus (ii) to the extent included in such consolidated interest expense for such period, non-cash amounts attributable to amortization of debt discounts or accrued interest payable in kind for such period. If the Borrower or any Subsidiary has made any Permitted Acquisition or sale, transfer, lease or other disposition of assets outside of the ordinary course of business during any period, Consolidated Cash Interest Expense for such period shall be calculated after giving pro forma effect to any incurrence, assumption or repayment of Indebtedness incurred, assumed or repaid in connection with such Permitted Acquisition or sale, transfer, lease or other disposition of assets, as if such Indebtedness had been incurred, assumed or repaid at the beginning of such period.

 "Consolidated EBITDA" means, for any period, Consolidated Net Income for such period plus (a) without duplication and to the extent deducted in determining such Consolidated Net Income, the sum of (i) consolidated interest expense for such period, (ii) consolidated income tax expense for such period, (iii) all amounts attributable to depreciation and amortization for such period and (iv) any non-recurring charges for such period, and minus (b) without duplication and to the extent included in determining such Consolidated Net Income, any non-recurring gains for such period, all determined on a consolidated basis in accordance with GAAP. If the Borrower or any Subsidiary has made any Permitted Acquisition or sale, transfer, lease or other disposition of assets outside of the ordinary course of business during any period, Consolidated EBITDA for such period shall be calculated after giving pro forma effect thereto (without giving effect to any cost savings other than those as to which all actions necessary to the actual realization thereof have been completed as of the date of such Permitted Acquisition, or sale, transfer, lease or disposition), as if such Permitted Acquisition or sale, transfer, lease or other disposition of assets had occurred on the first day of the relevant period.

"Consolidated Net Income" means, for any period, the net income or loss of the Borrower and the Subsidiaries for such period determined on a consolidated basis in accordance with GAAP; provided that there shall be excluded (a) the income of any Person in which any other Person (other than the Borrower or any Subsidiary or any director holding qualifying shares in compliance with applicable law) owns an equity interest, except to the extent of the amount of dividends or other distributions actually paid to the Borrower or any of the Subsidiaries during such period, and (b) the income (or loss) of any Person accrued prior to the date it becomes a Subsidiary or is merged into or consolidated with the Borrower or any Subsidiary or the date that such Person's assets are acquired by the Borrower or any Subsidiary.

"Consolidated Net Worth" means, as of any date, (a) the sum of (i) common stock taken at par or stated value, (ii) preferred stock taken at its liquidation value, (iii) capital surplus relating to common stock and (iv) retained earnings (or deficit) at such date minus (b) the sum of treasury stock at such date, all determined for the Borrower in accordance with GAAP and after giving effect to all adjustments required thereby, but excluding any adjustments required by purchase accounting.

"Control" means the possession, directly or indirectly, of the power to direct or cause the direction of the management or policies of a Person, whether through the ability to exercise voting power, by contract or otherwise. "Controlling" and "Controlled" have meanings correlative thereto.

"Cutoff Date" means, with respect to any Net Cash Proceeds received from any Specified Disposition, the date that is one year after the date of receipt of such Net Cash Proceeds.

 "Debt to Capitalization Ratio" means, on any date, the ratio of (a) Total Debt as of such date to (b) the sum of (i) Total Debt as of such date and (ii) Consolidated Net Worth as of such date.

"Default" means any event or condition which constitutes an Event of Default or which upon notice, lapse of time or both would, unless cured or waived, become an Event of Default.

"Designated Facilities" means the facilities (and related assets) of the Borrower and the Subsidiaries specified on Schedule 6.05(c).

"Disclosed   Matters"  means  the  actions,   suits  and   proceedings  and  the
environmental matters disclosed in Schedule 3.06.

"Documentation Agent" means Firstar Bank, N.A., in its capacity as documentation agent for the Lenders hereunder.

"dollars" or "$" refers to lawful money of the United States of America.

"Effective  Date" means the date on which the  conditions  specified  in Section
4.01 are satisfied (or waived in accordance with Section 9.02).

"Environmental Laws" means all former, current and future federal, state, local and foreign laws (including common law), treaties, regulations, rules, ordinances, codes, decrees, judgments, directives, orders (including consent orders), and agreements in each case, relating to protection of the environment, natural resources, human health and safety or the presence, Release of, or exposure to, Hazardous Materials, or the generation, manufacture, processing, distribution, use, treatment, storage, transport, recycling or handling of, or the arrangement for such activities with respect to, Hazardous Materials.

 "Environmental Liability" means liabilities, obligations, claims, actions, suits, judgments or orders under or relating to any Environmental Law for any damages, injunctive relief, losses, fines, penalties, fees, expenses (including reasonable fees and expenses of attorneys and consultants) or costs, whether contingent or otherwise, including those arising from or relating to: (a) compliance or non-compliance with any Environmental Law, (b) the generation, use, handling, transportation, storage, treatment or disposal of any Hazardous Materials, (c) exposure to any Hazardous Materials, (d) the release of any Hazardous Materials or (e) any contract, agreement or other consensual arrangement pursuant to which liability is assumed or imposed with respect to any of the foregoing.

"Equity Interests" means shares of capital stock, partnership interests, membership interests in a limited liability company, beneficial interests in a trust or other equity ownership interests in a Person.

"ERISA" means the Employee Retirement Income Security Act of 1974, as amended from time to time.

"ERISA Affiliate" means any trade or business (whether or not incorporated) that, together with the Borrower, is treated as a single employer under Section 414(b) or (c) of the Code or, solely for purposes of Section 302 of ERISA and
Section 412 of the Code, is treated as a single employer under Section 414 of the Code.

"ERISA Event" means (a) any "reportable event", as defined in Section 4043 of ERISA or the regulations issued thereunder with respect to a Plan (other than an event for which the 30-day notice period is waived); (b) the existence with respect to any Plan of an "accumulated funding deficiency" (as defined in Section 412 of the Code or Section 302 of ERISA), whether or not waived; (c) the filing pursuant to Section 412(d) of the Code or Section 303(d) of ERISA of an application for a waiver of the minimum funding standard with respect to any Plan; (d) the incurrence by the Borrower or any of its ERISA Affiliates of any liability under Title IV of ERISA with respect to the termination of any Plan;
(e) the receipt by the Borrower or any ERISA Affiliate from the PBGC or a plan administrator of any notice relating to an intention to terminate any Plan or Plans or to appoint a trustee to administer any Plan; (f) the incurrence by the Borrower or any of its ERISA Affiliates of any liability with respect to the withdrawal or partial withdrawal from any Plan or Multiemployer Plan; or (g) the receipt by the Borrower or any ERISA Affiliate of any notice, or the receipt by any Multiemployer Plan from the Borrower or any ERISA Affiliate of any notice, concerning the imposition of Withdrawal Liability or a determination that a Multiemployer Plan is, or is expected to be, insolvent or in reorganization, within the meaning of Title IV of ERISA.

"Eurodollar", when used in reference to any Loan or Borrowing, refers to whether such Loan, or the Loans comprising such Borrowing, are bearing interest at a rate determined by reference to the Adjusted LIBO Rate.

 "Event of Default" has the meaning assigned to such term in Article VII.

"Excluded Taxes" means, with respect to the Administrative Agent, any Lender, the Issuing Bank or any other recipient of any payment to be made by or on account of any obligation of the Borrower hereunder, (a) income or franchise taxes imposed on (or measured by) its net income by the United States of America, or by the jurisdiction under the laws of which such recipient is organized or in which its principal office is located or, in the case of any Lender, in which its applicable lending office is located, (b) any branch profits taxes imposed by the United States of America or any similar tax imposed by any other jurisdiction described in clause (a) above and (c) in the case of a Foreign Lender (other than an assignee pursuant to a request by the Borrower under Section 2.18(b)), any withholding tax that (i) is in effect and would apply to amounts payable to such Foreign Lender at the time such Foreign Lender becomes a party to this Agreement (or designates a new lending office), except to the extent that such Foreign Lender (or its assignor, if any) was entitled, at the time of designation of a new lending office (or assignment), to receive additional amounts from the Borrower with respect to any such withholding tax pursuant to Section 2.16(a), or (ii) is attributable to such Foreign Lender's failure to comply with Section 2.16(e).

"Existing   Indebtedness"  means  the  Indebtedness  of  the  Borrower  and  the
Subsidiaries immediately prior to the consummation of the Transactions.

"Federal Funds Effective Rate" means, for any day, the weighted average (rounded upwards, if necessary, to the next 1/100 of 1%) of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers, as published on the next succeeding Business Day by the Federal Reserve Bank of New York, or, if such rate is not so published for any day that is a Business Day, the average (rounded upwards, if necessary, to the next 1/100 of 1%) of the quotations for such day for such transactions received by the Administrative Agent from three Federal funds brokers of recognized standing selected by it.

"Financial Officer" means the chief financial officer, principal accounting officer, treasurer or controller of the Borrower.

 "Foreign Lender" means any Lender that is organized under the laws of a jurisdiction other than that in which the Borrower is located. For purposes of this definition, the United States of America, each State thereof and the District of Columbia shall be deemed to constitute a single jurisdiction.

"Foreign Subsidiary" means any Subsidiary that is organized under the laws of a jurisdiction other than the United States of America or any State thereof or the District of Columbia.

"GAAP" means generally accepted accounting principles in the United States of America.

"Governmental Authority" means the government of the United States of America, any other nation or any political subdivision thereof, whether state or local, and any agency, authority, instrumentality, regulatory body, court, central bank or other entity exercising executive, legislative, judicial, taxing, regulatory or administrative powers or functions of or pertaining to government.

"Guarantee" of or by any Person (the "guarantor") means any obligation, contingent or otherwise, of the guarantor guaranteeing or having the economic effect of guaranteeing any Indebtedness or other obligation of any other Person (the "primary obligor") in any manner, whether directly or indirectly, and including any obligation of the guarantor, direct or indirect, (a) to purchase or pay (or advance or supply funds for the purchase or payment of) such Indebtedness or other obligation or to purchase (or to advance or supply funds for the purchase of) any security for the payment thereof, (b) to purchase or lease property, securities or services for the purpose of assuring the owner of such Indebtedness or other obligation of the payment thereof, (c) to maintain working capital, equity capital or any other financial statement condition or liquidity of the primary obligor so as to enable the primary obligor to pay such Indebtedness or other obligation or (d) as an account party in respect of any letter of credit or letter of guaranty issued to support such Indebtedness or obligation; provided that the term "Guarantee" shall not include endorsements for collection or deposit in the ordinary course of business.

"Hazardous Materials" means (i) any petroleum products or byproducts and all other hydrocarbons, coal ash, radon gas, asbestos, urea formaldehyde foam insulation, polychlorinated biphenyls, chlorofluorocarbons and all other ozone-depleting substances; or (ii) any chemical, material, substance or waste that is prohibited, limited or regulated by or pursuant to any Environmental Law.

 "Hedging Agreement" means any interest rate protection agreement, foreign currency exchange agreement, commodity price protection agreement or other interest or currency exchange rate or commodity price hedging arrangement.

"Indebtedness" of any Person means, without duplication, (a) all obligations of such Person for borrowed money, (b) all obligations of such Person evidenced by bonds, debentures, notes or similar instruments, (c) all obligations of such Person upon which interest charges are customarily paid, (d) all obligations of such Person under conditional sale or other title retention agreements relating to property acquired by such Person, (e) all obligations of such Person in respect of the deferred purchase price of property or services (excluding current accounts payable incurred in the ordinary course of business), (f) all Indebtedness of others secured by (or for which the holder of such Indebtedness has an existing right, contingent or otherwise, to be secured by) any Lien on property owned or acquired by such Person, whether or not the Indebtedness secured thereby has been assumed, (g) all Guarantees by such Person of Indebtedness of others, (h) all Capital Lease Obligations of such Person, (i) all obligations, contingent or otherwise, of such Person as an account party in respect of letters of credit and letters of guaranty and (j) all obligations, contingent or otherwise, of such Person in respect of bankers' acceptances. The Indebtedness of any Person shall include the Indebtedness of any other entity (including any partnership in which such Person is a general partner) to the extent such Person is liable therefor as a result of such Person's ownership interest in or other relationship with such entity, except to the extent the terms of such Indebtedness provide that such Person is not liable therefor.

"Indemnified Taxes" means Taxes other than Excluded Taxes.

"Indemnity,   Subrogation  and  Contribution  Agreement"  means  the  Indemnity,
Subrogation and Contribution Agreement, substantially in the form of Exhibit C, among the Borrower, the Subsidiary Loan Parties and the Administrative Agent.

"Information Memorandum" means the Confidential Information Memorandum dated March 2000, relating to the Borrower and the Transactions.

 "Interest Election Request" means a request by the Borrower to convert or continue a Revolving Borrowing in accordance with Section 2.07.

"Interest Payment Date" means (a) with respect to any ABR Loan (other than a Swingline Loan), the last day of each March, June, September and December, (b) with respect to any Eurodollar Loan, the last day of the Interest Period applicable to the Borrowing of which such Loan is a part and, in the case of a Eurodollar Borrowing with an Interest Period of more than three months' duration, each day prior to the last day of such Interest Period that occurs at intervals of three months' duration after the first day of such Interest Period, and (c) with respect to any Swingline Loan, the day that such Loan is required to be repaid.

"Interest Period" means with respect to any Eurodollar Borrowing, the period commencing on the date of such Borrowing and ending on the numerically corresponding day in the calendar month that is one, two, three or six months thereafter, as the Borrower may elect; provided that (a) if any Interest Period would end on a day other than a Business Day, such Interest Period shall be extended to the next succeeding Business Day unless such next succeeding Business Day would fall in the next calendar month, in which case such Interest Period shall end on the next preceding Business Day and (b) any Interest Period that commences on the last Business Day of a calendar month (or on a day for which there is no numerically corresponding day in the last calendar month of such Interest Period) shall end on the last Business Day of the last calendar month of such Interest Period. For purposes hereof, the date of a Borrowing initially shall be the date on which such Borrowing is made and thereafter shall be the effective date of the most recent conversion or continuation of such Borrowing.

"Issuing Bank" means The Chase Manhattan Bank, in its capacity as the issuer of Letters of Credit hereunder, and its successors in such capacity as provided in
Section 2.05(i). The Issuing Bank may, in its discretion, arrange for one or more Letters of Credit to be issued by Affiliates of the Issuing Bank, in which case the term "Issuing Bank" shall include any such Affiliate with respect to Letters of Credit issued by such Affiliate.

"LC Disbursement" means a payment made by the Issuing Bank pursuant to a Letter of Credit.

 "LC Exposure" means, at any time, the sum of (a) the aggregate undrawn amount of all outstanding Letters of Credit at such time plus (b) the aggregate amount of all LC Disbursements that have not yet been reimbursed by or on behalf of the Borrower at such time. The LC Exposure of any Lender at any time shall be its Applicable Percentage of the total LC Exposure at such time.

"Lenders" means the Persons listed on Schedule 2.01 and any other Person that shall have become a party hereto pursuant to an Assignment and Acceptance, other than any such Person that ceases to be a party hereto pursuant to an Assignment and Acceptance. Unless the context otherwise requires, the term "Lenders" includes the Swingline Lender.

"Letter of Credit" means any letter of credit issued pursuant to this Agreement.

"Leverage Ratio" means, on any date, the ratio of (a) Total Debt as of such date to (b) Consolidated EBITDA for the period of four consecutive fiscal quarters of the Borrower ended on such date (or, if such date is not the last day of a fiscal quarter, ended on the last day of the fiscal quarter of the Borrower most recently ended prior to such date).

"LIBO Rate" means, with respect to any Eurodollar Borrowing for any Interest Period, the rate appearing on Page 3750 of the Telerate Service (or on any successor or substitute page of such Service, or any successor to or substitute for such Service, providing rate quotations comparable to those currently provided on such page of such Service, as determined by the Administrative Agent from time to time for purposes of providing quotations of interest rates applicable to dollar deposits in the London interbank market) at approximately 11:00 a.m., London time, two Business Days prior to the commencement of such Interest Period, as the rate for dollar deposits with a maturity comparable to such Interest Period. In the event that such rate is not available at such time for any reason, then the "LIBO Rate" with respect to such Eurodollar Borrowing for such Interest Period shall be the rate at which dollar deposits of $5,000,000 and for a maturity comparable to such Interest Period are offered by the principal London office of the Administrative Agent in immediately available funds in the London interbank market at approximately 11:00 a.m., London time, two Business Days prior to the commencement of such Interest Period.

 "Lien" means, with respect to any asset, (a) any mortgage, deed of trust, lien, pledge, hypothecation, encumbrance, charge or security interest in, on or of such asset, (b) the interest of a vendor or a lessor under any conditional sale agreement, capital lease or title retention agreement (or any financing lease having substantially the same economic effect as any of the foregoing) relating to such asset and (c) in the case of securities, any purchase option, call or similar right of a third party with respect to such securities.

"Loan Documents" means this Agreement, the promissory notes, if any, executed and delivered pursuant to Section 2.09(e), the Subsidiary Guarantee Agreement, the Indemnity, Subrogation and Contribution Agreement and the Security Documents.

"Loan Parties" means the Borrower and the Subsidiary Loan Parties.

"Loans" means the loans made by the Lenders to the Borrower pursuant to this Agreement.

"Material Adverse Effect" means a material adverse effect on (a) the business, assets, operations, prospects or condition, financial or otherwise, of the Borrower and the Subsidiaries taken as a whole, (b) the ability of any Loan Party to perform its obligations under any Loan Document in any material respect or (c) the ability of the Lenders to enforce any Loan Document in any material respect.

"Material Indebtedness" means Indebtedness (other than the Loans and Letters of Credit), or obligations in respect of one or more Hedging Agreements, of any one or more of the Borrower and its Subsidiaries in an aggregate principal amount exceeding $5,000,000. For purposes of determining Material Indebtedness, the "principal amount" of the obligations of the Borrower or any Subsidiary in respect of any Hedging Agreement at any time shall be the maximum aggregate amount (giving effect to any netting agreements) that the Borrower or such Subsidiary would be required to pay if such Hedging Agreement were terminated at such time.

"Maturity Date" means April 25, 2003.

"Moody's" means Moody's Investors Service, Inc.

"Multiemployer Plan" means a multiemployer plan as defined in Section 4001(a)(3) of ERISA.

 "Net Cash Proceeds" means, with respect to any event (a) the cash proceeds received in respect of such event including (i) any cash received in respect of any non-cash proceeds, but only as and when received, (ii) in the case of a casualty, insurance proceeds, and (iii) in the case of a condemnation or similar event, condemnation awards and similar cash payments, net of (b) the sum of (i) all reasonable fees and out-of-pocket expenses paid by the Borrower and its Subsidiaries to third parties (other than Affiliates) in connection with such event, (ii) in the case of a sale, transfer or other disposition of an asset (including pursuant to a sale and leaseback transaction or a casualty or condemnation or similar proceeding), the amount of all payments required to be made by the Borrower and its Subsidiaries as a result of such event to repay Indebtedness (other than Loans) secured by such asset or otherwise subject to mandatory prepayment as a result of such event, and (iii) the amount of all Taxes paid (or reasonably estimated to be payable) by the Borrower and its Subsidiaries, and the amount of any reserves established by the Borrower and its Subsidiaries to fund contingent liabilities reasonably estimated to be payable, in each case during the year that such event occurred or the next succeeding year and that are directly attributable to such event (as determined reasonably and in good faith by the chief financial officer of the Borrower).

"Obligations" has the meaning assigned to such term in the Security Agreement.

"Other Taxes" means any and all present or future recording, stamp, documentary, excise, transfer, sales, property or similar taxes, charges or levies arising from any payment made under any Loan Document or from the execution, delivery or enforcement of, or otherwise with respect to, any Loan Document.

"PBGC" means the Pension Benefit Guaranty Corporation referred to and defined in ERISA and any successor entity performing similar functions.

"Perfection Certificate" means a certificate in the form of Annex 1 to the Security Agreement or any other form approved by the Collateral Agent.

 "Permitted Acquisition" means any acquisition (whether by purchase, merger, consolidation or otherwise) by the Borrower or any Subsidiary of all or substantially all the assets of, or all the Equity Interests in, a Person or division or line of business of a Person, that was not preceded by an unsolicited tender offer for such Person, if, at the time of and immediately after giving effect thereto, (a) no Default has occurred and is continuing or would result therefrom, (b) the principal business of such Person or division or line of business is reasonably related to a business in which the Borrower and the Subsidiaries were engaged on the Effective Date, (c) each Subsidiary formed for the purpose of or resulting from such acquisition is a Subsidiary Loan Party and all the Equity Interests of such Subsidiary Loan Party are owned directly by the Borrower or a Subsidiary Loan Party and all actions required to be taken with respect to such acquired or newly formed Subsidiary Loan Party under Sections 5.12 and 5.13 are taken, (d) the Borrower and the Subsidiaries are in compliance, on a pro forma basis after giving effect to such acquisition (without giving effect to any cost savings other than those actually realized as of the date of such acquisition), with the covenants contained in Sections 6.12,
6.13 and 6.14 recomputed as at the last day of the most recently ended fiscal quarter of the Borrower for which financial statements are available, as if such acquisition (and any related incurrence or repayment of Indebtedness) had occurred on the first day of each relevant period for testing such compliance and (e) the Borrower has delivered to the Administrative Agent an officers' certificate to the effect set forth in clauses (a), (b), (c) and (d) above, together with all relevant financial information for the Person or assets to be acquired and reasonably detailed calculations demonstrating satisfaction of the requirement set forth in clause (d) above.

"Permitted Encumbrances" means:

(a) Liens imposed by law for taxes that are not yet due or are being contested in compliance with Section 5.05;

(b) carriers', warehousemen's, mechanics', material-men's, repairmen's and other like Liens imposed by law, arising in the ordinary course of business and securing obligations that are not overdue by more than 30 days or are being contested in compliance with Section 5.05;

(c) pledges and deposits made in the ordinary course of business in compliance with workers' compensation, unemployment insurance and other social security laws or regulations;

(d) deposits to secure the performance of bids, trade contracts, leases, statutory obligations, surety and appeal bonds, performance bonds and other obligations of a like nature, in each case in the ordinary course of business;

(e) judgment liens in respect of judgments that do not constitute an Event of Default under clause (k) of Article VII; and

(f) easements, zoning restrictions, rights-of-way and similar encumbrances on real property imposed by law or arising in the ordinary course of business that do not secure any monetary obligations and do not materially detract from the value of the affected property or interfere with the ordinary conduct of business of the Borrower or any Subsidiary;

provided that the term "Permitted Encumbrances" shall not include any Lien securing Indebtedness.

"Permitted Investments" means:

(a) direct obligations of, or obligations the principal of and interest on which are unconditionally guaranteed by, the United States of America (or by any agency thereof to the extent such obligations are backed by the full faith and credit of the United States of America), in each case maturing within one year from the date of acquisition thereof;

(b) investments in commercial paper maturing within 270 days from the date of acquisition thereof and having, at such date of acquisition, the highest credit rating obtainable from S&P or from Moody's;

(c) investments in certificates of deposit, banker's acceptances and time deposits maturing within 180 days from the date of acquisition thereof issued or guaranteed by or placed with, and money market deposit accounts issued or offered by, any domestic office of any commercial bank organized under the laws of the United States of America or any State thereof which has a combined capital and surplus and undivided profits of not less than $500,000,000; and

(d) fully collateralized repurchase agreements with a term of not more than 30 days for securities described in clause (a) above and entered into with a financial institution satisfying the criteria described in clause (c) above.

"Permitted Owners" means RMC Group p.l.c., a United Kingdom public limited company, its subsidiaries and, with the written consent of the Required Lenders, any transferee of RMC Group p.l.c. or its subsidiaries.

 "Person" means any natural person, corporation, limited liability company, trust, joint venture, association, company, partnership, Governmental Authority or other entity.

"Plan" means any employee pension benefit plan (other than a Multiemployer Plan) subject to the provisions of Title IV of ERISA or Section 412 of the Code or
Section 302 of ERISA, and in respect of which the Borrower or any ERISA Affiliate is (or, if such plan were terminated, would under Section 4069 of ERISA be deemed to be) an "employer" as defined in Section 3(5) of ERISA.

"Pledge Agreement" means the Pledge Agreement, substantially in the form of Exhibit E, among the Borrower, the Subsidiaries party thereto and the Collateral Agent for the benefit of the Secured Parties.

"Prepayment Event" means:

(a)any Specified Disposition;

(b)the issuance by the Borrower or any Subsidiary of any Equity Interests, or the receipt by the Borrower or any Subsidiary of any capital contribution, other than any such issuance of Equity Interests to, or receipt of any such capital contribution from, the Borrower or a Subsidiary; or

(c)the incurrence by the Borrower or any Subsidiary of any Indebtedness, other than Indebtedness permitted under Section 6.01(a).

"Prime Rate" means the rate of interest per annum publicly announced from time to time by The Chase Manhattan Bank as its prime rate in effect at its principal office in New York City; each change in the Prime Rate shall be effective from and including the date such change is publicly announced as being effective.

"Register" has the meaning set forth in Section 9.04.

"Related Parties" means, with respect to any specified Person, such Person's Affiliates and the respective directors, officers, employees, agents and advisors of such Person and such Person's Affiliates.

 "Release" means any release, spill, emission, leaking, dumping, injection, pouring, deposit, disposal, discharge, dispersal, leaching or migration into or through the environment or within or upon any building, structure, facility or fixture.

"Required Lenders" means, at any time, Lenders having Revolving Exposures and unused Commitments repre-senting more than 50% of the total Revolving Exposures and unused Commitments at such time. For the purposes of the definition of Required Lenders, the Revolving Exposure and unused Commitment of each Lender who fails to make a Loan pursuant to Section 2.01 shall be excluded from the calculation of the total Revolving Exposures and unused Commitments unless and until such failure has been cured.

"Restricted Payment" means (a) any dividend or other distribution (whether in cash, securities or other property) with respect to any shares of any class of capital stock of the Borrower or any Subsidiary or (b) any payment (whether in cash, securities or other property), including any sinking fund or similar deposit, on account of the purchase, redemption, retirement, acquisition, cancellation or termination of any such shares of capital stock of the Borrower or any Subsidiary or any option, warrant or other right to acquire any such shares of capital stock of the Borrower.

"Revolving Exposure" means, with respect to any Lender at any time, the sum of the outstanding principal amount of such Lender's Revolving Loans and its LC Exposure and Swingline Exposure at such time.

"Revolving Loan" means a Loan made pursuant to Section 2.01.

"S&P" means Standard & Poor's.

"Secured Parties" shall have the meaning assigned to such term in the Security Agreement.

"Security Agreement" means the Security Agreement, substantially in the form of Exhibit F, among the Borrower, the Subsidiary Loan Parties and the Collateral Agent for the benefit of the Secured Parties.

"Security Documents" means the Security Agreement, the Pledge Agreement and each other security agreement or other instrument or document executed and delivered pursuant to Section 5.12 or 5.13 to secure any of the Obligations.

 "Specified Disposition" means any sale, transfer or other disposition of (a) a Designated Facility (or any assets comprising a part thereof) in connection with the consolidation or closure by the Borrower of such Designated Facility or (b) other assets in connection with the consolidation or closure by the Borrower of branch locations other than the Designated Facilities; provided that (i) the sum of the aggregate fair market values of (x) all assets sold, transferred or otherwise disposed of in connection with the consolidation or closure by the Borrower of branch locations on or after December 16, 1999, and prior to the Effective Date and (y) all assets sold, transferred or otherwise disposed of in reliance upon clauses (a) or (b) above shall not exceed $25,000,000, and (ii) all such sales, transfers and dispositions shall be made for fair value and at least 90% of the consideration for each such sale, transfer or disposition shall consist of cash consideration.

"Statutory Reserve Rate" means a fraction (expressed as a decimal), the numerator of which is the number one and the denominator of which is the number one minus the aggregate of the maximum reserve percentages (including any marginal, special, emergency or supplemental reserves) expressed as a decimal established by the Board to which the Administrative Agent is subject (a) with respect to the Base CD Rate, for new negotiable nonpersonal time deposits in dollars of over $100,000 with maturities approximately equal to three months and
(b) with respect to the Adjusted LIBO Rate, for eurocurrency funding (currently referred to as "Eurocurrency Liabilities" in Regulation D of the Board). Such reserve percentages shall include those imposed pursuant to such Regulation D. Eurodollar Loans shall be deemed to constitute eurocurrency funding and to be subject to such reserve requirements without benefit of or credit for proration, exemptions or offsets that may be available from time to time to any Lender under such Regulation D or any comparable regulation. The Statutory Reserve Rate shall be adjusted automatically on and as of the effective date of any change in any reserve percentage.

 "subsidiary" means, with respect to any Person (the "parent") at any date, any corporation, limited liability company, partnership, association or other entity the accounts of which would be consolidated with those of the parent in the parent's consolidated financial statements if such financial statements were prepared in accordance with GAAP as of such date, as well as any other corporation, limited liability company, partnership, association or other entity
(a) of which securities or other ownership interests representing more than 50% of the equity or more than 50% of the ordinary voting power or, in the case of a partnership, more than 50% of the general partnership interests are, as of such date, owned, controlled or held, or (b) that is, as of such date, otherwise Controlled, by the parent or one or more subsidiaries of the parent or by the parent and one or more subsidiaries of the parent.

"Subsidiary" means any subsidiary of the Borrower.

"Subsidiary Guarantee Agreement" means each Subsidiary Guarantee Agreement, substantially in the form of Exhibit D, made by a Subsidiary Loan Party in favor of the Administrative Agent for the benefit of the Secured Parties.

"Subsidiary Loan Party" means any Subsidiary other than any Foreign Subsidiary.

"Swingline Exposure" means, at any time, the aggregate principal amount of all Swingline Loans out-standing at such time. The Swingline Exposure of any Lender at any time shall be its Applicable Percentage of the total Swingline Exposure at such time.

"Swingline Lender" means The Chase Manhattan Bank, in its capacity as lender of Swingline Loans hereunder.

"Swingline Loan" means a Loan made pursuant to Section 2.04.

"Syndication Agent" means Bank of America, N.A., in its capacity as administrative agent for the Lenders hereunder.

"Taxes" means any and all present or future taxes, levies, imposts, duties, deductions, charges or withholdings imposed by any Governmental Authority.

"Three-Month Secondary CD Rate" means, for any day, the secondary market rate for three-month certificates of deposit reported as being in effect on such day (or, if such day is not a Business Day, the next preceding Business Day) by the Board through the public information telephone line of the Federal Reserve Bank of New York (which rate will, under the current practices of the Board, be published in Federal Reserve Statistical Release H.15(519) during the week following such day) or, if such rate is not so reported on such day or such next preceding Business Day, the average of the secondary market quotations for three-month certifi-cates of deposit of major money center banks in New York City received at approximately 10:00 a.m., New York City time, on such day (or, if such day is not a Business Day, on the next preceding Business Day) by the Administrative Agent from three negotiable certificate of deposit dealers of recognized standing selected by it.

 "Total Debt" means, as of any date, the sum of (a) the aggregate principal amount of Indebtedness of the Borrower and the Subsidiaries outstanding as of such date, in the amount that would be reflected on a balance sheet prepared as of such date on a consolidated basis in accordance with GAAP, plus (b) the aggregate principal amount of Indebtedness of the Borrower and the Subsidiaries outstanding as of such date that is not required to be reflected on a balance sheet in accordance with GAAP, determined on a consolidated basis; provided that, for purposes of clause (b) above, the term "Indebtedness" shall not include contingent obligations of the Borrower or any Subsidiary as an account party in respect of any letter of credit or letter of guaranty unless such letter of credit or letter of guaranty supports an obligation that constitutes Indebtedness.

"Transactions" means the execution, delivery and performance by the Loan Parties of the Loan Documents, the borrowing of Loans, the use of the proceeds thereof and the issuance of Letters of Credit hereunder.

"Type", when used in reference to any Loan or Borrowing, refers to whether the rate of interest on such Loan, or on the Loans comprising such Borrowing, is deter-mined by reference to the Adjusted LIBO Rate or the Alternate Base Rate.

"Withdrawal Liability" means liability to a Multiemployer Plan as a result of a complete or partial withdrawal from such Multiemployer Plan, as such terms are defined in Part I of Subtitle E of Title IV of ERISA.

SECTION 1.02. Classification of Loans and Borrowings. For purposes of this Agreement, Loans may be classified and referred to by Type (e.g., a "Eurodollar Revolving Loan"). Borrowings also may be classified and referred to by Type (e.g., a "Eurodollar Revolving Borrowing").

 SECTION 1.03. Terms Generally. The definitions of terms herein shall apply equally to the singular and plural forms of the terms defined. Whenever the context may require, any pronoun shall include the corresponding masculine, feminine and neuter forms. The words "include", "includes" and "including" shall be deemed to be followed by the phrase "without limitation". The word "will" shall be construed to have the same meaning and effect as the word "shall". Unless the context requires otherwise (a) any definition of or reference to any agreement, instrument or other document herein shall be construed as referring to such agreement, instrument or other document as from time to time amended, supplemented or otherwise modified (subject to any restrictions on such amendments, supplements or modifications set forth herein), (b) any reference herein to any Person shall be construed to include such Person's successors and assigns, (c) the words "herein", "hereof" and "hereunder", and words of similar import, shall be construed to refer to this Agreement in its entirety and not to any particular provision hereof, (d) all references herein to Articles, Sections, Exhibits and Schedules shall be construed to refer to Articles and Sections of, and Exhibits and Schedules to, this Agreement and (e) the words "asset" and "property" shall be construed to have the same meaning and effect and to refer to any and all tangible and intangible assets and properties, including cash, securities, accounts and contract rights.

SECTION 1.04. Accounting Terms; GAAP. Except as otherwise expressly provided herein, all terms of an accounting or financial nature shall be construed in accordance with GAAP, as in effect from time to time; provided that, if the Borrower notifies the Administrative Agent that the Borrower requests an amendment to any provision hereof to eliminate the effect of any change occurring after the date hereof in GAAP or in the application thereof on the operation of such provision (or if the Administrative Agent notifies the Borrower that the Required Lenders request an amendment to any provision hereof for such purpose), regard-less of whether any such notice is given before or after such change in GAAP or in the application thereof, then such provision shall be interpreted on the basis of GAAP as in effect and applied immediately before such change shall have become effective until such notice shall have been withdrawn or such provision amended in accordance herewith.

                                   ARTICLE II

                                   The Credits

SECTION 2.01. Commitments. Subject to the terms and conditions set forth herein, each Lender agrees to make Revolving Loans to the Borrower from time to time during the Availability Period in an aggregate principal amount that will not result in such Lender's Revolving Exposure exceeding such Lender's Commitment. Within the foregoing limits and subject to the terms and conditions set forth herein, the Borrower may borrow, prepay and reborrow Revolving Loans.

 SECTION 2.02. Loans and Borrowings. (a) Each Revolving Loan shall be made as part of a Borrowing consisting of Revolving Loans made by the Lenders ratably in accordance with their respective Commitments. The failure of any Lender to make any Loan required to be made by it shall not relieve any other Lender of its obligations hereunder; provided that the Commitments of the Lenders are several and no Lender shall be responsible for any other Lender's failure to make Loans as required.

(b) Subject to Section 2.13, each Revolving Borrowing shall be comprised entirely of ABR Loans or Eurodollar Loans as the Borrower may request in accordance herewith. Each Swingline Loan shall be an ABR Loan. Each Lender at its option may make any Eurodollar Loan by causing any domestic or foreign branch or Affiliate of such Lender to make such Loan; provided that any exercise of such option shall not affect the obligation of the Borrower to repay such Loan in accordance with the terms of this Agreement.

(c) At the commencement of each Interest Period for any Eurodollar Revolving Borrowing, such Borrowing shall be in an aggregate amount that is an integral multiple of $1,000,000 and not less than $5,000,000. At the time that each ABR Revolving Borrowing is made, such Borrowing shall be in an aggregate amount that is an integral multiple of $1,000,000 and not less than $1,000,000; provided that an ABR Revolving Borrowing may be in an aggregate amount that is equal to the entire unused balance of the Commitments or that is required to finance the reimbursement of an LC Disbursement as contemplated by Section 2.05(e). Each Swingline Loan shall be in an aggregate amount that is an integral multiple of $100,000 and not less than $100,000. Borrowings of more than one Type may be outstanding at the same time; provided that there shall not at any time be more than a total of six Eurodollar Borrowings outstanding.

(d) Notwithstanding any other provision of this Agreement, the Borrower shall not be entitled to request, or to elect to convert or continue, any Borrowing if the Interest Period requested with respect thereto would end after the Maturity Date.

 SECTION 2.03. Requests for Revolving Borrowings. To request a Revolving Borrowing, the Borrower shall notify the Administrative Agent of such request by telephone (a) in the case of a Eurodollar Borrowing, not later than 11:00 a.m., New York City time, three Business Days before the date of the proposed Borrowing or (b) in the case of an ABR Borrowing, not later than 11:00 a.m., New York City time, one Business Day before the date of the proposed Borrowing; provided that any such notice of an ABR Borrowing to finance the reimbursement of an LC Disbursement as con-tem-plated by Section 2.05(e) may be given not later than 11:00 a.m., New York City time, on the date of the proposed Borrowing. Each such telephonic Borrowing Request shall be irrevocable and shall be confirmed promptly by hand delivery or telecopy to the Administrative Agent of a written Borrowing Request in a form approved by the Administrative Agent and signed by the Borrower. Each such telephonic and written Borrowing Request shall specify the following information in compliance with Section 2.02:

(i) the aggregate amount of the requested Borrowing;

(ii) the date of such Borrowing, which shall be a Business Day;

(iii)whether such Borrowing is to be an ABR Borrowing or a Eurodollar Borrowing;

(iv) in the case of a Eurodollar Borrowing, the initial Interest Period to be applicable thereto, which shall be a period contemplated by the definition of the term "Interest Period"; and

(vi) the location and number of the Borrower's account to which funds are to be disbursed, which shall comply with the requirements of Section 2.06.

If no election as to the Type of Borrowing is specified, then the requested Borrowing shall be an ABR Borrowing. If no Interest Period is specified with respect to any requested Eurodollar Borrowing, then the Borrower shall be deemed to have selected an Interest Period of one month's duration. Promptly following receipt of a Borrowing Request in accordance with this Section, the Administrative Agent shall advise each Lender of the details thereof and of the amount of such Lender's Loan to be made as part of the requested Borrowing.

 SECTION 2.04. Swingline Loans. (a) Subject to the terms and conditions set forth herein, the Swingline Lender agrees to make Swingline Loans to the Borrower from time to time during the Availability Period, in an aggregate principal amount at any time outstanding that will not result in (i) the aggregate principal amount of outstanding Swingline Loans exceeding $10,000,000 or (ii) the total Revolving Exposures exceeding the total Commitments; provided that the Swingline Lender shall not be required to make a Swingline Loan to refinance an outstanding Swingline Loan. Within the foregoing limits and subject to the terms and conditions set forth herein, the Borrower may borrow, prepay and reborrow Swingline Loans.

(b) To request a Swingline Loan, the Borrower shall notify the Administrative Agent of such request by telephone (confirmed by telecopy), not later than 12:00 noon, New York City time, on the day of a proposed Swingline Loan. Each such notice shall be irrevocable and shall specify the requested date (which shall be a Business Day) and amount of the requested Swingline Loan. The Administrative Agent will promptly advise the Swingline Lender of any such notice received from the Borrower. The Swingline Lender shall make each Swingline Loan available to the Borrower by means of a credit to the general deposit account of the Borrower with the Swingline Lender (or, in the case of a Swingline Loan made to finance the reimburse-ment of an LC Disbursement as provided in Section 2.05(e), by remittance to the Issuing Bank) by 3:00 p.m., New York City time, on the requested date of such Swingline Loan.

 (c) The Swingline Lender may by written notice given to the Administrative Agent not later than 10:00 a.m., New York City time, on any Business Day require the Lenders to acquire participations on such Business Day in all or a portion of the Swingline Loans outstanding. Such notice shall specify the aggregate amount of Swingline Loans in which Lenders will participate. Promptly upon receipt of such notice, the Administrative Agent will give notice thereof to each Lender, specifying in such notice such Lender's Applicable Percentage of such Swingline Loan or Loans. Each Lender hereby absolutely and unconditionally agrees, upon receipt of notice as provided above, to pay to the Administrative Agent, for the account of the Swingline Lender, such Lender's Applicable Percentage of such Swingline Loan or Loans. Each Lender acknowledges and agrees that its obligation to acquire participations in Swingline Loans pursuant to this paragraph is absolute and unconditional and shall not be affected by any circumstance whatsoever, including the occurrence and continuance of a Default or reduction or termination of the Commitments, and that each such payment shall be made without any offset, abatement, withholding or reduction whatsoever. Each Lender shall comply with its obligation under this paragraph by wire transfer of immediately available funds, in the same manner as provided in Section 2.06 with respect to Loans made by such Lender (and Section 2.06 shall apply, mutatis mutandis, to the payment obligations of the Lenders), and the Administrative Agent shall promptly pay to the Swingline Lender the amounts so received by it from the Lenders. The Administrative Agent shall notify the Borrower of any participations in any Swingline Loan acquired pursuant to this paragraph, and thereafter payments in respect of such Swingline Loan shall be made to the Administrative Agent and not to the Swingline Lender. Any amounts received by the Swingline Lender from the Borrower (or other party on behalf of the Borrower) in respect of a Swingline Loan after receipt by the Swingline Lender of the proceeds of a sale of participations therein shall be promptly remitted to the Administrative Agent; any such amounts received by the Administrative Agent shall be promptly remitted by the Administrative Agent to the Lenders that shall have made their payments pursuant to this paragraph and to the Swingline Lender, as their interests may appear. The purchase of participations in a Swingline Loan pursuant to this paragraph shall not relieve the Borrower of any default in the payment thereof. Notwithstanding the foregoing, a Lender shall not have any obligation to acquire a participation in a Swingline Loan pursuant to this paragraph if an Event of Default shall have occurred and be continuing at the time such Swingline Loan was made and such Lender shall have notified the Swingline Lender in writing, at least one Business Day prior to the time such Swingline Loan was made, that such Event of Default has occurred and that such Lender will not acquire participations in Swingline Loans made while such Event of Default is continuing.

SECTION 2.05. Letters of Credit. (a) General. Subject to the terms and conditions set forth herein, the Borrower may request the issuance of Letters of Credit for its own account, in a form reasonably acceptable to the Administrative Agent and the Issuing Bank, at any time and from time to time during the Availability Period. In the event of any inconsistency between the terms and conditions of this Agreement and the terms and conditions of any form of letter of credit application or other agreement submitted by the Borrower to, or entered into by the Borrower with, the Issuing Bank relating to any Letter of Credit, the terms and conditions of this Agreement shall control.

 (b) Notice of Issuance, Amendment, Renewal, Extension; Certain Conditions. To request the issuance of a Letter of Credit (or the amendment, renewal or extension of an outstanding Letter of Credit), the Borrower shall hand deliver or telecopy (or transmit by electronic communication, if arrangements for doing so have been approved by the Issuing Bank) to the Issuing Bank and the Administrative Agent (reasonably in advance of the requested date of issuance, amendment, renewal or extension) a notice requesting the issuance of a Letter of Credit, or identifying the Letter of Credit to be amended, renewed or extended, and specifying the date of issuance, amendment, renewal or extension (which shall be a Business Day), the date on which such Letter of Credit is to expire (which shall comply with paragraph (c) of this Section), the amount of such Letter of Credit, the name and address of the beneficiary thereof and such other information as shall be necessary to prepare, amend, renew or extend such Letter of Credit. If requested by the Issuing Bank, the Borrower also shall submit a letter of credit application on the Issuing Bank's standard form in connection with any request for a Letter of Credit. A Letter of Credit shall be issued, amended, renewed or extended only if (and upon issuance, amendment, renewal or extension of each Letter of Credit the Borrower shall be deemed to represent and warrant that), after giving effect to such issuance, amendment, renewal or extension, (i) the LC Exposure shall not exceed $10,000,000 and (ii) the total Revolving Exposures shall not exceed the total Commitments.

(c) Expiration Date. Each Letter of Credit shall expire at or prior to the close of business on the earlier of (i) the date one year after the date of the issuance of such Letter of Credit (or, in the case of any renewal or extension thereof, one year after such renewal or extension) and (ii) the date that is five Business Days prior to the Maturity Date.

 (d) Participations. By the issuance of a Letter of Credit (or an amendment to a Letter of Credit increasing the amount thereof) and without any further action on the part of the Issuing Bank or the Lenders, the Issuing Bank hereby grants to each Lender, and each Lender hereby acquires from the Issuing Bank, a participation in such Letter of Credit equal to such Lender's Applicable Percentage of the aggregate amount available to be drawn under such Letter of Credit. In consideration and in furtherance of the foregoing, each Lender hereby absolutely and unconditionally agrees to pay to the Administrative Agent, for the account of the Issuing Bank, such Lender's Applicable Percentage of each LC Disbursement made by the Issuing Bank and not reimbursed by the Borrower on the date due as provided in paragraph (e) of this Section, or of any reimbursement payment required to be refunded to the Borrower for any reason. Each Lender acknowledges and agrees that its obligation to acquire participations pursuant to this paragraph in respect of Letters of Credit is absolute and unconditional and shall not be affected by any circumstance whatsoever, including any amendment, renewal or extension of any Letter of Credit or the occurrence and continuance of a Default or reduction or termination of the Commitments, and that each such payment shall be made without any offset, abatement, with-holding or reduction whatsoever.

 (e) Reimbursement. If the Issuing Bank shall make any LC Disbursement in respect of a Letter of Credit, the Borrower shall reimburse such LC Disbursement by paying to the Administrative Agent an amount equal to such LC Disbursement not later than 12:00 noon, New York City time, on the date that such LC Disbursement is made, if the Borrower shall have received notice of such LC Disbursement prior to 10:00 a.m., New York City time, on such date, or, if such notice has not been received by the Borrower prior to such time on such date, then not later than 12:00 noon, New York City time, on (i) the Business Day that the Borrower receives such notice, if such notice is received prior to 10:00 a.m., New York City time, on the day of the receipt, or (ii) the Business Day immediately following the day that the Borrower receives such notice, if such notice is not received prior to such time on the day of receipt; provided that, if such LC Disbursement is not less than the applicable minimum Borrowing amount set forth in Section 2.02(c), the Borrower may, subject to the conditions to borrowing set forth herein, request in accordance with Section 2.03 or 2.04 that such payment be financed with an ABR Revolving Borrowing or Swingline Loan in an equivalent amount and, to the extent so financed, the Borrower's obligation to make such payment shall be discharged and replaced by the resulting ABR Revolving Borrowing or Swingline Loan. If the Borrower fails to make such payment when due, the Administrative Agent shall notify each Lender of the applicable LC Disbursement, the payment then due from the Borrower in respect thereof and such Lender's Applicable Percentage thereof. Promptly following receipt of such notice, each Lender shall pay to the Administrative Agent its Applicable Percentage of the payment then due from the Borrower, in the same manner as provided in Section 2.06 with respect to Loans made by such Lender (and Section 2.06 shall apply, mutatis mutandis, to the payment obligations of the Lenders), and the Administrative Agent shall promptly pay to the Issuing Bank the amounts so received by it from the Lenders. Promptly following receipt by the Administrative Agent of any payment from the Borrower pursuant to this paragraph, the Administrative Agent shall distribute such payment to the Issuing Bank or, to the extent that Lenders have made payments pursuant to this paragraph to reimburse the Issuing Bank, then to such Lenders and the Issuing Bank as their interests may appear. Any payment made by a Lender pursuant to this paragraph to reimburse the Issuing Bank for any LC Disbursement (other than the funding of ABR Revolving Loans or a Swingline Loan as contemplated above) shall not constitute a Loan and shall not relieve the Borrower of its obligation to reimburse such LC Disbursement.

 (f) Obligations Absolute. The Borrower's obligation to reimburse LC Disbursements as provided in paragraph (e) of this Section shall be absolute, unconditional and irrevocable, and shall be performed strictly in accordance with the terms of this Agreement under any and all circumstances whatsoever and irrespective of (i) any lack of validity or enforceability of any Letter of Credit or this Agreement, or any term or provision therein, (ii) any draft or other document presented under a Letter of Credit proving to be forged, fraudulent or invalid in any respect or any statement therein being untrue or inaccurate in any respect, (iii) payment by the Issuing Bank under a Letter of Credit against presentation of a draft or other document that does not comply with the terms of such Letter of Credit, or (iv) any other event or circumstance whatsoever, whether or not similar to any of the foregoing, that might, but for the provisions of this Section, constitute a legal or equitable discharge of, or provide a right of setoff against, the Borrower's obligations hereunder. Neither the Administrative Agent, the Lenders nor the Issuing Bank, nor any of their Related Parties, shall have any liability or responsibility by reason of or in connection with the issuance or transfer of any Letter of Credit or any payment or failure to make any payment thereunder (irrespective of any of the circumstances referred to in the preceding sentence), or any error, omission, interruption, loss or delay in transmission or delivery of any draft, notice or other communication under or relating to any Letter of Credit (including any document required to make a drawing thereunder), any error in interpretation of technical terms or any consequence arising from causes beyond the control of the Issuing Bank; provided that the foregoing shall not be construed to excuse the Issuing Bank from liability to the Borrower to the extent of any direct damages (as opposed to consequential damages, claims in respect of which are hereby waived by the Borrower to the extent permitted by applicable law) suffered by the Borrower that are caused by the Issuing Bank's failure to exercise care when determining whether drafts and other documents presented under a Letter of Credit comply with the terms thereof. The parties hereto expressly agree that, in the absence of gross negligence or willful misconduct on the part of the Issuing Bank (as finally determined by a court of competent jurisdiction), the Issuing Bank shall be deemed to have exercised care in each such determination. In furtherance of the foregoing and without limiting the generality thereof, the parties agree that, with respect to documents presented which appear on their face to be in substantial compliance with the terms of a Letter of Credit, the Issuing Bank may, in its sole discretion, either accept and make payment upon such documents without responsibility for further investigation, regardless of any notice or information to the contrary, or refuse to accept and make payment upon such documents if such documents are not in strict compliance with the terms of such Letter of Credit.

(g) Disbursement Procedures. The Issuing Bank shall, promptly following its receipt thereof, examine all documents purporting to represent a demand for payment under a Letter of Credit. The Issuing Bank shall promptly notify the Administrative Agent and the Borrower by telephone (confirmed by telecopy) of such demand for payment and whether the Issuing Bank has made or will make an LC Disbursement thereunder; provided that any failure to give or delay in giving such notice shall not relieve the Borrower of its obligation to reimburse the Issuing Bank and the Lenders with respect to any such LC Disbursement.

(h) Interim Interest. If the Issuing Bank shall make any LC Disbursement, then, unless the Borrower shall reimburse such LC Disbursement in full on the date such LC Disbursement is made, the unpaid amount thereof shall bear interest, for each day from and including the date such LC Disbursement is made to but excluding the date that the Borrower reimburses such LC Disbursement, at the rate per annum then applicable to ABR Revolving Loans; provided that, if the Borrower fails to reimburse such LC Disbursement when due pursuant to paragraph
(e) of this Section, then Section 2.12(c) shall apply. Interest accrued pursuant to this paragraph shall be for the account of the Issuing Bank, except that interest accrued on and after the date of payment by any Lender pursuant to paragraph (e) of this Section to reimburse the Issuing Bank shall be for the account of such Lender to the extent of such payment.

 (i) Replacement of the Issuing Bank. The Issuing Bank may be replaced at any time by written agreement among the Borrower, the Administrative Agent, the replaced Issuing Bank and the successor Issuing Bank. The Administrative Agent shall notify the Lenders of any such replacement of the Issuing Bank. At the time any such replacement shall become effective, the Borrower shall pay all unpaid fees accrued for the account of the replaced Issuing Bank pursuant to
Section 2.11(b). From and after the effective date of any such replacement, (i) the successor Issuing Bank shall have all the rights and obligations of the Issuing Bank under this Agreement with respect to Letters of Credit to be issued thereafter and (ii) references herein to the term "Issuing Bank" shall be deemed to refer to such successor or to any previous Issuing Bank, or to such successor and all previous Issuing Banks, as the context shall require. After the replacement of an Issuing Bank hereunder, the replaced Issuing Bank shall remain a party hereto and shall continue to have all the rights and obligations of an Issuing Bank under this Agreement with respect to Letters of Credit issued by it prior to such replacement, but shall not be required to issue additional Letters of Credit.

(j) Cash Collateralization. If any Event of Default shall occur and be continuing, on the Business Day that the Borrower receives notice from the Administrative Agent or the Required Lenders demanding the deposit of cash collateral pursuant to this paragraph, the Borrower shall deposit in an account with the Administrative Agent, in the name of the Administrative Agent and for the benefit of the Lenders, an amount in cash equal to 105% of the LC Exposure as of such date plus any accrued and unpaid interest thereon; provided that the obligation to deposit such cash collateral shall become effective immediately, and such deposit shall become immediately due and payable, without demand or other notice of any kind, upon the occurrence of any Event of Default with respect to the Borrower described in clause (h) or (i) of Article VII. Such deposit shall be held by the Administrative Agent as collateral for the payment and performance of the obligations of the Borrower under this Agreement. The Administrative Agent shall have exclusive dominion and control, including the exclusive right of withdrawal, over such account. Other than any interest earned on the investment of such deposits, which investments shall be made at the option and sole discretion of the Administrative Agent and at the Borrower's risk and expense, such deposits shall not bear interest. Interest or profits, if any, on such investments shall accumulate in such account. Moneys in such account shall be applied by the Administrative Agent to reimburse the Issuing Bank for LC Disbursements for which it has not been reimbursed and, to the extent not so applied, shall be held for the satisfaction of the reimbursement obligations of the Borrower for the LC Exposure at such time or, if the maturity of the Loans has been accelerated, be applied to satisfy other obligations of the Borrower under this Agreement. If the Borrower is required to provide an amount of cash collateral hereunder as a result of the occurrence of an Event of Default, such amount (to the extent not applied as aforesaid) shall be returned to the Borrower within three Business Days after all Events of Default have been cured or waived.

 SECTION 2.06. Funding of Borrowings. (a) Each Lender shall make each Loan to be made by it hereunder on the proposed date thereof by wire transfer of immediately available funds by 2:00 p.m., New York City time, to the account of the Administrative Agent most recently designated by it for such purpose by notice to the Lenders; provided that Swingline Loans shall be made as provided in Section 2.04. The Administrative Agent will make such Loans available to the Borrower by promptly crediting the amounts so received, in like funds, to an account of the Borrower maintained with the Administrative Agent in New York city and designated by the Borrower in the applicable Borrowing Request; provided that ABR Revolving Loans made to finance the reimbursement of an LC Disbursement as provided in Section 2.05(e) shall be remitted by the Administrative Agent to the Issuing Bank.

(b) Unless the Administrative Agent shall have received notice from a Lender prior to the proposed date of any Borrowing that such Lender will not make available to the Administrative Agent such Lender's share of such Borrowing, the Administrative Agent may assume that such Lender has made such share available on such date in accordance with paragraph (a) of this Section and may, in reliance upon such assumption, make available to the Borrower a corresponding amount. In such event, if a Lender has not in fact made its share of the applicable Borrowing available to the Administrative Agent, then the applicable Lender and the Borrower severally agree to pay to the Administrative Agent forthwith on demand such corresponding amount with interest thereon, for each day from and including the date such amount is made available to the Borrower to but excluding the date of payment to the Administrative Agent, at (i) in the case of such Lender, the greater of the Federal Funds Effective Rate and a rate determined by the Administrative Agent in accordance with banking industry rules on interbank compensation or (ii) in the case of the Borrower, the interest rate applicable to ABR Loans. If such Lender pays such amount to the Administrative Agent, then such amount shall constitute such Lender's Loan included in such Borrowing.

 SECTION 2.07. Interest Elections. (a) Each Revolving Borrowing initially shall be of the Type specified in the applicable Borrowing Request and, in the case of a Eurodollar Borrowing, shall have an initial Interest Period as specified in such Borrowing Request. Thereafter, the Borrower may elect to convert such Borrowing to a different Type or to continue such Borrowing and, in the case of a Eurodollar Borrowing, may elect Interest Periods therefor, all as provided in this Section. The Borrower may elect different options with respect to different portions of the affected Borrowing, in which case each such portion shall be allocated ratably among the Lenders holding the Loans comprising such Borrowing, and the Loans comprising each such portion shall be considered a separate Borrowing. This Section shall not apply to Swingline Borrowings, which may not be converted or continued.

(b) To make an election pursuant to this Section, the Borrower shall notify the Administrative Agent of such election by telephone by the time that a Borrowing Request would be required under Section 2.03 if the Borrower were requesting a Revolving Borrowing of the Type resulting from such election to be made on the effective date of such election. Each such telephonic Interest Election Request shall be irrevocable and shall be confirmed promptly by hand delivery or telecopy to the Administrative Agent of a written Interest Election Request in a form approved by the Administrative Agent and signed by the Borrower.

(c) Each telephonic and written Interest Election Request shall specify the following information in compliance with Section 2.02:

(i) the Borrowing to which such Interest Election Request applies and, if different options are being elected with respect to different portions thereof, the portions thereof to be allocated to each resulting Borrowing (in which case the information to be specified pursuant to clauses (iii) and (iv) below shall be specified for each resulting Borrowing);

(ii) the effective date of the election made pursuant to such Interest Election Request, which shall be a Business Day;

(iii) whether the resulting Borrowing is to be an ABR Borrowing or a Eurodollar Borrowing; and

(iv) if the resulting Borrowing is a Eurodollar Borrowing, the Interest Period to be applicable thereto after giving effect to such election, which shall be a period contemplated by the definition of the term "Interest Period".

If any such Interest Election Request requests a Eurodollar Borrowing but does not specify an Interest Period, then the Borrower shall be deemed to have selected an Interest Period of one month's duration.

 (d)  Promptly   following  receipt  of  an  Interest   Election  Request,   the
Administrative Agent shall advise each Lender of the details thereof and of such Lender's portion of each resulting Borrowing.

(e) If the Borrower fails to deliver a timely Interest Election Request with respect to a Eurodollar Borrowing prior to the end of the Interest Period applicable thereto, then, unless such Borrowing is repaid as provided herein, at the end of such Interest Period such Borrowing shall be converted to an ABR Borrowing. Notwithstanding any contrary provision hereof, if an Event of Default has occurred and is continuing and the Administrative Agent, at the request of the Required Lenders, so notifies the Borrower, then, so long as an Event of Default is continuing (i) no outstanding Borrowing may be converted to or continued as a Eurodollar Borrowing and (ii) unless repaid, each Eurodollar Borrowing shall be converted to an ABR Borrowing at the end of the Interest Period applicable thereto.

SECTION 2.08. Termination and Reduction of Commitments. (a) Unless previously terminated, the Commitments shall terminate on the Maturity Date.

(b) The Borrower may at any time terminate, or from time to time reduce, the Commitments; provided that (i) each reduction of the Commitments shall be in an amount that is an integral multiple of $5,000,000 and not less than $5,000,000 and (ii) the Borrower shall not terminate or reduce the Commitments if, after giving effect to any concurrent prepayment of Loans in accordance with this Agreement, the sum of the Revolving Exposures would exceed the total Commitments.

 (c) In the event and on each occasion that any Net Cash Proceeds are received by or on behalf of the Borrower or any Subsidiary in respect of any Prepayment Event, the Commitments shall be reduced by an aggregate amount equal to the amount of such Net Cash Proceeds; provided that, in the case of any event described in clause (a) of the definition of the term Prepayment Event, (i) if the Borrower has, at the end of any fiscal quarter after the date of this Agreement achieved a Debt to Capitalization Ratio of less than 0.50 to 1.00, no reduction in Commitments shall occur and (ii) if the Borrower has not, at the end of any fiscal quarter after the date of this Agreement achieved a Debt to Capitalization Ratio of less than 0.50 to 1.00, no reduction in Commitments shall occur if the Borrower shall deliver to the Administrative Agent a certificate of a Financial Officer to the effect that the Borrower and the Subsidiaries intend to apply the Net Cash Proceeds from such event (or a portion thereof specified in such certificate), prior to the Cutoff Date with respect to such Net Cash Proceeds, to finance a Permitted Acquisition and certifying that no Default has occurred and is continuing, then the Commitments shall not be reduced pursuant to this paragraph in respect of the Net Cash Proceeds in respect of such event (or the portion of such Net Cash Proceeds specified in such certificate, if applicable) except to the extent of any such Net Cash Proceeds therefrom that have not been so applied by such Cutoff Date, at which time the Commitments shall be reduced in an amount equal to the amount of such Net Cash Proceeds that have not been so applied.

(d) The Borrower shall notify the Administrative Agent of any election to terminate or reduce the Commitments under paragraph (b) of this Section, or any required reduction of the Commitments under paragraph (c) of this Section, at least three Business Days prior to the effective date of such termination or reduction, specifying such election and the effective date thereof. Promptly following receipt of any notice, the Administrative Agent shall advise the Lenders of the contents thereof. Each notice delivered by the Borrower pursuant to this Section shall be irrevocable; provided that a notice of termination of the Commitments delivered by the Borrower may state that such notice is conditioned upon the effectiveness of other credit facilities, in which case such notice may be revoked by the Borrower (by notice to the Administrative Agent on or prior to the specified effective date) if such condition is not satisfied. Any termination or reduction of the Commitments shall be permanent. Each reduction of the Commitments shall be made ratably among the Lenders in accordance with their respective Commitments.

SECTION 2.09. Repayment of Loans; Evidence of Debt. (a) The Borrower hereby unconditionally promises to pay (i) to the Administrative Agent for the account of each Lender the then unpaid principal amount of each Revolving Loan of such Lender on the Maturity Date and (ii) to the Swingline Lender the then unpaid principal amount of each Swingline Loan on the earlier of the Maturity Date and the first date after such Swingline Loan is made that is the 15th or last day of a calendar month and is at least two Business Days after such Swingline Loan is made; provided that on each date that a Revolving Borrowing is made, the Borrower shall repay all Swingline Loans that were outstanding on the date that such Borrowing was requested.

 (b) Each Lender shall maintain in accordance with its usual practice an account or accounts evidencing the indebtedness of the Borrower to such Lender resulting from each Loan made by such Lender, including the amounts of principal and interest payable and paid to such Lender from time to time hereunder.

(c) The  Administrative  Agent shall maintain  accounts in which it shall record
(i) the amount of each Loan made hereunder, the Type thereof and the Interest Period applicable thereto, (ii) the amount of any principal or interest due and payable or to become due and payable from the Borrower to each Lender hereunder and (iii) the amount of any sum received by the Administrative Agent hereunder for the account of the Lenders and each Lender's share thereof.

(d) The entries made in the accounts maintained pursuant to paragraph (b) or (c) of this Section shall be prima facie evidence of the existence and amounts of the obligations recorded therein; provided that the failure of any Lender or the Administrative Agent to maintain such accounts or any error therein shall not in any manner affect the obligation of the Borrower to repay the Loans in accordance with the terms of this Agreement.

(e) Any Lender may request that Loans made by it be evidenced by a promissory note. In such event, the Borrower shall prepare, execute and deliver to such Lender a promissory note payable to the order of such Lender (or, if requested by such Lender, to such Lender and its registered assigns) and in a form approved by the Administrative Agent. Thereafter, the Loans evidenced by such promissory note and interest thereon shall at all times (including after assignment pursuant to Section 9.04) be represented by one or more promissory notes in such form payable to the order of the payee named therein (or, if such promissory note is a registered note, to such payee and its registered assigns).

SECTION 2.10. Prepayment of Loans. (a) The Borrower shall have the right at any time and from time to time to prepay any Borrowing in whole or in part, subject to prior notice in accordance with paragraph (c) of this Section.

(b) In the event and on each occasion that the Commitments are reduced pursuant to Section 2.08(c), the Borrower shall, within three Business Days after such reduction, prepay Borrowings in an aggregate amount equal to the lesser of the aggregate amount of Borrowings then outstanding and the amount of such reduction.

 (c) The Borrower shall notify the Administrative Agent (and, in the case of prepayment of a Swingline Loan, the Swingline Lender) by telephone (confirmed by telecopy) of any prepayment hereunder (i) in the case of prepayment of a Eurodollar Revolving Borrowing, not later than 11:00 a.m., New York City time, three Business Days before the date of prepay-ment, (ii) in the case of prepayment of an ABR Revolving Borrowing, not later than 11:00 a.m., New York City time, one Business Day before the date of prepayment or (iii) in the case of prepayment of a Swingline Loan, not later than 12:00 noon, New York City time, on the date of prepayment. Each such notice shall be irrevocable and shall specify the prepayment date and the principal amount of each Borrowing or portion thereof to be prepaid; provided that, if a notice of optional prepayment is given in connection with a conditional notice of termination of the Commitments as contemplated by Section 2.08, then such notice of prepayment may be revoked if such notice of termination is revoked in accordance with Section
2.08. Promptly following receipt of any such notice (other than a notice relating solely to Swingline Loans), the Administrative Agent shall advise the Lenders of the contents thereof. Each partial prepayment of any Borrowing shall be in an amount that would be permitted in the case of an advance of a Borrowing of the same Type as provided in Section 2.02. Each prepayment of a Borrowing shall be applied ratably to the Loans included in the prepaid Borrowing. Prepayments shall be accompanied by accrued interest to the extent required by
Section 2.12.

SECTION 2.11. Fees. (a) The Borrower agrees to pay to the Administrative Agent for the account of each Lender a commitment fee, which shall accrue at the Applicable Rate on the average unused daily amount of the Commitment of such Lender during the period from and including the Effective Date to but excluding the date on which such Commitment terminates. Accrued commitment fees shall be payable in arrears on the last day of March, June, September and December of each year and on the date on which the Commitments terminate, commencing on the first such date to occur after the date hereof. All commitment fees shall be computed on the basis of a year of 360 days and shall be payable for the actual number of days elapsed (including the first day but excluding the last day) For purposes of computing commitment fees, a Commitment of a Lender shall be deemed to be used to the extent of the outstanding Revolving Loans and LC Exposure of such Lender (and the Swingline Exposure of such Lender shall be disregarded for such purpose).

 (b) The Borrower agrees to pay (i) to the Administrative Agent for the account of each Lender a participation fee with respect to its participations in Letters of Credit, which shall accrue at the same Applicable Rate as interest on Eurodollar Revolving Loans on the average daily amount of such Lender's LC Exposure (excluding any portion thereof attributable to unreimbursed LC Disbursements) during the period from and including the Effective Date to but excluding the later of the date on which such Lender's Commitment terminates and the date on which such Lender ceases to have any LC Exposure, and (ii) to the Issuing Bank a fronting fee, which shall accrue at the rate of 1/4 of 1% per annum on the average daily amount of the LC Exposure (excluding any portion thereof attributable to unreimbursed LC Disbursements) during the period from and including the Effective Date to but excluding the later of the date of termination of the Commitments and the date on which there ceases to be any LC Exposure, as well as the Issuing Bank's standard fees with respect to the issuance, amendment, renewal or extension of any Letter of Credit or processing of drawings thereunder. Participation fees and fronting fees accrued through and including the last day of March, June, September and December of each year shall be payable on the third Business Day following such last day, commencing on the first such date to occur after the Effective Date; provided that all such fees shall be payable on the date on which the Commitments terminate and any such fees accruing after the date on which the Commitments terminate shall be payable on demand. Any other fees payable to the Issuing Bank pursuant to this paragraph shall be payable within 10 days after demand. All participation fees and fronting fees shall be computed on the basis of a year of 360 days and shall be payable for the actual number of days elapsed (including the first day but excluding the last day).

(c) The Borrower agrees to pay to the Administrative Agent, for its own account, fees payable in the amounts and at the times separately agreed upon between the Borrower and the Administrative Agent.

(d) All fees payable hereunder shall be paid on the dates due, in immediately available funds, to the Administrative Agent (or to the Issuing Bank, in the case of fees payable to it) for distribution, in the case of commitment fees and participation fees, to the Lenders entitled thereto. Fees paid shall not be refundable under any circumstances.

SECTION 2.12. Interest. (a) The Loans comprising each ABR Borrowing (including each Swingline Loan) shall bear interest at the Alternate Base Rate plus the Applicable Rate.

 (b) The Loans comprising each Eurodollar Borrowing shall bear interest at the Adjusted LIBO Rate for the Interest Period in effect for such Borrowing plus the Applicable Rate.

(c) Notwithstanding the foregoing, if any principal of or interest on any Loan or any fee or other amount payable by the Borrower hereunder is not paid when due, whether at stated maturity, upon acceleration or other-wise, such overdue amount shall bear interest, after as well as before judgment, at a rate per annum equal to (i) in the case of overdue principal of any Loan, 2% plus the rate otherwise applicable to such Loan as provided in the preceding paragraphs of this Section or (ii) in the case of any other amount, 2% plus the rate applicable to ABR Loans as provided in paragraph (a) of this Section.

(d) Accrued interest on each Loan shall be payable in arrears on each Interest Payment Date for such Loan and, in the case of Revolving Loans, upon termination of the Commitments; provided that (i) interest accrued pursuant to paragraph (c) of this Section shall be payable on demand, (ii) in the event of any repayment or prepayment of any Loan (other than a prepayment of an ABR Revolving Loan prior to the end of the Availability Period), accrued interest on the principal amount repaid or prepaid shall be payable on the date of such repayment or prepayment and (iii) in the event of any conversion of any Eurodollar Revolving Loan prior to the end of the current Interest Period therefor, accrued interest on such Loan shall be payable on the effective date of such conversion.

(e) All interest hereunder shall be computed on the basis of a year of 360 days, except that interest computed by reference to the Alternate Base Rate at times when the Alternate Base Rate is based on the Prime Rate shall be computed on the basis of a year of 365 days (or 366 days in a leap year), and in each case shall be payable for the actual number of days elapsed (including the first day but excluding the last day). The applicable Alternate Base Rate or Adjusted LIBO Rate shall be determined by the Administrative Agent, and such determination shall be conclusive absent manifest error.

SECTION 2.13. Alternate Rate of Interest. If prior to the commencement of any Interest Period for a Eurodollar Borrowing:

 (a)  the  Administrative   Agent  determines  (which   determination  shall  be
conclusive absent manifest error) that adequate and reasonable means do not exist for ascertaining the Adjusted LIBO Rate for such Interest Period; or

(b) the Administrative Agent is advised by the Required Lenders that the Adjusted LIBO Rate for such Interest Period will not adequately and fairly reflect the cost to such Lenders of making or maintaining their Loans included in such Borrowing for such Interest Period;

then the Administrative Agent shall give notice thereof to the Borrower and the Lenders by telephone or telecopy as promptly as practicable thereafter and, until the Administrative Agent notifies the Borrower and the Lenders that the circumstances giving rise to such notice no longer exist, (i) any Interest Election Request that requests the conversion of any Borrowing to, or continuation of any Borrowing as, a Eurodollar Borrowing shall be ineffective and (ii) if any Borrowing Request requests a Eurodollar Borrowing, such Borrowing shall be made as an ABR Borrowing

SECTION 2.14.  Increased Costs.  (a)  If any Change in Law shall:

(i) impose, modify or deem applicable any reserve, special deposit or similar requirement against assets of, deposits with or for the account of, or credit extended by, any Lender (except any such reserve requirement reflected in the Adjusted LIBO Rate) or the Issuing Bank; or

(ii) impose on any Lender or the Issuing Bank or the London interbank market any other condition affecting this Agreement or Eurodollar Loans made by such Lender or any Letter of Credit or participation therein;

and the result of any of the foregoing shall be to increase the cost to such Lender of making or maintaining any Euro-dollar Loan (or of maintaining its obligation to make any such Loan) or to increase the cost to such Lender or the Issuing Bank of participating in, issuing or maintaining any Letter of Credit or to reduce the amount of any sum received or receivable by such Lender or the Issuing Bank hereunder (whether of principal, interest or otherwise), then the Borrower will pay to such Lender or the Issuing Bank, as the case may be, such additional amount or amounts as will compensate such Lender or the Issuing Bank, as the case may be, for such additional costs incurred or reduction suffered.

 (b) If any Lender or the Issuing Bank determines that any Change in Law regarding capital requirements has or would have the effect of reducing the rate of return on such Lender's or the Issuing Bank's capital or on the capital of such Lender's or the Issuing Bank's holding company, if any, as a consequence of this Agreement or the Loans made by, or participations in Letters of Credit held by, such Lender, or the Letters of Credit issued by the Issuing Bank, to a level below that which such Lender or the Issuing Bank or such Lender's or the Issuing Bank's holding company could have achieved but for such Change in Law (taking into consideration such Lender's or the Issuing Bank's policies and the policies of such Lender's or the Issuing Bank's holding company with respect to capital adequacy), then from time to time the Borrower will pay to such Lender or the Issuing Bank, as the case may be, such additional amount or amounts as will compensate such Lender or the Issuing Bank or such Lender's or the Issuing Bank's holding company for any such reduction suffered.

(c) A certificate of a Lender or the Issuing Bank setting forth the amount or amounts necessary to compensate such Lender or the Issuing Bank or its holding company, as the case may be, as specified in paragraph (a) or (b) of this Section shall be delivered to the Borrower and shall be conclusive absent manifest error. The Borrower shall pay such Lender or the Issuing Bank, as the case may be, the amount shown as due on any such certificate within 10 days after receipt thereof.

 (d) Failure or delay on the part of any Lender or the Issuing Bank to demand compensation pursuant to this Section shall not constitute a waiver of such Lender's or the Issuing Bank's right to demand such compensation; provided that the Borrower shall not be required to compensate a Lender or the Issuing Bank pursuant to this Section for any increased costs or reductions incurred more than 270 days prior to the date that such Lender or the Issuing Bank, as the case may be, notifies the Borrower of the Change in Law giving rise to such increased costs or reductions and of such Lender's or the Issuing Bank's intention to claim compensation therefor; provided further that, if the Change in Law giving rise to such increased costs or reductions is retroactive, then the 270-day period referred to above shall be extended to include the period of retroactive effect thereof. Neither any Lender nor the Issuing Bank shall be entitled to compensation pursuant to this Section for any increased costs or reduction in amounts received or receivable hereunder unless such Lender or the Issuing Bank, as the case may be, represents to the Borrower that at the time it is the policy or general practice of such Lender or the Issuing Bank, as the case may be, to demand such compensation for comparable costs or reductions, if any, in similar circumstances, if any, under comparable provisions of other credit agreements for comparable customers.

SECTION 2.15. Break Funding Payments. In the event of (a) the payment of any principal of any Eurodollar Loan other than on the last day of an Interest Period applicable thereto (including as a result of an Event of Default), (b) the conversion of any Eurodollar Loan other than on the last day of the Interest Period applicable thereto, (c) the failure to borrow, convert, continue or prepay any Revolving Loan on the date specified in any notice delivered pursuant hereto (regardless of whether such notice may be revoked under Section 2.10(b) and is revoked in accordance therewith), or (d) the assignment of any Eurodollar Loan other than on the last day of the Interest Period applicable thereto as a result of a request by the Borrower pursuant to Section 2.18, then, in any such event, the Borrower shall compensate each Lender for the loss, cost and expense attributable to such event. In the case of a Eurodollar Loan, such loss, cost or expense to any Lender shall be deemed to include an amount determined by such Lender to be the excess, if any, of (i) the amount of interest which would have accrued on the principal amount of such Loan had such event not occurred, at the Adjusted LIBO Rate that would have been applicable to such Loan, for the period from the date of such event to the last day of the then current Interest Period therefor (or, in the case of a failure to borrow, convert or continue, for the period that would have been the Interest Period for such Loan), over (ii) the amount of interest which would accrue on such principal amount for such period at the interest rate which such Lender would bid were it to bid, at the commencement of such period, for dollar deposits of a comparable amount and period from other banks in the Eurodollar market. A certificate of any Lender setting forth any amount or amounts that such Lender is entitled to receive pursuant to this Section, shall be delivered to the Borrower and shall be conclusive absent manifest error. The Borrower shall pay such Lender the amount shown as due on any such certificate within 10 days after receipt thereof.

 SECTION 2.16. Taxes. (a) Any and all payments by or on account of any obligation of the Borrower hereunder or under any other Loan Document shall be made free and clear of and without deduction for any Indemnified Taxes or Other Taxes; provided that if the Borrower shall be required to deduct any Indemnified Taxes or Other Taxes from such payments, then (i) the sum payable shall be increased as necessary so that after making all required deductions (including deductions applicable to additional sums payable under this Section) the Administrative Agent, Lender or Issuing Bank (as the case may be) receives an amount equal to the sum it would have received had no such deductions been made,
(ii) the Borrower shall make such deductions and (iii) the Borrower shall pay the full amount deducted to the relevant Governmental Authority in accordance with applicable law.

(b) In addition, the Borrower shall pay any Other Taxes to the relevant Governmental Authority in accordance with applicable law.

(c) The Borrower shall indemnify the Administrative Agent, each Lender and the Issuing Bank, within 10 days after written demand therefor, for the full amount of any Indemnified Taxes or Other Taxes paid by the Administrative Agent, such Lender or the Issuing Bank, as the case may be, on or with respect to any payment by or on account of any obligation of the Borrower hereunder or under any other Loan Document (including Indemnified Taxes or Other Taxes imposed or asserted on or attributable to amounts payable under this Section) and any penalties, interest and reasonable expenses arising therefrom or with respect thereto, whether or not such Indemnified Taxes or Other Taxes were correctly or legally imposed or asserted by the relevant Governmental Authority. A certificate as to the amount of such payment or liability delivered to the Borrower by a Lender or the Issuing Bank, or by the Administrative Agent on its own behalf or on behalf of a Lender or the Issuing Bank, shall be conclusive absent manifest error.

(d) As soon as practicable after any payment of Indemnified Taxes or Other Taxes by the Borrower to a Governmental Authority, the Borrower shall deliver to the Administrative Agent the original or a certified copy of a receipt issued by such Governmental Authority evidencing such payment, a copy of the return reporting such payment or other evidence of such payment reasonably satisfactory to the Administrative Agent.

 (e) Any Foreign Lender that is entitled to an exemption from or reduction of withholding tax under the law of the jurisdiction in which the Borrower is located, or any treaty to which such jurisdiction is a party, with respect to payments under this Agreement shall deliver to the Borrower (with a copy to the Administrative Agent), at the time or times prescribed by applicable law, such properly completed and executed documentation prescribed by applicable law or reasonably requested by the Borrower as will permit such payments to be made without withholding or at a reduced rate provided that such Foreign Lender has received written notice from the Borrower advising it of the availability of such exemption or reduction and containing all applicable documentation.

SECTION 2.17. Payments Generally; Pro Rata Treatment; Sharing of Setoffs. (a) The Borrower shall make each payment required to be made by it hereunder or under any other Loan Document (whether of principal, interest, fees or reimbursement of LC Disbursements, or of amounts payable under Section 2.14,
2.15 or 2.16, or other-wise) prior to 12:00 noon, New York City time, on the date when due, in immediately available funds, without set-off or counterclaim. Any amounts received after such time on any date may, in the discretion of the Administrative Agent, be deemed to have been received on the next succeeding Business Day for purposes of calculating interest thereon. All such payments shall be made to the Administrative Agent at its offices at 270 Park Avenue, New York, New York, except payments to be made directly to the Issuing Bank or Swing-line Lender as expressly provided herein and except that payments pursuant to Sections 2.14, 2.15, 2.16 and 9.03 shall be made directly to the Persons entitled thereto and payments pursuant to other Loan Documents shall be made to the Persons specified therein. The Administrative Agent shall distribute any such payments received by it for the account of any other Person to the appropriate recipient promptly following receipt thereof. If any payment under any Loan Document shall be due on a day that is not a Business Day, the date for payment shall be extended to the next succeeding Business Day, and, in the case of any payment accruing interest, interest thereon shall be payable for the period of such extension. All payments under each Loan Document shall be made in dollars.

(b) If at any time insufficient funds are received by and available to the Administrative Agent to pay fully all amounts of principal, unreimbursed LC Disbursements, interest and fees then due hereunder, such funds shall be applied
(i) first, towards payment of interest and fees then due hereunder, ratably among the parties entitled thereto in accordance with the amounts of interest and fees then due to such parties, and (ii) second, towards payment of principal and unreimbursed LC Disbursements then due hereunder, ratably among the parties entitled thereto in accordance with the amounts of principal and unreimbursed LC Disbursements then due to such parties.

 (c) If any Lender shall, by exercising any right of setoff or counterclaim or otherwise, obtain payment in respect of any principal of or interest on any of its Revolving Loans or participations in LC Disbursements or Swingline Loans resulting in such Lender receiving payment of a greater proportion of the aggregate amount of its Revolving Loans and participations in LC Disbursements and Swingline Loans and accrued interest thereon than the proportion received by any other Lender, then the Lender receiving such greater proportion shall purchase (for cash at face value) participations in the Revolving Loans and participations in LC Disbursements and Swingline Loans of other Lenders to the extent necessary so that the benefit of all such payments shall be shared by the Lenders ratably in accordance with the aggregate amount of principal of and accrued interest on their respective Revolving Loans and participations in LC Disbursements and Swingline Loans; provided that (i) if any such participations are purchased and all or any portion of the payment giving rise thereto is recovered, such participations shall be rescinded and the purchase price restored to the extent of such recovery, without interest, and (ii) the provisions of this paragraph shall not be construed to apply to any payment made by the Borrower pursuant to and in accordance with the express terms of this Agreement or any payment obtained by a Lender as consideration for the assignment of or sale of a participation in any of its Loans or participations in LC Disbursements to any assignee or participant, other than to the Borrower or any Subsidiary or Affiliate thereof (as to which the provisions of this paragraph shall apply). The Borrower consents to the foregoing and agrees, to the extent it may effectively do so under applicable law, that any Lender acquiring a participation pursuant to the foregoing arrangements may exercise against the Borrower rights of setoff and counterclaim with respect to such participation as fully as if such Lender were a direct creditor of the Borrower in the amount of such participation.

 (d) Unless the Administrative Agent shall have received notice from the Borrower prior to the date on which any payment is due to the Administrative Agent for the account of the Lenders or the Issuing Bank hereunder that the Borrower will not make such payment, the Administrative Agent may assume that the Borrower has made such payment on such date in accordance herewith and may, in reliance upon such assumption, distribute to the Lenders or the Issuing Bank, as the case may be, the amount due. In such event, if the Borrower has not in fact made such payment, then each of the Lenders or the Issuing Bank, as the case may be, severally agrees to repay to the Administrative Agent forthwith on demand the amount so distributed to such Lender or Issuing Bank with interest thereon, for each day from and including the date such amount is distributed to it to but excluding the date of payment to the Administrative Agent, at the greater of the Federal Funds Effective Rate and a rate determined by the Administrative Agent in accordance with banking industry rules on interbank compensation.

(e) If any Lender shall fail to make any payment required to be made by it pursuant to Section 2.04(c), 2.05(d) or (e), 2.06(b), 2.17(d) or 9.03(c), then the Administrative Agent may, in its discretion (notwithstanding any contrary provision hereof), apply any amounts thereafter received by the Administrative Agent for the account of such Lender to satisfy such Lender's obligations under such Sections until all such unsatisfied obligations are fully paid.

SECTION 2.18. Mitigation Obligations; Replacement of Lenders. (a) If any Lender requests compensation under Section 2.14, or if the Borrower is required to pay any additional amount to any Lender or any Governmental Authority for the account of any Lender pursuant to Section 2.16, then such Lender shall use reasonable efforts to designate a different lending office for funding or booking its Loans hereunder or to assign its rights and obligations hereunder to another of its offices, branches or affiliates, if, in the judgment of such Lender, such designation or assignment (i) would eliminate or reduce amounts payable pursuant to Section 2.14 or 2.16, as the case may be, in the future and
(ii) in the judgment of such Lender, would not subject such Lender to any unreimbursed cost or expense and would not otherwise be disadvantageous to such Lender. The Borrower hereby agrees to pay all reasonable costs and expenses incurred by any Lender in connection with any such designation or assignment.

 (b) If any Lender requests compensation under Section 2.14, or if the Borrower is required to pay any additional amount to any Lender or any Governmental Authority for the account of any Lender pursuant to Section 2.16, or if any Lender defaults in its obligation to fund Loans hereunder, then the Borrower may, at its sole expense and effort, upon notice to such Lender and the Administrative Agent, require such Lender to assign and delegate, without recourse (in accordance with and subject to the restrictions contained in Section 9.04), all its interests, rights and obligations under this Agreement to an assignee that shall assume such obligations (which assignee may be another Lender, if a Lender accepts such assignment); provided that (i) the Borrower shall have received the prior written consent of the Administrative Agent (and, if a Commitment is being assigned, the Issuing Bank and Swingline Lender), which consent shall not be unreasonably withheld, (ii) such Lender shall have received payment of an amount equal to the outstanding principal of its Loans and participations in LC Disbursements and Swingline Loans, accrued interest thereon, accrued fees and all other amounts payable to it hereunder, from the assignee (to the extent of such outstanding principal and accrued interest and fees) or the Borrower (in the case of all other amounts) and (iii) in the case of any such assignment resulting from a claim for compensation under Section
2.14 or payments required to be made pursuant to Section 2.16, such assignment will result in a material reduction in such compensation or payments. A Lender shall not be required to make any such assignment and delegation if, prior thereto, as a result of a waiver by such Lender or otherwise, the circumstances entitling the Borrower to require such assignment and delegation cease to apply.

                                   ARTICLE III

                         Representations and Warranties

The Borrower represents and warrants to the Lenders that:

SECTION 3.01. Organization; Powers. Each of the Borrower and its Subsidiaries is duly organized, validly existing and in good standing under the laws of the jurisdiction of its organization, has all requisite power and authority to carry on its business as now conducted and, except where the failure to do so, individually or in the aggregate, could not reasonably be expected to result in a Material Adverse Effect, is qualified to do business in, and is in good standing in, every jurisdiction where such qualification is required.

SECTION 3.02. Authorization; Enforceability. The Transactions to be entered into by each Loan Party are within such Loan Party's corporate powers and have been duly authorized by all necessary corporate and, if required, stockholder action. This Agreement has been duly executed and delivered by the Borrower and constitutes, and each other Loan Document to which any Loan Party is to be a party, when executed and delivered by such Loan Party, will constitute, a legal, valid and binding obligation of the Borrower or such Loan Party (as the case may
be), enforce-able in accordance with its terms, subject to applicable bankruptcy, insolvency, reorganization, moratorium or other laws affecting creditors' rights generally and subject to general principles of equity, regardless of whether considered in a proceeding in equity or at law.

 SECTION 3.03. Governmental Approvals; No Conflicts. The Transactions (a) do not require any consent or approval of, registration or filing with, or any other action by, any Governmental Authority, except such as have been obtained or made and are in full force and effect, (b) will not violate any applicable law or regulation or the charter, by-laws or other organizational documents of the Borrower or any of its Subsidiaries or any order of any Governmental Authority,
(c) will not violate or result in a default under any indenture, agreement or other instrument binding upon the Borrower or any of its Subsidiaries or its assets, or give rise to a right thereunder to require any payment to be made by the Borrower or any of its Subsidiaries, and (d) will not result in the creation or imposition of any Lien on any asset of the Borrower or any of its Subsidiaries, except Liens created under the Loan Documents.

SECTION 3.04. Financial Condition; No Material Adverse Change. (a) The Borrower has heretofore furnished to the Lenders its consolidated balance sheet and statements of income, stockholders' equity and cash flows (i) as of and for the fiscal year ended December 31, 1999, reported on by Deloitte & Touche LLP, independent public accountants, and (ii) as of and for the fiscal quarter and the portion of the fiscal year ended March 31, 2000, certified by its chief financial officer. Such financial statements present fairly, in all material respects, the financial position and results of operations and cash flows of the Borrower and its consolidated Subsidiaries as of such dates and for such periods in accordance with GAAP, subject to year-end audit adjustments and the absence of footnotes in the case of the statements referred to in clause (ii) above.

(b) Since December 31, 1999, there has been no material adverse change in the business, assets, operations, prospects or condition, financial or otherwise, of the Borrower and its Subsidiaries, taken as a whole.

SECTION 3.05. Properties. (a) Each of the Borrower and its Subsidiaries has good title to, or valid leasehold interests in, all its real and personal property material to its business, except for minor defects in title that do not interfere with its ability to conduct its business as currently conducted or to utilize such properties for their intended purposes.

 (b) Each of the Borrower and its Subsidiaries owns, or is licensed to use, all trademarks, trade names, copyrights, patents and other intellectual property material to its business, and the use thereof by the Borrower and its Subsidiaries does not infringe upon the rights of any other Person, except for any such infringements that, individually or in the aggregate, could not reasonably be expected to result in a Material Adverse Effect.

SECTION 3.06. Litigation and Environmental Matters. (a) There are no actions, suits or proceedings by or before any arbitrator or Governmental Authority pending against or, to the knowledge of the Borrower, threatened against or affecting the Borrower or any of its Subsidiaries (i) as to which there is a reasonable possibility of an adverse determination and that, if adversely deter-mined, could reasonably be expected, individually or in the aggregate, to result in a Material Adverse Effect (other than the Disclosed Matters) or (ii) that involve any of the Loan Documents or the Transactions.

(b) Except for the Disclosed Matters, neither the Borrower nor any of its Subsidiaries (i) has failed to comply in any material respect with any Environmental Law or to obtain, maintain or comply with any material permit, license or other approval required under any Environmental Law, (ii) has become subject to any material Environmental Liability, (iii) has received notice of any claim with respect to any material Environmental Liability or (iv) knows of any basis for any material Environmental Liability.

(c) Since the date of this Agreement, there has been no change in the status of the Disclosed Matters that has resulted in, or materially increased the likelihood of, a material liability.

(d) For purposes of paragraphs (b) and (c) of this Section, "material" means any noncompliance or basis for liability that could reasonably be likely to subject the Borrower or any of the Subsidiaries to liability, individually or in the aggregate, in excess of $5,000,000.

SECTION 3.07. Compliance with Laws and Agreements. Each of the Borrower and its Subsidiaries is in compliance with all laws, regulations and orders of any Governmental Authority applicable to it or its property and all indentures, agreements and other instruments binding upon it or its property, except where the failure to do so, individually or in the aggregate, could not reasonably be expected to result in a Material Adverse Effect. No Default has occurred and is continuing.

 SECTION 3.08. Investment and Holding Company Status. Neither the Borrower nor any of its Subsidiaries is (a) an "investment company" as defined in, or subject to regulation under, the Investment Company Act of 1940 or (b) a "holding company" as defined in, or subject to regulation under, the Public Utility Holding Company Act of 1935.

SECTION 3.09. Taxes. Each of the Borrower and its Subsidiaries has timely filed or caused to be filed all Tax returns and reports required to have been filed and has paid or caused to be paid all Taxes required to have been paid by it, except (a) any Taxes that are being contested in good faith by appropriate proceedings and for which the Borrower or such Subsidiary, as applicable, has set aside on its books adequate reserves or (b) to the extent that the failure to do so could not reasonably be expected to result in a Material Adverse Effect.

SECTION 3.10. ERISA. No ERISA Event has occurred or is reasonably expected to occur that, when taken together with all other such ERISA Events for which liability is reasonably expected to occur, could reasonably be expected to result in a Material Adverse Effect. The present value of all accumulated benefit obligations under each Plan (based on the assumptions used for purposes of Statement of Financial Accounting Standards No. 87) did not, as of the date of the most recent financial statements reflecting such amounts, exceed the fair market value of the assets of such Plan, and the present value of all accumulated benefit obligations of all underfunded Plans (based on the assumptions used for purposes of Statement of Financial Accounting Standards No.
87) did not, as of the date of the most recent financial statements reflecting such amounts, exceed the fair market value of the assets of all such underfunded Plans.

 SECTION 3.11. Disclosure. The Borrower has disclosed to the Lenders (a) all agreements, instruments and corporate or other restrictions to which the Borrower or any of its Subsidiaries is subject, and (b) all other matters known to any of them, that (in the case of both clauses (a) and (b)), individually or in the aggregate, could reasonably be expected to result in a Material Adverse Effect. Neither the Information Memorandum nor any of the other reports, financial statements, certificates or other information furnished by or on behalf of any Loan Party to the Administrative Agent or any Lender in connection with the negotiation of this Agreement or any other Loan Document or delivered hereunder or thereunder (as modified or supplemented by other information so furnished) contains any material misstatement of fact or omits to state any material fact necessary to make the statements therein, in the light of the circumstances under which they were made, not misleading; provided that, with respect to projected financial information, the Borrower represents only that such information was prepared in good faith based upon assumptions believed to be reasonable at the time.

SECTION 3.12. Subsidiaries. Schedule 3.12 sets forth the name of, and the ownership interest of the Borrower in, each Subsidiary and identifies each Subsidiary that is a Subsidiary Loan Party, in each case as of the Effective Date.

SECTION 3.13. Insurance. Schedule 3.13 sets forth a description of all insurance maintained by or on behalf of the Borrower and its Subsidiaries as of the Effective Date. As of the Effective Date, all premiums in respect of such insurance have been paid.

SECTION 3.14. Labor Matters. As of the Effective Date, there are no strikes, lockouts or slowdowns against the Borrower or any Subsidiary pending or, to the knowledge of the Borrower, threatened. The Borrower and the Subsidiaries have not been in violation of the Fair Labor Standards Act or any other applicable Federal, state, local or foreign law dealing with the hours worked by or payments made to employees or any similar matters. All payments due from the Borrower or any Subsidiary, or for which any claim may be made against the Borrower or any Subsidiary, on account of wages and employee health and welfare insurance and other benefits, have been paid or accrued as a liability on the books of the Borrower or such Subsidiary to the extent required by GAAP. The consummation of the Transactions will not give rise to any right of termination or right of renegotiation on the part of any union under any collective bargaining agreement to which the Borrower or any Subsidiary is bound.

SECTION 3.15. Security Documents. (a) The Pledge Agreement is effective to create in favor of the Collateral Agent, for the ratable benefit of the Secured Parties, a legal, valid and enforceable security interest in the Collateral (as defined in the Pledge Agreement) and, when such Collateral is delivered to the Collateral Agent, the Pledge Agreement shall constitute a fully perfected first priority Lien on, and security interest in, all right, title and interest of each pledgor thereunder in such Collateral, in each case prior and superior in right to any other Person.

 (b) The Security Agreement is effective to create in favor of the Collateral Agent, for the ratable benefit of the Secured Parties, a legal, valid and enforceable security interest in the Collateral (as defined in the Security Agreement) and, when financing statements in appropriate form are filed in the offices specified on Schedule 6 to the Perfection Certificate, the Security Agreement shall constitute a fully perfected Lien on, and security interest in, all right, title and interest of the grantors thereunder in such Collateral, to the extent that a security interest can be perfected in such Collateral by filing, recording or registering a financing statement or analogous document in the United States (or any political subdivision thereof) and its territories and possessions pursuant to the Uniform Commercial Code or other applicable law in such jurisdiction, in each case prior and superior in right to any other Person, other than with respect to Liens expressly permitted by Section 6.02.

(c) When the Security Agreement is filed in the United States Patent and Trademark Office and the United States Copyright Office, the Security Agreement shall constitute a fully perfected Lien on, and security interest in, all right, title and interest of the Loan Parties in the Intellectual Property (as defined in the Security Agreement) in which a security interest may be perfected by filing, recording or registering a security agreement, financing statement or analogous document in the United States Patent and Trademark Office or the United States Copyright Office, as applicable, in each case prior and superior in right to any other Person other than Liens expressly permitted by Section
6.02 (it being understood that subsequent recordings in the United States Patent and Trademark Office and the United States Copyright Office may be necessary to perfect a Lien on registered trademarks, trademark applications and copyrights acquired by the Loan Parties after the date hereof).

SECTION 3.16. Year 2000 Compliance. There has not occurred, and the Borrower does not expect that there will occur, any material disruption in the operations or business systems of the Borrower or the Subsidiaries resulting from the inability of computer systems of the Borrower and the Subsidiaries or equipment containing embedded microchips (including systems and equipment supplied by others or with which the Borrower's systems interface) to recognize or properly process dates in or following the year 2000.

                                   ARTICLE IV

                                   Conditions

SECTION 4.01. Effective Date. The obligations of the Lenders to make Loans and of the Issuing Bank to issue Letters of Credit hereunder shall not become effective until the date on which each of the following conditions is satisfied (or waived in accordance with Section 9.02):

(a) The Administrative Agent (or its counsel) shall have received from each party hereto either (i) a counterpart of this Agreement signed on behalf of such party or (ii) written evidence satisfactory to the Administrative Agent (which may include telecopy transmission of a signed signature page of this Agreement) that such party has signed a counterpart of this Agreement.

(b) The Administrative Agent shall have received a favorable written opinion (addressed to the Administrative Agent and the Lenders and dated the Effective
Date) of Kirkpatrick & Lockhart LLP, counsel for the Borrower, substantially in the form of Exhibit B and covering such other matters relating to the Loan Parties, the Loan Documents or the Transactions as the Required Lenders shall reasonably request. The Borrower hereby requests such counsel to deliver such opinion.

(c) The Administrative Agent shall have received such documents and certificates as the Administrative Agent or its counsel may reasonably request relating to the organization, existence and good standing of each Loan Party, the authorization of the Transactions and any other legal matters relating to the Loan Parties, the Loan Documents or the Transactions, all in form and substance satisfactory to the Administrative Agent and its counsel.

(d) The Administrative Agent shall have received a certificate, dated the Effective Date and signed by the President, a Vice President or a Financial Officer of the Borrower, confirming compliance with the conditions set forth in paragraphs (a) and (b) of Section 4.02.

 (e) The Administrative Agent shall have received all fees and other amounts due and payable on or prior to the Effective Date, including, to the extent invoiced, reimbursement or payment of all out-of-pocket expenses required to be reimbursed or paid by any Loan Party hereunder or under any other Loan Document.

(f) The Collateral Agent shall have received counterparts of the Pledge Agreement signed on behalf of the Loan Parties, and the Collateral Agent shall have received certificates or other instruments representing all the outstanding Equity Interests of each Subsidiary (except that stock certificates representing shares of common stock of a Foreign Subsidiary may be limited to 65% of the outstanding shares of common stock of such Foreign Subsidiary), together with stock powers or other instruments of transfer with respect thereto endorsed in blank.

(g) The Collateral Agent shall have received counterparts of the Security Agreement signed on behalf of the Loan Parties, together with the following:

(i) all documents and instruments, including Uniform Commercial Code financing statements, required by law or reasonably requested by the Collateral Agent to be filed, registered or recorded to create or perfect the Liens intended to be created under the Security Agreement; and

(ii) a completed Perfection Certificate dated the Effective Date and signed by an executive officer or Financial Officer of the Borrower, together with all attachments contemplated thereby, including the results of a search of the Uniform Commercial Code (or equivalent) filings made with respect to the Loan Parties in the jurisdictions contemplated by the Perfection Certificate and copies of the financing statements (or similar documents) disclosed by such search and evidence reasonably satisfactory to the Collateral Agent that the Liens indicated by such financing statements (or similar documents) are permitted by Section 6.02 or have been released.

(h) The Administrative Agent shall have received (i) counterparts of the Subsidiary Guarantee Agreement signed on behalf of each Subsidiary Loan Party and (ii) counterparts of the Indemnity, Subrogation and Contribution Agreement signed on behalf of the Borrower and each Subsidiary Loan Party.

(i) The Administrative Agent shall have received evidence satisfactory to it that the insurance required by Section 5.07 is in effect.

 (j) After giving effect to the Transactions, the Borrower and the Subsidiaries shall not have outstanding any Indebtedness, other than (i) Indebtedness incurred under the Loan Documents and (ii) Indebtedness set forth on Schedule
6.01. All the Existing Indebtedness (other than the Indebtedness set forth on Schedule 6.01) shall have been repaid in full; the commitments related to the Existing Indebtedness shall have been permanently terminated; all obligations related to the Existing Indebtedness and all security interests relating thereto shall have been discharged; and the Administrative Agent shall have received reasonably satisfactory evidence of such repayment, termination and discharge.

The Administrative Agent shall notify the Borrower and the Lenders of the Effective Date, and such notice shall be conclusive and binding. Notwithstanding the foregoing, the obligations of the Lenders to make Loans and of the Issuing Bank to issue Letters of Credit hereunder shall not become effective unless each of the foregoing conditions is satisfied (or waived pursuant to Section 9.02) at or prior to 3:00 p.m., New York City time, on April 25, 2000 (and, in the event such conditions are not so satisfied or waived, the Commitments shall terminate at such time).

SECTION 4.02. Each Credit Event. The obligation of each Lender to make a Loan on the occasion of any Borrowing, and of the Issuing Bank to issue, amend, renew or extend any Letter of Credit, is subject to the satisfaction of the following conditions:

(a) The representations and warranties of each Loan Party set forth in the Loan Documents shall be true and correct on and as of the date of such Borrowing or the date of issuance, amendment, renewal or extension of such Letter of Credit, as applicable.

(b) At the time of and immediately after giving effect to such Borrowing or the issuance, amendment, renewal or extension of such Letter of Credit, as applicable, no Default shall have occurred and be continuing.

Each Borrowing and each issuance, amendment, renewal or extension of a Letter of Credit shall be deemed to constitute a representation and warranty by the Borrower on the date thereof as to the matters specified in paragraphs (a) and
(b) of this Section.

                                    ARTICLE V

                              Affirmative Covenants

Until the Commitments have expired or been terminated and the principal of and interest on each Loan and all fees payable hereunder shall have been paid in full and all Letters of Credit shall have expired or terminated and all LC Disbursements shall have been reimbursed, the Borrower covenants and agrees with the Lenders that:

SECTION 5.01. Financial Statements and Other Information. The Borrower will furnish to the Administrative Agent and each Lender:

(a) within 90 days after the end of each fiscal year of the Borrower, its audited consolidated balance sheet and related statements of operations, stockholders' equity and cash flows as of the end of and for such year, setting forth in each case in comparative form the figures for the previous fiscal year, all reported on by Deloitte & Touche LLP or other independent public accountants of recognized national standing (without a "going concern" or like qualification or exception and without any qualification or exception as to the scope of such audit) to the effect that such consolidated financial statements present fairly in all material respects the financial condition and results of operations of the Borrower and its consolidated Subsidiaries on a consolidated basis in accordance with GAAP consistently applied;

(b) within 45 days after the end of each of the first three fiscal quarters of each fiscal year of the Borrower, the Borrower's consolidated and consolidating balance sheet and related statements of operations, stockholders' equity and cash flows as of the end of and for such fiscal quarter and the then elapsed portion of the fiscal year, setting forth in each case in comparative form the figures for the corresponding period or periods of (or, in the case of the balance sheet, as of the end of) the previous fiscal year, all certified by one of its Financial Officers as presenting fairly in all material respects the financial condition and results of operations of the Borrower and its consolidated Subsidiaries on a consolidated and consolidating basis in accordance with GAAP consistently applied, subject to normal year-end audit adjustments and the absence of footnotes;

 (c) concurrently with any delivery of financial  statements under clause (a) or
(b) above, a certificate of a Financial Officer of the Borrower (i) certifying as to whether a Default has occurred and, if a Default has occurred, specifying the details thereof and any action taken or proposed to be taken with respect thereto, (ii) setting forth reasonably detailed calculations demonstrating compliance with Sections 6.12, 6.13 and 6.14 and (iii) stating whether any change in GAAP or in the application thereof has occurred since the date of the Borrower's audited financial statements referred to in Section 3.04 and, if any such change has occurred, specifying the effect of such change on the financial statements accompanying such certificate;

(d) concurrently with any delivery of financial statements under clause (a) above, a certificate of the accounting firm that reported on such financial statements stating whether they obtained knowledge during the course of their examination of such financial statements of any Default (which certificate may be limited to the extent required by accounting rules or guidelines);

(e) at least 30 days prior to the commencement of each fiscal year of the Borrower, a detailed consolidated budget for such fiscal year (including a projected consolidated balance sheet and related statements of projected operations and cash flow as of the end of and for such fiscal year and setting forth the assumptions used for purposes of preparing such budget) and, promptly when available, any significant revisions of such budget;

(f) promptly after the same become publicly available, copies of all periodic and other reports, proxy statements and other materials filed by the Borrower or any Subsidiary with the Securities and Exchange Commission, or any Govern-mental Authority succeeding to any or all of the functions of said Commission, or with any national securities exchange, or distributed by the Borrower to its share-holders generally, as the case may be; and

(g) promptly following any request therefor, such other information regarding the operations, business affairs and financial condition of the Borrower or any Subsidiary, or compliance with the terms of any Loan Document, as the Administrative Agent or any Lender may reasonably request.

 SECTION 5.02. Notices of Material Events. The Borrower will furnish to the Administrative Agent and each Lender prompt written notice of the following:

(a) the occurrence of any Default;

(b) the filing or commencement of any action, suit or proceeding by or before any arbitrator or Governmental Authority against or affecting the Borrower or any Affiliate thereof that, if adversely determined, could reasonably be expected to result in a Material Adverse Effect;

(c) the occurrence of any ERISA Event that, alone or together with any other ERISA Events that have occurred, could reasonably be expected to result in liability of the Borrower and its Subsidiaries in an aggregate amount exceeding $5,000,000; and

(d) any other development that results in, or could reasonably be expected to result in, a Material Adverse Effect.

Each notice delivered under this Section shall be accompanied by a statement of a Financial Officer or other executive officer of the Borrower setting forth the details of the event or development requiring such notice and any action taken or proposed to be taken with respect thereto.

SECTION 5.03. Information Regarding Collateral. (a) The Borrower will furnish to the Administrative Agent prompt written notice of any change (i) in any Loan Party's corporate name or in any trade name used to identify it in the conduct of its business or in the ownership of its properties, (ii) in the location of any Loan Party's chief executive office, its principal place of business, any office in which it maintains books or records relating to Collateral owned by it or any office or facility at which Collateral owned by it is located (including the establishment of any such new office or facility), (iii) in any Loan Party's identity or corporate structure or (iv) in any Loan Party's Federal Taxpayer Identification Number. The Borrower agrees not to effect or permit any change referred to in the preceding sentence unless all filings have been made under the Uniform Commercial Code or otherwise that are required in order for the Collateral Agent to continue at all times following such change to have a valid, legal and perfected security interest in all the Collateral. The Borrower also agrees promptly to notify the Administrative Agent if any material portion of the Collateral is damaged or destroyed.

 (b) Each year, at the time of delivery of annual financial statements with respect to the preceding fiscal year pursuant to clause (a) of Section 5.01, the Borrower shall deliver to the Administrative Agent a certificate of a Financial Officer of the Borrower (i) setting forth the information required pursuant to
Section 2 of the Perfection Certificate or confirming that there has been no change in such information since the date of the Perfection Certificate delivered on the Effective Date or the date of the most recent certificate delivered pursuant to this Section and (ii) certifying that all Uniform Commercial Code financing statements (including fixture filings, as applicable) or other appropriate filings, recordings or registrations, including all refilings, rerecordings and reregistrations, containing a description of the Collateral have been filed of record in each governmental, municipal or other appropriate office in each jurisdiction identified pursuant to clause (i) above to the extent necessary to protect and perfect the security interests under the Security Agreement for a period of not less than 18 months after the date of such certificate (except as noted therein with respect to any continuation statements to be filed within such period).

SECTION 5.04. Existence; Conduct of Business. The Borrower will, and will cause each of its Subsidiaries to, do or cause to be done all things necessary to preserve, renew and keep in full force and effect its legal existence and the rights, licenses, permits, privileges, franchises, patents, copyrights, trademarks and trade names material to the conduct of its business; provided that the foregoing shall not prohibit any merger, consolidation, liquidation or dissolution permitted under Section 6.03.

SECTION 5.05. Payment of Obligations. The Borrower will, and will cause each of its Subsidiaries to, pay its Indebtedness and other obligations, including Tax liabilities, before the same shall become delinquent or in default, except where
(a) the validity or amount thereof is being contested in good faith by appropriate proceedings, (b) the Borrower or such Subsidiary has set aside on its books adequate reserves with respect thereto in accordance with GAAP, (c) such contest effectively suspends collection of the contested obligation and the enforcement of any Lien securing such obligation and (d) the failure to make payment pending such contest could not reasonably be expected to result in a Material Adverse Effect.

 SECTION 5.06. Maintenance of Properties. The Borrower will, and will cause each of its Subsidiaries to, keep and maintain all property material to the conduct of its business in good working order and condition, ordinary wear and tear excepted; provided that nothing in this Section 5.06 shall prevent the Borrower from discontinuing the operation or maintenance of any of such property if such discontinuance is, in the judgment of the Borrower, desirable in the conduct of its business or the business of any Subsidiary and not disadvantageous in any material respect to the Administrative Agent or the Lenders.

SECTION 5.07. Insurance. The Borrower will, and will cause each of its Subsidiaries to, maintain, with financially sound and reputable insurance companies (a) insurance in such amounts (with no greater risk retention) and against such risks as are customarily maintained by companies of established repute engaged in the same or similar businesses operating in the same or similar locations and (b) all insurance required to be maintained pursuant to the Security Documents. The Borrower will furnish to the Lenders, upon request of the Administrative Agent, information in reasonable detail as to the insurance so maintained.

SECTION 5.08. Casualty and Condemnation. (a) The Borrower (a) will furnish to the Administrative Agent and the Lenders prompt written notice of any casualty or other insured damage to any material portion of any Collateral or the commencement of any action or proceeding for the taking of any Collateral or any part thereof or interest therein under power of eminent domain or by condemnation or similar proceeding and (b) will ensure that the Net Cash Proceeds of any such event (whether in the form of insurance proceeds, condemnation awards or otherwise) are collected and applied in accordance with the applicable provisions of the Security Documents.

SECTION 5.09. Books and Records; Inspection. The Borrower will, and will cause each of its Subsidiaries to, keep proper books of record and account in which full, true and correct entries are made of all dealings and transactions in relation to its business and activities. The Borrower will, and will cause each of its Subsidiaries to, permit any representatives designated by the Administrative Agent or any Lender, upon reasonable prior notice, to visit and inspect its properties, to examine and make extracts from its books and records, and to discuss its affairs, finances and condition with its officers and independent accountants, all at such reasonable times and as often as reasonably requested.

 SECTION 5.10. Compliance with Laws. The Borrower will, and will cause each of its Subsidiaries to, comply with all laws, rules, regulations and orders of any Governmental Authority, including Environmental Laws, applicable to it or its property, except where the failure to do so, individually or in the aggregate, could not reasonably be expected to result in a Material Adverse Effect.

SECTION 5.11. Use of Proceeds and Letters of Credit. The proceeds of the Loans will be used (a) for the repayment of Existing Indebtedness, (b) for the payment of fees and expenses incurred in connection with the Transactions and (c) for general corporate purposes. No part of the proceeds of any Loan will be used, whether directly or indirectly, for any purpose that entails a violation of any of the Regulations of the Board, including Regulations T, U and X. Letters of Credit will be issued only for general corporate purposes of the Borrower and the Subsidiaries.

SECTION 5.12. Additional Subsidiaries. If any additional Subsidiary is formed or acquired after the Effective Date, the Borrower will notify the Administrative Agent and the Lenders thereof and (a) if such Subsidiary is a Subsidiary Loan Party, (i) the Borrower will cause such Subsidiary to execute and deliver a Subsidiary Guarantee Agreement, (ii) the Borrower and such Subsidiary will execute and deliver (or, if already executed and delivered, the Borrower will cause such Subsidiary to become a party to) the Indemnity Subrogation and Contribution Agreement and (iii) the Borrower will cause such Subsidiary to become a party to the Security Agreement and the Pledge Agreement in the manner provided therein, in each case within three Business Days after such Subsidiary is formed or acquired and promptly take such actions to create and perfect Liens on such Subsidiary's assets to secure the Obligations as the Administrative Agent or the Required Lenders shall reasonably request and (b) if any Equity Interests or Indebtedness of such Subsidiary are owned by or on behalf of any Loan Party, the Borrower will cause such Equity Interests and promissory notes evidencing such Indebtedness to be pledged pursuant to the Pledge Agreement within three Business Days after such Subsidiary is formed or acquired (except that, if such Subsidiary is a Foreign Subsidiary, shares of voting stock of such Subsidiary to be pledged pursuant to the Pledge Agreement may be limited to 65% of the outstanding shares of voting stock of such Subsidiary).

 SECTION 5.13. Further Assurances. (a) The Borrower will, and will cause each Subsidiary Loan Party to, execute any and all further documents, financing statements, agreements and instruments, and take all such further actions (including the filing and recording of financing statements, fixture filings and other documents), which may be required under any applicable law, or which the Administrative Agent or the Required Lenders may reasonably request, to effectuate the transactions contemplated by the Loan Documents or to grant, preserve, protect or perfect the Liens created or intended to be created by the Security Documents or the validity or priority of any such Lien, all at the expense of the Loan Parties. The Borrower also agrees to provide to the Administrative Agent, from time to time upon request, evidence reasonably satisfactory to the Administrative Agent as to the perfection and priority of the Liens created or intended to be created by the Security Documents.

(b) If any material assets (excluding only real property and improvements thereto) are acquired by the Borrower or any Subsidiary Loan Party after the Effective Date (other than assets constituting Collateral under the Security Agreement that become subject to the Lien of the Security Agreement upon acquisition thereof), the Borrower will notify the Administrative Agent and the Lenders thereof, and, if requested by the Administrative Agent or the Required Lenders, the Borrower will cause such assets to be subjected to a Lien securing the Obligations and will take, and cause the Subsidiary Loan Parties to take, such actions as shall be necessary or reasonably requested by the Administrative Agent to grant and perfect such Liens, including actions described in paragraph
(a) of this Section, all at the expense of the Loan Parties.

                                   ARTICLE VI

                               Negative Covenants

 Until the Commitments have expired or terminated and the principal of and interest on each Loan and all fees payable hereunder have been paid in full and all Letters of Credit have expired or terminated and all LC Disbursements shall have been reimbursed, the Borrower covenants and agrees with the Lenders that:

SECTION 6.01. Indebtedness; Certain Equity Securities. (a) The Borrower will not, and will not permit any Subsidiary to, create, incur, assume or permit to exist any Indebtedness, except:

(i) Indebtedness created under the Loan Documents;

(ii) Indebtedness existing on the date hereof and set forth in Schedule 6.01, and extensions, renewals and replacements of any such Indebtedness that do not increase the outstanding principal amount thereof;

(iii) Indebtedness of the Borrower to any Subsidiary and of any Subsidiary to the Borrower or any other Subsidiary; provided that Indebtedness of any Subsidiary that is not a Loan Party to the Borrower or any Subsidiary Loan Party shall be subject to Section 6.04;

(iv) Guarantees by the Borrower of Indebtedness of any Subsidiary and by any Subsidiary of Indebtedness of the Borrower or any other Subsidiary; provided that Guarantees by the Borrower or any Subsidiary Loan Party of Indebtedness of any Subsidiary that is not a Loan Party shall be subject to Section 6.04;

(v) Indebtedness of the Borrower or any Subsidiary incurred to finance the acquisition, construction or improvement of any fixed or capital assets, including Capital Lease Obligations and any Indebtedness assumed in connection with the acquisition of any such assets or secured by a Lien on any such assets prior to the acquisition thereof, and extensions, renewals and replacements of any such Indebtedness that do not increase the outstanding principal amount thereof or result in an earlier maturity date or decreased weighted average life thereof; provided that (A) such Indebtedness is incurred prior to or within 90 days after such acquisition or the completion of such construction or improvement and (B) the aggregate principal amount of Indebtedness permitted by this clause (v) shall not exceed $5,000,000 at any time outstanding;

 (vi) other Indebtedness (other than working capital financing) of a Subsidiary outstanding at the time that such Subsidiary becomes a Subsidiary pursuant to a Permitted Acquisition (but not incurred in connection with or in anticipation of such Permitted Acquisition) the outstanding principal balance of which (when combined with any Indebtedness permitted by clause (v) above incurred or assumed in connection therewith) does not exceed 10% of the net book value of the assets acquired as a result of such Permitted Acquisition;

(vii) obligations in respect of surety, appeal and performance bonds obtained by the Borrower and the Subsidiaries in the ordinary cause of business; and

(viii) unsecured Indebtedness in addition to that set forth in clauses (i) through (vii) above, if, after giving effect thereto, the aggregate outstanding principal amount of Indebtedness pursuant to this clause (viii) does not exceed $500,000 at any time.

(b) The Borrower will not, nor will it permit any Subsidiary to, issue any preferred stock or other preferred Equity Interests.

SECTION 6.02. Liens. The Borrower will not, and will not permit any Subsidiary to, create, incur, assume or permit to exist any Lien on any property or asset now owned or hereafter acquired by it, or assign or sell any income or revenues (including accounts receivable) or rights in respect of any thereof, except:

(a) Liens created under the Loan Documents;

(b) Permitted Encumbrances;

(c) any Lien on any property or asset of the Borrower or any Subsidiary existing on the date hereof and set forth in Schedule 6.02; provided that (i) such Lien shall not apply to any other property or asset of the Borrower or any Subsidiary and (ii) such Lien shall secure only those obligations which it secures on the date hereof and extensions, renewals and replacements thereof that do not increase the outstanding principal amount thereof;

 (d) any Lien existing on any property or asset prior to the acquisition thereof by the Borrower or any Subsidiary or existing on any property or asset of any Person that becomes a Subsidiary after the date hereof prior to the time such Person becomes a Subsidiary; provided that (i) such Lien is not created in contemplation of or in connection with such acquisition or such Person becoming a Subsidiary, as the case may be, (ii) such Lien shall not apply to any other property or assets of the Borrower or any Subsidiary, (iii) such Lien shall secure only those obligations which it secures on the date of such acquisition or the date such Person becomes a Subsidiary, as the case may be, and extensions, renewals and replacements thereof that do not increase the outstanding principal amount thereof and (iv) such Lien shall not secure any working capital financing of the business acquired;

(e) Liens on fixed or capital assets acquired, constructed or improved by the Borrower or any Subsidiary; provided that (i) such security interests secure Indebtedness permitted by clause (v) of Section 6.01(a), (ii) such security interests and the Indebtedness secured thereby are incurred prior to or within 90 days after such acquisition or the completion of such construction or improvement and (iii) such security interests shall not apply to any other property or assets of the Borrower or any Subsidiary; and

(f) other Liens securing Indebtedness (other than subordinated Indebtedness) permitted pursuant to Section 6.01(a) in an aggregate amount not to exceed $5,000,000 at any time outstanding.

SECTION 6.03. Fundamental Changes. (a) The Borrower will not, nor will it permit any Subsidiary to, merge into or consolidate with any other Person, or permit any other Person to merge into or consolidate with it, or liquidate or dissolve, except that, if at the time thereof and immediately after giving effect thereto no Default shall have occurred and be continuing (i) any Subsidiary may merge into the Borrower in a transaction in which the Borrower is the surviving corporation, (ii) any Subsidiary may merge into any Subsidiary Loan Party in a transaction in which the surviving entity is a Subsidiary Loan Party, (iii) any Subsidiary may liquidate or dissolve if the Borrower determines in good faith that such liquidation or dissolution is in the best interests of the Borrower and is not materially disadvantageous to the Lenders and (iv) any wholly-owned Subsidiary may merge with a third party in order to effect a Permitted Acquisition of such third party provided that the survivor of such merger is a wholly-owned Subsidiary; provided that any such merger involving a Person that is not a wholly owned Subsidiary immediately prior to such merger shall not be permitted unless also permitted by Section 6.04.

 (b) The Borrower will not, and will not permit any of its Subsidiaries to, engage to any material extent in any business other than businesses of the type conducted by the Borrower and its Subsidiaries on the date of execution of this Agreement and businesses reasonably related thereto.

SECTION 6.04. Investments, Loans, Advances, Guarantees and Acquisitions. The Borrower will not, and will not permit any of its Subsidiaries to, purchase, hold or acquire (including pursuant to any merger with any Person that was not a wholly owned Subsidiary prior to such merger) any Equity Interests in, evidences of indebtedness or other securities (including any option, warrant or other right to acquire any of the foregoing) of, make or permit to exist any loans or advances to, Guarantee any obligations of, or make or permit to exist any investment or any other interest in, any other Person, or purchase or otherwise acquire (in one transaction or a series of transactions) any assets of any other Person constituting a business unit, except:

(a) Permitted Investments;

(b) investments existing on the date hereof and set forth on Schedule 6.04;

(c) investments by the Borrower and its Subsidiaries in Equity Interests in their respective Subsidiaries; provided that (i) any such Equity Interests held by a Loan Party shall be pledged pursuant to the Pledge Agreement (subject to the limitations applicable to voting stock of a Foreign Subsidiary referred to in Section 5.12) and (ii) the aggregate amount of investments by Loan Parties in, and loans and advances by Loan Parties to, and Guarantees by Loan Parties of Indebtedness of, Subsidiaries that are not Loan Parties (including all such investments, loans, advances and Guarantees existing on the Effective Date) shall not exceed $1,000,000 at any time outstanding;

(d) loans or advances made by the Borrower to any Subsidiary and made by any Subsidiary to the Borrower or any other Subsidiary; provided that (i) any such loans and advances made by a Loan Party shall be evidenced by a promissory note pledged pursuant to the Pledge Agreement and (ii) the amount of such loans and advances made by Loan Parties to Subsidiaries that are not Loan Parties shall be subject to the limitation set forth in clause (c)(ii) above;

 (e) Guarantees constituting Indebtedness permitted by Section 6.01; provided that the aggregate principal amount of Indebtedness of Subsidiaries that are not Loan Parties Guaranteed by any Loan Party shall be subject to the limitation set forth in clause (c)(ii) above;

(f) investments received in connection with the bankruptcy or reorganization of, or settlement of delinquent accounts and disputes with, customers and suppliers, in each case in the ordinary course of business;

(g) investments constituting Permitted Acquisitions; provided that at no time will the Borrower or any Subsidiary effect any Permitted Acquisition if the aggregate amount of consideration to be paid or otherwise delivered in connection with such Permitted Acquisition plus the aggregate principal amount of Indebtedness to be assumed or acquired by the Borrower and the Subsidiaries pursuant to such Permitted Acquisition would exceed the sum of (i) the Aggregate Available Amount at such time, plus (ii) if the Debt to Capitalization Ratio is less than 0.50 to 1.00 at the time of and after giving effect to such Permitted Acquisition, $25,000,000 less any amounts applied pursuant to this clause (ii) to effect Permitted Acquisitions prior to such time;

(h) investments consisting of deposit accounts maintained by the Borrower and the Subsidiaries in the ordinary course of business in connection with their cash management system;

(i) investments made to repurchase or retire common stock of the Borrower in an aggregate amount not to exceed $300,000; and

(j) in addition to other investments permitted by this Section, investments in an aggregate amount not exceeding $1,000,000.

SECTION 6.05. Asset Sales. The Borrower will not, and will not permit any of its Subsidiaries to, sell, transfer, lease or otherwise dispose of any asset, whether now owned or hereafter acquired, including any Equity Interests owned by it, or any income or profits therefrom, or enter into any agreement to do so, nor will the Borrower permit any of its Subsidiaries to issue any additional Equity Interests in such Subsidiary, except:

(a) sales of inventory, used, or surplus equipment and Permitted Investments in the ordinary course of business;
(b) sales, transfers and dispositions to the Borrower or a Subsidiary; provided that any such sales, transfers or dispositions involving a Subsidiary that is not a Loan Party shall be made in compliance with Section 6.08; and

(c) Specified Dispositions;

provided that all sales, transfers, leases and other dispositions permitted hereby (other than those permitted by clause (b) above) shall be made for fair value solely for cash consideration (except that Specified Dispositions may be made for 90% cash consideration).

SECTION 6.06. Hedging Agreements. The Borrower will not, and will not permit any of its Subsidiaries to, enter into any Hedging Agreement, other than Hedging Agreements entered into in the ordinary course of business to hedge or mitigate risks to which the Borrower or any Subsidiary is exposed in the conduct of its business or the management of its liabilities.

SECTION 6.07. Restricted Payments; Certain Payments of Indebtedness. (a) The Borrower will not, nor will it permit any of its Subsidiaries to, declare or make, or agree to pay or make, directly or indirectly, any Restricted Payment, or incur any obligation (contingent or otherwise) to do so, except:

(i) the Borrower may declare and pay dividends with respect to its capital stock payable solely in additional shares of its common stock;

(ii) the Borrower may make Restricted Payments not exceeding $500,000 during any fiscal year, pursuant to and in accordance with stock option plans or other benefit plans for management or employees of the Borrower and its Subsidiaries; and

(iii) Subsidiaries may declare and pay dividends ratably with respect to their capital stock.

 (b) The Borrower will not, nor will it permit any Subsidiary to, make or agree to pay or make, directly or indirectly, any payment or other distribution (whether in cash, securities or other property) in respect of principal of or interest on any Indebtedness, or any payment or other distribution (whether in cash, securities or other property), including any sinking fund or similar deposit, on account of the purchase, redemption, retirement, acquisition, cancellation or termination of any Indebtedness except:

(i) payment of Indebtedness created under the Loan Documents;

(ii) payment of regularly scheduled interest and principal payments as and when due in respect of any Indebtedness;

(iii) refinancings of Indebtedness to the extent permitted by Section 6.01; and

(iv) payment of secured Indebtedness that becomes due as a result of the voluntary sale or transfer of the property or assets securing such Indebtedness.

SECTION 6.08. Transactions with Affiliates. The Borrower will not, nor will it permit any Subsidiary to, sell, lease or otherwise transfer any property or assets to, or purchase, lease or otherwise acquire any property or assets from, or otherwise engage in any other transactions with, any of its Affiliates, except (a) in the ordinary course of business at prices and on terms and conditions not less favorable to the Borrower or such Subsidiary than could be obtained on an arm's-length basis from unrelated third parties, (b) transactions between or among the Borrower and the Subsidiaries that are Subsidiary Loan Parties which do not involve any other Affiliate, and (c) any Restricted Payment permitted by Section 6.07.

 SECTION 6.09. Restrictive Agreements. The Borrower will not, nor will it permit any Subsidiary to, directly or indirectly, enter into, incur or permit to exist any agreement or other arrangement that prohibits, restricts or imposes any condition upon (a) the ability of the Borrower or any Subsidiary to create, incur or permit to exist any Lien upon any of its property or assets, or (b) the ability of any Subsidiary to pay dividends or other distributions with respect to any shares of its Equity Interests or to make or repay loans or advances to the Borrower or any other Subsidiary or to Guarantee Indebtedness of the Borrower or any other Subsidiary; provided that (i) the foregoing shall not apply to restrictions and conditions imposed by law or by any Loan Document,
(ii) the fore-going shall not apply to restrictions and conditions existing on the date hereof identified on Schedule 6.09 (but shall apply to any extension or renewal of, or any amendment or modification expanding the scope of, any such restriction or condition), (iii) the foregoing shall not apply to customary restrictions and conditions contained in agreements relating to the sale of a Subsidiary pending such sale, provided such restrictions and conditions apply only to the Subsidiary that is to be sold and such sale is permitted hereunder,
(iv) clause (a) of the foregoing shall not apply to restrictions or conditions imposed by any agreement relating to secured Indebtedness permitted by this Agreement if such restrictions or conditions apply only to the property or assets securing such Indebtedness and (v) clause (a) of the foregoing shall not apply to customary provisions in leases and other contracts restricting the assignment thereof.

SECTION 6.10. Amendment of Material Documents. The Borrower will not, nor will it permit any Subsidiary to, amend, modify or waive any of its rights under its certificate of incorporation, by-laws or other organizational documents (other than amendments or modifications relating to a change of the legal name of the Borrower or any Subsidiary).

SECTION 6.11. Sale and Lease-Back Transactions. The Borrower will not, nor will it permit any Subsidiary to, enter into any arrangement, directly or indirectly, with any Person whereby it shall sell or transfer any property, real or personal, used or useful in its business, whether now owned or hereafter acquired, and thereafter rent or lease such property or other property that it intends to use for substantially the same purpose or purposes as the property sold or transferred, except for any such sale of any fixed or capital assets that is made for cash consideration in an amount not less than the cost of such fixed or capital asset and is consummated within 90 days after the Borrower or such Subsidiary acquires or completes the construction of such fixed or capital asset.

SECTION 6.12. Leverage Ratio. The Borrower will not permit the Leverage Ratio as of any date during any period set forth below to exceed the ratio set forth opposite such period:


                                                  Period
                                                   Ratio

Effective Date to and including December 30, 2000

                                               3.25 to 1.00

December 31, 2000, and thereafter

                                               3.00 to 1.00

 SECTION 6.13. Interest Expense Coverage Ratio. The Borrower will not permit the ratio of (a) Consolidated EBITDA less Capital Expenditures to (b) Consolidated Cash Interest Expense, in each case for any period of four consecutive fiscal quarters ending on any date after the Effective Date to be less than 2.00 to 1.00.

SECTION 6.14. Consolidated Net Worth. The Borrower will not permit Consolidated Net Worth on any date to be less than $67,300,000 plus, without duplication, (a) 50% of Consolidated Net Income for each fiscal quarter ending on or prior to such date (beginning with the fiscal quarter ending March 31, 2000) for which Consolidated Net Income is positive and (b) 100% of any increase to Consolidated Net Worth resulting from any transaction after the Effective Date and on or prior to such date involving any capital contribution to the Borrower or any Subsidiary or the issuance by the Borrower or any Subsidiary of any Equity Interests.

                                                ARTICLE VII

                                             Events of Default

If any of the following events ("Events of Default") shall occur:

(a) the Borrower shall fail to pay any principal of any Loan or any reimbursement obligation in respect of any LC Disbursement when and as the same shall become due and payable, whether at the due date thereof or at a date fixed for prepayment thereof or otherwise;

(b) the Borrower shall fail to pay any interest on any Loan or any fee or any other amount (other than an amount referred to in clause (a) of this Article) payable under this Agreement or any other Loan Document, when and as the same shall become due and payable, and such failure shall continue unremedied for a period of three Business Days;

(c) any representation or warranty made or deemed made by or on behalf of the Borrower or any Subsidiary in or in connection with any Loan Document or any amendment or modification thereof or waiver thereunder, or in any report, certificate, financial statement or other document furnished pursuant to or in connection with any Loan Document or any amendment or modification thereof or waiver thereunder, shall prove to have been incorrect in any material respect when made or deemed made;

 (d) the Borrower shall fail to observe or perform any covenant, condition or agreement contained in Section 5.02, 5.04 (with respect to the existence of the Borrower) or 5.11 or in Article VI;

(e) any Loan Party shall fail to observe or perform any covenant, condition or agreement contained in any Loan Document (other than those specified in clause
(a), (b) or (d) of this Article), and such failure shall continue unremedied for a period of 30 days after notice thereof from the Administrative Agent to the Borrower (which notice will be given at the request of any Lender);

(f) the Borrower or any Subsidiary shall fail to make any payment (whether of principal or interest and regardless of amount) in respect of any Material Indebtedness, when and as the same shall become due and payable (after giving effect to any applicable grace period);

(g) any event or condition occurs that results in any Material Indebtedness becoming due prior to its scheduled maturity or that enables or permits (with or without the giving of notice, the lapse of time or both) the holder or holders of any Material Indebtedness or any trustee or agent on its or their behalf to cause any Material Indebtedness to become due, or to require the prepayment, repurchase, redemption or defeasance thereof, prior to its scheduled maturity; provided that this clause (g) shall not apply to secured Indebtedness that becomes due as a result of the voluntary sale or transfer of the property or assets securing such Indebtedness;

(h) an involuntary proceeding shall be commenced or an involuntary petition shall be filed seeking (i) liquidation, reorganization or other relief in respect of the Borrower or any Subsidiary or its debts, or of a substantial part of its assets, under any Federal, state or foreign bankruptcy, insolvency, receivership or similar law now or hereafter in effect or (ii) the appointment of a receiver, trustee, custodian, seques-trator, conservator or similar official for the Borrower or any Subsidiary or for a substantial part of its assets, and, in any such case, such proceeding or petition shall continue undismissed for 60 days or an order or decree approving or ordering any of the foregoing shall be entered;

 (i) the Borrower or any Subsidiary shall (i) voluntarily commence any proceeding or file any petition seeking liquidation, reorganization or other relief under any Federal, state or foreign bankruptcy, insolvency, receivership or similar law now or hereafter in effect, (ii) consent to the institution of, or fail to contest in a timely and appropriate manner, any proceeding or petition described in clause (h) of this Article, (iii) apply for or consent to the appointment of a receiver, trustee, custodian, sequestrator, conservator or similar official for the Borrower or any Subsidiary or for a substantial part of its assets, (iv) file an answer admit-ting the material allegations of a petition filed against it in any such proceeding, (v) make a general assignment for the benefit of creditors or (vi) take any action for the purpose of effecting any of the fore-going;

(j) the Borrower or any Subsidiary shall become unable, admit in writing its inability or fail generally to pay its debts as they become due;

(k) one or more judgments for the payment of money in an aggregate amount in excess of $7,500,000 shall be rendered against the Borrower, any Subsidiary or any combination thereof and the same shall remain undischarged for a period of 30 consecutive days during which execution shall not be effectively stayed, or any action shall be legally taken by a judgment creditor to attach or levy upon any assets of the Borrower or any Subsidiary to enforce any such judgment;

(l) an ERISA Event shall have occurred that, in the opinion of the Required Lenders, when taken together with all other ERISA Events that have occurred, could reasonably be expected to result in liability of the Borrower and its Subsidiaries in an aggregate amount exceeding $5,000,000;

(m) any Lien purported to be created under any Security Document shall cease to be, or shall be asserted by any Loan Party not to be, a valid and perfected Lien on any Collateral, with the priority required by the applicable Security Document, except (i) as a result of the sale or other disposition of the applicable Collateral in a transaction permitted under the Loan Documents or
(ii) as a result of the Collateral Agent's failure to maintain possession of any stock certificates, promissory notes or other instruments delivered to it under the Pledge Agreement;

 (n) a Change in Control shall occur; or

(o) the Borrower or any of the Subsidiaries shall be subject to any Environmental Liability which has or is reasonably likely to subject either the Borrower or the Subsidiaries to liability, individually or in the aggregate, in excess of $5,000,000;

then, and in every such event (other than an event with respect to the Borrower described in clause (h) or (i) of this Article), and at any time thereafter during the continuance of such event, the Administrative Agent may, and at the request of the Required Lenders shall, by notice to the Borrower, take either or both of the following actions, at the same or different times: (i) terminate the Commitments, and thereupon the Commitments shall terminate immediately, and (ii) declare the Loans then out-standing to be due and payable in whole (or in part, in which case any principal not so declared to be due and payable may there-after be declared to be due and payable), and thereupon the principal of the Loans so declared to be due and payable, together with accrued interest thereon and all fees and other obligations of the Borrower accrued hereunder, shall become due and payable immediately, without presentment, demand, protest or other notice of any kind, all of which are hereby waived by the Borrower; and in case of any event with respect to the Borrower described in clause (h) or (i) of this Article, the Commitments shall automatically terminate and the principal of the Loans then outstanding, together with accrued interest thereon and all fees and other obligations of the Borrower accrued hereunder, shall automatically become due and payable, without presentment, demand, protest or other notice of any kind, all of which are hereby waived by the Borrower.

                                               ARTICLE VIII

                                         The Administrative Agent

Each of the Lenders and the Issuing Bank hereby irrevocably appoints the Administrative Agent as its agent and authorizes the Administrative Agent to take such actions on its behalf and to exercise such powers as are delegated to the Administrative Agent by the terms of the Loan Documents, together with such actions and powers as are reasonably incidental thereto.

 The bank serving as the Administrative Agent hereunder shall have the same rights and powers in its capacity as a Lender as any other Lender and may exercise the same as though it were not the Administrative Agent, and such bank and its Affili-ates may accept deposits from, lend money to and generally engage in any kind of business with the Borrower or any Subsidiary or other Affiliate thereof as if it were not the Administrative Agent hereunder.

The Administrative Agent shall not have any duties or obligations except those expressly set forth in the Loan Documents. Without limiting the generality of the foregoing, (a) the Administrative Agent shall not be subject to any fiduciary or other implied duties, regardless of whether a Default has occurred and is continuing, (b) the Administrative Agent shall not have any duty to take any discretionary action or exercise any discretionary powers, except discretionary rights and powers expressly contemplated by the Loan Documents that the Administrative Agent is required to exercise in writing by the Required Lenders (or such other number or percentage of the Lenders as shall be necessary under the circumstances as provided in Section 9.02), and (c) except as expressly set forth in the Loan Documents, the Administrative Agent shall not have any duty to disclose, and shall not be liable for the failure to disclose, any information relating to the Borrower or any of its Subsidiaries that is communicated to or obtained by the bank serving as Administrative Agent or any of its Affiliates in any capacity. The Administrative Agent shall not be liable for any action taken or not taken by it with the consent or at the request of the Required Lenders (or such other number or percentage of the Lenders as shall be necessary under the circumstances as provided in Section 9.02) or in the absence of its own gross negligence or wilful misconduct. The Administrative Agent shall be deemed not to have knowledge of any Default unless and until written notice thereof is given to the Administrative Agent by the Borrower or a Lender, and the Administrative Agent shall not be responsible for or have any duty to ascertain or inquire into (i) any statement, warranty or representation made in or in connection with any Loan Document, (ii) the contents of any certificate, report or other document delivered thereunder or in connection therewith, (iii) the performance or observance of any of the covenants, agreements or other terms or conditions set forth in any Loan Document, (iv) the validity, enforceability, effectiveness or genuineness of any Loan Document or any other agreement, instrument or document, or (v) the satisfaction of any condition set forth in Article IV or elsewhere in any Loan Document, other than to confirm receipt of items expressly required to be delivered to the Administrative Agent.

 The Administrative Agent shall be entitled to rely upon, and shall not incur any liability for relying upon, any notice, request, certificate, consent, statement, instrument, document or other writing believed by it to be genuine and to have been signed or sent by the proper Person. The Administrative Agent also may rely upon any statement made to it orally or by telephone and believed by it to be made by the proper Person, and shall not incur any liability for relying thereon. The Administrative Agent may consult with legal counsel (who may be counsel for the Borrower), independent accountants and other experts selected by it, and shall not be liable for any action taken or not taken by it in accordance with the advice of any such counsel, accountants or experts.

The Administrative Agent may perform any and all its duties and exercise its rights and powers by or through any one or more sub-agents appointed by the Administrative Agent. The Administrative Agent and any such sub-agent may perform any and all its duties and exercise its rights and powers through their respective Related Parties. The exculpatory provisions of the preceding paragraphs shall apply to any such sub-agent and to the Related Parties of the Administrative Agent and any such sub-agent, and shall apply to their respective activities in connection with the syndication of the credit facilities provided for herein as well as activities as Administrative Agent.

 Subject to the appointment and acceptance of a successor Administrative Agent as provided in this paragraph, the Administrative Agent may resign at any time by notifying the Lenders, the Issuing Bank and the Borrower. Upon any such resignation, the Required Lenders shall have the right, in consultation with the Borrower, to appoint a successor. If no successor shall have been so appointed by the Required Lenders and shall have accepted such appointment within 30 days after the retiring Administrative Agent gives notice of its resignation, then the retiring Administrative Agent may, on behalf of the Lenders and the Issuing Bank, appoint a successor Administrative Agent which shall be a bank with an office in New York, New York, having a combined capital and surplus of at least $500,000,000, or an Affiliate of any such bank. Upon the acceptance of its appointment as Administrative Agent hereunder by a successor, such successor shall succeed to and become vested with all the rights, powers, privileges and duties of the retiring Administrative Agent, and the retiring Administrative Agent shall be discharged from its duties and obligations hereunder. The fees payable by the Borrower to a successor Administrative Agent shall be the same as those payable to its predecessor unless otherwise agreed between the Borrower and such successor. After the Administrative Agent's resignation hereunder, the provisions of this Article and Section 9.03 shall continue in effect for the benefit of such retiring Administrative Agent, its sub-agents and their respective Related Parties in respect of any actions taken or omitted to be taken by any of them while it was acting as Administrative Agent.

Each Lender acknowledges that it has, independently and without reliance upon the Administrative Agent or any other Lender and based on such documents and information as it has deemed appropriate, made its own credit analysis and decision to enter into this Agreement. Each Lender also acknowledges that it will, independently and without reliance upon the Administrative Agent or any other Lender and based on such documents and information as it shall from time to time deem appropriate, continue to make its own decisions in taking or not taking action under or based upon this Agreement, any other Loan Document or related agreement or any document furnished hereunder or thereunder.

None of the Lenders identified on the cover page or signature page of this Agreement as "Syndication Agent" or "Documentation Agent" shall have any rights, duties, obligations, liabilities or responsibilities under this Agreement or in connection herewith other than those applicable to all Lenders as such. Each Lender acknowledges that it has not relied, and will not rely, on any of the Lenders so identified in deciding to enter into this Agreement or in taking or not taking action hereunder.

The provisions of this Article applicable to the Administrative Agent also shall apply to the Collateral Agent, mutatis mutandis.

                                   ARTICLE IX

                                  Miscellaneous

 SECTION 9.01. Notices. Except in the case of notices and other communications expressly permitted to be given by telephone, all notices and other communications provided for herein shall be in writing and shall be delivered by hand or overnight courier service, mailed by certified or registered mail or sent by telecopy, as follows:

(a) if to the Borrower, to it at 14500 South Outer Forty Road, Chesterfield, Missouri 63006, Attention of Greg Lambert (Telecopy No.(314) 216-2601);

(b) if to the Administrative Agent or the Collateral Agent, to The Chase Manhattan Bank, Loan and Agency Services Group, One Chase Manhattan Plaza, 8th Floor, New York, New York 10081, Attention of Jesus Sang (Telecopy No. (212)
552-5650), with a copy to The Chase Manhattan Bank, 999 Broad Street, Bridgeport, Connecticut 06604, Attention of Alan Aria (Telecopy No. (203) 382-6314);

(c) if to the Issuing Bank, to it at The Chase Manhattan Bank, Loan and Agency Services Group, One Chase Manhattan Plaza, 8th Floor, New York, New York 10081, Attention of Jesus Sang (Telecopy No. 552-5650);

(d) if to the Swingline Lender, to it at The Chase Manhattan Bank, Loan and Agency Services Group, One Chase Manhattan Plaza, 8th Floor, New York, New York 10081, Attention of Jesus Sang (Telecopy No. 552-5650); and

(e) if to any other Lender, to it at its address (or telecopy number) set forth in its Administrative Questionnaire.

Any party hereto may change its address or telecopy number for notices and other communications hereunder by notice to the other parties hereto. All notices and other communications given to any party hereto in accordance with the provisions of this Agreement shall be deemed to have been given on the date of receipt.

 SECTION 9.02. Waivers; Amendments. (a) No failure or delay by the Administrative Agent, the Collateral Agent, the Issuing Bank or any Lender in exercising any right or power hereunder or under any other Loan Document shall operate as a waiver thereof, nor shall any single or partial exercise of any such right or power, or any abandonment or discontinuance of steps to enforce such a right or power, preclude any other or further exercise thereof or the exercise of any other right or power. The rights and remedies of the Administrative Agent, the Collateral Agent, the Issuing Bank and the Lenders hereunder and under the other Loan Documents are cumulative and are not exclusive of any rights or remedies that they would otherwise have. No waiver of any provision of any Loan Document or consent to any departure by any Loan Party therefrom shall in any event be effective unless the same shall be permitted by paragraph (b) of this Section, and then such waiver or consent shall be effective only in the specific instance and for the purpose for which given.
Without limiting the generality of the foregoing, the making of a Loan or issuance of a Letter of Credit shall not be construed as a waiver of any Default, regardless of whether the Administrative Agent, the Collateral Agent, any Lender or the Issuing Bank may have had notice or knowledge of such Default at the time.

 (b) Neither this Agreement nor any other Loan Document nor any provision hereof or thereof may be waived, amended or modified except, in the case of this Agreement, pursuant to an agreement or agreements in writing entered into by the Borrower and the Required Lenders or, in the case of any other Loan Document, pursuant to an agreement or agreements in writing entered into by the Administrative Agent or the Collateral Agent, as applicable, and the Loan Party or Loan Parties that are parties thereto, in each case with the consent of the Required Lenders; provided that no such agreement shall (i) increase the Commitment of any Lender without the written consent of such Lender, (ii) reduce the principal amount of any Loan or LC Disbursement or reduce the rate of interest thereon, or reduce any fees payable hereunder, without the written consent of each Lender affected thereby, (iii) postpone the scheduled date of payment of the principal amount of any Loan or LC Disbursement, or any interest thereon, or any fees payable hereunder, or reduce the amount of, waive or excuse any such payment, or postpone the scheduled date of expiration of any Commitment, without the written consent of each Lender affected thereby, (iv) change Section 2.17(b) or (c) in a manner that would alter the pro rata sharing of payments required thereby, without the written consent of each Lender, (v) change any of the provisions of this Section or the definition of "Required Lenders" or any other provision of any Loan Document specifying the number or percentage of Lenders required to waive, amend or modify any rights thereunder or make any determination or grant any consent thereunder, without the written consent of each Lender, (vi) release any of the Subsidiary Loan Parties from their Guarantees under the Subsidiary Guarantee Agreements (except as expressly provided in the Subsidiary Guarantee Agreements), or limit their liability in respect of such Guarantees, without the written consent of each Lender or (vii) release all or substantially all of the Collateral from the Liens of the Security Documents, without the written consent of each Lender; provided further that no such agreement shall amend, modify or otherwise affect the rights or duties of the Administrative Agent, the Collateral Agent, the Issuing Bank or the Swingline Lender without the prior written consent of the Administrative Agent, the Collateral Agent, the Issuing Bank or the Swingline Lender, as the case may be. Notwithstanding the foregoing, any provision of this Agreement may be amended by an agreement in writing entered into by the Borrower, the Required Lenders and the Administrative Agent (and, if their rights or obligations are affected thereby, the Issuing Bank and the Swingline Lender) if (i) by the terms of such agreement the Commitment of each Lender not consenting to the amendment provided for therein shall terminate upon the effectiveness of such amendment and (ii) at the time such amendment becomes effective, each Lender not consenting thereto receives payment in full of the principal of and interest accrued on each Loan made by it and all other amounts owing to it or accrued for its account under this Agreement.

SECTION 9.03. Expenses; Indemnity; Damage Waiver. (a) The Borrower shall pay (i) all reasonable out-of-pocket expenses incurred by the Administrative Agent, the Collateral Agent, the Arranger and their respective Affiliates, including the reasonable fees, charges and disbursements of counsel for the Administrative Agent and the Collateral Agent, in connection with the syndication of the credit facilities provided for herein, the preparation and administration of the Loan Documents or any amendments, modifications or waivers of the provisions thereof (whether or not the transactions contemplated hereby or thereby shall be consummated), (ii) all reasonable out-of-pocket expenses incurred by the Issuing Bank in connection with the issuance, amendment, renewal or extension of any Letter of Credit or any demand for payment thereunder and (iii) all out-of-pocket expenses incurred by the Administrative Agent, the Collateral Agent, the Issuing Bank or any Lender, including the fees, charges and disbursements of any counsel for the Administrative Agent, the Collateral Agent, the Issuing Bank or any Lender, in connection with the enforcement or protection of its rights in connection with the Loan Documents, including its rights under this Section, or in connection with the Loans made or Letters of Credit issued hereunder, including all such out-of-pocket expenses incurred during any workout, restructuring or negotiations in respect of such Loans or Letters of Credit.

 (b) The Borrower shall indemnify the Administrative Agent, the Collateral Agent, the Arranger, the Issuing Bank and each Lender, and each Related Party of any of the foregoing Persons (each such Person being called an "Indemnitee") against, and hold each Indemnitee harmless from, any and all losses, claims, damages, liabilities and related expenses, including the fees, charges and disbursements of any counsel for any Indemnitee, incurred by or asserted against any Indemnitee arising out of, in connection with, or as a result of (i) the execution or delivery of any Loan Document or any other agreement or instrument contemplated hereby, the performance by the parties to the Loan Documents of their respective obligations thereunder or the consummation of the Transactions or any other transactions contemplated hereby, (ii) any Loan or Letter of Credit or the use of the proceeds therefrom (including any refusal by the Issuing Bank to honor a demand for payment under a Letter of Credit if the documents presented in connection with such demand do not strictly comply with the terms of such Letter of Credit), (iii) any actual or alleged presence or release of Hazardous Materials on or from any property currently or formerly owned or operated by the Borrower or any of its Subsidiaries, or any Environmental Liability related in any way to the Borrower or any of its Subsidiaries, or (iv) any actual or prospective claim, litigation, investigation or proceeding relating to any of the foregoing, whether based on contract, tort or any other theory and regardless of whether any Indemnitee is a party thereto; provided that such indemnity shall not, as to any Indemnitee, be available to the extent that such losses, claims, damages, liabilities or related expenses are determined by a court of competent jurisdiction by final and nonappealable judgment to have resulted from the gross negligence or willful misconduct of such Indemnitee.

(c) To the extent that the Borrower fails to pay any amount required to be paid by it to the Administrative Agent, the Collateral Agent, the Issuing Bank or the Swingline Lender under paragraph (a) or (b) of this Section, each Lender severally agrees to pay to the Administrative Agent, the Collateral Agent, the Issuing Bank or the Swingline Lender, as the case may be, such Lender's pro rata share (determined as of the time that the applicable unreimbursed expense or indemnity payment is sought) of such unpaid amount; provided that the unreimbursed expense or indemnified loss, claim, damage, liability or related expense, as the case may be, was incurred by or asserted against the Administrative Agent, the Collateral Agent, the Issuing Bank or the Swingline Lender in its capacity as such. For purposes hereof, a Lender's "pro rata share" shall be determined based upon its share of the total Revolving Exposures and unused Commitments at the time.

 (d) To the extent permitted by applicable law, the Borrower shall not assert, and hereby waives, any claim against any Indemnitee, on any theory of liability, for special, indirect, consequential or punitive damages (as opposed to direct or actual damages) arising out of, in connection with, or as a result of, this Agreement or any agreement or instrument contemplated hereby, the Transactions, any Loan or Letter of Credit or the use of the proceeds thereof.

(e) All amounts due under this Section shall be payable promptly after written demand therefor.

SECTION 9.04. Successors and Assigns. (a) The provisions of this Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective successors and assigns permitted hereby (including any Affiliate of the Issuing Bank that issues any Letter of Credit), except that the Borrower may not assign or otherwise transfer any of its rights or obligations hereunder without the prior written consent of each Lender (and any attempted assignment or transfer by the Borrower without such consent shall be null and void). Nothing in this Agreement, expressed or implied, shall be construed to confer upon any Person (other than the parties hereto, their respective successors and assigns permitted hereby (including any Affiliate of the Issuing Bank that issues any Letter of Credit) and, to the extent expressly contemplated hereby, the Related Parties of each of the Administrative Agent, the Collateral Agent, the Issuing Bank and the Lenders) any legal or equitable right, remedy or claim under or by reason of this Agreement.

 (b) Any Lender may assign to one or more assignees all or a portion of its rights and obligations under this Agreement (including all or a portion of its Commitment and the Loans at the time owing to it); provided that (i) except in the case of an assignment to a Lender or an Affiliate of a Lender, each of the Borrower and the Administrative Agent (and, in the case of an assignment of all or a portion of a Commitment or any Lender's obligations in respect of its LC Exposure or Swingline Exposure, the Issuing Bank and the Swingline Lender) must give their prior written consent to such assignment (which consent shall not be unreasonably withheld), (ii) except in the case of an assignment to a Lender or an Affiliate of a Lender or an assignment of the entire remaining amount of the assigning Lender's Commitment, the amount of the Commitment of the assigning Lender subject to each such assignment (determined as of the date the Assignment and Acceptance with respect to such assignment is delivered to the Administrative Agent) shall not be less than $1,000,000 unless each of the Borrower and the Administrative Agent otherwise consent, (iii) each partial assignment shall be made as an assignment of a proportionate part of all the assigning Lender's rights and obligations under this Agreement, (iv) the parties to each assignment shall execute and deliver to the Administrative Agent an Assignment and Acceptance, together with a processing and recordation fee of $3,500, and (v) the assignee, if it shall not be a Lender, shall deliver to the Administrative Agent an Administrative Questionnaire; and provided further that any consent of the Borrower otherwise required under this paragraph shall not be required if an Event of Default has occurred and is continuing. Subject to acceptance and recording thereof pursuant to paragraph (d) of this Section, from and after the effective date specified in each Assignment and Acceptance the assignee thereunder shall be a party hereto and, to the extent of the interest assigned by such Assignment and Acceptance, have the rights and obligations of a Lender under this Agreement, and the assigning Lender thereunder shall, to the extent of the interest assigned by such Assignment and Acceptance, be released from its obligations under this Agreement (and, in the case of an Assignment and Acceptance covering all of the assigning Lender's rights and obligations under this Agreement, such Lender shall cease to be a party hereto but shall continue to be entitled to the benefits of Sections 2.14, 2.15, 2.16 and 9.03). Any assignment or transfer by a Lender of rights or obligations under this Agreement that does not comply with this paragraph shall be treated for purposes of this Agreement as a sale by such Lender of a participation in such rights and obligations in accordance with paragraph (e) of this Section.

(c) The Administrative Agent, acting for this purpose as an agent of the Borrower, shall maintain at one of its offices in The City of New York a copy of each Assignment and Acceptance delivered to it and a register for the recordation of the names and addresses of the Lenders, and the Commitment of, and principal amount of the Loans and LC Disbursements owing to, each Lender pursuant to the terms hereof from time to time (the "Register"). The entries in the Register shall be conclusive, and the Borrower, the Administrative Agent, the Collateral Agent, the Issuing Bank and the Lenders may treat each Person whose name is recorded in the Register pursuant to the terms hereof as a Lender hereunder for all purposes of this Agreement, notwithstanding notice to the contrary. The Register shall be available for inspection by the Borrower, the Issuing Bank and any Lender, at any reasonable time and from time to time upon reasonable prior notice.

 (d) Upon its receipt of a duly completed Assignment and Acceptance executed by an assigning Lender and an assignee, the assignee's completed Administrative Questionnaire (unless the assignee shall already be a Lender hereunder), the processing and recordation fee referred to in paragraph (b) of this Section and any written consent to such assignment required by paragraph (b) of this Section, the Administrative Agent shall accept such Assignment and Acceptance and record the information contained therein in the Register. No assignment shall be effective for purposes of this Agreement unless it has been recorded in the Register as provided in this paragraph.

(e) Any Lender may, without the consent of the Borrower, the Administrative Agent, the Collateral Agent, the Issuing Bank or the Swingline Lender, sell participations to one or more banks or other entities (a "Participant") in all or a portion of such Lender's rights and obligations under this Agreement (including all or a portion of its Commitment and the Loans owing to it); provided that (i) such Lender's obligations under this Agreement shall remain unchanged, (ii) such Lender shall remain solely responsible to the other parties hereto for the performance of such obligations and (iii) the Borrower, the Administrative Agent, the Collateral Agent, the Issuing Bank and the other Lenders shall continue to deal solely and directly with such Lender in connection with such Lender's rights and obligations under this Agreement. Any agreement or instrument pursuant to which a Lender sells such a participation shall provide that such Lender shall retain the sole right to enforce the Loan Documents and to approve any amendment, modification or waiver of any provision of the Loan Documents; provided that such agreement or instrument may provide that such Lender will not, without the consent of the Participant, agree to any amendment, modification or waiver described in the first proviso to Section 9.02(b) that affects such Participant. Subject to paragraph (f) of this Section, the Borrower agrees that each Participant shall be entitled to the benefits of Sections 2.14, 2.15 and 2.16 to the same extent as if it were a Lender and had acquired its interest by assignment pursuant to paragraph (b) of this Section. To the extent permitted by law, each Participant also shall be entitled to the benefits of Section 9.08 as though it were a Lender, provided such Participant agrees to be subject to Section 2.17(c) as though it were a Lender.

 (f) A  Participant  shall not be entitled to receive any greater  payment under
Section 2.14 or 2.16 than the applicable Lender would have been entitled to receive with respect to the participation sold to such Participant, unless the sale of the participation to such Participant is made with the Borrower's prior written consent. A Participant that would be a Foreign Lender if it were a Lender shall not be entitled to the benefits of Section 2.16 unless the Borrower is notified of the participation sold to such Participant and such Participant agrees, for the benefit of the Borrower, to comply with Section 2.16(e) as though it were a Lender.

(g) Any Lender may at any time pledge or assign a security interest in all or any portion of its rights under this Agreement to secure obligations of such Lender, including any pledge or assignment to secure obligations to a Federal Reserve Bank, and this Section shall not apply to any such pledge or assignment of a security interest; provided that no such pledge or assignment of a security interest shall release a Lender from any of its obligations hereunder or substitute any such pledgee or assignee for such Lender as a party hereto.

SECTION  9.05.  Survival.   All  covenants,   agreements,   representations  and
warranties made by the Loan Parties in the Loan Documents and in the certificates or other instruments delivered in connection with or pursuant to this Agreement or any other Loan Document shall be considered to have been relied upon by the other parties hereto and shall survive the execution and delivery of the Loan Documents and the making of any Loans and issuance of any Letters of Credit, regardless of any investigation made by any such other party or on its behalf and notwithstanding that the Administrative Agent, the Collateral Agent, the Issuing Bank or any Lender may have had notice or knowledge of any Default or incorrect representation or warranty at the time any credit is extended hereunder, and shall continue in full force and effect as long as the principal of or any accrued interest on any Loan or any fee or any other amount payable under this Agreement is outstanding and unpaid or any Letter of Credit is outstanding and so long as the Commitments have not expired or terminated. The provisions of Sections 2.14, 2.15, 2.16 and 9.03 and Article VIII shall survive and remain in full force and effect regardless of the consummation of the transactions contemplated hereby, the repayment of the Loans, the expiration or termination of the Letters of Credit and the Commitments or the termination of this Agreement or any provision hereof.

 SECTION 9.06. Counterparts; Integration; Effectiveness. This Agreement may be executed in counterparts (and by different parties hereto on different counterparts), each of which shall constitute an original, but all of which when taken together shall constitute a single contract. This Agreement, the other Loan Documents and any separate letter agreements with respect to fees payable to the Arranger and the Administrative Agent constitute the entire contract among the parties relating to the subject matter hereof and supersede any and all previous agreements and understandings, oral or written, relating to the subject matter hereof. Except as provided in Section 4.01, this Agreement shall become effective when it shall have been executed by the Administrative Agent and when the Administrative Agent shall have received counterparts hereof which, when taken together, bear the signatures of each of the other parties hereto, and thereafter shall be binding upon and inure to the benefit of the parties hereto and their respective successors and assigns. Delivery of an executed counterpart of a signature page of this Agreement by telecopy shall be effective as delivery of a manually executed counterpart of this Agreement.

SECTION 9.07. Severability. Any provision of this Agreement held to be invalid, illegal or unenforceable in any jurisdiction shall, as to such jurisdiction, be ineffective to the extent of such invalidity, illegality or unenforceability without affecting the validity, legality and enforceability of the remaining provisions hereof; and the invalidity of a particular provision in a particular jurisdiction shall not invalidate such provision in any other jurisdiction.

SECTION 9.08. Right of Setoff. If an Event of Default shall have occurred and be continuing, each Lender and each of its Affiliates is hereby authorized at any time and from time to time, to the fullest extent permitted by law, to set off and apply any and all deposits (general or special, time or demand, provisional or final) at any time held and other obligations at any time owing by such Lender or Affiliate to or for the credit or the account of the Borrower against any of and all the obligations of the Borrower now or hereafter existing under this Agreement held by such Lender, irrespective of whether or not such Lender shall have made any demand under this Agreement and although such obligations may be unmatured. The rights of each Lender under this Section are in addition to other rights and remedies (including other rights of setoff) which such Lender may have.

SECTION 9.09.  Governing Law; Jurisdiction; Consent to Service of Process.
 (a) This Agreement shall be construed in accordance with and governed by the law of the State of New York.

 (b) The Borrower hereby irrevocably and unconditionally submits, for itself and its property, to the nonexclusive jurisdiction of the Supreme Court of the State of New York sitting in New York County and of the United States District Court of the Southern District of New York, and any appellate court from any thereof, in any action or proceeding arising out of or relating to any Loan Document, or for recognition or enforcement of any judgment, and each of the parties hereto hereby irrevocably and unconditionally agrees that all claims in respect of any such action or proceeding may be heard and determined in such New York State or, to the extent permitted by law, in such Federal court. Each of the parties hereto agrees that a final judgment in any such action or proceeding shall be conclusive and may be enforced in other jurisdictions by suit on the judgment or in any other manner provided by law. Nothing in this Agreement or any other Loan Document shall affect any right that the Administrative Agent, the Collateral Agent, the Issuing Bank or any Lender may otherwise have to bring any action or proceeding relating to this Agreement or any other Loan Document against the Borrower or its proper-ties in the courts of any jurisdiction.

(c) The Borrower hereby irrevocably and unconditionally waives, to the fullest extent it may legally and effectively do so, any objection which it may now or here-after have to the laying of venue of any suit, action or proceeding arising out of or relating to this Agreement or any other Loan Document in any court referred to in paragraph (b) of this Section. Each of the parties hereto hereby irrevocably waives, to the fullest extent permitted by law, the defense of an inconvenient forum to the maintenance of such action or proceeding in any such court.

(d) Each party to this Agreement irrevocably consents to service of process in the manner provided for notices in Section 9.01. Nothing in this Agreement or any other Loan Document will affect the right of any party to this Agreement to serve process in any other manner permitted by law.

 SECTION 9.10. WAIVER OF JURY TRIAL. EACH PARTY HERETO HEREBY WAIVES, TO THE FULLEST EXTENT PERMITTED BY APPLICABLE LAW, ANY RIGHT IT MAY HAVE TO A TRIAL BY JURY IN ANY LEGAL PROCEEDING DIRECTLY OR INDIRECTLY ARISING OUT OF OR RELATING TO THIS AGREEMENT, ANY OTHER LOAN DOCUMENT OR THE TRANSACTIONS CONTEMPLATED HEREBY (WHETHER BASED ON CONTRACT, TORT OR ANY OTHER THEORY). EACH PARTY HERETO
(A) CERTIFIES THAT NO REPRESENTATIVE, AGENT OR ATTORNEY OF ANY OTHER PARTY HAS REPRESENTED, EXPRESSLY OR OTHERWISE, THAT SUCH OTHER PARTY WOULD NOT, IN THE EVENT OF LITIGATION, SEEK TO ENFORCE THE FOREGOING WAIVER AND (B) ACKNOWLEDGES THAT IT AND THE OTHER PARTIES HERETO HAVE BEEN INDUCED TO ENTER INTO THIS AGREE-MENT BY, AMONG OTHER THINGS, THE MUTUAL WAIVERS AND CERTIFICATIONS IN THIS SECTION.

SECTION 9.11. Headings. Article and Section headings and the Table of Contents used herein are for convenience of reference only, are not part of this
Agreement and shall not affect the construction of, or be taken into consideration in interpreting, this Agreement.

 SECTION 9.12. Confidentiality. Each of the Administrative Agent, the Issuing Bank and the Lenders agrees to maintain the confidentiality of the Information (as defined below) except that Information may be disclosed (a) to its and its Affiliates' directors, officers, employees and agents, including accountants, legal counsel and other advisors (it being understood that the Persons to whom such disclosure is made will be informed of the confidential nature of such Information and instructed to keep such Information confidential), (b) to the extent requested by any regulatory authority, (c) to the extent required by applicable laws or regulations or by any subpoena or similar legal process, (d) to any other party to this Agreement, (e) in connection with the exercise of any remedies hereunder or any suit, action or proceeding relating to this Agreement or any other Loan Document or the enforcement of rights hereunder or thereunder,
(f) subject to an agreement containing provisions substantially the same as those of this Section, to any assignee of or Participant in, or any prospective assignee of or Participant in, any of its rights or obligations under this Agreement, (g) with the consent of the Borrower, (h) to the extent such Information (i) becomes publicly available other than as a result of a breach of this Section or (ii) becomes available to the Administrative Agent, the Issuing Bank or any Lender on a non-confidential basis from a source other than the Borrower. For the purposes of this Section, "Information" means all information received from the Borrower relating to the Borrower or its business, other than any such information that is available to the Administrative Agent, the Issuing Bank or any Lender on a non-confidential basis prior to disclosure by the Borrower; provided that, in the case of information received from the Borrower after the date hereof, such information is clearly identified at the time of delivery as confidential. Any Person required to maintain the confidentiality of Information as provided in this Section shall be considered to have complied with its obligation to do so if such Person has exercised the same degree of care to maintain the confidentiality of such Information as such Person would accord to its own confidential information.

SECTION 9.13. Interest Rate Limitation. Notwithstanding anything herein to the contrary, if at any time the interest rate applicable to any Loan, together with all fees, charges and other amounts which are treated as interest on such Loan under applicable law (collectively, the "Charges"), shall exceed the maximum lawful rate (the "Maximum Rate") which may be contracted for, charged, taken, received or reserved by the Lender holding such Loan in accordance with applicable law, the rate of interest payable in respect of such Loan hereunder, together with all Charges payable in respect thereof, shall be limited to the Maximum Rate and, to the extent lawful, the interest and Charges that would have been payable in respect of such Loan but were not payable as a result of the operation of this Section shall be cumulated and the interest and Charges payable to such Lender in respect of other Loans or periods shall be increased (but not above the Maximum Rate therefor) until such cumulated amount, together with interest thereon at the Federal Funds Effective Rate to the date of repayment, shall have been received by such Lender.

                                                     IN  WITNESS  WHEREOF,   the
parties hereto have caused this Agreement to be duly executed by their respective authorized officers as of the day and year first above written.


HUTTIG BUILDING PRODUCTS, INC.,

by
/s/ Barry J. Kulpa
Name: Barry J. Kulpa

Title: President and CEO

THE CHASE MANHATTAN BANK,
individually and as
Administrative Agent,
by
/s/ Robert Anastasio
Name: Robert Anastasio
Title: Vice President

BANK OF AMERICA, N.A.,

individually and as
Syndication Agent

by
/s/ Andrew M. Airheart
Name: Andrew M. Airheart
Title: Managing Director

FIRSTAR BANK, N.A., individually and as Documentation Agent

by
/s/ David F. Higbee
Name: David F. Higbee
Title: Vice President

 UNION BANK OF CALIFORNIA, N.A.,

by
/s/ J. Scott Jessup
Name: J. Scott Jessup
Title: Vice President

COMERICA BANK,

by
/s/ Jeffrey E. Peck
Name: Jeffrey E. Peck
Title: Vice President

LASALLE BANK NATIONAL ASSOCIATION,

by
/s/ Kirk Fronckiewicz
Name: Kirk Fronckiewicz
Title: Commercial Banking

 Officer

TRANSAMERICA BUSINESS CREDIT CORPORATION,

by
/s/ Perry Vavoules
Name: Perry Vavoules

Title: Senior Vice President

MICHIGAN NATIONAL BANK,

by
/s/ Ralph P. Binggeser
Name: Ralph P. Binggeser
Title: Relationship Manager

PEOPLE'S BANK,

by
/s/ Martin H. Anderson
Name: Martin H. Anderson
Title: Assistant Vice

 President
 THE NORTHERN TRUST COMPANY,

by
/s/ Fredric McClendon
Name: Fredric McClendon
Title: Vice President

BANK LEUMI USA,

by
/s/ Paul Tine
Name: Paul Tine

Title: Vice President

by
/s/ John Koenigsberg
Name: John Koenigsberg

Title: First Vice President

Exhibit 4.2  Form of Revolving Note

                                 REVOLVING NOTE


                              $ New York, New York
                                 April 25, 2000


FOR VALUE RECEIVED, the undersigned, HUTTIG BUILDING PRODUCTS, INC., a Delaware corporation (the "Borrower"), hereby promises to pay to________. (the "Lender") or its registered assigns, at the office of The Chase Manhattan Bank ("Chase"), at 270 Park Avenue, New York, New York 10017, on the Maturity Date (as defined in the Credit Agreement dated as of April 25, 2000 (as the same may be amended, supplemented or otherwise modified from time to time, the "Credit Agreement"), among the Borrower, the lenders from time to time party thereto, Chase, as administrative agent and collateral agent, Bank of America, N.A., as syndication agent, and Firstar Bank, N.A., as documentation agent, the lesser of the principal sum of ____________________________and the aggregate unpaid principal amount of all Revolving Loans made by the Lender to the Borrower pursuant to the Credit Agreement, in lawful money of the United States of America in immediately available funds, and to pay interest from the date hereof on the principal amount thereof from time to time outstanding, in like funds, at said office, at the rate or rates per annum and payable on such dates as provided in to the Credit Agreement.

The Borrower promises to pay interest, on demand, on any overdue principal and, to the extent permitted by law, overdue interest from their due dates at a rate or rates provided in the Credit Agreement.

The Borrower hereby waives presentment, demand, protest and notice of any kind whatsoever. The non-exercise by the holder of any of its rights hereunder in any particular instance shall not constitute a waiver thereof in that or any subsequent instance.

All borrowings evidenced by this Revolving Note, the respective maturities thereof, all payments, repayments and prepayments of the principal hereof and interest hereon and the respective dates thereof shall be endorsed by the holder hereof on the schedule attached hereto and made a part hereof or on a continuation thereof which shall be attached hereto and made a part hereof; provided, however, that the failure of the holder hereof to make such a notation or any error in such notation shall not affect the obligations of the Borrower to make payments under the Revolving Note and the Credit Agreement.

This Revolving Note is one of the promissory notes referred to in the Credit Agreement which, among other things, contains provisions for the acceleration of the maturity hereof upon the happening of certain events, for optional and mandatory prepayment of the principal hereof prior to the maturity hereof and for the amendment or waiver of certain provisions of the Credit Agreement, all upon the terms and conditions therein specified. THIS REVOLVING NOTE SHALL BE CONSTRUED IN ACCORDANCE WITH AND GOVERNED BY THE LAWS OF THE STATE OF NEW YORK AND ANY APPLICABLE LAWS OF THE UNITED STATES OF AMERICA.

         HUTTIG BUILDING PRODUCTS, INC.,

by:

     Name:
     Title:


                               Loans and Payments

Date

Amount and Type of Loan

Maturity Date

   Payments of
Principal / Interest
Unpaid
Principal
Balance
of Note

Name of Person Making Notation

Exhibit 4.3   Schedule To Form of Revolving Note

                                Credit Agreement

                         Huttig Building Products, Inc.

                           Dated As Of April 25, 2000

Lender
Principal Sum

Firstar Bank, N.A.                            $25,833,333.33
LaSalle Bank National Association              20,000,000.00
Transamerica Business Credit Corporation       20,000,000.00
Michigan National Bank                         15,000,000.00
The Northern Trust Company                     10,000,000.00

Exhibit 4.4 Amendment No. 1 to Rights Agreement between the Company and ChaseMellon Shareholder Services, L.L.C.

                       AMENDMENT NO. 1 TO RIGHTS AGREEMENT

This Amendment No. 1 to Rights Agreement (this "Amendment") is entered into by and between Huttig Building Products, Inc., a Delaware corporation
(the "Company"), and ChaseMellon Shareholder Services, L.L.C., as Rights Agent (the "Rights Agent").

WHEREAS, the Company and the Rights Agent have entered into that certain Rights Agreement dated December 6, 1999 (the "Rights Agreement") pursuant to which the Company has issued "Rights" (as defined in the Rights Agreement) to the holders of the Company's common stock, par value $.01 per share;

WHEREAS, Section 27 of the Rights Agreement provides that the Company may, and the Rights Agent shall, amend the Rights Agreement without the approval of holders of Rights to cure any ambiguity, to correct or supplement any provision contained therein which may be defective or inconsistent with any other provisions therein, or to make any other provisions with respect to the Rights that the Company may deem necessary or desirable; provided, however, that from and after such time as any person becomes an Acquiring Person (as defined in the Rights Agreement), the Rights Agreement may not be amended in any manner which would adversely affect the interests of holders of Rights; and

WHEREAS, the Board of Directors of the Company has determined that no person has become or is currently an Acquiring Person.

                            NOW THEREFORE, the parties hereby agree as follows:

1.The first sentence of Section 1(a) of the Rights Agreement is hereby amended to read in its entirety as follows:

"(a)"Acquiring Person" shall mean any Person (as such term is hereinafter defined) who or which, together with all Affiliates and Associates (as such terms are hereinafter defined) of such Person, shall be the Beneficial Owner (as such term is hereinafter defined) of 20% or more of the Common Shares of the Company then outstanding, but shall not include RMC (as such term is hereinafter defined), any Subsidiary (as such term is hereinafter defined) of RMC, Crane, any Subsidiary of Crane, the Company, any Subsidiary of the Company, any employee benefit plan of the Company or any Subsidiary of the Company, or any entity holding Common Shares of the Company for or pursuant to the terms of any such plan, The Crane Fund or The Crane Fund for Widows and Children; provided, however, that the foregoing exception for RMC and any Subsidiary of RMC shall be effective only for so long as RMC and its Affiliates and Associates shall beneficially own no Common Shares of the Company other than (i) Common Shares of the Company acquired by Rugby (as such term is hereinafter defined) or a Subsidiary of Rugby pursuant to the Share Exchange Agreement dated as of October 19, 1999 among the Company, Crane Co., and Rugby ("Share Exchange Shares"); and/or (ii) Common Shares of the Company issued as a dividend on Share Exchange Shares or issued in a reclassification, subdivision, consolidation or combination of Share Exchange Shares and/or (iii) additional Common Shares of the Company in an aggregate amount not exceeding 1% of the Common Shares of the Company outstanding at the time of acquisition of any Common Shares; provided, further, that the foregoing exception for Crane and any Subsidiary of Crane shall be effective only until the effective date of the Spin-Off."

2.Section 1(m), Section 1(n) and Section 1(o) of the Rights Agreement are hereby renumbered as Section 1(n), Section 1(o) and Section 1(p), respectively.

3.The Rights Agreement is hereby amended to add a new Section 1(m) that shall read in its entirety as follows:

" (m) "RMC" shall mean RMC Group p.l.c. and any entity surviving or resulting from the merger or consolidation of RMC Group p.l.c.; and "

4.Section 1(n) of the Rights Agreement is hereby amended to read in its entirety as follows:

" (n) "Rugby" shall mean The Rugby Group PLC; and "

5.This Amendment shall be effective as of the date the same is executed by the Rights Agent. Except as specifically amended by this Amendment, the provisions of the Rights Agreement shall remain in full force and effect.

IN WITNESS WHEREOF, the parties hereto have caused this Amendment to be duly executed and attested on the dates indicated below.

HUTTIG BUILDING PRODUCTS, INC.
Attest:

By:
By:
Gregory D. Lambert, Secretary                Barry J. Kulpa, President and Chief
                                                               Executive Officer
                                                           Date:  March 16, 2000


                                                         CHASEMELLON SHAREHOLDER
                                                                SERVICES, L.L.C.
Attest:

By:                                                                          By:
Name:                                                                      Name:
Title:                                                                    Title:
                                                          Date:  March ___, 2000

Exhibit 11  Statement re: computation of per share earnings


                                                    Three Months Ended March 31,
                                                           2000          1999
                                                       -----------    ----------

Net income (in thousands) (numerator)                      $3,694        $1,232
                                                       ===========    ==========

Computation of Basic Shares Outstanding (in
thousands, except per share amounts)
----------------------------------------------------

Weighted average number of basic shares outstanding
(denominator)                                              20,588        14,260
                                                       ===========    ==========

Basic earnings per common share                             $0.18         $0.09
                                                       ===========    ==========

Computation of Diluted Shares Outstanding (in
thousands, except per share amounts)
----------------------------------------------------

Weighted average number of basic shares outstanding        20,588        14,260

Common stock equivalents for diluted common shares
outstanding                                                  -             -
                                                       -----------    ----------

Weighted average number of diluted shares outstanding
(denominator)                                              20,588        14,260
                                                       ===========    ==========

Diluted earnings per common share                           $0.18         $0.09
                                                       ===========    ==========