Form 10-Q
period 2000-06-30
HUTTIG BUILDING PRODUCTS INC
filed 2000-08-10
CIK 1093082

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended June 30, 2000 Commission file number 1-14982

                          HUTTIG BUILDING PRODUCTS, INC.

              (Exact name of registrant as specified in its charter)

               Delaware                              43-0334550
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)


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

      Common Stock, par value $.01 per share    New York Stock Exchange
      Preferred Share Purchase Rights           New York Stock Exchange
      (Title of each class           (Name of each exchange on which registered)


       Securities registered pursuant to Section 12(g) of the Act: None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes [ X] No [ ]

    The number of shares of Common Stock outstanding on August 8, 2000 was 20,866,145 shares.

PART I.     FINANCIAL INFORMATION                                       Page No.

Item 1   Financial Statements

         Consolidated Balance Sheets as of  June 30, 2000 and
         December 31, 1999                                                 3-4

         Consolidated Statements of  Income for the three and
         six months ended  June 30, 2000 and 1999                           5

         Consolidated Statement of Stockholder's Equity for the
         three and six months ended June 30, 2000 and 1999                  6

         Consolidated Statements of Cash Flows for the six months
         ended June 30, 2000 and 1999                                       7

         Notes to Consolidated Financial Statements.                       8-9

Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               9-12

Item 3   Quantitative and Qualitative Disclosures about Market Risk         13

PART II.   OTHER INFORMATION

Item 4   Submission of Matters to a Vote of Security Holders                13

Item 6   Exhibits and Reports on Form 8-K                                   13

               HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                     (In Thousands, Except Share Data)

                                                           June 30,        December 31,
                                                             2000              1999
                                                          (unaudited)
                                                         --------------    --------------
ASSETS

CURRENT ASSETS:
  Cash                                                         $ 6,207           $ 6,794
  Accounts receivable, net                                     112,032           116,602
  Inventories                                                   83,306            78,133
  Prepaid expenses                                               2,091             2,788
  Deferred tax asset                                                10             1,247
                                                         --------------    --------------
           Total current assets                                203,646           205,564
                                                         --------------    --------------

PROPERTY, PLANT AND EQUIPMENT -
At cost:
  Land                                                           6,724             7,324
  Buildings and improvements                                    33,226            36,660
  Machinery and equipment                                       28,585            28,764

                                                         --------------    --------------
           Gross property, plant and equipment                  68,535            72,748
  Less accumulated depreciation                                 30,988            33,207
                                                         --------------    --------------
           Property, plant and equipment - net                  37,547            39,541
                                                         --------------    --------------

OTHER ASSETS:
  Costs in excess of net assets acquired, net                   37,751            38,952
  Other                                                          5,796             3,656
  Deferred income taxes                                         13,341            13,638
                                                         --------------    --------------

           Total other assets                                   56,888            56,246
                                                         --------------    --------------
TOTAL                                                         $298,081          $301,351
                                                         ==============    ==============

                  HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                       (In Thousands, Except Share Data)

                                                           June 30,        December 31,
                                                             2000              1999
                                                          (unaudited)
                                                         --------------    --------------
LIABILITIES AND SHAREHOLDERS EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term debt                            $ 263            $ 263
  Accounts payable - trade and collections as agents             80,430           72,478
  Income taxes payable                                              169            5,765
  Accrued payrolls                                                7,384            9,226
  Accrued insurance                                               3,524            6,164
  Accrued liabilities                                            11,715           15,448
                                                         ---------------   --------------

           Total current liabilities                            103,485          109,344
                                                         ---------------   --------------

NON-CURRENT LIABILITIES:
  Other long-term debt                                          116,586          121,817
  Accrued postretirement benefits                                 2,089            2,089
  Deferred credit                                                     -              798
                                                         ---------------   --------------

           Total non-current liabilities                        118,675          124,704
                                                         ---------------   --------------

 COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS EQUITY:
  Preferred shares; $.01 par (5,000,000 shares authorized)
  Common shares; At June 30, 2000 - $.01 par (50,000,000
    shares authorized - 20,866,145 shares issued); At
    December 31, 1999 - no par value (50,000,000
    shares authorized - 20,797,812 shares issued)                   209              208
  Additional paid-in capital on common stock                     33,353           33,051
  Retained earnings                                              44,012           35,438
  Unearned compensation - restricted stock                         (522)            (263)
  Less:  Treasury shares (278,433 shares at cost)                (1,131)          (1,131)
                                                         ---------------   --------------

           Total shareholders equity                            75,921           67,303
                                                         ---------------   --------------

TOTAL                                                          $298,081         $301,351
                                                         ===============   ==============

                 see notes to consolidated financial statements

               HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                  FOR THE THREE AND SIX MONTHS ENDED JUNE 30,
                                 (UNAUDITED)

                   (In Thousands, Except Per Share Amounts)

                                                               Three Months Ended June 30,            Six Months Ended June 30,
                                                                 2000                1999               2000               1999
                                                           -----------------   -----------------  ------------------   -------------
NET SALES                                                         $ 285,562           $ 205,979           $ 567,508       $ 380,754
                                                           -----------------   -----------------  ------------------   -------------

OPERATING COSTS AND EXPENSES:
  Cost of sales                                                     228,712             165,292             456,094         305,504
  Operating expenses                                                 44,923              31,409              93,097          60,148
  Depreciation and amortization                                       1,659               1,468               3,489           3,306
  Restructuring provision                                              (972)                  -                 261               -
  Loss (gain) on disposal of capital assets                            (607)                239              (5,719)            225
                                                           -----------------   -----------------  ------------------   -------------

           Total operating costs and expenses                       273,715             198,408             547,222         369,183
                                                           -----------------   -----------------  ------------------   -------------

OPERATING PROFIT                                                     11,848               7,570              20,287          11,571
                                                           -----------------   -----------------  ------------------   -------------


OTHER INCOME (EXPENSE):
  Interest expense - Crane                                                -               1,889                   -           3,788
  Interest expense, net                                               3,175                  31               5,405              65
  Other miscellaneous - net                                               -                 506                   -             546
                                                           -----------------   -----------------  ------------------   -------------

           Total other expense - net                                  3,175               2,425               5,405           4,398

INCOME BEFORE TAXES                                                   8,673               5,145              14,882           7,173
PROVISION FOR INCOME TAXES                                            3,285               1,933               5,800           2,728
                                                           -----------------   -----------------  ------------------   -------------


INCOME BEFORE EXTRAORDINARY ITEM                                      5,388               3,213               9,082           4,445
  Extraordinary item (less applicable
  income taxes of $309)                                                 508                   -                 508               -
                                                           -----------------   -----------------  ------------------   -------------

NET INCOME                                                          $ 4,880             $ 3,213             $ 8,574         $ 4,445
                                                           =================   =================  ==================   =============


NET INCOME PER BASIC SHARE BEFORE EXTRAORDINARY ITEM                 $ 0.26              $ 0.23              $ 0.44          $ 0.31
LOSS PER SHARE FROM EXTRAORDINARY ITEM                                (0.02)                  -               (0.02)              -
NET INCOME PER BASIC SHARE                                           $ 0.24              $ 0.23              $ 0.42          $ 0.31
AVERAGE BASIC SHARES OUTSTANDING (Thousands)                         20,588              14,260              20,579          14,260

NET INCOME PER DILUTED SHARE                                         $ 0.26              $ 0.23              $ 0.44          $ 0.31
LOSS PER SHARE FROM EXTRAORDINARY ITEM                                (0.02)                  -               (0.02)              -
NET INCOME PER DILUTED SHARE                                         $ 0.24              $ 0.23              $ 0.42          $ 0.31
AVERAGE DILUTED SHARES OUTSTANDING (Thousands)                       20,606              14,260              20,588          14,260


                 see notes to consolidated financial statements

                HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY

                                   (UNAUDITED)

                                 (In Thousands)

                                    Common Shares     Additional                      Unearned        Treasury         Total
                                     Outstanding,      Paid-In        Retained      Compensation -     Shares,     Shareholders
                                     at Par Value       Capital       Earnings     Restricted Stock    at Cost        Equity
                                    --------------   ------------   ------------   ----------------   ---------    -------------
Balance at December 31, 1998                $ 10          $ 746       $ 40,699                                        $ 41,455

Net Income                                                               4,445                                           4,445

Dividends                                                              (13,725)                                        (13,725)
                                    --------------   ------------   ------------   ----------------  ----------    --------------

Balance at June 30, 1999                    $ 10           $ 746      $ 31,419                                        $ 32,175
                                    ==============   ============   ============   ================  ==========    ==============


Balance at December 31, 1999               $ 208        $ 33,051      $ 35,438             $ (263)   $ (1,131)        $ 67,303

Net Income                                                               8,574                                           8,574

Restricted stock issued, net
     of amortization expense                   1             302                             (259)                          44
                                    --------------   ------------   ------------   ----------------  ----------    --------------

Balance at June 30, 2000                   $ 209        $ 33,353      $ 44,012             $ (522)    $ (1,131)       $ 75,921
                                    ==============   ============   ============   ================  ==========    ==============

                 see notes to consolidated financial statements

                 HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)
                                                                                    Six Months Ended June 30,
                                                                                   2000                   1999
                                                                             -----------------      -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                                                       $ 8,574                $ 4,445
     Gain on disposal of capital assets                                                (5,719)                   226
     Depreciation                                                                       2,139                  1,764
     Amortization                                                                       1,442                  1,462
     Deferred Taxes                                                                     1,534                   (117)
     Accrued postretirement benefits                                                        -                    274
     Changes in operating assets and liabilities
       (exclusive of acquisitions):
          Accounts receivable                                                           4,570                (13,106)
          Inventories                                                                  (6,328)                (5,502)
          Other current assets                                                            741                    (38)
          Accounts payable                                                              7,952                 (1,582)
          Accrued liabilities                                                         (13,902)                (7,198)
          Other                                                                        (2,381)                   (82)
                                                                             -----------------      -----------------

                Total cash provided (used) from operating activities                   (1,378)               (19,453)
                                                                             -----------------      -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                              (2,450)                (4,791)
     Proceeds from disposition of capital assets                                        8,472                  2,359
     Cash used for Cherokee acquisition                                                     -                 (2,000)
                                                                             -----------------      -----------------

                Total cash provided (used) from investing activities                    6,022                 (4,432)
                                                                             -----------------      -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of long-term debt                                                         (131)                  (191)
     Repayment of revolving credit agreement                                           (5,100)                     -
     Borrowings from Crane                                                                  -                 31,875
     Cash dividend paid to Crane                                                            -                (13,725)
                                                                             -----------------      -----------------

                Total cash provided (used) from financing activities                   (5,231)                17,959
                                                                             -----------------      -----------------

NET DECREASE IN CASH                                                                     (587)                (5,926)
CASH, BEGINNING OF PERIOD                                                               6,794                  9,423
                                                                             -----------------      -----------------

CASH, END OF PERIOD                                                                   $ 6,207                $ 3,497
                                                                             =================      =================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Interest paid, net                                                               $ 4,109                $ 3,852
                                                                             =================      =================

     Income taxes paid, net                                                           $ 9,951                $ 1,377
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

2.  RESERVE ACTIVITY

In December 1999, the Company established a reserve for restructuring costs expected to be incurred under a strategic plan to consolidate and integrate various branch operations and support functions. Included in "Other" in the table below are costs expected to be incurred for uncollectible accounts receivable and other costs incidental to consolidating and closing branches. In the second quarter of 2000, the Company reversed $1,056 as a result of a change in the estimate of the restructuring costs. This reversal is attributable primarily to completing year to date restructuring activities at lower than expected costs and anticipated lower costs on remaining restructuring efforts.

The activity in the restructuring reserve for the six months ended June 30, 2000 is summarized as follows:

                                                   Inventory           Lease           Workforce
                                                  Adjustments       Terminations       Reduction           Other           Total
                                                ----------------  -----------------   -------------   ----------------  ------------
Balance at December 31, 1999                            $ 2,210            $ 1,752           $ 494              $ 829       $ 5,285
Plus: Additional charges                                    573                 70             373                790         1,806
Less: Reversals                                              84                  -               -                972         1,056
Less: Costs incurred                                      1,754                571             239                474         3,038
                                                ----------------  -----------------   -------------   ----------------  ------------
Balance at June 30, 2000                                  $ 945            $ 1,251           $ 628              $ 173       $ 2,997
                                                ================  =================   =============   ================  ============

In December 1999 the Company established a reserve for costs expected to be incurred in connection with the acquisition of Rugby USA ("Rugby"). The acquisition of Rugby was accounted for by the purchase method and, accordingly, this reserve was included in the allocation of the acquisition costs.

The activity in this reserve for the six months ended June 30, 2000 is summarized as follows:

                                                   Inventory           Lease           Workforce
                                                  Adjustments       Terminations       Reduction           Other           Total
                                                ----------------  -----------------   -------------   ----------------  ------------
Balance at December 31, 1999                            $ 1,001            $ 2,150           $ 591              $ 965       $ 4,707
Plus: Additional charges                                  1,155                  -               -                 91         1,246
Less: Costs incurred                                        961                 42             591                854         2,448
                                                ----------------  -----------------   -------------   ----------------  ------------

Balance at June 30, 2000                                $ 1,195            $ 2,108             $ -              $ 202       $ 3,505
                                                ================  =================   =============   ================  ============

During the first quarter, the Company made a change in estimate of the costs expected to be incurred which resulted in an increase to the reserve and a reallocation of the acquisition cost. As a result of the change in estimate made during the first quarter, the deferred credit balance of $798 at December 31, 1999 was reduced to zero and assets increased by $448.

3.  DEBT

Debt consisted of the following at June 30, 2000 and December 31, 1999:

                                                June 30,        December 31,
                                                  2000               1999
                                             ---------------    ---------------
Revolving credit agreement                        $ 115,600          $ 120,700
Capital Lease Obligations                             1,055              1,108
Industrial revenue bond                                 193                272
                                             ---------------    ---------------
     Total debt                                     116,848            122,080
Less: current portion                                   263                263
                                             ---------------    ---------------

Long-term debt                                    $ 116,585          $ 121,817
                                             ===============    ===============

During April 2000, the Company closed on a new $200,000 secured revolving credit facility. The rate on the facility is LIBOR plus a variable rate based on the Company's ratio of debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"). At June 30, 2000, the Company had outstanding, three interest rate swap contracts having a total notional amount of principal of $80,000. These swap contracts currently provide for a fixed weighted average rate of 8.9% on $80,000 of the Company's revolving credit borrowings. The remainder of the outstanding borrowings under the revolving credit agreement are currently at a floating rate of LIBOR plus 175 basis points. The proceeds from the facility were used to retire the previously existing $125,000 facility and a $25,000 term loan. In conjunction with the refinancing of the previously existing facility, the Company recorded an extraordinary expense for the write-off of the unamortized loan fees.

The Company is currently evaluating the impact that Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, will have on the financial statements.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Huttig Building Products, Inc. is one of the largest domestic distributors of building materials used principally in new residential construction and in home improvement, remodeling and repair work. Its products are distributed through 62 distribution centers serving 45 states, principally to building materials dealers (who, in turn, supply the end-user), directly to professional builders and large contractors, and to home centers, national buying groups and industrial and manufactured housing builders. The Company's American Pine Products manufacturing facility, located in Prineville, Oregon, produces softwood moldings. Approximately 30% of American Pine's sales are currently to Huttig's distribution centers.

The following table sets forth the Company's sales, by product classification as a percentage of net sales, for the three and six months ended June 30, 2000 and 1999:

                                                   Three Months Ended June 30,                Six Months Ended June 30,
                                                     2000               1999                   2000               1999
                                              --------------------------------------    --------------------------------------
Doors                                                  33%                33%                    33%                34%
Specialty Building Materials                           26%                22%                    26%                22%
Lumber & Other Commodity Materials                     17%                14%                    17%                14%
Windows                                                14%                17%                    13%                17%
Mouldings                                              10%                14%                    11%                14%
                                              --------------------------------------    --------------------------------------
Total Net Product Sales                               100%               100%                   100%               100%
                                              ======================================    ======================================

On December 16, 1999, Crane Co. ("Crane") distributed to its stockholders (the "Spin-Off") all of the Company's outstanding common stock, par value $.01 per share (the "Common Stock"). Immediately after the Spin-Off, Huttig completed the acquisition of Rugby USA, Inc. ("Rugby") in exchange for 6,546 newly issued shares of Huttig common stock. Rugby is also a distributor of building materials. For its year ended December 31, 1999, Rugby's revenues were approximately $458,000.

Results from Operations

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

Net sales for the three months ended June 30, 2000 were $285,562, a 39% increase from the second quarter of 1999 when sales were $205,979. The increase is attributable to acquisitions completed during the second half of 1999, the largest of which was Rugby in December of 1999. Excluding sales attributable to acquisitions in 1999 and branches which were closed or are consolidating, same branch sales decreased by approximately 5% from the comparable prior year period. This decrease is primarily attributable to deflation in the commodity wood market which is believed to have negatively impacted sales in the second quarter of 2000 by approximately $12 million compared to last year.

Gross profit, as a percentage of net sales, was 20% for the three months ended June 30, 2000 and 1999, respectively.

Operating expenses were $44,923 in the second quarter of 2000 as compared to $31,409 in the second quarter of 1999. The increase is primarily attributable to costs associated with an increase in the size of the business resulting from the acquisitions that were completed during the second half of 1999. Included in operating expenses in the second quarter of 2000 are $500 of non-recurring costs related to the restructuring of the Company's operations and various integration costs associated with the acquisition of Rugby. Operating expenses, as a percentage of net sales, were flat during the comparable periods.

The Company reversed $1,056 of restructuring reserves in the second quarter of 2000 related to the restructuring plan that was initiated in December 1999 (see footnote 3). This reversal is attributable primarily to completing year to date restructuring activities at lower than expected costs and anticipated lower costs on remaining restructuring efforts. Management anticipates that the restructuring will be complete by the end of 2000.

Gains on disposal of assets increased $846 from the second quarter of 1999 to the second quarter of 2000. This increase is due primarily to gains from the sale of property resulting from the Company's restructuring efforts.

Net interest expense increased to $3,175 in the second quarter of 2000 from $1,920 in the same period of 1999. The increase is due primarily to higher average debt outstanding and the amortization of loan origination fees related to the refinancing of the Company's debt in April. Average debt outstanding is higher than the previous year due primarily to costs incurred for the Spin-Off, integration costs associated with the Rugby acquisition and costs associated with restructuring activities.

The Company recorded an extraordinary item of $508 related to the write-off of loan origination fees resulting from the April refinancing of substantially all of the Company's debt.

As a result of the foregoing factors, pretax income, excluding the extraordinary item, increased by $3,528, or 69%, to $8,673.

Income taxes were provided at effective tax rates of 38.0% and 37.6% for the quarters ended June 30, 2000 and 1999, respectively.

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

Net sales for the six months ended June 30, 2000 were $567,508, a 49% increase from the comparable period of 1999 when sales were $380,754. The increase is primarily attributable to acquisitions completed during the second half of 1999, the largest of which was Rugby in December of 1999. Excluding sales attributable to acquisitions in 1999 and branches which were closed or are consolidating, same branch sales were flat compared to the comparable prior year period. Deflation in the commodity wood market is believed to have negatively impacted year to date sales in 2000 by approximately $12 million compared to last year.

Gross profit, as a percentage of net sales, was 20% for the six months ended June 30, 2000 and 1999, respectively.

Operating expenses were $93,097 in the six months ended June 30, 2000 compared to $60,148 in 1999. The increase is primarily attributable to costs associated with an increase in the size of the business resulting from the acquisitions that were completed during the second half of 1999. Included in operating expenses in the first six months of 2000 are $5,500 of non-recurring costs related to the restructuring of the Company's operations and various integration costs associated with the acquisition of Rugby.

During the first six months of fiscal 2000, the Company recorded a net increase of $750 to the restructuring reserves related to the restructuring plan that was initiated in December 1999 (see footnote 3). This was recorded due to management's changes in estimate during the first and second quarters. Management anticipates that the restructuring will be complete by the end of 2000.

Gains on disposal of assets increased $5,944 from the first six months of 1999 to 2000. This increase is due primarily to gains from the sale of property resulting from the Company's restructuring and branch consolidation efforts.

Net interest expense increased to $5,405 in the six months ended June 30, 2000 from $3,853 in the same period of 1999. The increase is due primarily to higher average debt outstanding and the amortization of loan origination fees related to the refinancing of the Company's debt in April. Average debt outstanding is higher than the previous year due primarily to costs incurred for the Spin-Off, integration costs associated with the Rugby acquisition and costs associated with restructuring activities.

The Company recorded an extraordinary item of $508 related to the write-off of loan origination fees as a result of the April refinancing of substantially all of the Company's debt.

As a result of the foregoing factors, pretax income, excluding the extraordinary item, increased by $7,709, or 107%, to $14,882.

Income taxes were provided at effective tax rates of 39.0% and 38.0% for the six months ended June 30, 2000 and 1999, respectively. The Company anticipates that the overall effective rate for fiscal 2000 will be 38.5%.

Liquidity and Capital Resources

Huttig has depended primarily on the cash generated from its own operations to finance its needs. The combination of income from operations and cash generation from improved working capital management has been used to finance capital expenditures and seasonal working capital needs. The Company's working capital requirements are generally greatest in the first eight months of the year and generates cash from working capital reductions in the last four months of the year. Prior to the Spin-Off, to the extent internal funds generated were insufficient, Huttig borrowed from Crane and to the extent cash generated by Huttig was greater than current requirements, the cash was returned to Crane.

For the six months ended June 30, 2000, cash decreased by $587 compared to a decrease of $5,926 in the prior year comparable period. The $5,339 improvement was due primarily due to an increase in cash provided from operating activities and proceeds on the disposal of assets which was offset by a decrease in cash used for financing activities. During the second quarter of 2000, the Company refinanced $113,000 of the revolving credit facility that was previously held with Bank One.

As of August, 2000, the Company had commitments of approximately $1,000 for capital improvements.

Financing

At June 30, 2000 the Company had a $200,000 secured revolving credit facility with Chase Manhattan Bank as agent. The current rate on the facility is LIBOR plus 175 basis points. At June 30, 2000, the Company had outstanding, three interest rate swap contracts having a total notional amount of principal of $80,000. These swap contracts currently provide for a fixed weighted average rate of 8.9% on $80,000 of the Company's revolving credit borrowings. The remainder of the outstanding borrowings under the revolving credit agreement are at a floating rate of LIBOR plus 175 basis points.

As of August 8, the Company had $75,600 million of unused credit available under its revolving credit agreement with Chase Manhattan Bank.

The Company believes that cash, funds generated from operations and funds available under its new secured credit agreement will provide sufficient funds to meet its currently anticipated requirements.

Restructuring and Acquisition Activities

During the six months ended June 30, 2000 the Company recorded, as a result of changes in estimates, a net increase to the restructuring reserve of $750 for lease terminations, severance, inventory impairment and other costs associated with the closing and/or consolidation of Company distribution facilities. These changes in estimate are included in the cost of sales and operating expenses for the six months ended June 30, 2000.

The Company believes that closing duplicate Huttig and Rugby distribution centers and the former Rugby corporate office and executing other strategic initiatives resulting from the acquisition will, when completed, reduce the ongoing cost structure of the Company by an estimated $15 million annually. Rugby was acquired in December 1999.

Through July 31, 2000, Huttig completed the consolidation of 18 branches into eight locations in markets where the Rugby acquisition created duplicate facilities. The Company anticipates it will complete the consolidation of four more branches into two locations by the end of the year. The Company continues to service the markets where duplicate facilities were closed . The former Rugby headquarters in Alpharetta, GA was closed during the first quarter, with all job functions transferred either to Huttig's headquarters in St. Louis, MO or to other branches. In addition to the branch consolidations mentioned above, the Company closed a branch where it was not economically attractive to continue servicing that market. As a result of the consolidations and closures, the number of locations has been reduced from 76 at December 31, 1999 to 62 at July 31, 2000. Headcount decreased by 7% from 3,237 at December 31, 1999 to 3,023 at July 31, 2000.

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

ITEM 3--QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Huttig has exposure to market risk as it relates to effects of changes in interest rates. The Company had debt outstanding at June 30, 2000 under its revolving credit agreement of $115,600. At June 30, 2000, the Company had outstanding, three interest rate swap contracts having a total notional amount of principal of $80,000. These swap contracts currently provide for a fixed weighted average rate of 8.9% on $80,000 of the Company's revolving credit borrowings. The remainder of the outstanding borrowings under the revolving credit agreement are at a floating rate of LIBOR plus 175 basis points.

The Company is currently evaluating the impact that Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, will have on the financial statements. Huttig does not generate significant income from non-U.S. sources and accordingly, changes in foreign currency exchange rates do not generally have a direct effect on the Company's financial position. All transactions are denominated in U.S. dollars.

Huttig is subject to periodic fluctuations in the price of wood commodities. Profitability is influenced by these changes as prices change between the time Huttig buys and sells the wood. In addition, to the extent changes in interest rates affect the housing and remodeling market, Huttig would be affected by such changes.

                          PART II -- OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders:

The Company's Annual Meeting of Shareholders was held on April 10, 2000. At the Annual Meeting, the following Directors were elected for terms of office expiring in 2003:

                                   Votes For         Votes Withheld          Abstentions*         Broker Non-Votes*
                                  ----------         --------------          ------------         -----------------
Dorsey R. Gardner                 19,225,196             120,148                  0                      0
Robert E. Lambourne               19,215,632             129,712                  0                      0
James L.L. Tullis                 19,218,738              12,606                  0                      0

* Pursuant to the terms of the Proxy Statement for the Annual Meeting, proxies received were voted, unless authority was withheld, in favor of the election of the three directors named above.

After the Annual Meeting, the term of office as a director of the Company of each of the following directors continued: R. S. Evans, Alan S. Durant, Barry J. Kulpa, E. Thayer Bigelow, Jr., Richard S. Forte and Peter L. Young.

A proposal by the Board of Directors to approve the selection of Deloitte & Touche LLP as independent auditors for the Company for fiscal 2000 was approved by the shareholders at the Annual Meeting. The shareholders cast 19,261,770 votes in favor of this proposal and 64,084 votes against. There were 19,376 abstentions.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

Exhibit Number             Description
--------------        ----------------------------------------------------------------------------------------
   11.1               Statement Re: Computation of Earnings Per Share for the Three Months Ended June 30, 2000
   11.2               Statement Re: Computation of Earnings Per Share for the Six Months Ended June 30, 2000
   27                 Financial Data Schedule. (Filed herewith).

(b)  Reports on Form 8-K.

The Company filed no reports on Form 8-K during the quarter ended June 30, 2000.

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

                              HUTTIG BUILDING PRODUCTS, INC.
                              -----------------------------------------------
                              (Registrant)

Date:  August 11, 2000            /s/ Barry J.Kulpa
                              -------------------------------------------------
                              Barry J. Kulpa
                              President, Chief Executive Officer
                              And Director (Principal Executive Officer)

Date:  August 11, 2000            /s/ Kenneth E. Thompson
                              -------------------------------------------------
                              Kenneth E. Thompson
                              Acting Chief Financial Officer

Date:  August 11, 2000            /s/ Thomas S. McHugh
                              -------------------------------------------------
                              Thomas S. McHugh
                              Corporate Controller
                              (Principal Accounting Officer)

Exhibit 11.1  Statement re: computation of per share earnings for the three months ended June 30, 2000

                                                                             Three Months Ended June 30,
                                                                            2000                     1999
                                                                    ---------------------    ---------------------

Net income (in thousands) (numerator)                                         $ 4,880                  $ 3,213
                                                                    =====================    =====================


Computation of Basic Shares Outstanding (in thousands,
except per share amounts)
------------------------------------------------------

Weighted average number of basic shares outstanding (denominator)              20,588                   14,260
                                                                    =====================    =====================


Basic earnings per common share                                                $ 0.24                   $ 0.23
                                                                    =====================    =====================


Computation of Diluted Shares Outstanding (in thousands,
 except per share amounts)
--------------------------------------------------------

Weighted average number of basic shares outstanding                            20,588                   14,260

Common stock equivalents for diluted common shares outstanding                     18                        -
                                                                    ---------------------    ---------------------


Weighted average number of diluted shares outstanding (denominator)            20,606                   14,260
                                                                    =====================    =====================


Diluted earnings per common share                                              $ 0.24                   $ 0.23
                                                                    =====================    =====================

Exhibit 11.2  Statement re: computation of per share earnings for the six months ended June 30, 2000

                                                                              Six Months Ended June 30,
                                                                            2000                     1999
                                                                    ---------------------    ---------------------

Net income (in thousands) (numerator)                                         $ 8,575                  $ 4,445
                                                                    =====================    =====================

Computation of Basic Shares Outstanding (in thousands,
 except per share amounts)
-------------------------------------------------------


Weighted average number of basic shares outstanding (denominator)              20,579                   14,260
                                                                    =====================    =====================


Basic earnings per common share                                                $ 0.42                   $ 0.31
                                                                    =====================    =====================


Computation of Diluted Shares Outstanding (in thousands,
except per share amounts)
---------------------------------------------------------

Weighted average number of basic shares outstanding                            20,579                   14,260

Common stock equivalents for diluted common shares outstanding                      9                        -
                                                                    ---------------------    ---------------------


Weighted average number of diluted shares outstanding (denominator)            20,588                   14,260
                                                                    =====================    =====================


Diluted earnings per common share                                              $ 0.42                   $ 0.31
                                                                    =====================    =====================