Form 10-Q
period 2000-09-30
HUTTIG BUILDING PRODUCTS INC
filed 2000-11-14
CIK 1093082

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000 Commission file number 1-14982

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


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes [ X] No [ ]

    The number of shares of Common Stock outstanding on November 10, 2000 was 20,587,712 shares.

PART I.     FINANCIAL INFORMATION                                      Page No.

Item 1..Financial Statements

        Consolidated Balance Sheets as of September 30, 2000
        and December 31, 1999                                              3-4

        Consolidated Statements of Income for the three and nine months
        ended  September 30, 2000 and 1999                                   5

        Consolidated  Statement  of  Shareholders'  Equity for the three
        and nine months ended September 30, 2000 and 1999                    6

        Consolidated Statements of Cash Flows for the nine months ended
        September 30, 2000 and 1999                                          7

        Notes to Consolidated Financial Statements.                        8-9

Item 2..Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                          9-12

Item 3...Quantitative and Qualitative Disclosures about Market Risk       12-13


PART II.   OTHER INFORMATION

Item 6...Exhibits and Reports on Form 8-K                                 13-15

                 HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                        (In Thousands, Except Share Data)
                                                                                             Sept. 30,           Dec. 31
                                                                                                2000              1999
                                                                                            (unaudited)
                                                                                           ---------------    --------------
ASSETS

CURRENT ASSETS
    Cash                                                                                           $9,597            $6,794
    Accounts Receivable, net                                                                      111,361           116,602
    Inventories                                                                                    78,680            78,133
    Prepaid Expenses                                                                                1,989             2,788
    Deferred tax asset                                                                                  -             1,247
                                                                                           ---------------    --------------
       Total current assets                                                                        201,627           205,564
                                                                                           ---------------    --------------
 PROPERTY, PLANT AND EQUIPMENT
At cost:
    Land                                                                                            6,724             7,324
    Buildings and improvements                                                                     33,583            36,660
    Machinery and equipment                                                                        29,537            28,764
                                                                                           ---------------    --------------
      Gross property, plant and equipment                                                          69,844            72,748
    Less accumulated depreciation                                                                  31,939            33,207
                                                                                           ---------------    --------------
      Property, plant and equipment - net                                                          37,905            39,541
                                                                                           ---------------    --------------

OTHER ASSETS:
    Costs in excess of net assets acquired, net                                                    37,151            38,952
    Other                                                                                           5,382             3,656
    Deferred income taxes                                                                          12,198            13,638
                                                                                           ---------------    --------------
      Total other assets                                                                           54,731            56,246
                                                                                           ---------------    --------------
TOTAL                                                                                            $294,263          $301,351
                                                                                           ===============    ==============


                 see notes to consolidated financial statements

                 HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                        (In Thousands, Except Share Data)

                                                                                             Sept. 30,           Dec. 31
                                                                                                2000              1999
                                                                                            (unaudited)
                                                                                           ---------------    --------------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Current maturities of long-term debt                                                             $263              $263
    Accounts payable - trade and collections as agents                                             82,618            72,478
    Income taxes payable                                                                            4,017             5,254
    Accrued payrolls                                                                                8,962             9,226
    Accured insurance                                                                               2,496             6,164
    Accrued liabilities                                                                            10,474            15,959
    Deferred Tax Liability                                                                            705                 -
                                                                                           ---------------    --------------
       Total current liabilities                                                                   109,535           109,344
                                                                                           ---------------    --------------

NON-CURRENT LIABILITIES
    Other long-term debt                                                                          101,920           121,817
    Accrued postretirement benefits                                                                 1,864             2,089
    Deferred credit                                                                                     -               798
                                                                                           ---------------    --------------
       Total non-current liabilities                                                               103,784           124,704
                                                                                           ---------------    --------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
    Preferred shares; $.01 par (5,000,000 shares authorized)
      Common shares; At Sept. 30, 2000 - $.01 par (50,000,000 shares authorized -
      20,866,145 shares issued); at December 31, 1999 - no par value (50,000,000
      shares authorized - 20,797,812 shares issued)                                                   209               208
    Additional paid-in capital on common stock                                                     33,353            33,051
    Retained Earnings                                                                              49,001            35,438
    Unearned compensation - restricted stock                                                         (488)             (263)
    Less: Treasury shares (278,433 shares at cost)                                                 (1,131)           (1,131)
                                                                                           ---------------    --------------
        Total shareholders' equity                                                                  80,944            67,303
                                                                                           ---------------    --------------
  TOTAL                                                                                           $294,263          $301,351
                                                                                           ===============    ==============

                 see notes to consolidated financial statements

                 HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30
                                   (UNAUDITED)

                    (In Thousands, Except Per Share Amounts)
                                                                 Three Months   Ended Sept 30,     Nine Months   Ended Sept 30,
                                                                   2000              1999             2000            1999
                                                               --------------   ---------------  ---------------   -----------
NET SALES                                                          $ 278,244         $ 214,160        $ 845,753     $ 594,914
                                                               --------------   ---------------  ---------------   -----------

OPERATING COSTS AND EXPENSES:
  Cost of sales                                                      220,286           171,613          676,380       477,117
  Operating expenses                                                  45,224            32,631          138,322        92,778
  Depreciation and amortization                                        1,652             1,648            5,141         4,954
  Restructuring provision                                                  -                 -              261             -
  Loss (gain) on disposal of capital assets                               (1)               (1)          (5,720)          224
                                                               --------------   ---------------  ---------------   -----------
              Total operating costs and expenses                      267,162           205,890          814,385       575,074
                                                               --------------   ---------------  ---------------   -----------
  OPERATING PROFIT                                                     11,082             8,269           31,368        19,840
                                                               --------------   ---------------  ---------------   -----------

OTHER INCOME (EXPENSE):
  Interest expense - Crane                                                 -             1,904                -         5,691
  Interest expense, net                                                3,047                33            8,449            98
  Other miscellaneous - net                                                -               (23)               -           523
                                                               --------------   ---------------  ---------------   -----------
            Total other expense - net                                   3,047             1,914            8,449         6,312

INCOME BEFORE TAXES                                                    8,035             6,355           22,919        13,527
PROVISION FOR INCOME TAXES                                             3,045             2,347            8,848         5,074
                                                               --------------   ---------------  ---------------   -----------

INCOME BEFORE EXTRAORDINARY ITEM                                       4,990             4,008           14,071         8,453
  Extraordinary item (less applicable income taxes of $309)                -                 -              508             -
                                                               --------------   ---------------  ---------------   -----------

NET INCOME                                                           $ 4,990           $ 4,008         $ 13,563       $ 8,453
                                                               ==============   ===============  ===============   ===========


NET INCOME PER BASIC SHARE BEFORE EXTRAORDINARY ITEM                  $ 0.24            $ 0.28           $ 0.68        $ 0.59
LOSS PER SHARE FROM EXTRAORDINARY ITEM                                     -                 -            (0.02)            -
NET INCOME PER BASIC SHARE                                            $ 0.24            $ 0.28           $ 0.66        $ 0.59
AVERAGE BASIC SHARES OUTSTANDING (Thousands)                          20,588            14,260           20,582        14,260

NET INCOME PER DILUTED SHARE                                          $ 0.24            $ 0.28           $ 0.68        $ 0.59
LOSS PER SHARE FROM EXTRAORDINARY ITEM                                     -                 -            (0.02)            -
NET INCOME PER DILUTED SHARE                                          $ 0.24            $ 0.28           $ 0.66        $ 0.59
AVERAGE DILUTED SHARES OUTSTANDING (Thousands)                        20,617            14,260           20,599        14,260


             see notes to consolidated financial statements

                 HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                 (In Thousands)


                        Common Shares        Additional                              Unearned          Treasury            Total
                        Outstanding,           Paid-In            Retained         Compensation-       Shares,         Shareholders'
                        at Par Value           Capital            Earnings        Restricted Stock     at Cost            Equity
                     ------------------  ------------------  ------------------  ------------------   ------------   ---------------
Balance at
December 31, 1998           $ 10               $ 746               $40,699                                              $ 41,455

Net Income                                                           8,453                                                 8,453

Dividends                                                          (13,725)                                              (13,725)
                      ------------------  ------------------  ------------------  ------------------  -------------   --------------

Balance at
September 30, 1999           $ 10               $ 746               $35,427                                             $ 36,183
                      ==================  ==================  ==================  ==================  =============   =============


Balance at
December 31, 1999           $ 208            $ 33,051            $ 35,438              $ (263)          $(1,131)        $ 67,303

Net Income                                                         13,563                                                 13,563

Restricted stock
issued,net of
amortization expense            1                 302                (225)                                                    78
                       ------------------  ------------------  ------------------  ------------------  -------------  --------------

Balance at
September 30, 2000          $ 209            $ 33,353            $ 49,001              $ (488)          $(1,131)         $ 80,944
                       ==================  ==================  ==================  ==================  =============  ==============

                 see notes to consolidated financial statements

                 HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                 (In Thousands)

                                                                                 Nine Months Ended September 30
                                                                                   2000                  1999
                                                                             -----------------     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                                                      $ 13,563               $ 8,453
     (Gain) Loss on disposal of capital assets                                         (5,720)                  224
     Depreciation                                                                       3,226                 2,632
     Amortization                                                                       2,162                 2,229
     Deferred Taxes                                                                     2,687                   666
     Accrued postretirement benefits                                                     (225)                  354
     Changes in operating assets and liabilities
       (exclusive of acquisitions):
          Accounts receivable                                                           5,241               (10,708)
          Inventories                                                                  (1,702)               (8,934)
          Other current assets                                                            878                   (27)
          Accounts payable                                                             10,215                (4,022)
          Accrued liabilities                                                         (10,115)               (8,886)
          Other                                                                        (1,989)                 (125)
                                                                             -----------------     -----------------
                Total cash provided (used) from operating activities                   18,221               (18,144)
                                                                             -----------------     -----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                              (3,946)               (7,029)
     Proceeds from disposition of capital assets                                        8,425                 2,363
     Cash used for Cherokee acquisition                                                                      (2,000)
                                                                             -----------------     -----------------
                  Total cash provided (used) from investing activities                  4,479                (6,666)
                                                                             -----------------     -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of long-term debt                                                         (197)                 (254)
     Repayment of revolving credit agreement                                          (19,700)                    -
     Borrowings from Crane                                                                  -                33,369
     Cash dividend paid to Crane                                                            -               (13,725)
                                                                             -----------------     -----------------
                Total cash provided (used) from financing activities                  (19,897)               19,390
                                                                             -----------------     -----------------
NET INCREASE (DECREASE) IN CASH                                                         2,803                (5,420)
CASH, BEGINNING OF PERIOD                                                               6,794                 9,423
                                                                             -----------------     -----------------
 CASH, END OF PERIOD                                                                   $ 9,597               $ 4,003
                                                                             =================     =================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Interest paid, net                                                               $ 6,465               $ 5,746
                                                                             =================     =================
     Income taxes paid, net                                                           $ 6,386               $ 3,984
                                                                             =================     =================

                 see notes to consolidated financial statements

                 HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)
                                 (In Thousands)

1........BASIS OF PRESENTATION

The consolidated financial statements included herein have been prepared by Huttig Building Products, Inc. (the "Company" or "Huttig") on a consolidated basis, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the information presented not misleading. It is recommended that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K. This financial information reflects, in the opinion of management, all adjustments necessary to present fairly the results for the interim periods.

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

The activity in the restructuring reserve for the nine months ended September 30, 2000 is summarized as follows:

                                                     Inventory            Lease           Workforce
                                                    Impairments        Terminations       Reduction       Other            Total
                                                   ---------------   -----------------   ------------   -----------    ------------
Balance at December 31, 1999                              $ 2,210             $ 1,752          $ 494        $ 829       $ 5,285
Plus: Additional charges                                      573                  70            373          790         1,806
Less: Reversals                                                84                 554            156          262         1,056
Less: Costs incurred                                        1,990               1,008            371          982         4,351
                                                   ---------------   -----------------   ------------   ------------   ------------
Balance at September 30, 2000                               $ 709               $ 260          $ 340         $ 375       $ 1,684
                                                   ===============   =================   ============   =============  ============

In December 1999 the Company established a reserve for costs expected to be incurred in connection with the acquisition of Rugby USA, Inc. ("Rugby"). The acquisition of Rugby was accounted for by the purchase method and, accordingly, this reserve was included in the allocation of the acquisition costs.

The activity in this reserve for the nine months ended September 30, 2000 is summarized as follows:

                                                     Inventory            Lease           Workforce
                                                    Impairments        Terminations       Reduction          Other       Total
                                                   ---------------   -----------------   ------------   ------------   -----------
Balance at December 31, 1999                              $ 1,001             $ 2,150          $ 591         $ 965     $ 4,707
Plus/Minus: Changes in estimate                               706              (1,250)         1,175           616       1,247
Less: Costs incurred                                        1,107                 627          1,054         1,218       4,006
                                                   ---------------   -----------------   ------------   ------------   -----------
Balance at September 30, 2000                               $ 600               $ 273          $ 712         $ 363     $ 1,948
                                                   ===============   =================   ============   ============   ===========

During the first quarter and third quarter, the Company revised its estimate of the costs expected to be incurred in connection with the Rugby acquisition. This resulted in an increase to the reserve and a reallocation of the acquisition cost. As a result, the previously reported deferred credit balance of $798 at December 31, 1999 was reduced to zero and assets increased by $448.

3.  DEBT

Debt consisted of the following at September 30, 2000 and December 31, 1999:

                                                September 30,   December 31,
                                                  2000               1999
                                              --------------    ---------------
Revolving credit agreements                       $ 101,000          $ 120,700
Capital lease obligations                             1,029              1,108
Industrial revenue bond                                 154                272
                                              --------------    ---------------
     Total debt                                     102,183            122,080
Less: current portion                                   263                263
                                              --------------    ---------------
Long-term debt                                    $ 101,920          $ 121,817
                                              ==============    ===============

At September 30, 2000, the Company had three interest rate swap contracts with a total notional principal amount of $80,000. These swap contracts currently provide for a fixed weighted average rate of 8.9% on $80,000 of the Company's revolving credit borrowings. The interest rate on the remainder of the outstanding borrowings under the revolving credit agreement is equal to a floating rate of LIBOR plus 175 basis points.

Huttig will adopt SFAS 133 and the corresponding amendments under SFAS 138 on January 1, 2001. The Company is in the process of evaluating the impact of adopting SFAS 133 but at this time, it is not expected to have a material impact on the Company's consolidated results of operations, financial position or cash flows.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Huttig Building Products, Inc. is one of the largest domestic distributors of building materials that are used principally in new residential construction and in home improvement, remodeling and repair work. Its products are distributed through 62 distribution centers serving 45 states, principally to building materials dealers (who, in turn, supply the end-user), directly to professional builders and large contractors, and to home centers, national buying groups and industrial and manufactured housing builders. The Company's American Pine Products manufacturing facility, located in Prineville, Oregon, produces softwood moldings. Currently, approximately 30% of American Pine's sales are to Huttig's distribution centers.

The following table sets forth the Company's sales, by product classification as a percentage of net sales, for the three and nine months ended September 30, 2000 and 1999:

                                        Three Months Ended September 30,         Nine Months Ended September 30,
                                           2000                1999                  2000             1999
                                       --------------      -------------        --------------   ------------
Doors                                       33%                 33%                   33%             34%
Specialty Building Materials                27%                 22%                   26%             22%
Lumber & Other Commodity Materials          16%                 14%                   18%             14%
Windows                                     14%                 18%                   13%             17%
Mouldings                                   10%                 13%                   10%             13%
                                       --------------      -------------        --------------    -----------
Total Net Product Sales                     100%                100%                  100%            100%
                                       ==============      =============        ==============    ===========

On December 16, 1999, Crane Co. ("Crane") distributed to its stockholders (the "Spin-Off") all of the Company's outstanding common stock, par value $.01 per share (the "Common Stock"). Immediately after the Spin-Off, Huttig completed the acquisition of Rugby USA, Inc. ("Rugby") in exchange for 6.5 million newly issued shares of Huttig common stock. Rugby was also a distributor of building materials. For its year ended December 31, 1999, Rugby's revenues were approximately $458,000.

Results from Operations

Three Months Ended September 30, 2000 Compared to
Three Months Ended September 30, 1999

Net sales for the three months ended September 30, 2000 were $278,244, a 30% increase from the third quarter of 1999 when sales were $214,160. The increase is attributable to acquisitions completed during the second half of 1999, the largest of which was Rugby in December of 1999. Excluding sales attributable to acquisitions in 1999 and branches which closed or were consolidated with other branches, same branch sales decreased by approximately 13% or $24 million from the comparable prior year period. This decrease is primarily attributable to deflation in the commodity wood market, which is believed to have negatively impacted sales in the third quarter of 2000 by approximately $15,000 compared to the third quarter of last year.

Gross profit, as a percentage of net sales, increased to 21% for the three months ended September 30, 2000 compared to 20% for the three months ended September 30 1999.

Operating expenses were $45,224 in the third quarter of 2000 compared to $32,631 in the third quarter of 1999. The increase is primarily attributable to costs associated with an increase in the size of the business resulting from the acquisitions that were completed during the second half of 1999. Included in operating expenses in the third quarter of 2000 are $657 of non-recurring costs related to the restructuring of the Company's operations and various integration costs associated with the acquisition of Rugby. Operating expenses, as a percentage of net sales, were flat during the comparable periods.

Net interest expense increased to $3,047 in the third quarter of 2000 from $1,937 in the same period of 1999. The increase is due primarily to higher average debt outstanding. Average debt outstanding is higher than the previous year due primarily to costs incurred for the Spin-Off, integration costs associated with the Rugby acquisition and costs associated with restructuring activities.

As a result of the foregoing factors, pretax income, increased by $1,680, or 26%, to $8,035.

Income taxes were provided at effective tax rates of 38% and 37% for the quarters ended September 30, 2000 and 1999, respectively.

Nine Months Ended September 30, 2000 Compared to
Nine Months Ended September 30, 1999

Net sales for the nine months ended September 30, 2000 were $845,753 a 42% increase from the comparable period of 1999 when sales were $594,914. The increase is primarily attributable to acquisitions completed during the second half of 1999, the largest of which was Rugby in December of 1999. Excluding sales attributable to acquisitions in 1999 and branches which were closed or consolidated with other branches, same branch sales were 5% or $25 million lower compared to the comparable prior year period. Deflation in the commodity wood market is believed to have negatively impacted year to date sales in 2000 by approximately $27,000 compared to last year.

Gross profit, as a percentage of net sales, was 20% for the nine months ended September 30, 2000 and 1999, respectively.

Operating expenses were $138,322 in the nine months ended September 30, 2000 compared to $92,778 in the comparable period of 1999. The increase is primarily attributable to costs associated with an increase in the size of the business resulting from the acquisitions that were completed during the second half of 1999. Included in operating expenses in the first nine months of 2000 are $6,200 of non-recurring costs related to the restructuring of the Company's operations and various integration costs associated with the acquisition of Rugby.

During the first nine months of fiscal 2000, the Company recorded a net increase of $750 to the restructuring reserves related to the restructuring plan that was initiated in December 1999 (see footnote 2). This was recorded due to changes in management's estimate of the restructuring costs. Management anticipates that the restructuring activities will be complete by the end of 2000.

Gains on disposal of assets were $5,720 during the first nine months of 2000. This gain is due primarily to gains from the sale of property in connection with the Company's restructuring and branch consolidation efforts.

Net interest expense increased to $8,449 in the nine months ended September 30, 2000 from $5,789 in the same period of 1999. The increase is due primarily to higher average debt outstanding and the amortization of loan origination fees related to the refinancing of the Company's debt in April 2000. Average debt outstanding is higher than the previous year due primarily to costs incurred for the Spin-Off, integration costs associated with the Rugby acquisition and costs associated with restructuring activities.

The Company recorded an extraordinary item of $508, net of tax, related to the write-off of loan origination fees as a result of refinancing in April 2000 of substantially all of the Company's debt.

As a result of the foregoing factors, pretax income, excluding the extraordinary item, increased by $9,392, or 69%, to $22,919.

Income taxes were provided at effective tax rates of 39% and 38% for the nine months ended September 30, 2000 and 1999, respectively. The Company anticipates that the overall effective tax rate for fiscal 2000 will be 39%.

Liquidity and Capital Resources

Huttig has depended primarily on the cash generated from its own operations to finance its needs. The combination of income from operations and cash generation from improved working capital management has been used to finance capital expenditures and seasonal working capital needs. The Company's working capital requirements are generally greatest in the first eight months of the year and the Company typically generates cash from working capital reductions in the last four months of the year. Prior to the Spin-Off, to the extent internal funds generated were insufficient, Huttig borrowed from Crane and to the extent cash generated by Huttig was greater than current requirements, the cash was returned to Crane.

For the nine months ended September 30, 2000, cash increased by $2,803 compared to a decrease of $5,420 in the prior year comparable period. The $8,223 improvement was due primarily due to an increase in cash provided from operating activities and proceeds from the disposal of assets which was offset by a decrease in cash used for financing activities. During the second quarter of 2000, the Company refinanced $113,000 of the revolving credit facility that was previously held with Bank One.

As of November, 2000, the Company had commitments of approximately $1,000 for capital improvements.

Financing

At September 30, 2000 the Company had a $200,000 secured revolving credit facility with Chase Manhattan Bank as agent. At September 30, 2000, the Company had outstanding, three interest rate swap contracts having a total notional amount of principal of $80,000. These swap contracts currently provide for a fixed weighted average rate of 8.9% on $80,000 of the Company's revolving credit borrowings. The interest rate on the remainder of the outstanding borrowings under the revolving credit agreement is a floating rate equal to LIBOR plus 175 basis points.

As of November 10, the Company had $88,800 of unused credit available under its revolving credit agreement with Chase Manhattan Bank.

The Company believes that cash, funds generated from operations and funds available under its new secured credit agreement will provide sufficient funds to meet its currently anticipated requirements.

Restructuring and Acquisition Activities

During the nine months ended September 30, 2000 the Company recorded, as a result of changes in estimates, a net increase to the restructuring reserve of $750 for lease terminations, severance, inventory impairment and other costs associated with the closing and/or consolidation of the Company's distribution facilities. These changes in estimates are included in the cost of sales and operating expenses for the nine months ended September 30, 2000.

The Company believes that closing overlapping Huttig and Rugby distribution centers and the former Rugby corporate office and executing other strategic initiatives resulting from the acquisition will, when completed, reduce the ongoing cost structure of the Company by an estimated $15 million annually. Rugby was acquired in December 1999.

Through September 30, 2000, Huttig completed the consolidation of 18 branches\into eight locations in markets where the Rugby acquisition created overlapping facilities. The Company continues to service the markets where overlapping facilities were closed. The former Rugby headquarters in Alpharetta, GA was closed during the first quarter, with all job functions transferred either to Huttig's headquarters in St. Louis, MO or to other branches. In addition to the branch consolidations mentioned above, the Company closed a branch where it was not economically attractive to continue servicing that market. As a result of the consolidations and closures, the number of locations has been reduced from 76 at December 31, 1999 to 62 at September 30, 2000. The number of employees decreased by 9% from 3,237 at December 31, 1999 to 2,950 at September 30, 2000.

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

Huttig's first quarter and, to a lesser extent, its fourth quarter revenues are typically adversely affected by winter construction cycles and weather patterns in colder climates as the level of activity in the new construction and home improvement markets decreases. Because much of Huttig's overhead and expense remains relatively fixed throughout the year, its profits also tend to be lower during the first and fourth quarters. The effects of winter weather patterns on Huttig's business are offset somewhat by the increase in residential construction activity during the same period in the deep South, Southwest and Southern California markets in which Huttig participates. It is expected that these seasonal variations will continue in the future.

Environmental Regulation

Huttig is subject to federal, state and local environmental laws and regulations. Huttig has been identified as a potentially responsible party in connection with the clean up of contamination at two sites. In addition, some of Huttig's distribution centers are located in areas of current or former industrial activity where environmental contamination may have occurred, and for which Huttig, among others, could be held responsible. Huttig does not believe that its contribution to the clean up of the two sites will be material or that there are any material environmental liabilities at any of its distribution center locations. Huttig believes that it is in compliance with applicable laws and regulations regulating the discharge of hazardous substances into the environment. However, there can be no assurance that future environmental liabilities will not have a material adverse effect on Huttig's financial condition or results of operations.

Year 2000

Huttig successfully completed its Year 2000 remediation plan in the fall of 1999. The plan included assessment of business critical systems and the upgrade or replacement of those systems that were determined to be Year 2000 affected. Also completed was an assessment of the Year 2000 readiness of key vendors and customers. As of November, 2000, Huttig has experienced no significant problems as a result of the Year 2000 date change and, based upon testing and system validation studies conducted in 1999, management does not foresee any significant future problems or costs related to the Year 2000 millennium date change. However, it is possible that problems have gone undetected, or that other dates in the year 2000 may further affect computer software and systems. The Company is currently unable to assess completely whether its products, internal computer systems, or the operation of its software or the software of third parties contains errors or faults with respect to the Year 2000. Unknown errors or defects that affect the operation of the Company's software and systems or those of third parties could result in a delay or loss of revenue, interruption of services, cancellation of customer contracts, diversion of development resources, damage to reputation, increased service and warranty costs and litigation costs, any of which could harm the Company's business.

Cautionary Statement

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

ITEM 3--QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Huttig has exposure to market risk as it relates to effects of changes in interest rates. The Company had debt outstanding at September 30, 2000 under its revolving credit agreement of $101,000. At September 30, 2000, the Company had three interest rate swap contracts having a total notional principal amount of $80,000. These swap contracts currently provide for a fixed weighted average rate of 8.9% on $80,000 of the Company's revolving credit borrowings. The interest rate on the remainder of the outstanding borrowings under the revolving credit agreement is a floating rate equal to LIBOR plus 175 basis points.

Huttig will adopt SFAS 133 and the corresponding amendments under SFAS 138 on January 1, 2001. The Company is in the process of evaluating the impact of adopting SFAS 133 but at this time, it is not expected to have a material impact on the company's consolidated results of operations, financial position or cash flows.

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

                          PART II -- OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

Exhibit Number             Description

11.1 Statement Re: Computation of Earnings Per Share for the Three Months Ended September 30, 2000
11.2 Statement Re: Computation of Earnings Per Share for the Nine Months Ended September 30, 2000
27                         Financial Data Schedule. (Filed herewith).

(b)  Reports on Form 8-K.

On September 1, 2000 the Company filed a Form 8-K with the Securities and Exchange Commission pursuant to Item 5 of Form 8-K to report the termination of a distribution agreement with Andersen Windows, one of its vendors.

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

                              HUTTIG BUILDING PRODUCTS, INC.
                              -----------------------------------------------
                              (Registrant)

Date: November 13, 2000      /s/ Barry J.Kulpa

                              -----------------------------------------------
                              Barry J. Kulpa
                              President, Chief Executive Officer
                              And Director (Principal Executive Officer)

Date: November 13,2000       /s/ Kenneth E. Thompson

                              -----------------------------------------------
                              Kenneth E. Thompson
                              Chief Financial Officer

Date: November 13, 2000      /s/ Thomas S. McHugh

                            -------------------------------------------------
                              Thomas S. McHugh
                              Corporate Controller
                              (Principal Accounting Officer)

Exhibit 11.1 Statement re: computation of per share earnings for the three months ended September 30, 2000




                                                Three Months Ended September 30,
                                                       2000               1999
                                                    ---------         ----------

Net income (in thousands) (numerator)                $ 4,990            $ 4,008
                                                    =========         ==========

Computation of Basic Shares Outstanding
(in thousands, except per share amounts)
----------------------------------------

Weighted average number of basic shares
outstanding (denominator)                              20,588            14,260
                                                    ==========         =========

Basic earnings per common share                       $ 0.24             $ 0.28
                                                    ==========         =========
Computation of Diluted Shares Outstanding
(in thousands, except per share amounts)
-----------------------------------------

Weighted average number of basic shares
outstanding                                            20,588            14,260

Common stock equivalents
for diluted common shares outstanding                      29                 -
                                                     ---------        ----------

Weighted average number of diluted shares
outstanding (denominator)                              20,617            14,260
                                                     ==========        =========

Diluted earnings per common share                      $ 0.24            $ 0.28
                                                     ==========        =========

Exhibit 11.2  Statement re: computation of per share earnings for the nine months ended September 30, 2000
                                                 Nine Months Ended September 30,
                                                       2000               1999
                                                    ---------         ----------

Net income (in thousands) (numerator)               $ 13,563            $ 8,453
                                                    =========         ==========

Computation of Basic Shares Outstanding
(in thousands, except per share amounts)
----------------------------------------

Weighted average number of basic shares
outstanding (denominator)                              20,582            14,260
                                                    ==========         =========

Basic earnings per common share                       $ 0.66             $ 0.59
                                                    ==========         =========
Computation of Diluted Shares Outstanding
(in thousands, except per share amounts)
-----------------------------------------

Weighted average number of basic shares
outstanding                                            20,582            14,260

Common stock equivalents
for diluted common shares outstanding                      29                 -
                                                     ---------        ----------

Weighted average number of diluted shares
outstanding (denominator)                              20,599            14,260
                                                     ==========        =========

Diluted earnings per common share                      $ 0.66            $ 0.59
                                                     ==========        =========