Form 10-K
period 2000-12-31
HUTTIG BUILDING PRODUCTS INC
filed 2001-03-23
CIK 1093082

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000 COMMISSION FILE NUMBER 1-14982

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes [ X ] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the Common Stock held by non-affiliates of the registrant as of February 23, 2001 was approximately $63,975,902.

    The number of shares of Common Stock outstanding on February 23,2001 was 20,583,219 shares.

    Documents incorporated by reference:

Portions of the Proxy Statement for the 2001 Annual Meeting of Shareholders
                                                                        Part III

                                     PART I

ITEM 1--BUSINESS

GENERAL

    Huttig Building Products, Inc. ("Huttig" or the "Company") is one of the largest domestic distributors of building materials that are used principally in new residential construction and in home improvement, remodeling and repair work. Its products are distributed through 62 distribution centers serving 45 states, principally to building materials dealers (who, in turn, supply the end-user), directly to professional builders and large contractors, and to home centers, national buying groups, industrial and manufactured housing builders. The Company's American Pine Products manufacturing facility, located in Prineville, Oregon, produces softwood mouldings. Approximately 30% of its sales are to Huttig's distribution centers.

    On December 16, 1999, Crane Co. ("Crane") distributed to its stockholders (the "Spin-Off") all of the Company's outstanding common stock, par value $.01 per share (the "Common Stock"). Immediately after the Spin-Off, Huttig completed the acquisition of Rugby USA, Inc. ("Rugby") in exchange for 6,546,424 newly issued shares of Huttig Common Stock. Rugby is also a distributor of building materials. In this Annual Report on Form 10-K, "Huttig" refers to Huttig Building Products, Inc. and its subsidiaries and predecessors, including Rugby USA, unless the context indicates otherwise.

INDUSTRY TRENDS

    The building materials distribution industry is characterized by its substantial size, highly fragmented ownership structure and dependence on the cyclical and seasonal home building industry.

    New housing starts in the U.S. in 2000 approximated 1.6 million based on data from F.W. Dodge, including 1.3 million single family residences. Approximately 74% of single family new construction in 2000 occurred in markets served by Huttig's distribution centers. According to the U.S. Department of Commerce, total spending on U.S. new residential construction in 2000 was $255 billion. Huttig estimates that aggregate expenditures for residential repair and remodeling were an additional $148 billion. Huttig believes that sales of windows, doors and other millwork accounted for approximately $16 billion in 2000.

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

PRODUCTS

    Each of the Company's distribution centers carries a variety of products that vary by location. Huttig's principal products are doors, windows, mouldings, specialty building materials such as housewrap, stair parts, engineered wood products, branded roofing and insulation and lumber and other commodity building products.

    The following table sets forth information regarding the percentage of net sales represented by the specified categories of total products sold by Huttig's distribution centers during each of the last three fiscal years. While it is believed that the percentages included in the table generally indicate the mix of Huttig's sales by category of product, the specific percentages are affected year-to-year by changes in the prices of commodity wood products, as well as changes in unit volumes sold. In addition, Rugby's sales are included in 1999 for only 14 days. As a result, 1999 product mix is not indicative of the mix that would result from including a full year of Rugby's sales.

                                                    2000       1999       1998
                                                    ----       ----       ----
     Doors..............................            34%        34%         37%
     Specialty Building Materials.......            26%        21%         20%
     Windows............................            18%        17%         19%
     Lumber and Other Commodity Products            12%        15%         12%
     Mouldings..........................            10%        13%         12%

    The Company's sales of doors totaled $364.8 million in 2000 versus $272.2 million in 1999 including both interior and exterior doors and pre-hung door units. Huttig sells wood, steel and composite doors from various branded manufacturers such as Therma-Tru(R) and Premdor(R) as well as providing value-priced unbranded products. The pre-hanging of a door within its frame is a value-added service that Huttig provides, allowing an installer to quickly place the unit in the house opening. In addition, the Company also assembles many exterior doors with added sidelites and transoms, also value-added services and products. To meet the increasing demand for pre-hung doors, Huttig invested $3.0 million in state-of-the-art equipment during 1999 and 2000 which allowed it to increase its capacity by approximately 30%.

    Sales of specialty building materials were $279.1 million in 2000 versus $169.8 million in 1999. Included in this category are products differentiated through branding or value-added characteristics. Branded products include Tyvek(R) and Typar(R) housewrap, L. J. Smith Stair Systems(R), Simpson Strong-Tie(R) connectors and Owens Corning(R) roofing and insulation. Also included in specialty sales are trusses, wall panels and engineered wood products such as floor systems assembled in Huttig's facility in Topeka, Kansas serving the eastern Kansas and western Missouri markets.

    Window sales amounted to $193.1 million in 2000 versus $138.7 million in 1999 and included shipments of wood, vinyl-clad, vinyl and aluminum windows from branded manufacturers such as Caradco(R), and Weather Shield(R) as well as unbranded products. In October 2000, the Company stopped distributing Andersen(R) trademarked products. Andersen(R) windows, which were sold to dealers through 12 of the Company's distribution centers, accounted for approximately $63.8 million and $79.7 million of Huttig's window sales in 2000 and 1999, respectively. Huttig is working to expand the depth of its offerings of windows to include a wider range of quality and price to better serve the Company's customer.

    Sales of lumber and other commodity building products were $128.7 million in 2000 versus $119.9 million in 1999. Growth of Huttig's lumber sales has resulted primarily from its acquisition of Mallco Lumber Company in Phoenix in 1997 and the acquisition of certain assets of and assumption of certain liabilities of Consolidated Lumber Company, Inc. in Kansas City in 1998. These acquisitions reflect Huttig's strategy to provide builders with the capability to purchase a house's framing and millwork package of products from one source and have each component delivered when needed. Other commodity building products include drywall, metal vents, siding, nails and other miscellaneous hardware.

    Moulding sales, including door jambs, door and window frames, and decorative ceiling, chair and floor moulding, were $107.2 million in 2000 versus $99.7 million 1999. The majority of these sales were made by American Pine Products, a wholly owned subsidiary. Profitability of this highly competitive, commodity-priced product depends upon efficient plant operations, rapid inventory turnover and quick reaction to changing market conditions. Mouldings are a necessary complementary product line to doors and windows as part of a house's millwork package.

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

PURCHASING

    Huttig negotiates with its major vendors on a company-wide basis to obtain favorable pricing, volume discounts and other beneficial purchase terms. A majority of the Company's purchases are made from suppliers offering payment, discount and volume purchase programs. Distribution center managers are responsible for inventory selection and ordering on terms negotiated centrally. This approach allows Huttig's distribution centers to remain responsive to local market demand, while still maximizing purchasing leverage through volume orders. Distribution center managers are also responsible for inventory management at their respective locations.

    Huttig is a party to distribution agreements with certain vendors on an exclusive or non-exclusive basis, depending on the product and the territory involved. The Company's distributorships generally are terminable at any time by either party, in some cases without notice, and otherwise on notice ranging up to 60 days.

CUSTOMERS

    Building materials dealers represent the Company's single largest customer group. Despite the advent of the home center chains and the trend toward consolidation of dealers and increased direct participation in wholesale distribution by some building materials manufacturers, the Company believes that the wholesale distribution business continues to provide opportunities for increased sales. Huttig is targeting home centers for sales of fill-in and specialty products. In addition, some manufacturers are seeking to outsource the marketing function for their products, a role that Huttig, as a large, financially stable distributor, is well positioned to fill. Opportunities also exist for large distributors with the necessary capabilities to perform increasing amounts of services such as pre-hanging doors, thereby enabling the Company to enhance the value-added component of its business.

    The percentage of the Company's 2000 revenues attributable to various categories of customers are as follows:

                                                           2000           1999
                                                           ----           ----
              Dealers...............................        66%           62%
              Builders and Contractors..............        13%           13%
              Home Centers and Buying Groups........        12%           15%
              Industrial and Manufactured Housing...        9%            10%

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

    The Company believes that competition in the wholesale distribution business is largely on the basis of product availability, service and delivery capabilities and breadth of product offerings. Also, financial stability and geographic coverage are important to manufacturers in choosing distributors for their products. In the builder support business, Huttig's target customers generally select building products distributors on the basis of service and delivery, ability to assist with problem-solving, relationships and breadth of product offerings. The Company's relative size and financial position are advantageous in obtaining and retaining distributorships for important products. Huttig's relative size also permits it to attract experienced sales and service personnel and gives it the resources to provide company-wide sales, product and service training programs. By working closely with its customers and utilizing its information technology, Huttig's branches are able to maintain appropriate inventory levels and are well-positioned to deliver completed orders on time. Huttig's American Pine Products softwood moulding manufacturing business competes on the basis of relative length of lead times to produce and deliver product, service and geographic coverage.

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

EMPLOYEES

    As of December 31, 2000 the Company employed 2,767 persons, of which approximately 10% were represented by unions. Huttig has not experienced any strikes or other work interruptions in recent years and has maintained generally favorable relations with its employees. The following table shows the approximate breakdown by job function of the Company's employees:

               Distribution centers...................                1,824
               Field Sales............................                  465
               Manufacturing..........................                  344
               Office and Corporate Administration....                  134

ITEM 2--PROPERTIES

    The Company's corporate headquarters are located at 14500 South Outer Forty Road, Chesterfield, Missouri 63017, in leased facilities. Its manufacturing facility for softwood mouldings is a 280,000-square foot facility owned by Huttig and located in Prineville, Oregon. Half of the Company's distribution centers are leased and the remainder are owned. The Company's facilities serve 45 states. Warehouse space at Huttig's distribution centers aggregates approximately 4.4 million square feet. Distribution centers range in size from 12,000 square feet to 160,000 square feet. The types of facilities at these centers vary by location, from traditional wholesale distribution warehouses that may have particular value-added service capabilities such as pre-hung door operations, to traditional lumber yards, and to builder support facilities with broad product offerings and capabilities for a wide range of value-added services. Huttig believes that its locations are well maintained and adequate for their purposes.

    The following table sets forth the geographic location of the Company's distribution centers as of December 31, 2000:

                                                        NUMBER OF
                           REGION                       LOCATIONS
                           ------                       ---------
                  Florida.................                  5
                  Lake Central (Great Lakes)                4
                  Mid-Atlantic............                  9
                  Midwest.................                 17
                  New England.............                 10
                  Northern California.....                  1
                  Southeast...............                  7
                  Southwest...............                  2
                  Western.................                  7
                                                           --
                  Total...................                 62

ITEM 3--LEGAL PROCEEDINGS

    Huttig is involved in various lawsuits, claims and proceedings arising in the ordinary course of its business. While the outcome of any lawsuits, claims or proceedings cannot be predicted, Huttig does not believe that the disposition of any pending matters will have a material adverse effect on its financial condition, results of operations or liquidity.

ENVIRONMENTAL MATTERS

    The Company is subject to federal, state and local environmental laws and regulations. Huttig has been identified as a potentially responsible party in connection with the clean up of contamination at two sites. In addition, some of the Company's distribution centers are located in areas of current or former industrial activity where environmental contamination may have occurred, and for which Huttig, among others, could be held responsible. The Company does not believe that the ultimate resolution of the environmental matters will have a material adverse effect on the Company's financial position, results of operation, or cash flow. The Company believes that it is in compliance with applicable laws and regulations regulating the discharge of hazardous substances into the environment at the remainder of its facilities.

REGULATION

    The Company's trailer equipment is subject to various federal and state licensing and operating regulations as well as to various industry standards. The Federal Highway Administration (the "FHWA") published a rule, effective June 1, 1999 requiring motor carriers engaged in interstate commerce to install retroreflective tape or reflex reflectors on the sides and rear of all trailers that (i) were manufactured prior to December 1, 1993, (ii) have an overall width of 80 inches or more and (iii) have a gross vehicle weight rating of 10,000 lbs. or more. The FHWA has mandated the installation be completed by June 1, 2001. The Company currently estimates that as of December 31, 2000 the remaining expenditures for the Company to comply with the regulation will not be material. Costs to install the reflective tape have been and will continue to be capitalized and depreciated over the remaining life of the specific trailers.

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to shareholders of the Company during the fourth quarter of 2000.

                        EXECUTIVE OFFICERS OF THE COMPANY

    The Company's executive officers as of February 23, 2001 and their respective ages and positions are set forth below.

                 NAME             AGE                     POSITION
        ---------------------     ---     ------------------------
        Barry J. Kulpa......       53     President and Chief Executive Officer
        Kenneth E. Thompson        56     Vice President, Administration, Chief
                                          Financial Officer and Secretary
        David Dean..........       57     Treasurer
        Thomas S. McHugh           36     Corporate Controller
        George M. Dickens, Jr.     38     Regional Vice President
        Daniel J. Geller....       39     Regional Vice President
        Carl A. Liliequist..       47     Regional Vice President
        John G. Olson.......       46     Regional Vice President

    Set forth below are the positions held with the Company, and other principal occupations and employment during the past five years of Huttig's executive officers. Except for Messrs. Kulpa, Dean, and McHugh, each executive officer of the Company serves in his capacity pursuant to the terms of an employment agreement with the Company.

    Barry J. Kulpa has served as the Company's President and Chief Executive Officer since October of 1997. Prior to joining Huttig, Mr. Kulpa served as Senior Vice President and Chief Operating Officer of Dal-Tile International (manufacturer and distributor of ceramic tile) from 1994 to 1997. From 1992 to 1994, he was Vice President and Chief Financial Officer of David Weekley Homes, a regional homebuilder.

    Kenneth E. Thompson has served as the Company's Vice President, Administration and Chief Financial Officer since July of 2000. Prior to joining Huttig, Mr. Thompson was employed by Baker Hughes, Inc. in the following capacities: Division Vice President of Manufacturing (petroleum services company), 1998-2000; Division Vice President of Finance, 1993-1998; Division Vice President of Marketing, 1991-1993.

    David Dean has served as Treasurer of Huttig since January 2000. Previously, Mr. Dean served as the Controller of Huttig since August of 1992.

    Thomas S. McHugh has served as the Company's Corporate Controller since May 2000. From 1993 until joining Huttig, Mr. McHugh worked at XTRA Corporation, an international lessor of transportation equipment, most recently as Corporate Controller.

    George M. Dickens, Jr. has been a Regional Vice President of the Company since December 1999. From 1997 until 1999, Mr. Dickens was a Vice President of Rugby Building Products Millwork Division. From 1996 to 1997, Mr. Dickens was the President of Rugby's Midwest Division. From 1990 until 1996, Mr. Dickens was Branch General Manager for Rugby.

    Daniel J. Geller has been a Regional Vice President of the Company since December 1999. From 1997 to 1999, Mr. Geller was Regional District Manager at G.
E. Supply (wholesale distributor of electrical supplies), a division of General Electric Co. From 1995 to 1997, Mr. Geller served as a General Manager at G. E. Supply and as Branch Manager from 1991 to 1995.

    Carl A. Liliequist has served as a Regional Vice President of the Company since Huttig's acquisition of PGL Building Products in July of 1988.

    John G. Olson has been a Regional Vice President since March 2000. Mr. Olson joined Huttig in 1998 as General Manager of the Southern California branch. From 1992 to 1998, Mr. Olson was the General Manager of Trimco Millwork.


                                     PART II

ITEM 5--MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock is listed on the New York Stock Exchange under the symbol "HBP" and began trading on December 8, 1999.

    At February 23, 2001, there were approximately 3,332 holders of record of the Company's Common Stock. The following table sets forth the range of high and low sale prices of the Company's Common Stock on the New York Stock Exchange Composite Tape during each fiscal quarter of the fiscal year ended December 31, 2000.

                ----------------------------- ---------- -----------
                                                HIGH        LOW
                ----------------------------- ---------- -----------
                Fourth Quarter - 1999 (1)        $ 5.06      $ 3.44
                ----------------------------- ---------- -----------
                First Quarter - 2000               5.00        3.88
                ----------------------------- ---------- -----------
                Second Quarter - 2000              5.00        4.13
                ----------------------------- ---------- -----------
                Third Quarter - 2000               5.00        4.00
                ----------------------------- ---------- -----------
                Fourth Quarter - 2000              4.94        3.88
                ----------------------------- ---------- -----------

                (1) The Company's common stock began trading on December 8, 1999 and the information presented is for the period from December 8, 1999 to December 31, 1999.

    The Company anticipates that cash dividends will not be paid on Huttig Common Stock in the foreseeable future in order to conserve cash for use in Huttig's business, for possible acquisitions and for debt reduction. The Company's loan agreements contain covenants that restrict the payment of dividends and repurchases of common stock.

ITEM 6--SELECTED CONSOLIDATED FINANCIAL DATA

    The following table summarizes certain selected financial data of Huttig for each of the five years in the period ended December 31, 2000. The information contained in the following table may not necessarily be indicative of Huttig's past or future performance as a separate stand-alone company. Such historical data should be read in conjunction with "Management's Discussion and Analysis of Results of Operations and Financial Condition" and Huttig's financial statements and notes thereto included elsewhere in this report.

                                                       YEAR ENDED DECEMBER 31,
                                       --------------------------------------------------------
                                         2000         1999        1998        1997        1996
                                         ----         ----        ----        ----        ----
                                                 (IN MILLIONS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
Net Sales .....................        $1,072.9      $800.3      $707.5      $625.5      $595.1
Depreciation and amortization .             7.3         6.6         5.6         4.4         4.9
Operating profit ..............            34.0        22.8        28.6        19.8        22.1
Interest expense, net .........            11.1         7.8         6.9         4.5          .2
Income before taxes and
extraordinary item ............            22.9        14.4        21.8        14.8        20.8
Provision for income taxes ....             8.5         5.9         8.2         5.8         8.5
Net income ....................            13.6         8.5        13.6         9.1        12.3
Net income per share (basic and
  diluted) ....................             .66         .59        1.17         .65         .88
BALANCE SHEET DATA (AT END OF
  PERIOD):
Total assets ..................           249.2       301.3       218.5       154.0       206.4
Debt -- Bank and capital leases            81.1       122.1         1.4         1.7         2.1
Note Payable -- Former parent .              --          --        93.9        67.1          --
Total shareholder's equity ....            81.0        67.3        41.5        27.8       148.7


ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FISCAL 2000 COMPARED TO FISCAL 1999

    Revenue increased 34.1% from $800.3 million in 1999 to $1,072.9 million in 2000. Although the 1999 acquisition of Rugby contributed $384.1 million to total revenues in 2000, this increase was offset by a decrease in same-branch sales of 14% or $112.0 million. Contributing to the decrease in same branch sales was deterioration in commodity wood prices which is believed to have negatively impacted revenues by $42.0 million versus 1999. Additionally, the Company stopped distributing Andersen(R) products in October 2000. In 2000, total sales of Andersen(R) products was $63.8 million compared to $79.7 million in 1999.

    Gross profit grew 35.5% to $218.4 million in 2000. The increase resulted primarily from the Rugby acquisition discussed above and was offset by a decrease in same-branch results of 11% or $17.0 million and the deterioration in commodity wood prices which is believed to have negatively impacted gross profit by $8.0 million. Gross profit as a percentage of sales was 20.4% in 2000 versus 20.2% in 1999. Gross profit in 2000 was also negatively impacted by $1.1 million of restructuring charges discussed below.

    Operating expenses increased by $53.1 million from 1999. This increase included approximately $51.0 million attributable to the acquisition of Rugby and was offset by a decrease in same-branch expenses of $7.0 million. Operating expenses in 2000 include $6.0 million of non-recurring costs incurred as a result of the restructuring activities described below. Operating expenses in 1999 includes a $5.9 million gain from the curtailment of the Company's post-retirement health benefit plan which was partially offset by $3.0 of other one time costs. Operating expenses as a percent of sales were 16.9% in 2000 vs. 16.0% in 1999. Excluding the impact of one time costs and gains, operating expenses as a percent of sales would have been 16.4% in 2000 and 1999.

    As a result of the contribution from Rugby, operating profit in 2000 was $34.0 million versus $22.8 million in 1999. Operating profit in 2000 includes $9.2 million of restructuring charges and other costs the Company incurred to integrate Rugby and restructure the Company's operations. Included in the $9.2 million are $2.1 million of restructuring charges related to discontinuing the distribution of Andersen(R) products in the fourth quarter of 2000. These incremental costs were offset by $6.5 million of gains on sale of excess properties. Excluding these items, operating profit would have been $36.7 million or 3.4% of sales in 2000.

    Non-recurring charges, which are included in cost of sales, operating expenses, and restructuring charges on the income statement totaled $9.2 million in 2000. This includes $1.1 million of restructuring charges for inventory impairment which is recorded as an increase to cost of sales. Included in the $2.1 million of Andersen restructuring charges are costs for lease terminations, severance and other costs associated with the closing and/or consolidation of the Company's distribution facilities. In addition to the $3.2 million of restructuring costs, the Company incurred an additional $6.0 million of non-recurring costs that were not chargeable against reserves and are included in operating expenses. The $9.2 million of non-recurring costs were offset by $6.5 million of gains on sale from the disposition of the Company's excess properties and other assets.

    Interest expense increased $3.3 million primarily as a result of higher average debt outstanding and other expense declined $0.6 million.

FISCAL 1999 COMPARED TO FISCAL 1998

    Revenue increased 13.1% from $707.4 million in 1998 to $800.3 million in 1999. $52.0 million of this increase was due to the 1998 mid-year acquisitions of Consolidated Lumber Company and Number One Supply and $16.0 million was due to the Cherokee and Rugby acquisitions in May and December, 1999, respectively. The balance was attributable to same-branch sales growth of 4%.

    Gross profit grew $18.0 million to $161.2 million in 1999. $14.0 million resulted from the acquisitions discussed above and $4.0 million from the increase in same-branch sales. Gross profit as a percentage of sales was 20.2%, unchanged from 1998. Gross profit in 1999 was negatively impacted by $3.0 million of non-recurring charges discussed below. Excluding the $3.0 million in non-recurring charges, gross profit as a percentage of sales would have been 20.5% in 1999. Gross profit as a percentage of sales on a same-branch basis excluding the non-recurring charges increased 0.2% from 20.0% in 1998 to 20.2% in 1999.

    Total operating expenses, increased by $17.7 million from 1998 to 1999. This increase included approximately $6.0 million attributable to the Company's acquisitions and $18.0 million related to an increase in same-branch expenses. These were partially offset by $5.9 million of non-recurring gains resulting from the curtailment of the Company's post retirement health benefit plan described below. Operating expenses as a percent of sales were 16.0% in 1999, as compared to 15.6% in 1998.

    Non-recurring charges in 1999 totaled $8.2 million, including $5.3 million of restructuring reserves from lease terminations, severance, inventory impairment and other costs associated with the closing and/or consolidation of some of the Company's distribution facilities, $1.5 million of unreported insurance claims and $1.4 million related to environmental and other costs. In addition, the Company assumed accruals totaling $4.7 million included in the Rugby USA acquisition costs related to lease and contract terminations, severance, inventory impairment and other costs associated with the closing and/or consolidation of four Rugby USA distribution centers and the Rugby USA corporate office. The non-recurring costs were partially offset by the $5.9 million non-recurring gain from the curtailment of the Company's post-retirement health benefit plan.

LIQUIDITY AND CAPITAL RESOURCES

    Huttig has depended primarily on the cash generated from its own operations to finance its needs. The combination of income from operations and cash generated from improved working capital management has been used to finance capital expenditures and seasonal working capital needs. Huttig's working capital requirements are generally greatest in the first eight months of the year and Huttig generates cash from working capital reductions in the last four months of the year. A continuing management focus to improve inventory turnover and accounts receivable and accounts payable days outstanding resulted in reduced working capital of $41.5 million from December 31, 1999 to December 31, 2000. Inventory turns averaged 7.1 in 2000 compared to 7.9 in 1999 and 7.8 in 1998. Prior to the Spin-Off, to the extent internal funds generated were insufficient, Huttig borrowed from Crane and to the extent cash generated by Huttig was greater than current requirements, the cash was returned to Crane. In particular, Huttig historically had borrowed from Crane to finance acquisitions, but has typically been able to generate cash sufficient to finance all other needs. In 2000, capital expenditures of $5.6 million were financed from cash generated from operations.

    During April 2000, the Company closed on a new $200.0 million secured revolving credit facility. The rate on the facility is LIBOR plus a variable rate based on the Company's ratio of debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"). At December 31, 2000, the Company had outstanding three interest rate swap contracts having a total notional amount of principal of $80.0 million. The swap contracts currently provide for a fixed weighted average rate of 8.9% on $80.0 million of the Company's revolving credit borrowings. The remainder of the outstanding borrowings under the revolving credit agreement are currently at a floating rate of LIBOR plus 175 basis points. The proceeds from the $200.0 million facility were used to retire a previously existing $125.0 million facility and a $25.0 million term loan. In conjunction with the refinancing of the previously existing facility, the Company recorded an extraordinary expense of $0.8 million for the write-off of unamortized loan fees.

    Huttig expects to continue to finance seasonal working capital requirements and acquisitions through cash from operations and the secured $200.0 million credit facility.

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

ENVIRONMENTAL REGULATION

    Huttig is subject to federal, state and local environmental laws and regulations. Huttig has been identified as a potentially responsible party in connection with the clean up of contamination at two sites. In addition, some of Huttig's distribution centers are located in areas of current or former industrial activity where environmental contamination may have occurred, and for which Huttig, among others, could be held responsible. Huttig does not believe that its contribution to the clean up of the two sites will be material or that there are any material environmental liabilities at any of its distribution center locations. Huttig believes that it is in compliance with applicable laws and regulations regulating the discharge of hazardous substances into the environment. However, there can be no assurance that environmental liabilities will not have a material adverse effect on Huttig's financial condition or results of operations.

NEW ACCOUNTING PRONOUNCEMENTS

    SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, is effective for the Company beginning January 1, 2001. SFAS No. 133 establishes accounting and reporting standards requiring that derivative instruments be recorded in the balance sheet as either an asset or liability measured at its fair value.

ITEM 7A--QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Huttig has exposure to market risk as it relates to effects of changes in interest rates. The Company had $80.0 million and $120.7 of variable rate debt outstanding at December 31, 2000 and 1999, respectively. A hypothetical 100 basis point increase in the LIBOR rate would have had an unfavorable impact of $0.4 million on the Company's earnings and cash flows during the year ended December 31, 2000. Huttig's exposure to interest rate fluctuation is mitigated by the interest rate swap agreements it has in place. The total notional amount of the swap agreements is $80.0 million with a weighted average interest rate of 8.9%

    Huttig does not generate significant income from non-U.S. sources and accordingly, changes in foreign currency exchange rates do not generally have a direct effect on Huttig's financial position. Huttig is subject to periodic fluctuations in the price of wood commodities. Profitability is influenced by these changes as prices change between the time Huttig buys and sells the wood. In addition, to the extent changes in interest rates affect the housing and remodeling market, Huttig would be affected by such changes.

ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                          INDEPENDENT AUDITORS' REPORT

To the Shareholders of
   Huttig Building Products, Inc.:

    We have audited the accompanying consolidated balance sheets of Huttig Building Products, Inc. and its subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP
St. Louis, Missouri

January 22, 2001

                 HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                  DECEMBER 31,

                        (IN MILLIONS, EXCEPT SHARE DATA)

                                                                   2000              1999
                                                                   ----              ----
        ASSETS
        CURRENT ASSETS:
          Cash and equivalents .........................         $    3.6          $    6.8
          Accounts receivable, net .....................             83.5             116.6
          Inventories ..................................             71.5              78.1
          Other current assets .........................              2.8               4.0
                                                                 --------          --------
             Total current assets ......................            163.3             205.6
                                                                 --------          --------

        PROPERTY, PLANT AND EQUIPMENT
        At cost:
          Land .........................................              6.7               7.3
          Buildings and improvements ...................             34.6              36.7
          Machinery and equipment ......................             30.9              28.7
                                                                 --------          --------
            Gross property, plant and equipment ........             72.2              72.7
          Less accumulated depreciation ................             32.6              33.2
                                                                 --------          --------
            Property, plant and equipment -- net .......             39.6              39.5

        OTHER ASSETS:
          Costs in excess of net assets acquired, net ..             36.6              38.9
          Other ........................................              5.3               3.7
          Deferred income taxes ........................              6.3              13.6
                                                                 --------          --------
             Total other assets ........................             46.3              56.2
                                                                 --------          --------
        TOTAL ..........................................         $  249.2          $  301.3
                                                                 ========          ========

                 See notes to consolidated financial statements.

                 HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                  DECEMBER 31,

                        (IN MILLIONS, EXCEPT SHARE DATA)


                                                                 2000           1999
                                                                 ----           ----
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of debt ...........................       $     .2       $     .3
  Accounts payable-- trade and collections as agents ...           63.1           72.5
  Income taxes payable .................................             --            5.3
  Accrued payrolls .....................................            9.6            9.2
  Accrued insurance ....................................            4.3            6.2
  Other accrued liabilities ............................            8.6           15.8
                                                               --------       --------
     Total current liabilities .........................           85.8          109.3
NON-CURRENT LIABILITIES:
  Debt .................................................           80.9          121.8
  Accrued postretirement benefits ......................            1.5            2.1
  Deferred credit ......................................             --             .8
                                                               --------       --------
     Total non-current liabilities .....................           82.4          124.7
                                                               --------       --------
COMMITMENTS AND CONTINGENCIES (Note 9)
SHAREHOLDERS' EQUITY:
  Preferred shares, $.01 par (5,000,000 shares
     authorized) .......................................             --             --
  Common shares, 2000 --- $.01 par (50,000,000
shares authorized, 20,866,145 shares issued),
1999-- $.01 par (50,000,000 shares authorized, 20,797,812
shares issued) .........................................             .2             .2
 Additional paid-in capital on common stock ............           33.2           32.9
 Retained earnings .....................................           49.1           35.5
 Unearned compensation - restricted stock ..............            (.4)           (.2)
 Less: Treasury shares (278,433 shares at cost) ........           (1.1)          (1.1)
                                                               --------       --------
     Total shareholders' equity ........................           81.0           67.3
                                                               --------       --------
TOTAL ..................................................       $  249.2       $  301.3
                                                               ========       ========

                 See notes to consolidated financial statements.

                 HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                            YEARS ENDED DECEMBER 31,

                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                      2000              1999              1998
                                                                      ----              ----              ----
NET SALES ....................................................      $1,072.9           $ 800.3           $ 707.4
OPERATING COSTS AND EXPENSES:
  Cost of sales ..............................................         854.5             639.1             564.2
  Operating expenses .........................................         181.5             128.4             110.7
  Depreciation and amortization ..............................           7.3               6.6               5.6
  Restructuring charges, net .................................           2.1               3.1                --
(Gain)Loss on disposal of capital assets .....................          (6.5)               .3              (1.7)
                                                                    --------           -------           -------
     Total operating costs and expenses ......................       1,038.9             777.5             678.8
                                                                    --------           -------           -------
OPERATING PROFIT .............................................          34.0              22.8              28.6
                                                                    --------           -------           -------
OTHER INCOME (EXPENSE):
  Interest expense -- Crane ..................................            --              (7.3)             (6.7)
  Interest expense -- net ....................................         (11.1)              (.5)              (.2)
  Other miscellaneous -- net .................................            --               (.6)               .1
                                                                    --------           -------           -------
     Total other expense -- net ..............................         (11.1)             (8.4)             (6.8)
                                                                    --------           -------           -------
INCOME BEFORE TAXES ..........................................          22.9              14.4              21.8
PROVISION FOR INCOME TAXES ...................................           8.8               5.9               8.2
                                                                    --------           -------           -------
INCOME BEFORE EXTRAORDINARY ITEM .............................          14.1               8.5              13.6
  Extraordinary item (less applicable income
  taxes of $.3 million) ......................................           (.5)               --                --
                                                                    --------           -------           -------
NET INCOME ...................................................      $   13.6           $   8.5           $  13.6
                                                                    ========           =======           =======

NET INCOME PER BASIC SHARE BEFORE EXTRAORDINARY ITEM .........           .68               .59              1.17
LOSS PER SHARE FROM EXTRAORDINARY ITEM .......................          (.02)               --                --
                                                                    --------           -------           -------
NET INCOME PER BASIC SHARE ...................................           .66               .59              1.17
AVERAGE BASIC SHARES OUTSTANDING (Thousands) .................        20,584            14,260            13,973

NET INCOME PER DILUTED SHARE BEFORE EXTRAORDINARY ITEM .......           .68               .59              1.17
LOSS PER SHARE FROM EXTRAORDINARY ITEM .......................          (.02)               --                --
                                                                    --------           -------           -------
NET INCOME PER DILUTED SHARE .................................           .66               .59              1.17

AVERAGE DILUTED SHARES OUTSTANDING (Thousands) ...............        20,597            14,260            13,973

                 See notes to consolidated financial statements.

                 HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                   YEARS ENDED DECEMBER 31, 1998, 1999 & 2000

                                  (IN MILLIONS)

                                               COMMON                                      UNEARNED
                                               SHARES        ADDITIONAL                 COMPENSATION -    TREASURY        TOTAL
                                            OUTSTANDING,      PAID-IN      RETAINED       RESTRICTED      SHARES,     SHAREHOLDERS'
                                            AT PAR VALUE      CAPITAL      EARNINGS         STOCK         AT COST        EQUITY
                                            ------------      -------      --------         -----         -------        ------

BALANCES, January 1, 1998 ..............       $   --          $  .7        $ 27.1           $ --          $  --          $ 27.8
  Net income ...........................           --                         13.6                            --            13.6
                                               ------          -----        ------           ----          -----          ------
BALANCES, December 31, 1998 ............       $   --          $  .7        $ 40.7           $ --          $  --          $ 41.4
  Dividends paid to Crane                                                    (13.7)                                        (13.7)
  Capital contribution from
     Crane .............................                         4.5                                                         4.5
  Recapitalization in connection
     with spin-off from Crane ..........           .1            1.0                                        (1.1)             --
  Shares issued in acquisition of
     Rugby USA .........................           .1           26.5                                                        26.6
  Restricted stock issued, net of
  amortization expense .................                          .2                          (.2)                            --
  Net income ...........................           --             --           8.5             --             --             8.5
                                               ------          -----        ------           ----          -----          ------
BALANCES, December 31, 1999 ............           .2           32.9          35.5            (.2)          (1.1)           67.3
Net Income .............................                                      13.6                                          13.6
  Restricted stock issued, net of
  amortization expense .................           --             .3            --            (.2)            --              .1
                                               ------          -----        ------           ----          -----          ------
BALANCES, December 31, 2000 ............           .2           33.2          49.1            (.4)          (1.1)           81.0

                 See notes to consolidated financial statements.

                 HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            YEARS ENDED DECEMBER 31,

                                  (IN MILLIONS)

                                                             2000               1999                1998
                                                             ----               ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .........................................     $  13.6             $   8.5             $ 13.6
  Loss (gain) on disposal of capital assets ..........        (6.5)                 .3               (1.6)
  Depreciation .......................................         4.4                 3.6                3.5
  Amortization .......................................         2.9                 2.9                2.0
  Deferred taxes .....................................         7.3                 3.0                (.1)
  Accrued postretirement benefits ....................         (.6)               (5.2)                .6
  Changes in operating assets and liabilities
     (exclusive of acquisitions):
     Accounts receivable .............................        33.1                11.2               (1.9)
     Inventories .....................................         6.6                 5.1                2.1
     Accounts payable ................................        (9.4)               (8.9)              16.6
     Accrued liabilities .............................       (14.6)                2.4                2.8
     Other ...........................................        (2.7)                (.2)              (3.4)
                                                           -------             -------             ------
     Total cash from operating activities ............        34.1                22.7               34.2
                                                           -------             -------             ------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures ...............................        (5.6)               (8.5)              (5.8)
  Cash received (used) in acquisitions ...............          --                  .1              (44.8)
  Proceeds from disposition of capital assets ........         9.2                 2.4                7.7
                                                           -------             -------             ------
     Total cash from investing activities ............         3.6                (6.0)             (42.9)
                                                           -------             -------             ------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash dividend paid to Crane                                                     --                (13.7)
  Payments of debt ...................................      (120.9)             (126.3)               (.4)
  Borrowings of debt .................................        80.0               120.7
  Proceeds from Crane ................................          --                  --               16.3
                                                           -------             -------             ------
     Total cash from financing activities ............       (40.9)              (19.3)              15.9
                                                           -------             -------             ------
(DECREASE) INCREASE IN CASH AND EQUIVALENTS ..........        (3.2)               (2.6)               7.2
CASH AND EQUIVALENTS, BEGINNING OF YEAR ..............         6.8                 9.4                2.2
                                                           -------             -------             ------
CASH AND EQUIVALENTS, END OF YEAR ....................     $   3.6             $   6.8             $  9.4
                                                           =======             =======             ======

                 See notes to consolidated financial statements.

                 HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            YEARS ENDED DECEMBER 31,

                                  (IN MILLIONS)

                                                                       2000            1999             1998
                                                                       ----            ----             ----
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Interest paid ...............................................     $9.3            $ 9.5            $6.9
     Income taxes paid ...........................................     $7.0            $ 4.3            $4.5
NON-CASH FINANCING ACTIVITY:
     Capital contribution from Crane through reduction of
       payable to Crane ..........................................     $ --            $ 4.5            $ --
     Liabilities assumed in connection with asset
       acquisitions ..............................................     $2.2            $74.3            $4.2



                 See notes to consolidated financial statements.

                 HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                        (IN MILLIONS, EXCEPT SHARE DATA)

1.  ACCOUNTING POLICIES AND PROCEDURES

    ORGANIZATION -- Huttig Building Products, Inc. and subsidiaries (the "Company" or "Huttig") is a distributor of doors, windows, moulding, trim and related building products in the United States and operates one finished lumber production plant. The Company primarily sells its products for new residential construction and renovation. The Company was formerly a wholly owned subsidiary of Crane Co. ("Crane") through Crane International Holdings, a direct subsidiary of Crane. On December 16, 1999, Crane distributed all of the outstanding common stock of the Company to Crane's stockholders. In addition, on December 16, 1999, the Company acquired the building products and millwork branches of Rugby USA ("Rugby"), a subsidiary of Rugby Group PLC.

    PRINCIPLES OF CONSOLIDATION -- The consolidated financial statements include the accounts of Huttig Building Products, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

    REVENUE RECOGNITION -- Revenues are generally recorded when title passes to the customer, which occurs upon delivery of product, or when services are rendered.

    USE OF ESTIMATES -- The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates.

    RECLASSIFICATIONS -- Certain prior year amounts have been reclassified to conform to the current year presentation.

    INVENTORIES -- Inventories are stated at the lower of cost or market. Substantially, all of the Company's inventory is finished goods. Approximately 79% and 80% of inventories were determined by using the LIFO (last in, first out) method of inventory valuation as of December 31, 2000 and 1999, respectively; the remainder were determined by the FIFO (first in, first out) method. Had the Company used the FIFO method of inventory valuation for all inventories, net income would have decreased by $0.9 million, $1.2 million and $2.6 million in 2000, 1999 and 1998, respectively. During 2000, 1999 and 1998, the LIFO inventory quantities were reduced, resulting in a partial liquidation of the LIFO bases, the effect of which increased net income by $1.7 million, $1.6 million and $1.9 million, respectively. The replacement cost would be higher than the LIFO valuation by $10.6 million in 2000 and $13.3 million in 1999.

    PROPERTY, PLANT AND EQUIPMENT -- Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets which range from 3 to 25 years.

    CASH AND EQUIVALENTS - The Company considers all liquid interest-earning investments with a maturity of three months or less at the date of purchase to be cash equivalents.

    OTHER ASSETS/LIABILITIES -- Costs in excess of net assets acquired are amortized on a straight-line basis over 15 to 40 years. Other intangible assets are amortized on a straight-line basis over their estimated useful lives which range from two to five years.

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

    SERVICES PROVIDED BY CRANE -- Prior to the Spin-off, Crane supplied the Company certain shared services including insurance, legal, tax and treasury functions. The costs associated with these services were charged to the Company through an intercompany account based upon specific identification.

    INCOME TAXES -- Through the date of its Spin-off from Crane, the Company was included in the federal income tax return of Crane. The Company was charged its proportionate share of federal income taxes determined as if it filed a separate federal income tax return. Income tax payments represented payments of intercompany balances. Subsequent to December 16, 1999, the date of the Spin-off, Huttig filed stand-alone federal tax returns. Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes using currently enacted tax rates.

    EARNINGS PER SHARE -- Basic earnings per share is computed by dividing income available to common stockholders by weighted average shares outstanding. Diluted earnings per share reflects the effect of all other outstanding common stock equivalents using the treasury stock method.

    ACCOUNTING FOR STOCK-BASED COMPENSATION - Statement of Financial Accounting Standards Number 123 (SFAS No. 123), "Accounting for Stock-Based Compensation", sets forth a fair value based method of recognizing stock-based compensation expense. As permitted by SFAS No. 123, the Company has elected to apply APB No. 25, "Accounting for Stock Issued to Employees", to account for its stock-based compensation plans.

    ACCOUNTING FOR HEDGING ACTIVITIES - The Company has interest rate swap agreements that are used to hedge interest rate risk on the Company's variable rate borrowings. These swap agreements are off-balance sheet and therefore have no carrying value.

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

    ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, is effective for the Company beginning January 1, 2001. SFAS No. 133 establishes accounting and reporting standards requiring that derivative instruments be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 also requires that changes in the derivatives fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The derivative financial instruments that the Company holds are interest rate swaps that are used to hedge interest rate risks related to its variable rate borrowings and are, therefore, held for purposes other than trading.

    As a result of adopting SFAS No. 133 on January 1, 2001, the Company will record a $2.8 million adjustment to increase debt to its estimated fair value and will record an offsetting amount in shareholder's equity as Other Comprehensive Income.

2.  SPIN-OFF FROM CRANE

    On December 16, 1999, the Company completed its tax-free Spin-off from Crane. Crane made a capital contribution of $4.5 million to the Company. Then Crane distributed all issued and outstanding shares of Huttig common stock, together with accompanying preferred share purchase rights (see Note
    7), to holders of record of Crane common stock as of the close of business on December 8, 1999. The Spin-off was made on the basis of one share of Huttig common stock for every 4.5 shares of Crane common stock.

3.  ACQUISITIONS

    Costs in excess of net assets acquired consists of the following at December 31:

                                                               2000      1999
                                                               ----      ----
               Costs in excess of net assets acquired ....    $47.6      $47.6
                 Accumulated amortization.................     11.0        8.7
                                                              -----      -----
                  Total-- net.............................    $36.6      $38.9
                                                              =====      =====

    On December 16, 1999 the Company completed its acquisition of Rugby. Crane, Huttig and Rugby Group PLC entered into a Share Exchange Agreement which provided for the transfer to Huttig of all the outstanding capital stock of Rugby USA in exchange for 6.5 million newly issued shares of Huttig common stock. As a result of this exchange, Rugby USA became a wholly owned subsidiary of Huttig.

    The acquisition of Rugby USA was accounted for under the purchase method of accounting. The $26.6 million value of the 6.5 million shares of stock issued in 1999 was allocated to the assets acquired and liabilities assumed based upon their fair values at the closing date. The relative fair values of the assets acquired and liabilities assumed were based upon valuations and other studies. However, the fair value of the net assets acquired exceeded the purchase price resulting in the write-off of all non-current assets of Rugby USA and a deferred credit of $.8 million was recorded in 1999. During fiscal year 2000, the Company determined the ultimate costs related to exit plans adopted as part of the acquisition exceeded the liabilities that were initially accrued by $2.0 million. Consequently, the acquisition cost was increased by this amount. In addition, the deferred income tax asset decreased by $2.2 million and the previously reported income taxes payable of $1.8 million was reduced to zero. As a result, the previously reported deferred credit balance of $0.8 million at December 31, 1999 was reduced to zero and assets increased by $1.6 million.

    The following table summarizes the allocation of the stock consideration paid to the fair value of the assets acquired and the liabilities assumed by the Company in connection with the acquisition of Rugby:

                Accounts receivable.......................     $ 42.6
                Inventories...............................       39.4
                Other current assets......................        4.7
                Deferred income taxes -- non-current .....       11.5
                Note payable to Rugby Group PLC...........      (32.0)
                Accounts payable..........................      (26.5)
                Accrued liabilities.......................      (14.7)
                Property, plant & equipment...............        1.6
                                                                -----
                     Stock consideration paid.............      $26.6
                                                                =====

    Costs of $2.3 million for professional fees related to the acquisition were included in accrued liabilities in the allocation of the acquisition cost above.

    In December 1999, the Company established a $4.7 million reserve for asset impairments and costs expected to be incurred to exit certain activities connected with the acquisition of Rugby USA, Inc. ("Rugby"). During 2000, this reserve increased by $2.2 million as a result of a change in estimate of the planned exit costs and the Company also charged $6.7 million of costs against this reserve. The remaining balance of $0.2 million is for costs related to remaining facility shutdowns. The acquisition of Rugby was accounted for by the purchase method and, accordingly, this reserve was included in the allocation of the acquisition costs. The Company anticipates that the remaining exit activities will be substantially completed in the first quarter of 2001.

    During 1999, the Company acquired Cherokee Lumber Company and Cherokee Millwork Company, a manufacturer and distributor of lumber and millwork products in the Maryville, Tennessee area for a total cost of $1.9 million. In connection with the acquisition, the Company recorded approximately $0.6 million of goodwill which is being amortized on a straight-line basis over 15 years.

    During 1998, the Company completed two acquisitions. In June, the Company acquired Number One Supply, a building products distribution business based in Baltimore, Maryland and Raleigh, North Carolina, for a total cost of $4.9 million. In July, the Company acquired Consolidated Lumber Company, a distributor of lumber and millwork products in the greater Kansas City, Missouri area for a total cost of $40.0 million. In connection with the acquisition of Consolidated Lumber Company, the Company recorded $26.2 million of goodwill which is being amortized on a straight-line basis over 15 years.

    All acquisitions were accounted for by the purchase method. The results of operations for all acquisitions have been included in the financial statements from their respective dates of purchase. The following unaudited pro forma financial information presents the combined results of operations of the Company and Rugby, Number One Supply and Consolidated Lumber as if the acquisition of Rugby had taken place at the beginning of 1998. The pro forma amounts give effect to certain adjustments including the amortization of goodwill and intangibles, increased interest expense and income tax effects. This pro forma information does not necessarily reflect the results of operations as it would have been if the businesses had been managed by the Company during these periods and is not indicative of results that may be obtained in the future.

                                                     1999         1998
                                                     ----         ----
            Net sales.........................     $1,247.1     $1,200.6
            Net income........................         13.3         22.4
            Net income per share (basic and
              diluted)........................          .65         1.09

4.  BUSINESS RESTRUCTURING

    In December 1999, the Company established a $5.3 million reserve for restructuring costs expected to be incurred under a strategic plan to consolidate and integrate various branch operations and support functions. During the year, the Company increased this reserve by $1.1 million of which $0.3 million was included in cost of sales. Also during the year, $6.2 million of costs were charged against the reserve, which included $2.5 million related to inventory impairment. The remaining balance of $0.2 million is primarily for facility shutdown costs. The Company anticipates that the remaining restructuring activities will be completed in the first quarter of 2001.

    During the fourth quarter of 2000 the Company recorded $2.1 million as a restructuring charge related to the termination of the Company's distribution agreement with Andersen Windows and Doors of which $0.8 million is included in cost of sales. The charge was primarily for items related to inventory impairment and downsizing of branch operations that previously distributed Andersen products. At December 31, 2000, approximately $1.1 million remains in the reserve and the Company anticipates that it will substantially complete the restructuring activity in the first half of 2001.

5.  ALLOWANCE FOR DOUBTFUL ACCOUNTS

    The allowance for doubtful accounts as of December 31, 2000, 1999, and 1998 consists of the following:

                                                    2000       1999      1998
                                                    ----       ----      ----
           Balance at beginning of year .......     $ .7       $ .2      $ .5
           Provision charged to expense .......      1.9         .6        .4
           Write-offs, less recoveries ........     (1.0)       (.1)      (.7)
                                                    ----       ----      ----
           Balance at end of year..............     $1.6       $ .7       $.2
                                                    ====       ====       ===

6. DEBT

    Debt as of December 31, 2000 and 1999 consisted of the following:

                                                             2000        1999
                                                             ----        ----
                Revolving credit agreement..........        $ 80.0      $120.7
                Industrial Revenue Bond.............            .1          .3
                Capital lease obligations (see Note 9)         1.0         1.1
                     Total debt.....................          81.1       122.1
                                                            ------      ------
                Less current portion................            .2          .3
                                                            ------      ------
                Long-term debt......................        $ 80.9      $121.8
                                                            ======      ======

    INDUSTRIAL REVENUE BOND -- The Industrial Revenue Bond is a floating rate obligation issued by the City of Deerfield Beach, Florida. The bond is collateralized by property with a net book value of $1.1 million and $1.2 million at December 31, 2000 and 1999, respectively. The obligation is due in quarterly installments until 2001. The interest rate for the bond was 7.1% and 5.9% at December 31, 2000 and 1999, respectively.

    CREDIT AGREEMENT -- On December 16, 1999 the Company executed a Revolving Credit Agreement (the "Credit Agreement") with certain financial institutions, which provided for a $125 million revolving credit facility.

    During April 2000, the Company closed on a new $200 million secured revolving credit facility. The rate on the facility is LIBOR plus a variable rate based on the Company's ratio of debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"). At December 31, 2000, the Company had outstanding, three interest rate swap contracts having a total notional amount of principal of $80 million. The swap contracts currently provide for a fixed weighted average rate of 8.9% on $80 million of the Company's revolving credit borrowings. The remainder of the outstanding borrowings under the revolving credit agreement are currently at a floating rate of LIBOR plus 175 basis points. The proceeds from the facility were used to retire the previously existing $125 million facility and a $25 million term loan. The current revolving credit facility expires in April 2003. In conjunction with the refinancing of the previously existing facility, the Company recorded an extraordinary expense of $0.8 million for the write-off of the unamortized loan fees.

    Provisions of the Credit Agreement contain various covenants which, among other things, limit the Company's ability to incur indebtedness, incur liens, declare or pay dividends or make restricted payments, consolidate, merge or sell assets and require the Company to attain certain financial ratios in regards to leverage, consolidated net worth, and interest expense coverage.

    MATURITIES -- At December 31, 2000, the aggregate scheduled maturities of debt are as follows:

                            2001..............           $  .2
                            2002..............              .1
                            2003..............            80.1
                            2004..............              .1
                            2005..............              .1
                            Thereafter........              .5
                                                        ------
                                 Total........          $ 81.1
                                                        ======

7.  PREFERRED SHARE PURCHASE RIGHTS

    In December 1999, the Company adopted a Shareholder Rights Plan. The Company distributed one preferred share purchase right for each outstanding share of common stock at the date of the Spin-off. The preferred rights were not exercisable when granted and may only become exercisable under certain circumstances involving actual or potential acquisitions of the Company's common stock by a person or affiliated persons. Depending upon the circumstances, if the rights become exercisable, the holder may be entitled to purchase shares of the Company's Series A Junior Participating Preferred Stock. Preferred shares purchasable upon exercise of the rights will not be redeemable. Each preferred share will be entitled to preferential rights regarding dividend and liquidation payments, voting power, and, in the event of any merger, consolidation or other transaction in which common shares are exchanged, preferential exchange rate. The rights will remain in existence until December 6, 2009 unless they are earlier terminated, exercised or redeemed. The Company has authorized five million shares of $.01 par value preferred stock of which 250 thousand shares have been designated as Series A Junior Participating Preferred Stock.

8.  FAIR VALUE OF FINANCIAL INSTRUMENTS

    CASH EQUIVALENTS
    The carrying value of cash and equivalents approximates their fair value.

    DEBT
    The estimated fair value of the Company's debt approximates book value since the interest rates on nearly all of the outstanding borrowings are frequently adjusted. In addition, the Company has interest rate swap agreements that are off balance sheet and therefore have no carrying value. The fair value of these swap agreements would increase the Company's debt by $2.8 million.

    9.  COMMITMENTS AND CONTINGENCIES

    The Company leases certain of its vehicles, equipment and warehouse and manufacturing facilities under capital and operating leases with various terms. Certain leases contain renewal or purchase options. Future minimum payments, by year, and in the aggregate, under these leases with initial or remaining terms of one year or more consisted of the following at December 31, 2000:

                                                                                       MINIMUM
                                                              CAPITAL    OPERATING     SUBLEASE
                                                              LEASES      LEASES        INCOME       NET
                                                              ------      ------        ------       ---
          2001.................................                 .2        $ 8.7         $ 1.3       $ 7.6
          2002.................................                 .2          7.3           1.1         6.4
          2003.................................                 .2          5.1           1.1         4.2
          2004.................................                 .2          3.4            .6         3.0
          2005.................................                 .2          2.5            .2         2.5
          Thereafter...........................                 .3         10.6            --        10.9
                                                              ----        -----         -----       -----
          Total minimum lease payments.........                1.3         37.6           4.3        34.6
                                                                          =====         =====       =====
          Amount representing interest.........                (.3)
                                                              ----
          Present value of minimum lease payments              1.0
                                                              ====


    The weighted average interest rate for capital leases is 6.9%. These obligations mature in varying amounts through 2007. Rental expense for all operating leases was $15.3 million, $8.2 million and $6.7 million in 2000, 1999 and 1998 respectively.

    The cost of assets capitalized under leases is as follows at December 31:

                                                           2000      1999
                                                           ----      ----
              Land, buildings and improvements            $ 2.3     $ 2.3
              Less accumulated depreciation                 1.3       1.2
                                                          -----     -----
                Cost of leased assets-- net               $ 1.0     $ 1.1
                                                          =====     =====

    LITIGATION -- As of December 31, 2000, the Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company's financial condition and results of operations. The Company is involved in two remediation actions to clean up hazardous wastes as required by federal and state laws.

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

    Effective as of the Spin-off, Company employees who had accrued benefits under a Crane pension plan became fully vested in those benefits and stopped accruing benefits under the Crane pension plan after the Spin-off.

    Prior to the Spin-off, the Company was charged its proportionate share of the total expense for the plans. Pension expense related to Crane's defined benefit pension plans was $1.1 million and $0.8 million in 1999 and 1998, respectively.

    The Company also participates in several multi-employer pension plans that provide benefits to certain employees under collective bargaining agreements. Total contributions to these plans were $0.6 million, $0.5 million, $0.5 million in 2000, 1999 and 1998, respectively.

    HEALTH BENEFITS PLANS -- Prior to the Spin-off, employees hired before January 1, 1992 were eligible for post-retirement medical and life insurance benefits if they met minimum age and service requirements.

    Effective with the Spin-off, the Company will pay 50% of any premium or cost of such coverage for its current retirees between the ages of 55 and 65. All other employees not currently qualified will not receive postretirement medical and life insurance benefits. The reduction in benefits resulted in a curtailment gain of $5.9 million in 1999.

    The following table sets forth the amounts recognized in the Company's balance sheet at December 31, for the Company sponsored postretirement benefit plan:

                                                             2000         1999         1998
                                                             ----         ----         ----
Change in benefit obligation:
  Benefit obligation at beginning of year ............      $  .3        $ 7.3        $ 6.8
  Plan participant contributions .....................         .1           .2
  Service cost .......................................         --           .2           .2
  Interest cost ......................................         --           .4           .5
  Amendments .........................................         --         (1.0)          --
  Actuarial (gain) loss ..............................         .2         (1.3)          --
  Curtailment ........................................         --         (5.1)          --
  Benefits paid ......................................        (.3)         (.4)         (.2)
                                                            -----        -----        -----
  Benefit obligation at end of year ..................      $  .3        $  .3        $ 7.3
                                                            =====        =====        =====
Funded status ........................................      $ (.3)       $ (.3)       $(7.3)
Unrecognized net actuarial (gain) loss ...............       (1.2)        (1.8)          .3
                                                            -----        -----        -----
  Accrued benefit cost ...............................      $(1.5)       $(2.1)       $(7.0)
                                                            =====        =====        =====
Discount rate ........................................       7.75%        7.50%        6.75%
Components of net periodic benefit cost:
  Service cost .......................................      $  --        $  .2        $  .2
  Interest cost ......................................         --           .4           .5
  Amortization of prior service cost .................         --          (.1)          --
  Recognized actuarial gain ..........................        (.3)         (.1)          --
                                                            -----        -----        -----
                                                              (.3)          .4           --
  Recognition of curtailment gain ....................         --         (5.9)          --
                                                            -----        -----        -----
Net periodic benefit cost ............................      $ (.3)       $(5.5)       $  .7
                                                            =====        =====        =====

    In 2000, the cost of covered healthcare benefits was assumed to increase 7.5%, and then to decrease gradually to 5.0% by 2006 and remain at that level thereafter. In 1999, the cost of covered healthcare benefits was assumed to increase 7.2%, and then to decrease gradually to 5.0% by 2005 and remain at that level thereafter. A one percentage point change would not have material effect on the total service and interest cost components or on the post retirement benefit obligation.

    DEFINED CONTRIBUTION PLANS -- Effective with the spin-off, the Company established a new qualified defined contribution plan for its employees that is substantially similar to the Crane plan.

    At the spin-off date, all of the account balances of employees under the Crane plan became fully vested and a corresponding amount of assets were transferred from the Crane plan to one or more of the qualified defined contribution plans maintained by the Company.

    The cost of the defined contribution plans to the Company was $1.9 million, $1.5 million and $1.7 million in 2000, 1999 and 1998, respectively.

11.  STOCK AND INCENTIVE COMPENSATION PLANS

     1999 STOCK INCENTIVE PLAN

     The 1999 Stock Incentive Plan authorizes the issuance of 7% of the issued and outstanding stock of the Company up to a maximum of 2 million shares of common stock under the Plan. The Plan allows the Company to grant awards to key employees including restricted stock awards, stock options, and stock appreciation rights, subject primarily to the requirement of continuing employment. The awards under this plan are available for grant over a period of ten years from the date on which the plan was adopted, but the grants may vest beyond the ten-year period. Stock options issued by the Company are exercisable at a future time as specified by the Company and expire ten years from the date of grant. The exercise price of stock options may not be less than the fair market value of the common stock at the date of grant.

     The Company is authorized to grant shares of restricted stock to employees. No monetary consideration is paid by employees who receive restricted stock. Restricted stock can be granted with or without performance restrictions. In 2000, the Company granted 65,000 shares of restricted stock under the 1999 Stock Incentive Plan at a market value of $4.25 per share and recorded the total market value of the shares granted as unearned compensation in the Statement of Shareholders' Equity. The unearned compensation is being amortized to expense over a five-year vesting period.

     EVA INCENTIVE COMPENSATION PLAN

     Under the Company's EVA Incentive Compensation Plan (the "EVA Plan"), participants in the EVA Plan may elect to allocate 50% of their incentive award to a stock subaccount. Participants who make this election will have restricted shares granted to them with a two year vesting period, with the restrictions lapsing evenly each year. The number of restricted shares issued is calculated by dividing the cash award by the fair market value of the Company's stock at the date of the allocation. If the participant does not make this election, 100% of the participants EVA award is allocated to a cash account. Each participant with a positive aggregate account balance will receive an annual payout of a specified percentage of his or her account, with the standard payout percentage being one-third each year. A participants entire cash subaccount balance will become payable and his or her restricted stock will fully vest upon normal retirement at age 65, death, disability or a change in control (as defined in the EVA Plan).

     ACCOUNTING FOR STOCK-BASED COMPENSATION

    Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation", sets forth a fair value based method of recognizing stock-based compensation expense. As permitted by SFAS No. 123, the Company has elected to apply APB No. 25, "Accounting for Stock Issued to Employees", to account for its stock-based compensation plans.

     Had the compensation cost for these plans been determined according to SFAS No. 123, the Company's net income and earnings per share would have been the following pro forma amounts for the year ended December 31:


           (Millions of dollars, except per share amounts)        2000(1)
                                                                  -------

           NET INCOME
           As reported                                            $ 13.6
           Pro forma                                                13.2

           BASIC EPS
           As reported                                            $  .66
           Pro forma                                                 .64

           DILUTED EPS
           As reported                                            $  .66
           Pro forma                                                 .64

    (1) There were no stock options outstanding prior to January 1, 2000.

     For purposes of the pro forma disclosure, the fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                                    2000
                                                                    ----
             ASSUMPTIONS:
             Volatility                                              45%
             Risk-free interest rate                                4.9%
             Dividend yield                                           0%
             Expected life of options (years)                         5
             Weighted average grant date fair value of
               options granted under the 1999 stock
               incentive plan                                     $1.98


     The following table summarizes the stock option transactions pursuant to the Company's stock incentive and stock option plans for the one-year period ended December 31, 2000:

                                                                               Weighted Average
                                                                     Shares     Exercise Price
                                                                     (000s)      Per Share ($)
                                                                     ------      -------------
             Options outstanding at December 31, 1999                   --             --
             Granted                                                   896           4.34
             Exercised                                                  --             --
             Forfeited                                                 (94)          4.29
                                                                      ----           ----
             Options outstanding at December 31, 2000                  802           4.35
             Exercisable options at December 31, 2000                   --             --
             Shares available for grant at December 31, 2000           574


    The following table summarizes information about stock options outstanding at December 31, 2000:

                                                           OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE

                                                 Weighted Average
                          Number Outstanding         Remaining                               Number Exercisable
       Range of              At 12/31/00         Contractual Life       Weighted Average         at 12/31/00       Weighted Average
    Exercise Price             (000's)                (Years)            Exercise Price           (000s)            Exercise Price
    --------------             -------                -------            --------------           ------            --------------

    $ 4.29 to $4.73              802                    9.1                  $ 4.35                  --                    --


12.  INCOME TAXES

    A reconciliation between income taxes based on the application of the statutory federal income tax rate to income taxes as set forth in the consolidated statements of income follows:

                                                     2000       1999       1998
                                                     ----       ----       ----
      Federal statutory rate ...................     35.0        35.0     35.0
      Increase in taxes resulting from:
          State and local taxes.................      2.7         2.0      1.9
          Nondeductible items and other ........      1.2         4.0       .9
                                                     ----        ----     ----
      Effective income tax rate ................     38.9        41.0     37.8

    Deferred income taxes at December 31 are comprised of the following:

                                                              2000                   1999
                                                              ----                   ----
                                                      ASSETS    LIABILITIES    ASSETS    LIABILITIES
                                                      ------    -----------    ------    -----------

Accelerated depreciation .....................       $    --      $   2.9      $    --      $   .6
                                                     -------      -------      -------      ------
Purchase price book and tax basis
  differences ................................           6.0         12.2
Inventory related ............................           2.7          3.9
Insurance related ............................           1.1           --          1.3          --
Employee benefits related ....................           1.7           --          1.8          --
Other accrued liabilities ....................           1.8           --          6.3          --
Other ........................................           1.3           --           .8         2.9
                                                     -------      -------      -------      ------
Total ........................................       $  11.9      $   5.6      $  22.3      $  7.4
                                                     =======      =======      =======      ======


    The provision for income taxes is composed of the following:

                            2000        1999        1998
                            ----        ----        ----
Current:
  U.S. Federal tax         $  2.3      $  3.3      $  7.7
  State and local tax          .3          .2          .6
                           ------      ------      ------
       Total current          2.6         3.5      $  8.3
                           ------      ------      ------
Deferred:
  U.S. Federal tax            5.3         2.2         (.1)
  State and local tax          .6          .2          --
                           ------      ------      ------
  Total deferred              5.9         2.4         (.1)
                           ------      ------      ------
       Total income tax    $  8.5      $  5.9      $  8.2
                           ======      ======      ======

13.  SALES BY PRODUCT

    The Company operates in one business segment, the distribution of building materials used principally in new residential construction and in home improvement, remodeling and repair work. The Company derives substantially all of its revenues from domestic customers. The following table presents the Company's sales by product:

                                                2000         1999        1998
                                                ----         ----        ----
Doors ....................................    $  364.8      $272.2      $259.9
Specialty building materials .............       279.1       169.8       140.9
Windows ..................................       193.1       138.7       133.0
Lumber and other commodity products ......       128.7       119.9        85.0
Mouldings ................................       107.2        99.7        88.6
                                              --------      ------      ------
     Total sales .........................    $1,072.9      $800.3      $707.4
                                              ========      ======      ======

14. BASIC AND DILUTED EARNINGS PER SHARE


     The following table provides a reconciliation of the numerators and denominators of basic and diluted earnings per share share computations for the years ended December 31:


                                                2000           1999          1998
                                                ----           ----          ----

Net income (in millions) (numerator)          $  13.6        $   8.5       $  13.6

Computation of Basic Shares Outstanding
    (in thousands, except per share
    amounts)

Weighted average number of basic shares
    outstanding (denominator)                  20,584         14,260        13,973

Basic earnings per common share               $   .66        $   .59       $  1.17

Computation of Diluted Shares
    Outstanding (in thousands, except
    per share amounts)

Weight average number of basic shares
    outstanding                                20,584         14,260        13,973

Common Stock equivalents for diluted
    shares outstanding                             13             --            --

Weighted average number of diluted
    shares outstanding (denominator)           20,597         14,260        13,973

Diluted earnings per common share             $   .66        $   .59       $  1.17



15. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table provides selected consolidated financial information on a quarterly basis for each quarter of 2000 and 1999. The Company's business is seasonal and particularly sensitive to weather conditions. Interim amounts are therefore subject to significant fluctuations.

                                                                  FIRST         SECOND       THIRD         FOURTH       FULL
                                                                 QUARTER        QUARTER     QUARTER        QUARTER      YEAR
                                                                 -------        -------     -------        -------      ----
     2000
     Net sales........................................           $ 282.0         $285.6     $ 278.2        $ 227.1    $1,072.9
     Gross profit.....................................              54.1           56.9        57.9           50.6       219.5
     Operating profit.................................               8.4           11.8        11.1            2.7        34.0
     Net income before extraordinary items                           3.7            5.4         5.0             --        14.1
     Net income.......................................               3.7            4.9         5.0             --        13.6
     Basic and diluted earning per share before
     extraordinary items..............................               .18            .26         .24             --         .68
     Loss per share from extraordinary items                          --          (.02)          --             --       (.02)
                                                                 -------         ------     -------        -------    --------
     Basic and diluted earnings per share.............               .18            .24         .24             --         .66
     1999
     Net sales........................................           $ 174.8         $205.9     $ 214.2        $ 205.4    $  800.3
     Gross profit.....................................              34.1           40.7        42.6           43.8       161.2
     Operating profit.................................               4.0            7.6         7.7            3.5        22.8
     Net income.......................................               1.3            3.3         3.9             --         8.5
     Basic and diluted earnings per share.............               .09            .23         .28             --         .59

ITEM 9--CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10--DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by Item 10 (other than the information regarding executive officers set forth at the end of Part I of this Form 10-K) will be contained in the Company's definitive Proxy Statement for its 2001 Annual Meeting of Shareholders under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance," and is incorporated herein by reference.

ITEM 11--EXECUTIVE COMPENSATION

    The information required by Item 11 will be contained in the Company's definitive Proxy Statement for its 2001 Annual Meeting of Shareholders under the captions "Election of Directors" and "Executive Compensation," and is incorporated herein by reference.

ITEM 12--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by Item 12 will be contained in the Company's definitive Proxy Statement for its 2001 Annual Meeting of Shareholders under the captions "Beneficial Ownership of Common Stock by Directors and Management," "Election of Directors" and "Principal Stockholders of the Company," and is incorporated herein by reference.

ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by Item 13 will be contained in the Company's definitive Proxy Statement for its 2001 Annual Meeting of Shareholders under the caption "Other Transactions and Relationships," and is incorporated herein by reference.

                                     PART IV

ITEM 14--EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

    The financial statements, financial statement schedules and exhibits listed below are filed as part of this annual report:

(a)(1) FINANCIAL STATEMENTS:

    The following consolidated financial statements of the Company and the Report of Independent Auditors thereon are included in Item 8 above:

    Consolidated Balance Sheets as of December 31, 2000 and 1999

    Consolidated Statements of Income and Retained Earnings for the Years Ended December 31, 2000, 1999 and 1998

    Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 2000, 1999 and 1998

    Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998

    Notes to Consolidated Financial Statements for the Years Ended December 31, 2000, 1999 and 1998

    Independent Auditors' Report of Deloitte & Touche LLP, Independent Auditors

(a)(2) FINANCIAL STATEMENT SCHEDULES:

    None.

(a)(3) EXHIBITS:

   EXHIBIT
   NUMBER                          DESCRIPTION
   ------    ------------------------------------------------------
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

    3.2 Bylaws of the Company. (Incorporated by reference from Exhibit 3.2 to Amendment No. 4 to the Company's
             Registration Statement on Form 10 (File No. 1-14982) filed with the Commission on December 6, 1999.)

    4.1 Rights Agreement dated December 6, 1999 between the Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent. (Incorporated by reference from Exhibit
             4.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.)

    4.2 Amendment No. 1 to Rights Agreement between the Company and ChaseMellon Shareholders Services, L.L.C.
             (Incorporated by reference from Exhibit 4.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.)

    4.3 Credit Agreement dated April 25, 2000 between the Company and Chase Manhattan Bank, as agent for the lenders named therein, and the Lenders. (Incorporated by reference from Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.)

    4.4 Form of Revolving Loan Note dated April 25, 2000 in favor of certain lenders. (Incorporated by reference from Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.)

    4.5      Schedule to Form of Revolving Loan Note dated April
             25, 2000 in favor of certain lenders. (Incorporated by reference from Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.)

    4.6      Certificate of Designations of Series A Junior
             Participating Preferred Stock of the Company. (Incorporated by reference from Exhibit 4.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.)

   10.1 Tax Allocation Agreement by and between Crane and the Company dated December 16, 1999. (Incorporated by reference from Exhibit 10.1 to the Company's Annual
             Report on Form 10-K for the year ended December 31, 1999.)

   10.2      Employee Matters Agreement between Crane and the
             Company dated December 16, 1999. (Incorporated by reference from Exhibit 10.2 to the Company's Annual
             Report on Form 10-K for the year ended December 31, 1999.)

  *10.3 EVA Incentive Compensation Plan. (Incorporated by reference from Exhibit 10.3 to the Company's Annual
             Report on Form 10-K for the year ended December 31, 1999.)

  *10.4      Form of Restricted Stock Agreement under the Company's
             EVA Incentive Compensation Plan. (Incorporated - by reference from Exhibit 10.4 to the Company's Annual
             Report on Form 10-K for the year ended December 31, 1999.)

  *10.5      Non-Employee Director Restricted Stock Plan.
             (Incorporated by reference from Exhibit 10.4 to Amendment No. 4 to the Company's Registration Statement on Form 10 (File No. 1-14982) filed with the Commission on December 6, 1999.)

  *10.6 Form of Stock Option Agreement under the Company's Stock Incentive Plan. (Incorporated by reference from Exhibit 10.6 to the Company's Annual Report on Form
             10-K for the year ended December 31, 1999.)

  *10.7 Schedule to Stock Option Agreement under the Company's Stock Incentive Plan. (Filed herewith.)

  *10.8      Stock Incentive Plan. (Incorporated by reference from
             Exhibit 10.5 to Amendment No. 4 to the Company's Registration Statement on Form 10 (File No. 1-14982) filed with the Commission on December 6, 1999.)

  *10.9 Form of Indemnification Agreement for Executive Officers and Directors. (Incorporated by reference from Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.)

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

 *10.12 Form of Employment Agreement between the Company and certain of its executive officers. (Incorporated by reference from Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.)

 *10.13 Schedule to Employment Agreement between the Company and certain of its executive officers. (Filed herewith.)

  10.14 Registration Rights Agreement by and between The Rugby Group PLC and the Company dated December 16, 1999. (Incorporated by reference from Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.)

 *10.15 Restricted Stock Agreement dated January 24, 2000 between the Company and Barry J. Kulpa. (Incorporated by reference from Exhibit 10.15 to the Company's Annual
             Report on Form 10-K for the year ended December 31, 1999.)

 *10.16 Restricted Stock Agreement dated December 17, 1999 between the Company and Barry J. Kulpa. (Incorporated by reference from Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.)

  10.17 Restricted Stock Agreement dated December 17, 1999 between the Company and Barry J. Kulpa. (Incorporated by reference from Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.)

 *10.18 Description of Stock Option Grant by the Company to certain non-employee directors. (Filed herewith)

   13.1 Pages 2 through 3, 6 through 10 and 12 through 16 of the Company's definitive Proxy Statement for its 2001 Annual Meeting of Shareholders. (Filed herewith.)

   21.1      Subsidiaries of the Company. (Filed herewith.)

   23.1 Consent of Deloitte & Touche LLP, independent certified public accountants. (Filed herewith.)

----------

* Management contract or compensatory plan or arrangement.

    The registrant hereby agrees to furnish supplementally to the Commission, upon request, a copy of any omitted schedule to any of the agreements contained or incorporated by reference herein.

(b) Reports on Form 8-K:

    The Company filed a Current Report on Form 8-K dated September 1, 2000, which reported under Item 5 that the Company had discontinued its distribution agreement with Andersen Windows and Doors, one of its vendors.

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

                                         HUTTIG BUILDING PRODUCTS, INC.

                                         By: /s/ BARRY J. KULPA
                                         ------------------------------
                                         Barry J. Kulpa
                                         President, and Chief Executive Officer

Date: February 16, 2001

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           SIGNATURE                         TITLE                 DATE

/s/ BARRY J. KULPA               President, Chief Executive   February 16, 2001
------------------                 Officer (Principal
Barry J. Kulpa                     Executive) and Director


/s/ KENNETH E. THOMPSON          Vice President,              February 16, 2001
-----------------------            Administration, Chief
Kenneth E. Thompson                Financial Officer and
                                   Secretary (Principal
                                   Financial Officer)

/s/ THOMAS S. McHUGH             Corporate Controller         February 16, 2001
--------------------               (Principal Accounting
Thomas S. McHugh                   Officer)

/s/ E. THAYER BIGELOW, JR.       Director                     February 16, 2001
--------------------------
E. T. Bigelow, Jr.

/s/ ALAN S. DURANT               Director                     February 16, 2001
------------------
Alan S. Durant

/s/ R. S. EVANS                  Chairman of the Board        February 16, 2001
---------------
R. S. Evans

/s/ R. S. FORTE                  Director                     February 16, 2001
---------------
R. S. Forte

/s/ DORSEY R. GARDNER            Director                     February 16, 2001
---------------------
Dorsey R. Gardner

/s/ DELBERT  TANNER              Director                     February 16, 2001
-------------------
Delbert Tanner

/s/ JAMES L. L. TULLIS           Director                     February 16, 2001
----------------------
James L. L. Tullis