Form 10-Q
period 2001-03-31
HUTTIG BUILDING PRODUCTS INC
filed 2001-05-14
CIK 1093082

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended March 31, 2001 Commission file number 1-14982

                         HUTTIG BUILDING PRODUCTS, INC.
             (Exact name of registrant as specified in its charter)

                               Delaware 43-0334550
         (State or other jurisdiction of (I.R.S. Employer Identification incorporation No.)
                                or organization)

                           Lakeview Center, Suite 400
                          14500 South Outer Forty Road
                          Chesterfield, Missouri 63017
                    (Address of principal executive offices)

                                 (314) 216-2600
              (Registrant's telephone number, including area code)


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X] No [ ]


    The number of shares of Common Stock outstanding on March 31, 2001 was 20,583,219 shares.

PART I.     FINANCIAL INFORMATION                                      Page No.

Item 1..Financial Statements

        Consolidated Balance Sheets as of March 31, 2000
        and December 31, 2000                                               3-4

        Consolidated Statements of Income for the three months
        ended  March 31, 2001 and 2000                                        5

        Consolidated  Statement  of  Shareholders'  Equity for the three
        months ended March 31, 2001 and 2000                                  6

        Consolidated Statements of Cash Flows for the three months ended
        March 31, 2001 and 2000                                               7

        Notes to Consolidated Financial Statements.                         8-9

Item 2..Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                          9-12

Item 3...Quantitative and Qualitative Disclosures about Market Risk          12


PART II.   OTHER INFORMATION

Item 6...Exhibits and Reports on Form 8-K                                    12

                 HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                        (In Millions, Except Share Data)

                                                               March 31
                                                                 2001           December 31
                                                              (unaudited)          2000
                                                             --------------    --------------
ASSETS

CURRENT ASSETS:
  Cash and equivalents                                               $ 6.2             $ 3.6
  Accounts receivable, net                                            98.9              83.5
  Inventories                                                         77.2              71.5
  Prepaid expenses                                                     1.9               1.5
  Income tax receivable                                                1.8               1.3
                                                             --------------    --------------
           Total current assets                                      186.0             161.4
                                                             --------------    --------------

PROPERTY, PLANT AND EQUIPMENT -
At cost:
  Land                                                                 6.7               6.7
  Buildings and improvements                                          34.7              34.6
  Machinery and equipment                                             31.6              30.9
                                                              --------------   --------------

           Gross property, plant and equipment                        73.0              72.2
  Less accumulated depreciation                                       33.7              32.6
                                                             --------------    --------------
           Property, plant and equipment - net                        39.3              39.6
                                                             --------------    --------------

OTHER ASSETS:
  Costs in excess of net assets acquired, net                         36.0              36.6
  Other                                                                5.5               5.3
  Deferred income taxes                                                7.3               6.3
                                                             --------------    --------------
                                                             --------------    --------------
           Total other assets                                         48.8              48.2
                                                             --------------    --------------
                                                             --------------    --------------
TOTAL                                                              $ 274.1           $ 249.2
                                                             ==============    ==============

                 see notes to consolidated financial statements

                 HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                        (In Millions, Except Share Data)

                                                                           March 31
                                                                             2001          December 31
                                                                          (unaudited)          2000
                                                                        ---------------   --------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of debt                                                         $ 0.2            $ 0.2
  Accounts payable - trade and collections as agents                               72.3             63.1
  Deferred income taxes                                                             0.4                -
  Accrued payrolls                                                                  5.8              9.6
  Accrued insurance                                                                 3.9              4.3
  Other accrued liabilities                                                         7.1              8.6
                                                                        ---------------   --------------

           Total current liabilities                                               89.7             85.8
                                                                        ---------------   --------------

NON-CURRENT LIABILITIES:
  Debt                                                                            100.3             80.9
  Fair value of derivative instruments                                              3.7                -
  Accrued postretirement benefits                                                   1.5              1.5
                                                                        ---------------   --------------

           Total non-current liabilities                                          105.5             82.4
                                                                        ---------------   --------------

 COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred shares; $.01 par (5,000,000 shares authorized)                           -                -
  Common shares; at March 31, 2001 - $.01 par (50,000,000 shares authorized-
    20,896,145 shares issued); at December 31, 2000 - $.01 par (50,000,000
    shares authorized - 20,866,145 shares issued)                                  0.2              0.2
  Additional paid-in capital on common stock                                      33.4             33.2
  Retained earnings                                                               49.0             49.1
  Unearned compensation - restricted stock                                        (0.5)            (0.4)
  Accumulated other comprehensive loss                                            (1.9)               -
  Less:  Treasury shares (312,926 and 278,433 shares at cost)                     (1.3)            (1.1)
                                                                        ---------------   --------------

           Total shareholders' equity                                              78.9             81.0
                                                                        ---------------   --------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $ 274.1          $ 249.2
                                                                        ===============   ==============

                 see notes to consolidated financial statements

                 HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)

                     (In Millions, Except Per Share Amounts)

                                                                                                 Three Months ended March 31
                                                                                                    2001                  2000
                                                                                           ------------------    ------------------
NET SALES                                                                                         $ 217.6               $ 281.9
OPERATING COSTS AND EXPENSES:
     Cost of sales                                                                                  171.4                 227.8
     Operating expenses                                                                              41.3                  47.8
     Depreciation and amortization                                                                    2.0                   1.8
     Restructuring charges, net                                                                         -                   1.2
     Gain on disposal of capital assets                                                                 -                  (5.1)
                                                                                           ------------------    ------------------

                 Total operating costs and expenses                                                  214.7                273.5
                                                                                           ------------------    ------------------

OPERATING PROFIT                                                                                       2.9                 8.4
                                                                                           ------------------    ------------------

OTHER INCOME (EXPENSE):
     Interest expense                                                                                 (2.5)                (2.2)
     Unrealized loss on derivatives                                                                   (0.6)                   -
                                                                                           ------------------    ------------------

                 Total other expense                                                                   (3.1)               (2.2)
INCOME (LOSS) BEFORE TAXES                                                                             (0.2)               6.2
PROVISION (BENEFIT) FOR INCOME TAXES                                                                   (0.1)               2.5
                                                                                           ------------------    ------------------

NET INCOME (LOSS)                                                                                    $ (0.1)             $ 3.7
                                                                                           ==================    ==================

NET INCOME (LOSS) PER BASIC SHARE                                                                   $ (0.01)             $ 0.18
AVERAGE BASIC SHARES OUTSTANDING                                                                       20.6                20.6
NET INCOME (LOSS) PER DILUTED SHARE                                                                 $ (0.01)             $ 0.18
AVERAGE DILUTED SHARES OUTSTANDING                                                                     20.6                20.6

                 see notes to consolidated financial statements

                 HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)

                                  (In Millions)

                                                                                                        Accumulated
                          Common Shares   Additional                      Unearned         Treasury        Other          Total
                          Outstanding,     Paid-In         Retained      Compensation -    Shares,      Comprehensive  Shareholders'
                          at Par Value     Capital         Earnings       Restricted       at Cost          Loss          Equity
                                                                            Stock
                         ------------    -------------   -------------   ------------    -------------  -------------  -------------
Balance at
December 31, 1999           $ 0.2           $ 32.9          $ 35.5         $ (0.2)          $ (1.1)                       $ 67.3

Net Income                                                     3.7                                                           3.7

Restricted stock
issued, net of
amortization expense            -            $ 0.3                           (0.3)                                             -
                        ------------    -------------   -------------   ------------    -------------  -------------  -------------

Balance at
March 31, 2000               $ 0.2           $ 33.2          $ 39.2         $ (0.5)          $ (1.1)             $         $ 71.0
                         ============    =============   =============   ============    =============  =============  =============


Balance at
December 31, 2000              0.2             33.2            49.1           (0.4)            (1.1)             -         $ 81.0

Net Income (Loss)                                             (0.1)                                                         (0.1)

Fair market value
adjustment of derivatives,
net of tax                                                                                                    (1.9)          (1.9)
                                                       -------------                                  -------------  -------------

  Comprehensive Income (Loss)                                  (0.1)                                          (1.9)          (2.0)

Restricted stock issued, net
of amortization expense          -              0.2                           (0.1)                                           0.1

Purchase of treasury stock                                                                     (0.2)                         (0.2)
                         ------------    -------------   -------------   ------------    -------------  -------------  -------------

Balance at
March 31, 2001                 0.2             33.4            49.0           (0.5)            (1.3)          (1.9)          78.9
                         ============    =============   =============   ============    =============  =============  =============

                 see notes to consolidated financial statements

                 HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                  (In Millions)

                                                                                     Three Months Ended March 31,
                                                                                     2001                     2000
                                                                             ---------------------    ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income (loss)                                                                     $ (0.1)                   $ 3.7
     Gain on disposal of capital assets                                                         -                     (5.1)
     Depreciation and amortization                                                            2.0                      1.8
     Deferred taxes                                                                          (0.6)                     0.3
     Unrealized loss on derivatives, net                                                      1.8                        -
     Changes in operating assets and liabilities
     (exclusive of acquisitions):
          Accounts receivable                                                               (15.4)                    (8.1)
          Inventories                                                                        (4.7)                   (11.2)
          Other current assets                                                               (1.0)                    (1.3)
          Accounts payable                                                                    9.2                     15.6
          Accrued liabilities                                                                (5.7)                     0.4
                                                                             ---------------------    ---------------------

                Total cash from operating activities                                        (14.5)                    (3.9)
                                                                             ---------------------    ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                                    (0.9)                    (1.2)
     Proceeds from disposition of capital assets                                                -                      7.1
     Cash used for acquisitions                                                              (1.2)                       -
                                                                             ---------------------    ---------------------

                Total cash from investing activities                                         (2.1)                     5.9
                                                                             ---------------------    ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowing (Repayment) of long-term debt                                                    -                     (0.1)
     Borrowing (Repayment) of revolving credit agreement                                     19.4                     (0.7)
     Purchase of treasury stock                                                              (0.2)                       -
                                                                             ---------------------    ---------------------

                Total cash from financing activities                                         19.2                     (0.8)
                                                                             ---------------------    ---------------------

NET INCREASE IN CASH AND EQUIVALENTS                                                          2.6                      1.2
CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                                     3.6                      6.8
                                                                             ---------------------    ---------------------

CASH AND EQUIVALENTS, END OF PERIOD                                                         $ 6.2                    $ 8.0
                                                                             =====================    =====================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Interest paid                                                                          $ 1.8                    $ 2.2
                                                                             =====================    =====================

     Income taxes paid                                                                      $ 0.2                    $ 1.9
                                                                             =====================    =====================

                 see notes to consolidated financial statements

                 HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  (In Millions)

1........BASIS OF PRESENTATION

The consolidated financial statements included herein have been prepared by Huttig Building Products, Inc. (the "Company" or "Huttig") on a consolidated basis, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the information presented not misleading. It is recommended that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K. This financial information reflects, in the opinion of management, all adjustments, consisting only of normal recurring items, necessary to present fairly the results for the interim periods presented.

The consolidated results of operations and resulting cash flows for the interim periods presented are not necessarily indicative of the results that might be expected for the full year. Due to the seasonal nature of Huttig's business, profitability is usually lower in the Company's first and fourth quarters than in the second and third quarters.

2. RESERVE ACTIVITY

In December 1999, the Company recorded restructuring costs to consolidate and integrate various branch operations and support functions. During fiscal 2000, approximately $6.2 million was charged against this reserve, which included $2.5 million for inventory impairment, leaving a balance of $0.2 million at December 31, 2000. The remaining balance was fully utilized during the first quarter of 2001.

Also in December 1999, the Company established a reserve for asset impairments and costs expected to be incurred to exit certain activities connected with the acquisition of Rugby USA, Inc. ("Rugby".) During fiscal 2000, approximately $6.7 million was charged against this reserve, leaving a balance of $0.2 million at December 31, 2000. The remaining balance was fully utilized in the first quarter of 2001.

During the fourth quarter of 2000, the Company recorded $2.1 million as a restructuring charge related to the termination of Huttig's distribution agreement with Andersen Windows and Doors, of which $0.8 million was included in cost of sales. The charge was primarily for items related to inventory impairment and downsizing of branch operations that previously distributed Andersen products. Approximately $1.0 million was charged against this reserve during the fourth quarter of 2000, leaving a balance of $1.1 million at December 31, 2000. During the first quarter of 2001, $0.4 million was charged against this reserve, which includes $0.2 million for inventory impairment. The Company anticipates that the remaining restructuring activity will be substantially complete by the end of the second quarter of 2001.

3.  DEBT

Debt consisted of the following at March 31, 2001 and December 31, 2000:
                                                March 31        December 31,
                                                  2001               2000
                                              --------------    ---------------
Revolving credit agreement                           $ 99.5             $ 80.0
Capital lease obligations                               0.9                1.0
Industrial revenue bond                                 0.1                0.1
                                              --------------    ---------------
     Total debt                                       100.5               81.1
Less: current portion                                   0.2                0.2
                                              --------------    ---------------
                                              --------------    ---------------
Long-term debt                                      $ 100.3             $ 80.9
                                              ==============    ===============
At March 31, 2001, the Company had three interest rate swap agreements with a total notional principal amount of $80 million. These swap agreements currently provide for a fixed weighted average rate of 8.9% on $80 million of the Company's revolving credit borrowings. The interest rate on the remainder of the outstanding borrowings under the revolving credit agreement is equal to a floating rate of LIBOR plus 175 basis points.

4.       DERIVATIVES AND INTEREST RATE RISK MANAGEMENT

Effective January 1, 2001, Huttig adopted SFAS 133, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments used for hedging activities. All derivative instruments, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income (OCI) and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. If the derivative is not designated as a hedge for accounting purposes, changes in fair value are immediately recognized in earnings.

The Company holds three interest rate swap agreements, with a total notional amount of $80 million, that are used to hedge interest rate risks related to its variable rate borrowings. Two of the interest rate swap agreements, with notional amounts totaling $42.5 million, which management believes are economic hedges and mitigate exposure to fluctuations in variable interest rates, do not qualify as hedges for accounting purposes. The remaining interest rate swap, with a notional amount of $37.5 million, is accounted for as a cash flow hedge.

The adoption of SFAS 133 on January 1, 2001 resulted in an increase to non-current liabilities of $2.8 million and a cumulative pre-tax reduction to OCI of $2.8 million ($1.8 million after-tax). Of the reduction to OCI at January 1, 2001, $1.4 million is related to the two interest rate swaps that have not been designated as hedges for accounting purposes. Of this amount, $0.9 million will be reclassified into earnings during the next twelve months.

For the three months ended March 31, 2001, a total unrealized loss on derivatives of $0.6 million was recorded, after operating profit. This includes $0.2 million that was reclassified from OCI and $0.4 million related to the change in fair value on the two interest rate swaps that are not designated as hedges for accounting purposes. The interest rate swap that is designated as a cash flow hedge was determined to be highly effective and substantially all of the change in the fair value was charged to OCI.

There is no impact on cash flow as a result of the accounting treatment required by SFAS 133 for the three interest rate swap agreements.

5.       EARNINGS PER SHARE

Basic earnings per share is computed by dividing income available to common shareholders by weighted average shares of common stock outstanding. Diluted earnings per share reflects the effect of all other outstanding common stock equivalents using the treasury stock method.

For the three months ended March 31, 2001, there was no difference between the number of shares outstanding for basic and diluted loss per share as the assumed exercise of outstanding stock options would have an anti-dilutive effect due to the net loss.

For the three months ended March 31, 2000, there was no difference between basic and diluted shares outstanding since the average market price of the common stock during these three months was less than the exercise prices on outstanding stock options.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Huttig Building Products, Inc. is one of the largest domestic distributors of building materials that are used principally in new residential construction and in home improvement, remodeling and repair work. Its products are distributed through 59 distribution centers serving 45 states, principally to building materials dealers (who, in turn, supply the end-user), directly to professional builders and large contractors, and to home centers, national buying groups and industrial and manufactured housing builders. The Company's American Pine Products manufacturing facility, located in Prineville, Oregon, produces softwood moldings. Approximately 38% of American Pine's sales were to Huttig's distribution centers in the three months ended March 31, 2001.

The following table sets forth the Company's sales, by product classification as a percentage of net sales, for the three months ended March 31, 2001 and 2000:
                                               Three Months Ended March 31
                                         --------------------------------------

                                                2001                  2000
                                         -----------------   -------------------

Doors                                            38%                   33%
Specialty Building Materials                     32%                   27%
Lumber & Other Comodity Materials                13%                   17%
Windows*                                          6%                   12%
Mouldings                                        11%                   11%
                                         ------------------   ------------------

   Total Net Product Sales                      100%                  100%
                                        ==================    ==================

               * Sales of Andersen products totaled $ 15.9 million in the three months ended March 31, 2000. Excluding Andersen, windows would have accounted for 6% of total net sales in the three months ended March 31, 2000.

Results from Operations

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

Net sales for the three months ended March 31, 2001 were $217.6 million, a 23% decrease from the first quarter of 2000 when sales were $281.9. This decrease is partly attributable to deflation in commodity wood and wallboard products, which negatively impacted sales in the first quarter of 2001 by approximately $19.5 million compared to the first quarter of last year. Additionally, the Company stopped distributing Andersen products in October 2000. In the first quarter of 2000, total sales of Andersen products were $15.9 million. The Company believes that sales were also negatively affected by the slowdown in housing starts. Per a study by FW Dodge, housing starts decreased 4.2% in the areas that Huttig services. Adverse weather conditions over much of the Company's sales regions caused many branches to close for days at time, also causing lost revenue. Same branch sales decreased 19% over the same period.

Gross profit, as a percentage of net sales, increased to 21.2% for the three months ended March 31, 2001 compared to 19.2% for the three months ended March 31, 2000. Excluding one-time charges included in the Cost of Sales in 2000, gross profit would have been 19.4% of net sales in the three months ended March 31, 2000.

Operating expenses were $41.3 million in the first quarter of 2001 compared to $47.8 million in the first quarter of 2000. The decrease is partly attributable to lower sales volume, causing a decrease in selling and delivery expenses. Also contributing to the decrease are synergies realized from combining the operations of Huttig and Rugby. Operating expenses, as a percentage of net sales, were 19.0% through March 2001, a 2.0% increase from the first quarter of 2000.

Net interest expense increased to $2.5 million in the first quarter of 2001 from $2.2 million in the same period of 2000. The Company had $19.4 million lower average outstanding debt compared to the prior year which was offset by an increase in the average interest rate. The higher rates are attributable to the interest rate swap agreements which provide for a fixed rate of interest. These swap agreements were entered into in the second quarter of 2000.

For the three months ended March 31, 2001, a total unrealized loss on derivatives of $0.6 million was recorded, after operating profit. This includes $0.2 million that was reclassified from OCI and $0.4 million related to the change in fair value on the two interest rate swaps that are not designated as hedges for accounting purposes. The interest rate swap that is designated as a cash flow hedge was determined to be highly effective and substantially all of the change in the fair value was charged to other comprehensive income.

As a result of the foregoing factors, pretax income decreased by $6.4 million to $(0.2) million.

Income taxes were provided at effective tax rates of 38.0% and 40.5% for the quarters ended March 31, 2001 and 2000, respectively.

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

For the three months ended March 31, 2001, cash increased by $2.6 million compared to an increase of $1.2 million in the prior year comparable period. The $1.4 million increase was due primarily to cash provided from financing activities. Also during the quarter, the Company purchased the assets of Monarch Manufacturing, Inc. in Baltimore, Maryland and Hope Lumber and Supply Company in Kansas City, Missouri for an aggregate cash purchase price of $1.2 million.


Financing

At March 31, 2001 the Company had a $200 million secured revolving credit facility with Chase Manhattan Bank as agent. At March 31, 2001, the Company had outstanding, three interest rate swap agreements having a total notional amount of principal of $80 million. These swap agreements currently provide for a fixed weighted average rate of 8.9% on $80 million of the Company's revolving credit borrowings. The interest rate on the remainder of the outstanding borrowings under the revolving credit agreement is a floating rate equal to LIBOR plus 175 basis points.

As of May 10, the Company had approximately $92 million of unused credit available under its revolving credit facility.

The Company believes that cash funds generated from operations and funds available under its secured credit agreement will provide sufficient funds to meet its currently anticipated requirements.

Restructuring Activities

During the fourth quarter of 2000, the Company recorded $2.1 million of restructuring charges related to the termination of Huttig's distribution agreement with Andersen Windows and Doors, of which $0.8 million was included in cost of sales. The charge was primarily for items related to inventory impairment and downsizing of branch operations that previously distributed Andersen products. Approximately $1.0 million was charged against this reserve during the fourth quarter of 2000, leaving a balance of $1.1 million at December 31, 2000. During the first quarter of 2001, $0.4 million was charged against this reserve, which includes $0.2 million for inventory impairment. The Company anticipates that the remaining restructuring activity will be substantially complete by the end of the second quarter of 2001.

Effects of Inflation

As Huttig continues to grow, its manufacturing operations should decrease as a percentage of its overall business and any impact of inflation is lessened. Furthermore, management believes that, to the extent inflation affects its costs in the future and competitive conditions permit, Huttig can offset these increased costs by increasing sales prices.

Cyclicality and Seasonality

Huttig's sales depend heavily on the strength of national and local new residential construction and home improvement and remodeling markets. The strength of these markets depends on new housing starts and residential renovation projects, which are a function of many factors beyond Huttig's control. Some of these factors include interest rates, employment levels, availability of credit, prices of commodity wood products and consumer confidence. Future downturns in the markets that Huttig serves could have a material adverse effect on Huttig's operating results or financial condition. In addition, because these markets are sensitive to cyclical changes in the economy in general, future downturns in the economy could have a material adverse effect on Huttig's financial condition and results of operations.

Huttig's first quarter revenues and, to a lesser extent, its fourth quarter revenues are typically adversely affected by winter construction cycles and weather patterns in colder climates as the level of activity in the new construction and home improvement markets decreases. Because much of Huttig's overhead and expense remains relatively fixed throughout the year, its profits also tend to be lower during the first and fourth quarters. The effects of winter construction cycles and weather patterns on Huttig's business are offset somewhat by the increase in residential construction activity during the same period in the deep South, Southwest and Southern California markets in which Huttig participates.

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



Cautionary Statement

Certain statements made in this Form 10-Q may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors are discussed in detail in Huttig Building Products, Inc. Annual Report on Form 10-K for the year ended December 31, 2000. Given these uncertainties, investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained in the Annual Report on Form 10-K or this Form 10-Q except as required by law.

ITEM 3 -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Huttig has exposure to market risk as it relates to effects of changes in interest rates. The Company had debt outstanding at March 31, 2001 under its revolving credit agreement of $99.5 million. At March 31, 2001, the Company had three interest rate swap agreements having a total notional principal amount of $80 million. These swap agreements currently provide for a fixed weighted average rate of 8.9% on $80 million of the Company's revolving credit borrowings. The interest rate on the remainder of the outstanding borrowings under the revolving credit agreement is a floating rate equal to LIBOR plus 175 basis points.

Included in the financial results is the impact of adopting SFAS 133, which establishes accounting and reporting standards for derivative and hedging activities. Huttig has three interest rate swap agreements which provide for fixed interest rates on $80 million of the Company's outstanding borrowings. Under the accounting treatment prescribed by SFAS 133, Huttig's liabilities include the fair value of these swaps of $3.7 million and shareholders' equity includes $1.9 million, net of tax, which is recorded as other comprehensive income. Included in expense, after profit from operations, is $0.6 million of an unrealized loss related to the portion of the Company's swap agreements, which do not qualify for hedge accounting treatment according to the SFAS 133 criteria. This unrealized loss resulted in a decrease to earnings per share of $.02. There is no impact on cash flow as a result of the accounting treatment required by SFAS 133.

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

(a)      Exhibits
None filed.

(b)  Reports on Form 8-K.
None filed.

          SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  HUTTIG BUILDING PRODUCTS, INC.
                                  ---------------------------------------------
                                  (Registrant)

Date: May 11, 2001                /s/ Barry J. Kulpa
                                  ---------------------------------------------
                                  Barry J. Kulpa
                                  President, Chief Executive
                                  Officer And Director
                                  (Principal Executive Officer)


Date: May 11,2001                 /s/ Kenneth E. Thompson
                                  ---------------------------------------------
                                  Kenneth E. Thompson
                                  Chief Financial Officer
                                  (Principal Financial Officer)

Date: May 11, 2001                /s/ Thomas S. McHugh
                                  ---------------------------------------------
                                  Thomas S. McHugh
                                  Corporate Controller and Treasurer
                                  (Principal Accounting Officer)