Form 10-Q
period 2001-06-30
HUTTIG BUILDING PRODUCTS INC
filed 2001-08-14
CIK 1093082

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001      COMMISSION FILE NUMBER 1-14982

                         HUTTIG BUILDING PRODUCTS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


             DELAWARE                                  43-0334550
 (STATE OR OTHER JURISDICTION OF           (I.R.S. EMPLOYER IDENTIFICATION NO.
  INCORPORATION OR ORGANIZATION)



                           LAKEVIEW CENTER, SUITE 400
                          14500 SOUTH OUTER FORTY ROAD
                          CHESTERFIELD, MISSOURI          63017
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

                                 (314) 216-2600
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


     Indicate by check mark whether the registrant; (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

     The number of shares of Common Stock outstanding on June 30, 2001 was 20,738,375 shares.

 PART I.    FINANCIAL INFORMATION

                                                                                                                          PAGE NO.
                                                                                                                          --------
            Item 1.    Financial Statements

                       Consolidated Balance Sheets as of June 30, 2001 and December 31, 2000..............................  3-4

                       Consolidated Statements of Income for the three and six months ended June 30, 2001 and 2000........  5

                       Consolidated Statements of Shareholders' Equity for the six months ended June 30, 2001 and 2000...........................................................................................  6

                       Consolidated Statements of Cash Flows for the six months ended June 30, 2001 and 2000..............  7

                       Notes to Consolidated Financial Statements.........................................................  8-10

            Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations..............  11-13

            Item 3.    Quantitative and Qualitative Disclosures about Market Risk.........................................  14


 PART II.   OTHER INFORMATION

            Item 4.    Submission of Matters to a Vote of Security Holders................................................  15

            Item 6.    Exhibits and Reports on Form 8-K...................................................................  16

                 HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                        (In Millions, Except Share Data)



                                                                           JUNE 30,               DECEMBER 31,
                                                                            2001                     2000
                                                                         ------------             ------------
                                                                         (UNAUDITED)
ASSETS
CURRENT ASSETS:
  Cash and equivalents                                                   $   6.5                    $   3.6
  Trade accounts receivable, net                                            95.7                       77.2
  Inventories                                                               83.9                       71.5
  Other current assets                                                       6.7                        9.1
                                                                         -------                    -------
         Total current assets                                              192.8                      161.4
                                                                         -------                    -------
PROPERTY, PLANT AND EQUIPMENT -
At cost:
  Land                                                                       6.7                        6.7
  Buildings and improvements                                                34.7                       34.6
  Machinery and equipment                                                   32.0                       30.9
                                                                         -------                    -------
         Gross property, plant and equipment                                73.4                       72.2
  Less accumulated depreciation                                             34.7                       32.6
                                                                         -------                    -------
         Property, plant and equipment net                                  38.7                       39.6
                                                                         -------                    -------

OTHER ASSETS:
  Costs in excess of net assets acquired, net                               35.4                       36.6
  Other                                                                      5.5                        5.3
  Deferred income taxes                                                      5.6                        6.3
                                                                         -------                    -------
         Total other assets                                                 46.5                       48.2
                                                                         -------                    -------
TOTAL ASSETS                                                             $ 278.0                    $ 249.2
                                                                         =======                    =======




                 see notes to consolidated financial statements

                 HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                        (In Millions, Except Share Data)


                                                                                   JUNE 30,           DECEMBER 31,
                                                                                    2001                 2000
                                                                                 -----------          ------------
                                                                                 (UNAUDITED)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of debt                                                         $   0.2              $   0.2
  Accounts payable - trade and collections as agents                                 83.1                 63.1
  Deferred income taxes                                                               0.9                    -
  Accrued payrolls                                                                    4.9                  9.6
  Other accrued liabilities                                                          11.4                 12.9
                                                                                  -------              -------
     Total current liabilities                                                      100.5                 85.8
                                                                                  -------              -------
NON-CURRENT LIABILITIES:
  Debt                                                                               88.1                 80.9
  Fair value of derivative instruments                                                3.5                    -
  Accrued postretirement benefits                                                     1.4                  1.5
                                                                                  -------              -------
     Total non-current liabilities                                                   93.0                 82.4
                                                                                  -------              -------
 COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred shares; $.01 par (5,000,000 shares authorized)                              -                   -
  Common shares; at June 30, 2001 - $.01 par (50,000,000 shares authorized -
    20,738,375 shares issued); at December 31, 2000 - $.01 par (50,000,000
    shares authorized - 20,866,145 shares issued)                                     0.2                 0.2
  Additional paid-in capital on common stock                                         33.5                33.2
  Retained earnings                                                                  53.6                49.1
  Unearned compensation - restricted stock                                           (0.5)               (0.4)
  Accumulated other comprehensive loss                                               (1.7)                  -
  Less:  Treasury shares (157,770 shares at cost at June 30, 2001 and                (0.6)               (1.1)
         278,433 shares at cost at December 31, 2000)
                                                                                  -------              -------
     Total shareholders' equity                                                      84.5                 81.0
                                                                                  -------              -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                        $ 278.0              $ 249.2
                                                                                  =======              =======



                 see notes to consolidated financial statements

                 HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES


                        CONSOLIDATED STATEMENTS OF INCOME
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000

                                   (UNAUDITED)


                     (In Millions, Except Per Share Amounts)




                                                                  Three Months ended June 30,            Six Months ended June 30,
                                                                 -----------------------------          ----------------------------
                                                                   2001                  2000            2001                 2000
                                                                 -------               -------          ------              -------
NET SALES                                                        $ 249.3               $ 285.6          $466.8              $ 567.5
OPERATING COSTS AND EXPENSES:
   Cost of sales                                                   196.2                 229.3           368.3                457.3
   Operating expenses                                               41.3                  44.3            81.9                 91.8
   Depreciation and amortization                                     2.0                   1.7             4.0                  3.5
   Restructuring charges, net                                          -                  (1.0)              -                  0.3
   Gain on disposal of capital assets                               (0.5)                 (0.6)           (0.5)                (5.7)
                                                                 -------               -------          ------              -------
               Total operating costs and expenses                  239.0                 273.7           453.7                547.2
                                                                 -------               -------          ------              -------
OPERATING PROFIT                                                    10.3                  11.9            13.2                 20.3
                                                                 -------               -------          ------              -------
OTHER EXPENSE:
   Interest expense                                                 (2.6)                 (3.2)           (5.1)                (5.4)
   Unrealized loss on derivatives                                   (0.1)                    -            (0.8)                   -
                                                                 -------               -------          ------              -------
                 Total other expense                                (2.7)                 (3.2)           (5.9)                (5.4)
INCOME BEFORE TAXES                                                  7.6                   8.7             7.3                 14.9
PROVISION FOR INCOME TAXES                                           2.9                   3.3             2.8                  5.8
                                                                 -------               -------          ------              -------
INCOME BEFORE EXTRAORDINARY ITEM                                     4.7                   5.4             4.5                  9.1
   Extraordinary item (less applicable income taxes of $0.3)           -                   0.5               -                  0.5
                                                                 -------               -------          ------              -------
NET INCOME                                                       $   4.7               $   4.9          $  4.5              $   8.6
                                                                 =======               =======          ======              =======
NET INCOME  PER BASIC SHARE BEFORE                               $  0.23               $  0.26          $ 0.22              $  0.44
     EXTRAORDINARY ITEM
LOSS PER SHARE FROM EXTRAORDINARY ITEM                           $    -                $ (0.02)         $    -              $ (0.02)
                                                                 -------               -------          ------              -------
NET INCOME PER BASIC SHARE                                       $ 0.23                $  0.24          $ 0.22              $  0.42
                                                                 =======               =======          ======              =======
AVERAGE BASIC SHARES OUTSTANDING                                    20.7                  20.6            20.7                 20.6

NET INCOME PER DILUTED SHARE BEFORE                              $  0.23               $  0.26          $ 0.22              $  0.44
    EXTRAORDINARY ITEM

LOSS PER SHARE FROM EXTRAORDINARY ITEM                           $     -               $ (0.02)         $    -              $ (0.02)
                                                                 -------               -------          ------              -------

NET INCOME PER DILUTED SHARE                                     $  0.23               $  0.24          $ 0.22              $  0.42
                                                                 =======               =======          ======              =======
AVERAGE DILUTED SHARES OUTSTANDING                                  20.7                  20.6            20.7                 20.6



                 see notes to consolidated financial statements

                 HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES


           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000

                                   (UNAUDITED)

                                  (In Millions)


                                                                                                      Accumulated
                                Common Shares     Additional               Unearned        Treasury       Other          Total
                                 Outstanding,       Paid-In   Retained  Compensation -     Shares,    Comprehensive  Shareholders'
                                 at Par Value       Capital   Earnings  Restricted Stock   at Cost         Loss          Equity
                                --------------  ------------ ---------- ----------------  ---------- -------------- --------------
Balance at December 31, 1999         $ 0.2           $ 32.9   $ 35.5       $ (0.2)         $ (1.1)        $   -         $ 67.3

Net Income                                                       8.6                                                       8.6

Restricted stock issued, net
   of amortization expense                              0.3                  (0.3)                                           -
                                     -----           ------   ------       ------          ------         -----         ------
Balance at June 30, 2000             $ 0.2           $ 33.2   $ 44.1       $ (0.5)         $ (1.1)        $   -         $ 75.9
                                     =====           ======   ======       ======          ======         =====         ======

Balance at December 31, 2000         $ 0.2           $ 33.2   $ 49.1       $ (0.4)         $ (1.1)        $   -         $ 81.0

Net Income                                                       4.5                                                       4.5

FMV adjustment of derivatives,
 net of tax                                                                                                 (1.7)         (1.7)
                                                              ------                                      -------       ------
   Comprehensive Income (Loss)                                   4.5                                        (1.7)          2.8

Restricted stock issued, net
   of amortization expense                              0.3                  (0.1)            0.7                          0.9

Treasury stock purchases                                                                     (0.2)                        (0.2)
                                     -----           ------   ------       ------          ------         ------        ------
Balance at June 30, 2001             $ 0.2           $ 33.5   $ 53.6       $ (0.5)         $ (0.6)        $ (1.7)       $ 84.5
                                     =====           ======   ======       ======          ======         ======        ======



                 see notes to consolidated financial statements

                 HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                  (In Millions)


                                                                            Six Months Ended June 30,
                                                                          ------------------------------
                                                                           2001                    2000
                                                                          ------                  ------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                $  4.5                   $ 8.6
Gain on disposal of capital assets                                          (0.5)                   (5.7)
Depreciation and amortization                                                4.0                     3.6
Deferred taxes                                                               2.7                     1.5
Unrealized loss on derivatives, net                                          0.8                       -
Accrued postretirement benefits                                             (0.1)                      -
Changes in operating assets and liabilities
(exclusive of acquisitions):
    Trade accounts receivable                                              (18.3)                    2.1
    Inventories                                                            (11.4)                   (6.3)
    Other current assets                                                     2.4                     3.2
    Accounts payable                                                        19.5                     7.9
    Accrued liabilities                                                     (4.9)                  (13.9)
    Other                                                                   (0.5)                   (2.4)
                                                                          ------                  ------
       Total cash from operating activities                                 (1.8)                   (1.4)
                                                                          ------                  ------


CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                        (1.6)                   (2.5)
Proceeds from disposition of capital assets                                  0.5                     8.5
Cash used for acquisitions                                                  (1.2)                      -
                                                                          ------                  ------
       Total cash from investing activities                                 (2.3)                    6.0
                                                                          ------                  ------

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt                                                    -                    (0.1)
Borrowing (Repayment) of revolving credit agreement                          7.2                    (5.1)
Purchase of treasury stock                                                  (0.2)                      -
                                                                          ------                  ------
       Total cash from financing activities                                  7.0                    (5.2)
                                                                          ------                  ------
NET INCREASE IN CASH AND EQUIVALENTS                                         2.9                    (0.6)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                    3.6                     6.8
                                                                          ------                  ------
CASH AND EQUIVALENTS, END OF PERIOD                                       $  6.5                  $  6.2
                                                                          ======                  ======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid                                                             $  4.1                  $  4.1
                                                                          ======                  ======
Income taxes paid                                                         $ (2.7)                 $ 10.0
                                                                          ======                  ======




                 see notes to consolidated financial statements

                 HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  (In Millions)

1.   BASIS OF PRESENTATION

The consolidated financial statements included herein have been prepared by Huttig Building Products, Inc. (the "Company" or "Huttig") on a consolidated basis, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the information presented not misleading. It is recommended that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K. This financial information reflects, in the opinion of management, all adjustments necessary to present fairly, consisting of normal recurring items, the results for the interim periods presented. Certain amounts in the prior period consolidated financial statements have been reclassified to be consistent with the current period's presentation.


The consolidated results of operations and resulting cash flows for the interim periods presented are not necessarily indicative of the results that might be expected for the full year. Due to the seasonal nature of Huttig's business, profitability is usually lower in the Company's first and fourth quarters than in the second and third quarters.


2.   RESERVE ACTIVITY

In December 1999, the Company recorded restructuring costs to consolidate and integrate various branch operations and support functions. During fiscal 2000, approximately $6.2 million was charged against this reserve, which included $2.5 million for inventory impairment, leaving a balance of $0.2 million at December 31, 2000. The remaining balance was substantially utilized during the first quarter of 2001.

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

During the fourth quarter of 2000, the Company recorded $2.1 million as a restructuring charge related to the termination of Huttig's distribution agreement with Andersen Windows, Inc. ("Andersen"), of which $0.8 million was included in cost of sales. The charge was primarily for items related to inventory impairment and downsizing of branch operations that previously distributed Andersen products. Approximately $1.0 million was charged against this reserve during the fourth quarter of 2000, leaving a balance of $1.1 million at December 31, 2000. During the first six months of 2001, $0.6 million was charged against this reserve, which includes $0.2 million for inventory impairment. The Company anticipates that the remaining restructuring activity will be substantially complete by the end of 2001.


2.   DEBT

Debt consisted of the following at June 30, 2001 and December 31, 2000:


                                     June 30,          December 31,
                                       2001               2000
                                     --------          -----------
Revolving credit agreement           $  87.5             $  80.0
Capital lease obligations                0.8                 1.0
Industrial revenue bond                    -                 0.1
                                     -------             -------
     Total debt                         88.3                81.1
Less: current portion                    0.2                 0.2
                                     -------             -------
Long-term debt                       $  88.1             $  80.9
                                     =======             =======


At June 30, 2001, the Company had approximately $106.2 million of unused credit available under its $200.0 million revolving credit facility.

At June 30, 2001, the Company had three interest rate swap agreements with a total notional principal amount of $80.0 million. These swap agreements currently provide for a fixed weighted average rate of 8.9% on $80.0 million of the Company's revolving credit borrowings. The interest rate on the remainder of the outstanding borrowings under the revolving credit agreement is equal to a floating rate of LIBOR plus 175 basis points.


1.   DERIVATIVES AND INTEREST RATE RISK MANAGEMENT


Effective January 1, 2001, Huttig adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133, and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities which established accounting and reporting standards for derivative instruments, including certain derivative instruments used for hedging activities. All derivative instruments, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income ("OCI") and are recognized in the statement of income when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. If the derivative is not designated as a hedge for accounting purposes, changes in fair value are immediately recognized in earnings.

The Company holds three interest rate swap agreements, with a total notional amount of $80.0 million, that are used to hedge interest rate risks related to its variable rate borrowings. Two of the interest rate swap agreements, with notional amounts totaling $42.5 million, which management believes are economic hedges and mitigate exposure to fluctuations in variable interest rates, do not qualify as hedges for accounting purposes. The remaining interest rate swap, with a notional amount of $37.5 million, is accounted for as a cash flow hedge.

The adoption of SFAS No. 133 on January 1, 2001 resulted in an increase to non-current liabilities of $2.8 million and a cumulative pre-tax reduction to OCI of $2.8 million ($1.8 million after-tax). Of the reduction to OCI at January 1, 2001, $1.4 million is related to the two interest rate swaps that have not been designated as hedges for accounting purposes. Of this amount, $0.9 million will be reclassified into earnings during the next twelve months.

For the six months ended June 30, 2001, a total unrealized loss on derivatives of $0.8 million was recorded after operating profit. This includes $0.4 million that was reclassified from OCI and $0.4 million related to the change in fair value on the two interest rate swaps that do not qualify as hedges for accounting purposes. The interest rate swap that is designated as a cash flow hedge was determined to be highly effective and substantially all of the change in the fair value was charged to OCI.

There is no impact on cash flow as a result of the accounting treatment required by SFAS No. 133 for the three interest rate swap agreements.

2.   NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, Goodwill and Other Intangible Assets, which is required to be adopted in fiscal years beginning after December 15, 2001. Under the provisions of this statement, goodwill is no longer subject to amortization over its estimated useful life. Alternatively, goodwill will be subject to at least an annual assessment for impairment by applying a fair value based test. Goodwill existing as of June 30, 2001 will be subject to a transitional assessment of any impairment issues during 2002. Goodwill amortization for the three and six months ended June 30, 2001 was $0.6 million and $1.2 million, respectively. The Company is evaluating the impact of this pronouncement as it relates to the transitional and annual assessments for impairment of recorded goodwill on the Company's financial statements.

3.   NET INCOME PER SHARE

The following table sets forth the computation of net income per basic and diluted share (net income amounts in millions, share amounts in thousands, per-share amounts in dollars):



                                                                 Three Months Ended June 30,              Six Months Ended June 30,
                                                                ----------------------------             --------------------------
                                                                  2001                2000                 2001               2000
                                                                --------            -------              -------            -------
Net Income (numerator)                                          $    4.7            $   4.9              $   4.5            $   8.6

Weighted average number of basic shares outstanding
   (denominator)                                                  20,707             20,588               20,653             20,579
                                                                --------            -------              -------            -------
Net income per basic share                                      $   0.23            $  0.24              $  0.22            $  0.42
                                                                ========            =======              =======            =======
Weighted average number of basic shares outstanding               20,707             20,588               20,653             20,579
Common stock equivalents for diluted common shares
   outstanding                                                        29                 18                   23                  9
                                                                --------            -------              -------            -------
Weighted average number of diluted shares outstanding
   (denominator)                                                  20,736             20,606               20,676             20,588
                                                                --------            -------              -------            -------
Net income per diluted share                                    $   0.23            $  0.24              $  0.22            $  0.42
                                                                ========            =======              =======            =======

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

Huttig Building Products, Inc. is one of the largest domestic distributors of building materials that are used principally in new residential construction and in home improvement, remodeling and repair work. We distribute our products through 60 distribution centers serving 45 states, principally to building materials dealers (who, in turn, supply the end-user), directly to professional builders and large contractors, and to home centers, national buying groups and industrial and manufactured housing builders. Our American Pine Products manufacturing facility, located in Prineville, Oregon, produces softwood moldings. Approximately 39% of American Pine's sales were to Huttig's distribution centers in the six months ended June 30, 2001.

The following table sets forth Huttig's sales, by product classification as a percentage of net sales, for the three and six months ended June 30, 2001 and 2000:


                                                 Three Months Ended June 30,        Six Months Ended June 30,
                                                 --------------------------         ------------------------
                                                  2001                2000           2001              2000
                                                 ------             -------         ------            ------
Doors                                              36%                33%             37%              33%
Specialty Building Materials                       34%                26%             33%              26%
Lumber & Other Commodity                           13%                17%             13%              17%
Windows*                                            6%                14%              6%              13%
Mouldings                                          11%                10%             11%              11%
                                                  ----               ----            ----             ----
   Total Net Product Sales                        100%               100%            100%             100%


   * Sales of Andersen products totaled $22.0 million and $ 37.9 million in the three and six months ended June 30, 2000, respectively. Excluding Andersen, windows would have accounted for 6% and 7% of total net sales in the three and six months ended June 30, 2000, respectively.

We strive to increase shareholder value by pursuing strategies that include, but are not limited to:

o    expanding product lines and adding higher margin products;

o focusing on providing efficient, high quality customer service through the deployment of information technology and implementation of industry best practices;

o leveraging our size to negotiate better pricing, delivery and service terms with our suppliers

o achieving operating efficiencies by consolidating administrative systems across the company; and

o pursuing opportunities to expand our product lines, service and delivery capabilities, and geographic reach through acquisitions

We believe we have the product offerings, warehouse and builder support facilities, personnel, systems infrastructure and financial and competitive resources necessary for continued business success. Our future revenues, costs and profitability, however, are all influenced by a number of factors, including those discussed under Cautionary Statements.

RESULTS FROM OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
2000

Net sales for the three months ended June 30, 2001 were $249.3 million, a 13% decrease from the second quarter of 2000 when sales were $285.6 million. The decrease is primarily attributable to discontinuing the distribution of Andersen windows, which accounted for sales of $22.0 million in the second quarter of the prior year. Other factors contributing to the decrease in sales included lower industrial product sales and the general downturn in the economy compared to the prior year quarter. Same branch sales decreased 8% over the same period from the prior year.

Gross profit, as a percentage of net sales, increased to 21.3% for the three months ended June 30, 2001 compared to 19.7% for the three months ended June 30, 2000 primarily due to improved product mix.

Operating expenses were $41.3 million in the second quarter of 2001 compared to $44.3 million in the second quarter of 2000. The decrease is partially attributable to lower sales volume, causing a decrease in selling and delivery expenses of $1.6 million. Also contributing to the decrease were operating efficiencies realized from combining the operations of Huttig and Rugby

USA, Inc., which we acquired in December 1999. Partially offsetting these decreases in operating expenses were $ 0.4 million of costs related to the Company's implementation of our single platform information system.

Net interest expense decreased to $2.6 million in the second quarter of 2001 from $3.2 million in the same period of 2000. We had $26.5 million lower average outstanding debt compared to the same quarter of the prior year, reducing our interest expense, which was partially offset by an increase in the average interest rate. The higher rates are attributable to the interest rate swap agreements that provide for a fixed rate of interest. We entered into these swap agreements during the second quarter of 2000.

As a result of the foregoing factors, pretax income decreased by $1.1 million to $7.6 million.

Income taxes were provided at an effective tax rate of 38.0% for the quarters ended June 30, 2001 and 2000.

During the second quarter of 2000, we recorded an extraordinary item of $0.5 million, net of tax, related to the write-off of loan origination fees from the refinancing of substantially all of our debt in April 2000.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2000

Net sales for the six months ended June 30, 2001 were $466.8 million, an 18% decrease from the six months ended June 30, 2000 when sales were $567.5 million. The decrease is primarily attributable to discontinuing the distribution of Andersen windows, which accounted for sales of $37.9 million during the six month period ending June 30, 2000. We also estimate that deflation in the commodity lumber market reduced our year to date sales by $15.0 million. Other factors contributing to the decrease in sales included lower industrial product sales, adverse weather conditions primarily in the first quarter of 2001, and the general downturn in the economy compared to the prior year six month period. Same branch sales decreased 13% over the same period from the prior year.

Gross profit as a percentage of net sales, increased to 21.1% for the six months ended June 30, 2001 compared to 19.4% for the six months ended June 30, 2000 primarily due to improved product mix.

Year to date operating expenses were $81.9 million in 2001 compared to $91.8 million in the comparable period from 2000. The decrease is partially attributable to lower sales volume, causing a decrease in selling and delivery expenses of $4.3 million. In 2000, we also incurred operating expenses of $5.5 million of non-recurring costs related to the restructuring of our operations and various integration costs associated with the Rugby acquisition. Partially offsetting these decreases in operating expenses were $0.7 million of costs related to the implementation of our single platform information system.

Gains on disposal of assets were $0.5 million for the six months ended June 30, 2001 compared to $5.7 million for the six months ended June 30, 2000. In the first quarter of 2000, we recorded $5.1 million of gains on disposals of capital assets in conjunction with our restructuring and branch consolidation efforts.

Net interest expense decreased to $5.1 million in the first half of 2001 from $5.4 million in the same period of 2000. We had $25.0 million lower average outstanding debt compared to the same period of the prior year, reducing our interest expense, which was partially offset by an increase in the average interest rate. The higher rates are attributable to the interest rate swap agreements previously discussed.

As a result of the foregoing factors, pretax income decreased by $7.6 million to $7.3 million.

Income taxes were provided at effective tax rates of 38.0% and 39.0% for the six month periods ending June 30, 2001 and 2000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

We have depended primarily on our cash flow from operations and funds available under our secured credit agreement to finance our needs. We have used a combination of income from operations and cash generated from improved working capital management to finance capital expenditures and seasonal working capital needs. Our working capital requirements are generally greatest in the first eight months of the year, and we typically generate cash from working capital reductions in the last four months of the year.

For the six months ended June 30, 2001, cash and equivalents increased by $2.9 million compared to a decrease of $0.6 million in the prior year comparable period. The increase was due primarily to cash provided from borrowings under our revolving credit agreement in 2001, which offset cash used in investing activities which included our purchase of the assets of

Monarch Manufacturing, Inc. in Baltimore, Maryland and Hope Lumber and Supply Company in Kansas City, Missouri for an aggregate cash purchase price of $1.2 million.

We have a $200.0 million secured revolving credit facility with Chase Manhattan Bank as agent. At June 30, 2001, we had three interest rate swap agreements having a total notional amount of principal of $80.0 million outstanding. These swap agreements currently provide for a fixed weighted average rate of 8.9% on $80.0 million of our revolving credit borrowings. The interest rate on the remainder of the outstanding borrowings under the revolving credit agreement is a floating rate equal to LIBOR plus 175 basis points.

As of August 9, 2001 we had approximately $91.8 million of unused credit available under our revolving credit facility.

We believe that cash generated from operations and funds available under our credit facility will provide sufficient funds to meet our currently anticipated short-term and long-term liquidity and capital expenditure requirements.

RESTRUCTURING ACTIVITIES

During the fourth quarter of 2000, we recorded $2.1 million of restructuring charges related to the termination of our distribution agreement with Andersen Windows, Inc., of which $0.8 million was included in cost of sales. The charge was primarily for items related to inventory impairment and downsizing of branch operations that previously distributed Andersen products. We charged approximately $1.0 million against this reserve during the fourth quarter of 2000, leaving a balance of $1.1 million at December 31, 2000. During the six months ended June 30, 2001, we charged $0.6 million against this reserve, which includes $0.2 million for inventory impairment. We currently anticipate that the remaining restructuring activity will be substantially complete by the end of 2001.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, Goodwill and Other Intangible Assets, which is required to be adopted in fiscal years beginning after December 15, 2001. Under the provisions of this statement, goodwill is no longer subject to amortization over its estimated useful life. Alternatively, goodwill will be subject to at least an annual assessment for impairment by applying a fair value based test. Goodwill existing as of June 30, 2001 will be subject to a transitional assessment of any impairment issues during 2002. Goodwill amortization for the three and six months ended June 30, 2001 was $0.6 million and $1.2 million, respectively. We are evaluating the impact of this pronouncement as it relates to the transitional and annual assessments for impairment of recorded goodwill on our consolidated financial statements.

EFFECTS OF INFLATION

We believe that, to the extent inflation affects our costs in the future and competitive conditions permit, we can offset these increased costs by increasing sales prices.

CYCLICALITY AND SEASONALITY

Our sales depend heavily on the strength of national and local new residential construction and home improvement and remodeling markets. The strength of these markets depends on new housing starts and residential renovation projects, which are a function of many factors beyond our control. Some of these factors include interest rates, employment levels, availability of credit, prices of commodity wood products and consumer confidence. Future downturns in the markets that we serve could have a material adverse effect on our operating results or financial condition. In addition, because these markets are sensitive to cyclical changes in the economy in general, future downturns in the economy could have a material adverse effect on our financial condition and results of operations.

Our first quarter revenues and, to a lesser extent, our fourth quarter revenues are typically adversely affected by winter construction cycles and weather patterns in colder climates as the level of activity in the new construction and home improvement markets decreases. Because much of our overhead and expense remains relatively fixed throughout the year, our profits also tend to be lower during the first and fourth quarters. These effects of winter construction cycles and weather patterns on our business are offset partially by the increase in residential construction activity during the same period in our deep South, Southwest and Southern California markets.

ENVIRONMENTAL REGULATION

We are subject to federal, state and local environmental laws and regulations. We have been identified as a potentially responsible party in connection with the clean up of contamination at two sites that we formerly owned.
 In addition, some of our distribution centers are located in areas of current or former industrial activity where environmental contamination may have occurred, and for which Huttig, among others, could be held responsible. We currently expect that any required contribution to the clean up of the two sites will not be material and believe that there are no material environmental liabilities at any of our distribution center locations.

We believe that we are in compliance, or are taking action aimed at assuring compliance, with applicable environmental protection laws and regulations. However, there can be no assurance that future environmental liabilities will not have a material adverse effect on Huttig's consolidated financial condition or results of operations.

CAUTIONARY STATEMENT

Certain statements in this Form 10-Q constitute "forward-looking statements" within the meanings of the Private Securities Litigation Reform Act of 1995. These statements present management's expectations, beliefs, plans, objectives, projections, estimates, assumptions, and judgements regarding Huttig's future business and financial performance, and involve known and unknown risks and uncertainties. There are a number of factors that could cause Huttig's actual results or actions to differ materially from those expressed or implied in the forward-looking statements. These factors include, but are not limited to, the strength of the national and local new residential construction and home improvement and remodeling markets, which in turn depend on factors such as interest rates, employment levels, availability of credit, prices of commodity wood products, consumer confidence, adverse weather conditions, and competition. Additional information concerning these factors is included above and in our other SEC filings, including our Annual Report on Form 10-K. Huttig disclaims any obligation to publicly update or revise any of these forward-looking statements.

ITEM 3 -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Huttig has exposure to market risk as it relates to effects of changes in interest rates. We had debt outstanding at June 30, 2001 under its revolving credit agreement of $87.5 million. At June 30, 2001, we had three interest rate swap agreements having a total notional principal amount of $80.0 million. These swap agreements currently provide for a fixed weighted average rate of 8.9% on $80.0 million of our revolving credit borrowings. The interest rate on the remainder of the outstanding borrowings under the revolving credit agreement is a floating rate equal to LIBOR plus 175 basis points.

Included in the financial results is the impact of adopting SFAS No. 133, which establishes accounting and reporting standards for derivative and hedging activities. We have three interest rate swap agreements which provide for fixed interest rates on $80.0 million of our outstanding borrowings. Under the accounting treatment prescribed by SFAS No. 133, our liabilities include the fair value of these swaps of $3.5 million and shareholders' equity includes $1.7 million, net of tax, which is recorded as other comprehensive income. Included in expense, after profit from operations, is $0.8 million of an unrealized loss related to the portion of our swap agreements, which do not qualify for hedge accounting treatment according to the SFAS No. 133 criteria. This unrealized loss resulted in a decrease to earnings per share of $.02 in the six month period ending June 30, 2001. There is no impact on cash flow as a result of the accounting treatment required by SFAS No. 133.

Huttig is subject to periodic fluctuations in the price of wood commodities. Profitability is influenced by these changes as prices change between the time Huttig buys and sells the wood. In addition, to the extent changes in interest rates affect the housing and remodeling market, Huttig would be affected by such changes.

                          PART II -- OTHER INFORMATION


ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Huttig's Annual Meeting of Shareholders was held on April 23, 2001. At the Annual Meeting, the following Directors were elected for terms of office expiring in 2004.


Director                                Votes For        Votes Withheld
----------------------              ----------------    ----------------
E. Thayer Bigelow                       16,983,033            228,583
Richard S. Forte                        16,982,772            228,844
Peter L. Young                          16,220,451            991,165

* Pursuant to the terms of the Proxy Statement for the Annual Meeting, proxies received were voted, unless authority was withheld, in favor of the election of the three directors named above.


After the Annual Meeting, the term of office as a director of the Company of each of the following directors continued: R.S. Evans, Alan S. Durant, Dorsey R. Gardner, Delbert H. Tanner, James L.L. Tullis, and Barry J. Kulpa.

At the Annual Meeting of Shareholders, the following matters were also voted upon:

o    Approval of the Huttig Building Products, Inc. 1999 Stock Incentive Plan

         For                              6,282,578
         Abstentions                        102,651
         Against                            741,351
         Broker Non-Votes                         0

o    Approval of the Huttig Building Products, Inc. EVA Incentive Compensation
     Plan

         For                              6,288,758
         Abstentions                         99,416
         Against                            738,406
         Broker Non-Votes                         0

o Approval of the selection of Deloitte & Touche LLP as independent auditors for 2001

         For                              7,077,956
         Abstentions                         43,956
         Against                              4,668
         Broker Non-Votes                         0

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)(3)   Exhibits

Exhibit
Number                              Description
------                              -----------
3.1       Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on
          Form 10 (File No. 1-14982), filed with the Commission on September 21,
          1999 (the "Form 10"))

3.2 Bylaws of the Company (incorporated by reference to Exhibit 3.2 to Amendment No. 4 to the Form 10, filed with the Commission on December 6, 1999)

10.1*     Schedule to Stock Option Agreement under the Company's Stock Incentive
          Plan (filed herewith).

10.2* Form of Employment/Severance Agreement between the Company and certain of its executive officers (filed herewith).

10.3* Schedule to Employment/Severance Agreement between the Company and certain of its executive officers (filed herewith).

----------
* Management contract or compensatory plan or arrangement.

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


                              HUTTIG BUILDING PRODUCTS, INC.
                              -----------------------------------------------
                              (Registrant)

Date: August 14, 2001            /s/ Barry J. Kulpa
                              -----------------------------------------------
                              Barry J. Kulpa
                              President, Chief Executive Officer
                              And Director (Principal Executive Officer)


Date: August 14,2001             /s/ Kenneth E. Thompson
                              -----------------------------------------------
                              Kenneth E. Thompson
                              Chief Financial Officer
                              (Principal Financial Officer)


Date: August 14, 2001           /s/ Thomas S. McHugh
                              -----------------------------------------------
                              Thomas S. McHugh
                              Corporate Controller and Treasurer
                              (Principal Accounting Officer)