Form 10-Q
period 2001-09-30
HUTTIG BUILDING PRODUCTS INC
filed 2001-11-14
CIK 1093082

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001 COMMISSION FILE NUMBER 1-14982



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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X] No [ ]

     The number of shares of Common Stock outstanding on September 30, 2001 was 19,638,491 shares.

                                                                                                                         PAGE NO.
                                                                                                                         --------
PART I.     FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets as of September 30, 2001 and December 31, 2000....................................    3-4

         Consolidated Statements of Income for the three and nine months ended September 30, 2001 and 2000.............    5

         Consolidated Statements of Changes in Shareholders' Equity for the nine months ended
               September 30, 2001 and 2000.............................................................................    6

         Consolidated Statements of Cash Flows for the nine months ended September 30, 2001 and 2000...................    7

         Notes to Consolidated Financial Statements....................................................................    8

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations........................     11

Item 3.  Quantitative and Qualitative Disclosures about Market Risk....................................................    15

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.............................................................................................    16

Item 6.  Exhibits and Reports on Form 8-K..............................................................................    16

                 HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                        (In Millions, Except Share Data)

                                                                                        September 30,       December 31,
                                                                                            2001                2000
                                                                                        ------------         ------------
                                                                                         (unaudited)
ASSETS
CURRENT ASSETS:
        Cash and equivalents                                                            $        6.6         $        3.6
        Trade accounts receivable, net                                                          99.1                 76.3
        Inventories, net                                                                        80.8                 71.5
        Other current assets                                                                     8.7                 10.0
                                                                                        ------------         ------------
                Total current assets                                                           195.2                161.4
                                                                                        ------------         ------------
PROPERTY, PLANT AND EQUIPMENT:
     At cost:
        Land                                                                                     6.7                  6.7
        Building and improvements                                                               35.0                 34.6
        Machinery and equipment                                                                 32.7                 30.9
                                                                                        ------------         ------------
                Gross property, plant and equipment                                             74.4                 72.2
        Less accumulated depreciation                                                           35.7                 32.6
                                                                                        ------------         ------------
                Property, plant and equipment, net                                              38.7                 39.6
                                                                                        ------------         ------------
OTHER ASSETS:
        Goodwill, net                                                                           34.8                 36.6
        Other                                                                                    4.9                  5.3
        Deferred income taxes                                                                    6.1                  6.3
                                                                                        ------------         ------------
                Total other assets                                                              45.8                 48.2
                                                                                        ------------         ------------
TOTAL ASSETS                                                                            $      279.7         $      249.2
                                                                                        ============         ============

                 see notes to consolidated financial statements

                 HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                        (In Millions, Except Share Data)

                                                                                      September 30,          December 31,
                                                                                           2001                 2000
                                                                                     ---------------        ---------------
                                                                                       (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
        Current portion of debt                                                      $           0.1        $           0.2
        Trade accounts payable                                                                  83.4                   62.2
        Deferred income taxes                                                                    1.6                      -
        Accrued payrolls                                                                         5.8                    9.6
        Other accrued liabilities                                                               13.4                   13.8
                                                                                     ---------------        ---------------
                Total current liabilities                                                      104.3                   85.8
                                                                                     ---------------        ---------------
NON-CURRENT LIABILITIES:
        Debt                                                                                    89.0                   80.9
        Fair value of derivative instruments                                                     5.5                      -
        Accrued postretirement benefits                                                          1.1                    1.5
                                                                                     ---------------        ---------------
                Total non-current liabilities                                                   95.6                   82.4
                                                                                     ---------------        ---------------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
        Preferred shares; $.01 par (5,000,000 shares authorized)                                   -                      -
        Common shares; at September 30, 2001 - $.01 par
                (50,000,000 shares authorized - 19,638,491 shares issued and                     0.2                    0.2
                outstanding); at December 31, 2000 - $.01 par (50,000,000 shares authorized - 20,866,145 shares issued and outstanding)
        Additional paid-in capital on common stock                                              33.4                   33.2
        Retained earnings                                                                       56.0                   49.1
        Unearned compensation - restricted stock                                                (0.5)                  (0.4)
        Accumulated other comprehensive loss                                                    (2.1)                     -
        Less:  Treasury shares at cost (1,257,654 shares at September 30, 2001
                and 278,433 shares at December 31, 2000)                                        (7.2)                  (1.1)
                                                                                     ---------------        ---------------
                Total shareholders' equity                                                      79.8                   81.0
                                                                                     ---------------        ---------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                           $         279.7        $         249.2
                                                                                     ===============        ===============

                 see notes to consolidated financial statements

                 HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)

                     (In Millions, Except Per Share Amounts)

                                                         Three Months Ended September 30,          Nine Months Ended September 30,
                                                             2001                 2000                 2001                2000
                                                         -----------          ----------           ----------           ---------
NET  SALES                                               $     256.7          $    278.2           $    723.5           $   845.8
COST OF SALES AND OPERATING EXPENSES:
        Cost of sales                                          204.4               221.5                572.6               678.7
        Operating expenses                                      43.3                43.8                125.3               135.8
        Depreciation and amortization                            1.9                 1.8                  5.8                 5.4
        Restructuring charges, net                                 -                   -                    -                 0.3
        Gain on disposal of capital assets                      (0.4)                  -                 (0.9)               (5.7)
                                                         -----------          ----------           ----------           ---------
                Total operating costs and expenses             249.2               267.1                702.8               814.5
                                                         -----------          ----------           ----------           ---------
OPERATING PROFIT                                                 7.5                11.1                 20.7                31.3
                                                         -----------          ----------           ----------           ---------
OTHER EXPENSE:
        Interest expense                                        (2.4)               (3.0)                (7.5)               (8.4)
        Unrealized loss on derivatives                          (1.3)                  -                 (2.1)                  -
                                                         -----------          ----------           ----------           ---------
                Total other expense                             (3.7)               (3.0)                (9.6)               (8.4)
INCOME BEFORE TAXES                                              3.8                 8.1                 11.1                22.9
PROVISION FOR INCOME TAXES                                       1.5                 3.1                  4.2                 8.8
                                                         -----------          ----------           ----------           ---------
INCOME BEFORE EXTRAORDINARY ITEM                                 2.3                 5.0                  6.9                14.1
        Extraordinary item
        (less applicable income taxes of $0.3)                     -                   -                    -                 0.5
                                                         -----------          ----------           ----------           ---------
NET INCOME                                               $       2.3           $     5.0           $      6.9           $    13.6
                                                         ===========           =========           ==========           =========
NET INCOME PER BASIC SHARE BEFORE
        EXTRAORDINARY ITEM                               $      0.11           $    0.24           $     0.33           $    0.68
LOSS PER SHARE FROM EXTRAORDINARY ITEM                             -                   -                    -               (0.02)
                                                         -----------          ----------           ----------           ---------
NET INCOME PER BASIC SHARE                               $      0.11           $    0.24           $     0.33           $    0.66
                                                         ===========           =========           ==========           =========
WEIGHTED AVERAGE BASIC SHARES OUTSTANDING                       20.4                20.6                 20.6                20.6
NET INCOME PER DILUTED SHARE BEFORE
        EXTRAORDINARY ITEM                               $      0.11           $    0.24           $     0.33           $    0.68
LOSS PER SHARE FROM EXTRAORDINARY ITEM                             -                   -                    -               (0.02)
                                                         -----------          ----------           ----------           ---------
NET INCOME PER DILUTED SHARE                             $      0.11           $    0.24           $     0.33           $    0.66
                                                         ===========           =========           ==========           =========
WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING                     20.6                20.6                 20.6                20.6

                 see notes to consolidated financial statements

                 HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)

                                  (In Millions)

                                             Common Shares      Additional                         Unearned
                                              Outstanding,       Paid-In          Retained      Compensation-
                                              at Par Value       Capital          Earnings     Restricted Stock
                                              ------------      ----------        ---------    ----------------
Balance at December 31, 1999                  $        0.2      $     32.9        $    35.5     $          (0.2)
Net Income                                                                             13.6
Restricted stock issued, net
        of amortization expense                                        0.3                                 (0.3)
                                              ------------      ----------        ---------     ---------------
Balance at September 30, 2000                 $        0.2      $     33.2        $    49.1     $          (0.5)
                                              ============      ==========        =========     ===============
Balance at December 31, 2000                  $        0.2      $     33.2        $    49.1     $          (0.4)
Net Income                                                                              6.9
FMV adjustment of derivatives, net of tax
                                                                                  ---------
        Comprehensive Income (Loss)                                                     6.9
Restricted stock issued, net
        of amortization expense                                        0.2                                 (0.1)
Treasury stock purchases
                                              ------------      ----------        ---------     ---------------
Balance at September 30, 2001                 $        0.2      $     33.4       $     56.0        $       (0.5)
                                              ============      ==========        =========     ===============


                                                              Accumulated
                                              Treasury           Other            Total
                                               Shares,       Comprehensive    Shareholders'
                                               at Cost            Loss            Equity
                                             -----------      ------------    ------------
Balance at December 31, 1999                 $      (1.1)     $          -    $       67.3
Net Income                                                                            13.6
Restricted stock issued, net
        of amortization expense                                                          -
                                             -----------      ------------    ------------
Balance at September 30, 2000                $      (1.1)     $          -    $       80.9
                                             ===========      ============    ============
Balance at December 31, 2000                 $      (1.1)     $          -    $       81.0
Net Income                                                                             6.9
FMV adjustment of derivatives, net of tax                             (2.1)           (2.1)
                                                              ------------    ------------
        Comprehensive Income (Loss)                                   (2.1)            4.8
Restricted stock issued, net
        of amortization expense                      0.6                               0.7
Treasury stock purchases                            (6.7)                             (6.7)
                                             -----------      ------------    ------------
Balance at September 30, 2001                $      (7.2)     $       (2.1)   $       79.8
                                             ===========      ============    ============

                 see notes to consolidated financial statements

                 HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                  (In Millions)

                                                                                     Nine Months Ended September 30,
                                                                                          2001              2000
                                                                                     ----------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net Income                                                                   $      6.9         $       13.6
        Gain on disposal of capital assets                                                 (0.9)                (5.7)
        Depreciation and amortization                                                       6.8                  6.0
        Deferred taxes                                                                      3.1                  2.7
        Unrealized loss on derivatives, net                                                 2.1                    -
        Accrued postretirement benefits                                                    (0.4)                (0.2)
        Changes in operating assets and liabilities (exclusive of acquisitions):
                Trade accounts receivable                                                 (22.7)                 3.2
                Inventories                                                                (8.3)                (1.7)
                Other current assets                                                        1.2                  2.9
                Trade accounts payable                                                     21.2                 11.6
                Accrued liabilities                                                        (3.5)               (11.5)
                Other assets                                                               (0.9)                (2.6)
                                                                                     ----------         ------------
                        Total cash from operating activities                                4.6                 18.3
                                                                                     ----------         ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Capital expenditures                                                               (2.7)                (4.0)
        Proceeds from disposition of capital assets                                         0.9                  8.4
        Cash used for acquisitions                                                         (1.2)                   -
                                                                                     ----------         ------------
                        Total cash from investing activities                               (3.0)                 4.4
                                                                                     ----------         ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Repayment of long-term debt                                                        (0.2)                (0.2)
        Borrowing (Repayment) of revolving credit agreement                                 8.3                (19.7)
        Purchase of treasury stock                                                         (6.7)                   -
                                                                                     ----------         ------------
                        Total cash from financing activities                                1.4                (19.9)
                                                                                     ----------         ------------
NET INCREASE IN CASH AND EQUIVALENTS                                                        3.0                  2.8
CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                                   3.6                  6.8
                                                                                     ----------         ------------
CASH AND EQUIVALENTS, END OF PERIOD                                                  $      6.6         $        9.6
                                                                                     ==========         ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
        Interest paid                                                                $      6.9         $        6.5
                                                                                     ==========         ============
        Income taxes paid (received)                                                 $     (2.6)        $        6.4
                                                                                     ==========         ============


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

2.   RESERVE ACTIVITY

In December 1999, the Company recorded restructuring costs to consolidate and integrate various branch operations and support functions. During fiscal 2000, approximately $6.2 million was charged against this reserve, which included $2.5 million for inventory impairment, leaving a balance of $0.2 million at December 31, 2000. The remaining balance was fully utilized during the nine months ended September 30, 2001.

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

During the fourth quarter of 2000, the Company recorded $2.1 million as a restructuring charge related to the termination of Huttig's distribution agreement with Andersen Windows, Inc. ("Andersen"), of which $0.8 million was included in cost of sales. The charge was primarily for items related to inventory impairment and downsizing of branch operations that previously distributed Andersen products. Approximately $1.0 million was charged against this reserve during the fourth quarter of 2000, leaving a balance of $1.1 million at December 31, 2000. The remaining balance was fully utilized during the first nine months of 2001.

3.   DEBT

Debt consisted of the following at September 30, 2001 and December 31, 2000:

                                      September 30,        December 31,
                                          2001                 2000
                                      ------------         ------------
Revolving credit agreement            $       88.3         $       80.0
Capital lease obligations                      0.8                  1.0
Industrial revenue bond                          -                  0.1
                                      ------------         ------------
        Total debt                    $       89.1         $       81.1
Less: current portion                          0.1                  0.2
                                      ------------         ------------
Long-term debt                        $       89.0         $       80.9
                                      ============         ============


At September 30, 2001, the Company had approximately $104.8 million of unused credit available under its $200.0 million revolving credit facility.

At September 30, 2001, the Company had three interest rate swap agreements with a total notional principal amount of $80.0 million. These swap agreements, in conjunction with the revolving credit facility, currently provide for a fixed weighted average rate of 8.9% on $80.0 million of the Company's revolving credit borrowings. The interest rate on the remainder of the committed outstanding borrowings under the revolving credit agreement is equal to a floating rate of LIBOR plus 175 basis points.

4.   REPURCHASE OF COMMON STOCK

In August 2001, the Company's Board of Directors authorized a $15 million stock repurchase program. During the third quarter, the Company repurchased 1.1 million shares of common stock for $6.7 million. Repurchased shares are held as treasury stock and are available for use in connection with employee benefit plans and other general corporate purposes.

5.   DERIVATIVES AND INTEREST RATE RISK MANAGEMENT

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

The adoption of SFAS No. 133 on January 1, 2001 resulted in an increase to non-current liabilities of $2.8 million and a cumulative pre-tax reduction to OCI of $2.8 million ($1.8 million after-tax). Of the reduction to OCI at January 1, 2001, $1.4 million is related to the two interest rate swaps that have not been designated as hedges for accounting purposes. Of this amount, $0.6 million will be reclassified into earnings during the next twelve months.

For the nine months ended September 30, 2001, a total unrealized loss on derivatives of $2.1 million was recorded after operating profit. This includes $0.6 million that was amortized from OCI and $1.5 million related to the change in fair value on the two interest rate swaps that do not qualify as hedges for accounting purposes. The interest rate swap that is designated as a cash flow hedge was determined to be highly effective and substantially all of the change in the fair value was charged to OCI.

There is no impact on cash flow as a result of the accounting treatment required by SFAS No. 133 for the three interest rate swap agreements.

6.   NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, Goodwill and Other Intangible Assets, which is required to be adopted in fiscal years beginning after December 15, 2001. Under the provisions of this statement, goodwill is no longer subject to amortization over its estimated useful life. Alternatively, goodwill will be subject to at least an annual assessment for impairment by applying a fair value based test. Goodwill existing as of January 1, 2002 will be subject to a transitional assessment of any impairment issues during 2002. Goodwill amortization for the three and nine months ended September 30, 2001 was $0.6 million and $1.8 million, respectively. The Company is evaluating the impact of this pronouncement as it relates to the transitional and annual assessments for impairment of recorded goodwill on the Company's consolidated financial statements.

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is required to be adopted for fiscal years beginning after December 15, 2001. This Statement establishes a single accounting model for the impairment or disposal of long-lived assets and broadens the presentation of discontinued operations to include more disposal transactions. The Company believes the adoption of SFAS No. 144 will not have a material impact on its financial statements.

NET INCOME PER SHARE

The following table sets forth the computation of net income per basic and diluted share (net income amounts in millions, share amounts in thousands, per share amounts in dollars):

                                                          Three Months Ended September 30,    Nine Months Ended September 30,
                                                             2001                 2000           2001                 2000
                                                          -----------          ----------     ----------           ----------
Net income (numerator)                                    $       2.3          $      5.0     $      6.9           $     13.6
Weighted average number of basic shares outstanding
        (demoninator)                                          20,394              20,588         20,566               20,582
                                                          -----------          ----------     ----------           ----------
Net income per basic share                                $      0.11          $     0.24     $     0.33           $     0.66
                                                          ===========          ==========     ==========           ==========
Weighted average number of basic shares outstanding            20,394              20,588         20,566               20,582
Common stock equivalents for diluted common shares
        outstanding                                               174                  29             73                   17
                                                          -----------          ----------     ----------           ----------
Weighted average number of diluted shares outstanding
        (demoninator)                                          20,568              20,617         20,639               20,599
                                                          -----------          ----------     ----------           ----------
Net income per diluted share                              $      0.11          $     0.24     $     0.33           $     0.66
                                                          ===========          ==========     ==========           ==========

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Huttig Building Products, Inc. is one of the largest domestic distributors of building materials that are used principally in new residential construction and in home improvement, remodeling and repair work. We distribute our products through 61 distribution centers serving 45 states, principally to building materials dealers (who, in turn, supply the end-user), directly to professional builders and large contractors, home centers, national buying groups and industrial and manufactured housing builders. Our American Pine Products manufacturing facility, located in Prineville, Oregon, produces softwood moldings. Approximately 38% of American Pine's sales were to Huttig's distribution centers in the nine months ended September 30, 2001.

 The following table sets forth Huttig's net sales, by product classification as a percentage of total net sales, for the three and nine months ended September 30, 2001 and 2000:

                                              Three Months Ended September 30,        Nine Months Ended September 30,
                                                  2001                 2000                 2001              2000
                                              ----------           ----------           ----------        ----------
Doors                                                 34%                  32%                  36%               32%
Specialty Building Materials                          33%                  31%                  32%               29%
Lumber & Other Commodity                              16%                  14%                  15%               16%
Windows*                                               6%                  14%                   6%               13%
Moulding                                              11%                   9%                  11%               10%
                                              ----------           ----------           ----------        ----------
        Total Net Product Sales                      100%                 100%                 100%              100%

          * Sales of Andersen products totaled $20.9 million and $ 58.6 million in the three and nine months ended September 30, 2000, respectively. Excluding Andersen, windows would have accounted for 7% and 6% of total net sales in the three and nine months ended September 30, 2000, respectively.

We strive to increase shareholder value by pursuing strategies that include but are not limited to:

     -    expanding product lines and adding higher margin products;

     - focusing on providing efficient, high quality customer service through the deployment of information technology and implementation of industry best practices;

     - leveraging our size to negotiate better pricing, delivery and service terms with our suppliers;

     - achieving operating efficiencies by consolidating administrative systems across the company; and

     - pursuing opportunities to expand our product lines, service and delivery capabilities, and geographic reach through acquisitions.

We believe we have the product offerings, warehouse and builder support facilities, personnel, systems infrastructure and financial and competitive resources necessary for continued business success. Our future revenues, costs and profitability, however, are all influenced by a number of factors, including those discussed under "Cautionary Statement" below.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2000

Net sales for the three months ended September 30, 2001 were $256.7 million, an 8% decrease from the third quarter of 2000 when sales were $278.2. Same branch sales decreased 4% over the same period from the prior year. The decrease in sales is primarily attributable to discontinuing the distribution of Andersen windows, which accounted for sales of $20.9 million in the third quarter of the prior year. Other factors contributing to the decrease in sales included lower industrial product sales and the general downturn in the economy compared to the prior year quarter. The decrease in net sales also reflects the closing of three branches, two of which sold Andersen products.

Gross profit, as a percentage of net sales, was 20.4% for the three months ended September 30, 2001 and 2000.

Operating expenses were $43.3 million in the third quarter of 2001 compared to $43.8 million in the third quarter of 2000. The decrease is partially attributable to lower sales volume, causing a decrease in selling and delivery expense of $1.4 million. General and administrative costs were $0.7 million lower primarily due to lower compensation expense resulting from a reduction in headcount and lower bonus expense. These decreases were offset by increased warehouse rent and supply costs at our facilities which were $0.8 million higher than the prior year, a $0.5 million increase in bad debt expense over the prior year and $0.4 million in costs of our implementation of a single platform information system. Included in operating expenses in the third quarter of 2000 were $0.7 million of non-recurring costs related to the restructuring of our operations and various integration costs associated with the Rugby acquisition.

Gains on disposal of assets were $0.4 million for the quarter ended September 30, 2001 which related to the sale of a previously closed facility. There were no gains or losses on asset disposals in the third quarter of 2000.

Net interest expense decreased to $2.4 million in the third quarter of 2001 from $3.0 million in the same period of 2000. Our average outstanding debt decreased $19.9 million compared to the same period of the prior year, reducing our interest expense.

As a result of the foregoing factors, pretax income decreased by $4.3 million to $3.8 million.

Income taxes were provided at an effective rate of 38.0% for the quarters ended September 30, 2001 and 2000.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000

Net sales for the nine months ended September 30, 2001 were $723.5 million, a 14% decrease from the nine months ended September 30, 2000 when sales were $845.8 million. Same branch sales decreased 10% over the same period from the prior year. The decrease in sales is partially attributable to discontinuing the distribution of Andersen windows, which accounted for sales of $58.6 million during the nine month period ending September 30, 2000. Deflation in the commodity lumber market is estimated to have reduced sales by $10.0 million in the current year to date period. Other factors contributing to the decrease in sales included lower industrial product sales, adverse weather conditions, primarily in the first quarter of 2001, and the general downturn in the economy compared to the prior year nine month period. The decrease in net sales also reflects the closing of three branches during the year, two of which sold Andersen products.

Gross profit as a percentage of net sales, increased to 20.9% for the nine months ended September 30, 2001 compared to 19.8% for the nine months ended September 30, 2000, primarily due to improved product mix.

Year to date operating expenses were $125.3 million in 2001 compared to $135.8 million in the comparable period from 2000. The decrease is partially attributable to lower sales volume, causing a decrease in selling and delivery expense of $5.7 million. Decreases in general and administrative costs of $1.8 million resulting from a reduction in headcount and lower bonus expense, were offset by a $1.7 million increase in warehouse rent and supply costs at our facilities. Decreases in overall operating expenses were offset by $1.2 million of additional insurance costs in the current nine month period compared to the prior nine month period. Also included in operating expenses for the nine months ending September 30, 2001 were $1.2 million of costs related to the implementation of our single platform information system. Included in operating expenses in the nine month period ending September 30, 2000 were $6.2 million of non-recurring costs related to the restructuring of our operations and various integration costs associated with the Rugby acquisition.

Gains on disposal of assets were $0.9 million for the nine months ended September 30, 2001 compared to $5.7 million for the nine months ended September 30, 2000. The gains in 2000 resulted primarily from the disposal of duplicate capital assets in conjunction with our restructuring and branch consolidation efforts.

Net interest expense decreased to $7.5 million in the first nine months of 2001 from $8.4 million in the same period of 2000. Our average outstanding debt decreased $23.0 million compared to the same period of the prior year, resulting in a decrease in interest expense that was partially offset by an increase in the average interest rate. The higher rates are attributable to the interest rate swap agreements that we entered into during the second quarter of 2001 and provide for a fixed rate of interest.

As a result of the foregoing factors, pretax income decreased by $11.8 million to $11.1 million.

Income taxes were provided at effective tax rates of 38.0% and 38.6% for the nine month periods ending September 30, 2001 and 2000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

We depend on cash flow from operations and funds available under our secured credit facility to finance seasonal working capital needs, capital expenditures and acquisitions. Our working capital requirements are generally greatest in the second and third quarters, which reflects the seasonal nature of our business. The second and third quarters are typically our strongest operating quarters, largely due to more favorable weather throughout many of our markets compared to the first and fourth quarters. We typically generate cash from working capital reductions in the first and fourth quarters of the year.

We measure our working capital as accounts receivable, inventory and accounts payable. At September 30, 2001 and 2000, and December 31, 2000, our working capital is as follows:

                                                    September 30,               December 31,
                                                  2001          2000               2000
                                               ---------     ---------          -----------
Trade accounts receivable, net                 $    99.1     $   107.2          $      76.3
Inventories, net                                    80.8          78.7                 71.5
Trade accounts payable                             (83.4)        (81.7)               (62.2)
                                               ---------     ---------          -----------
Working Capital, net                                96.5         104.2                 85.6
Working Capital as a % of Sales                     10.6%         10.7%                10.6%
Inventory Turns                                      7.4           7.5                  7.1

We have a $200.0 million secured revolving credit facility with Chase Manhattan Bank as agent. At September 30, 2001, we had three interest rate swap agreements having a total notional amount of principal of $80.0 million outstanding. These swap agreements, in combination with the revolving credit agreement, effectively provide for a fixed weighted average rate of 8.9% on $80.0 million of our outstanding revolving credit borrowings. The interest rate on the remainder of the committed outstanding borrowings under the revolving credit agreement is a floating rate equal to LIBOR plus 175 basis points. As of November 8, 2001, we had approximately $95.5 million of unused credit available under our revolving credit facility.

For the nine months ended September 30, 2001, cash and equivalents increased by $3.0 million, due principally to increased trade accounts payable and borrowings under our revolving credit facility. Cash provided from operations during the period was negatively affected by increases in accounts receivable and inventory, which reflects the seasonal increases in working capital during our second and third quarters compared to year-end balances. During the comparable period of 2000, our seasonal increases in accounts receivable and inventories were offset by the liquidation of accounts receivable and inventories acquired in December 1999 from Rugby. We expect that cash will be provided through reductions in accounts receivable and inventory during the fourth quarter of 2001.

Cash used in investing activities reflects $2.7 million of capital expenditures, primarily relating to our new information system, and our purchase of assets from Monarch Manufacturing, Inc. in Baltimore, Maryland, and Hope Lumber and Supply Corporation in Kansas City, Missouri, for an aggregate purchase price of $1.2 million. These expenditures were offset in part by $.9 million of proceeds on disposals of assets as part of our restructuring and branch consolidation efforts.

Cash provided from financing activities reflects $8.3 million in borrowings under our revolving credit facility, offset by $6.7 million in repurchases of our common stock.

We believe that cash generated from operations and funds available under our credit facility will provide sufficient funds to meet our currently anticipated short-term and long-term liquidity and capital expenditure requirements.

STOCK REPURCHASE PLAN

In August 2001, our Board of Directors authorized a $15 million stock repurchase program. During the third quarter, we repurchased 1.1 million shares of common stock for $6.7 million. Repurchased shares are held as treasury stock and are available for use in connection with employee benefit plans and other general corporate purposes. At September 30, 2001, we have $8.3 million remaining under the stock repurchase program.

RESTRUCTURING ACTIVITIES

During the fourth quarter of 2000, we recorded $2.1 million of restructuring charges related to the termination of our distribution agreement with Andersen, of which $0.8 million was included in cost of sales. The charge was primarily for items related to inventory impairment and downsizing of branch operations that previously distributed Andersen products. We charged approximately $1.0 million against this reserve during the fourth quarter of 2000, leaving a balance of $1.1 million at December 31, 2000. We fully utilized the remaining balance during the first nine months of 2001.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statement No. 142, Goodwill and Other Intangible Assets, which is required to be adopted in fiscal years beginning after December 15, 2001. Under the provisions of this statement, goodwill is no longer subject to amortization over its estimated useful life. Alternatively, goodwill will be subject to at least an annual assessment for impairment by applying a fair value based test. Goodwill existing as of January 1, 2002 will be subject to a transitional assessment of any impairment issues during 2002. Goodwill amortization for the three and nine months ended September 30, 2001 was $0.6 million and $1.8 million, respectively. We are currently evaluating the impact of this pronouncement as it relates to the transitional and annual assessments for impairment of recorded goodwill on Huttig's financial statements.

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets, which is required to be adopted for fiscal years beginning after December 15, 2001. This Statement establishes a single accounting model for the impairment or disposal of long-lived assets and broadens the presentation of discontinued operations to include more disposal transactions. We believe the adoption of SFAS No. 144 will not have a material impact on our financial statements.

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

Our first quarter revenues and, to a lesser extent, our fourth quarter revenues are typically adversely affected by winter construction cycles and weather patterns in colder climates as the level of activity in the new construction and home improvement markets decreases. Because much of our overhead and expense remains relatively fixed throughout the year, our profits also tend to be lower during the first and fourth quarters. These effects of winter construction cycles and weather patterns on our business are offset partially by the increase in residential construction activity during the same period in our deep South, Southwest and Southern California.

ENVIRONMENTAL REGULATION

We are subject to federal, state and local environmental protection laws and regulations. We believe that we are in compliance, or are taking action aimed at assuring compliance, with applicable environmental protection laws and regulations. However, there can be no assurance that future environmental liabilities will not have a material adverse effect on our consolidated financial condition or results of operations. Huttig has been identified as a potentially responsible party in connection with the clean up of contamination at a formerly owned property in Montana. We are voluntarily remediating this property under the oversight of the Montana Department of Environmental Quality ("DEQ"). When the state agency issues its final risk assessment of this property, we will conduct a feasibility study to evaluate alternatives for cleanup, including continuation of our interim remediation measures already in place. The DEQ then will select a final remedy, publish a record of decision and negotiate with us for an administrative order on consent on the implementation of the final remedy. We currently believe that this process may take several more years to complete and intend to continue monitoring and remediating the site, evaluating cleanup alternatives and reporting regularly to the DEQ during this interim period. Based on its experience to date in remediating this site, Huttig does not believe that the scope of remediation that the DEQ will ultimately require will have a material adverse effect on Huttig's results of operations or financial condition. Until the DEQ selects a final remedy, however, we can give no assurance as to the scope or cost to Huttig of the final remediation order.

In addition, some of our distribution centers are located in areas of current or former industrial activity where environmental contamination may have occurred, and for which we, among others, could be held responsible. We currently believe that there are no material environmental liabilities at any of our distribution center locations.

CAUTIONARY STATEMENT

Certain statements in this Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements present management's expectations, beliefs, plans, objectives, projections, estimates, assumptions, and judgements regarding Huttig's future business and financial performance, and involve known and unknown risks and uncertainties. There are a number of factors that could cause Huttig's actual results or actions to differ materially from those expressed or implied in the forward-looking statements. These factors include, but are not limited to, the strength of the national and local new residential construction and home improvement and remodeling markets, which in turn depend on factors such as interest rates, employment levels, availability of credit, prices of commodity wood products, consumer confidence, adverse weather conditions, and competition. Additional information concerning these factors is included above and in our other SEC filings, including our Annual Report on Form 10-K. Huttig disclaims any obligation to publicly update or revise any of these forward-looking statements.

ITEM 3 -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Huttig has exposure to market risk as it relates to effects of changes in interest rates. We had debt outstanding at September 30, 2001 under our revolving credit agreement of $88.3 million. Also at September 30, 2001, we had three interest rate swap agreements having a total notional principal amount of $80.0 million. These swap agreements in combination with the terms of our revolving credit agreement, effectively provide for a fixed weighted average rate of 8.9% on $80.0 million of our outstanding borrowings. The interest rate on the remainder of the committed outstanding borrowings under the revolving credit agreement is a floating rate equal to LIBOR plus 175 basis points.

Included in the financial results is the impact of adopting SFAS No. 133, which established accounting and reporting standards for derivative and hedging activities. We have three interest rate swap agreements which provide for fixed interest rates on $80.0 million of our outstanding borrowings. Under the accounting treatment prescribed by SFAS No. 133, our liabilities include the fair value of these swaps of $5.5 million and shareholders' equity includes $2.1 million, net of tax, which is recorded as other comprehensive income. Included in expense, after profit from operations, is $2.1 million of an unrealized loss related to the portion of our swap agreements, which do not qualify for hedge accounting treatment according to the SFAS No. 133 criteria. This unrealized loss resulted in a decrease to earnings per share of $.06 in the nine month period ending September 30, 2001. There is no impact on cash flow as a result of the accounting treatment required by SFAS No. 133.

We are subject to periodic fluctuations in the price of wood commodities. Profitability is influenced by these changes as prices change between the time we buy and sell the wood. In addition, to the extent changes in interest rates affect the housing and remodeling market, we would be affected by such changes.

                          PART II -- OTHER INFORMATION

ITEM 1 -- LEGAL PROCEEDINGS

     The legal proceeding described in "Environmental Regulation" in Part I,
     Item 2 of this report is incorporated herein by reference.

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibit

Exhibit Number     Description
--------------     -----------

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

10.1 * Schedule (as amended) to Stock Option Agreement under the Company's Stock Incentive Plan (filed herewith)
-------------
*  Management contract or compensatory plan or arrangement.

(b)  Reports on Form 8-K

     On August 29, 2001, we filed a Current Report on Form 8-K, dated August 20, 2001, under Items 5 and 7, regarding a press release we issued concerning our announcement of the authorization of a $15 million stock repurchase program by our Board of Directors.

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


                              HUTTIG BUILDING PRODUCTS, INC.
                              -----------------------------------------------
                              (Registrant)

Date: November 14, 2001            /s/ Barry J. Kulpa
                              -----------------------------------------------
                              Barry J. Kulpa
                              President, Chief Executive Officer
                              and Director (Principal Executive Officer)


Date: November 14, 2001            /s/ Kenneth E. Thompson
                              -----------------------------------------------
                              Kenneth E. Thompson
                              Chief Financial Officer
                              (Principal Financial Officer)


Date: November 14, 2001            /s/ Thomas S. McHugh
                             ------------------------------------------------
                              Thomas S. McHugh
                              Corporate Controller and Treasurer
                              (Principal Accounting Officer)

                                EXHIBIT INDEX

Exhibit Number     Description
--------------     -----------

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

10.1 * Schedule (as amended) to Stock Option Agreement under the Company's Stock Incentive Plan (filed herewith)
-------------
*  Management contract or compensatory plan or arrangement.