Form 10-K
period 2001-12-31
HUTTIG BUILDING PRODUCTS INC
filed 2002-03-14
CIK 1093082

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

     (MARK ONE)
        [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

        [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM               TO
                                         -------------    -------------

                         COMMISSION FILE NUMBER 1-14982

                         HUTTIG BUILDING PRODUCTS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             DELAWARE                                    43-0334550
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

                                                 (Name of each exchange on
      (Title of each class)                           which registered)
COMMON STOCK, PAR VALUE $.01 PER SHARE             NEW YORK STOCK EXCHANGE
   PREFERRED SHARE PURCHASE RIGHTS                 NEW YORK STOCK EXCHANGE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of February 25, 2002 was approximately $114,138,751.

The number of shares of Common Stock outstanding on February 25, 2002 was 19,679,095 shares.

Documents incorporated by reference:
Portions of the Definitive Proxy Statement for the 2002 Annual Meeting of Shareholders - Part III

                                     PART I

ITEM 1--BUSINESS

GENERAL

Huttig Building Products, Inc., originally incorporated in 1913, is one of the largest domestic distributors of building materials used principally in new residential construction and in home improvement, remodeling and repair work. We distribute our products through 59 distribution centers serving 46 states, principally to building materials dealers, who, in turn, supply the end-user, and directly to professional builders and large contractors, home centers, national buying groups and industrial and manufactured housing builders. We produce softwood mouldings at our American Pine Products manufacturing facility in Prineville, Oregon.

We strive to increase shareholder value by pursuing the following business strategies:

o        expanding product lines and adding higher margin products;

o focusing on providing efficient, high quality customer service through the deployment of information technology and implementation of industry best practices;

o simplifying our business processes to make it easier for our customers and vendors to do business with us;

o leveraging our size to negotiate better pricing, delivery and service terms with our suppliers;

o achieving operating efficiencies by consolidating administrative systems across the company; and

o pursuing opportunities to expand our product lines, service and delivery capabilities and geographic reach through acquisitions.

We believe we have the product offerings, warehouse and builder support facilities, personnel, systems infrastructure and financial and competitive resources necessary for continued business success. A number of factors, however, may affect our future performance, including those discussed under "Cautionary Statement" beginning on page 20.

On December 16, 1999, Crane Co. distributed to its shareholders all of the Company's outstanding common stock, par value $.01 per share. On this date, Huttig also completed the acquisition of Rugby USA, Inc., a distributor of building materials, in exchange for 6,546,424 newly issued shares of Huttig common stock. In this Annual Report on Form 10-K, when we refer to "Huttig," the "company" or "we," we mean Huttig Building Products, Inc. and its subsidiaries and predecessors, including Rugby, unless the context indicates otherwise.

INDUSTRY CHARACTERISTICS AND TRENDS

The home building materials distribution industry is characterized by its substantial size and dependence on the cyclical and seasonal home building industry, its highly fragmented ownership structure and an increasingly competitive environment.

Residential construction activity is closely linked to a variety of factors directly affected by general economic conditions, including job and household formation, interest rates, housing prices, availability of mortgage financing, regional demographics and consumer confidence. We monitor the issuance of new housing starts on a national and regional basis and new mortgage applications as important indicators of our potential future sales volume.

New housing starts in the United States in 2001 totaled approximately 1.6 million, including 1.3 million single family residences, based on data from the U.S. Census Bureau. Approximately 62% of single family new construction in 2001 occurred in markets that we serve. According to the U.S. Department of Commerce, total spending on new residential construction in 2001 was $278 billion. We estimate that aggregate expenditures for residential repair and remodeling were an additional $169 billion and believe that sales of windows, doors and other millwork accounted for approximately $17 billion in 2001.

Prior to the 1970s, building materials were sold in both rural and metropolitan markets largely by local dealers, such as lumberyards and hardware stores. These dealers, who generally purchased their products from wholesale distributors, sold building products directly to homeowners, contractors and homebuilders. In the late 1970s and 1980s, in response, The Home Depot and Lowe's began to alter this distribution channel, particularly in metropolitan markets. They began displacing local dealers by marketing a broad range of competitively priced building materials to the homeowner and small home improvement contractor. At the same time, some building materials manufacturers such as Georgia Pacific and Weyerhauser began selling their products directly to home center chains and to local dealers as well. In response, most wholesale distributors have been diversifying their businesses by seeking to sell directly to large contractors and homebuilders in selected markets and by providing home centers with fill-in and specialty products. Also, as large homebuilding companies seek to streamline the new residential construction process, building materials distributors have increasing opportunities to provide higher margin turnkey products and services.

The increasingly competitive environment faced by dealers also has prompted a trend toward industry consolidation that we believe offers significant opportunities to a company like Huttig. Many distributors in the building materials industry are small, privately-held companies that generally lack the purchasing power of a larger entity and may also lack the broad lines of products and sophisticated inventory management and control systems typically needed to operate a multi-branch distribution network. These characteristics are also driving the consolidation trend in favor of companies like us that operate nationally and have significant infrastructure in place to accommodate the needs of customers across geographic regions and beyond the local market.

PRODUCTS

Each of our distribution centers carries a variety of products that vary by location. Our principal products are:

         o doors, including interior and exterior doors and pre-hung door units;

         o specialty building materials, such as housewrap, stair and floor systems, roofing and insulation;

         o        lumber and other commodity building products;

         o mouldings, including door jambs, door and window frames, and decorative ceiling, chair and floor mouldings; and

         o        windows.

The following table sets forth information regarding the percentage of our net sales represented by our principal product categories sold during each of the last three fiscal years. While the table below generally indicates the mix of our sales by product category, changes in the prices of commodity wood products and in unit volumes sold typically change our product mix on a year-to-year basis. Our product mix in 1999 is not necessarily indicative of the mix that would result from including a full year of Rugby's sales.

                                     2001  2000  1999
                                     ----  ----  ----
Doors                                 36%   34%   34%
Specialty Building Materials          26%   26%   21%
Lumber and Other Commodity Products   23%   18%   15%
Mouldings                              9%   10%   13%
Windows                                6%   12%   17%

DOORS - Net sales of doors totaled $336.2 million in 2001 versus $367.7 million and $272.2 million in 2000 and 1999, respectively. We sell wood, steel and composite doors from various branded manufacturers such as Therma-Tru(R) and Masonite International(R), as well as provide value-priced unbranded products. The pre-hanging of a door within its frame is a value-added service that we provide, allowing an installer to quickly place the unit in a house opening. We also assemble many exterior doors with added sidelites and transoms. To meet the increasing demand for pre-hung doors, we invested $3.0 million in state-of-the-art equipment during 2000 and 1999 which allowed us to increase our capacity by approximately 30%.

SPECIALTY BUILDING MATERIALS - Net sales of specialty building materials were $248.9 million in 2001 versus $ 276.0 million and $169.8 million in 2000 and 1999, respectively. Included in this category are products differentiated through branding or value-added characteristics. Branded products include Typar(R) housewrap, L. J. Smith Stair Systems(R), Simpson Strong-Tie(R) connectors and Owens Corning(R) roofing and insulation. Also included are trusses, wall panels and engineered wood products, such as floor systems.

LUMBER AND OTHER COMMODITY PRODUCTS - Net sales of lumber and other commodity building products were $213.2 million in 2001 versus $188.2 million and $119.9 million in 2000 and 1999, respectively. Growth of lumber sales has resulted primarily from additional value-added services and the sale of higher priced product. Through strategic acquisitions in 1997 and 1998, we have significantly expanded our lumber business and our ability to sell directly to homebuilders. We continue to pursue a strategy of providing builders with the capability to purchase a house's framing and millwork package of products from one source and have each component delivered when needed. Other commodity building products include drywall, metal vents, siding, nails and other miscellaneous hardware.

MOULDINGS - Net sales of mouldings were $82.6 million in 2001 versus $111.1 million and $99.7 million in 2000 and 1999, respectively. Profitability of this highly competitive, commodity-priced product depends upon efficient plant operations, rapid inventory turnover and quick reaction to changing market conditions. Mouldings are a necessary complementary product line to doors and windows as part of a house's millwork package.

WINDOWS - Net sales of windows amounted to $64.2 million in 2001 versus $129.9 million and $138.7 million in 2000 and 1999, respectively. Our windows include wood, vinyl-clad, vinyl and aluminum windows from branded manufacturers such as Caradco(R) and Weather Shield(R) as well as unbranded products. In October 2000, Andersen(R) terminated our distribution agreement and we discontinued sales of Andersen(R) trademarked products. Andersen(R) windows, which we sold to dealers through 12 of our distribution centers, accounted for approximately $63.8 million and $79.7 million of our window sales in 2000 and 1999, respectively. Excluding Andersen(R) from the product table above, windows would have accounted for 6% and 7% of total net sales in 2000 and 1999, respectively. We are working to expand the depth of our offerings of windows to include a wider range of quality and price to better serve our customers.

CUSTOMERS

We currently serve over 10,000 customers and no single customer accounted for more than approximately 5% of our sales in 2001. Building materials dealers represent our single largest customer group. Despite the advent of the home center chains and the trend toward consolidation of dealers and increased direct participation in wholesale distribution by some building materials manufacturers, we believe that the wholesale distribution business continues to provide opportunities for increased sales. We are targeting home centers for sales of fill-in and specialty products. In addition, some manufacturers may seek to outsource the marketing function for their products, a role that we, as a large, financially stable distributor, are well positioned to fill. Opportunities also exist for large distributors with the necessary capabilities to perform increasing amounts of services such as pre-hanging doors, thereby enabling us to enhance the value-added component of our business.

The percentage of the 2001, 2000, and 1999 revenues attributable to various categories of customers are as follows:

                                       2001  2000  1999
                                       ----  ----  ----
Dealers                                 68%   66%   62%
Home Centers and Buying Groups          13%   12%   15%
Builders and Contractors                12%   13%   13%
Industrial and Manufactured Housing      7%    9%   10%

SALES AND MARKETING

In 2001, we restructured our organization from four regions with each having both sales and operations responsibilities to separate sales and operations organizations and added the position of Vice President of Sales and Marketing. We believe our new sales organization has allowed us to expand our focus on sales and customer service and better positions us to pursue opportunities for sales growth.

Each of our distribution centers is focused on meeting local market needs and offering competitive prices. Inventory levels, merchandising and pricing are tailored to local markets. Our single-platform information system provides each distribution center manager with real-time pricing, inventory availability and margin analysis to facilitate this strategy. We also support our distribution centers with centralized product management, credit and financial controls, training and marketing programs and human resources expertise.

Our marketing programs center on fostering strong customer relationships and providing superior service. This strategy is furthered by the high level of technical knowledge and expertise of our personnel. We have focused marketing efforts primarily on the residential new housing and remodeling markets, with slightly less effort directed toward the commercial and industrial markets. Certain of our suppliers advertise to the trade media and directly to the individual consumer through nationwide print and other media.

Among our marketing initiatives for 2002 are the development of a national product catalog, which we believe will provide us with another key tool to meet our customers' needs. Additionally, we are rolling out our "Partners for Profit" national campaign, which will focus on converting customers to utilizing our door hanging operations across the country, exclusively, in consideration for preferred merchandising, stocking and pricing programs for those customers.

Our distribution center sales organization consists of outside field sales personnel who serve customers on-site and who report directly to Field Sales Managers, who report to their respective Regional Sales Managers. Our outside sales force is supported by inside customer service representatives at each branch and is compensated by commissions based on return on sales or total margin on sales.

We also employ product specialists to drive sales of our branded products, including Therma Tru(R) and Masonite(R) doors, Weather Shield(R) windows and Typar(R) housewraps through the distribution channel by focusing on sales to the end user builder, architect and designer.

PURCHASING

We purchase our products from more than 100 different suppliers and are not materially dependent upon any single supplier. We believe that alternative sources of supply are readily available for substantially all of the products we offer, but we do believe that developing and maintaining key supplier relationships are important for us to obtain favorable pricing and service terms. We have developed an effective coordinated purchasing program designed to allow us to lower costs through volume purchases, and we believe that we have greater purchasing power than many of our smaller, local independent competitors. With the implementation of a single, company-wide information system platform in 2001, we are now positioned to better track and maintain appropriate levels of products at each of our distribution facilities. We negotiate with our major vendors on a company-wide basis to obtain favorable pricing, volume discounts and other beneficial purchase terms. A majority of our purchases are made from suppliers offering payment, discount and volume purchase programs. Distribution center managers are responsible for inventory selection and ordering on terms negotiated centrally. This approach allows the distribution centers to remain responsive to local market demand, while still maximizing purchasing leverage through volume orders. Distribution center managers are also responsible for inventory management at their respective locations.

We are party to distribution agreements with certain vendors on an exclusive or non-exclusive basis, depending on the product and the territory involved. These distributorships generally are terminable at any time by either party, in some cases without notice, and otherwise on notice ranging up to 60 days.

COMPETITION

Our competition varies by product line, customer classification and geographic market. We compete with many local and regional building product distributors and, in certain markets and product categories, with national building product distributors and dealers. We also compete with major building materials suppliers with national distribution capability, such as Georgia-Pacific, Weyerhauser and other product manufacturers that engage in direct sales. We also act as a distributor of products for some of these manufacturers. We also sell products to large home center chains such as The Home Depot and Lowe's and, to a limited extent in certain markets, we compete with them for business from smaller contractors. Competition from such large home center chains for the business of larger contractors may increase in the future.

The principal factors on which we compete in the wholesale distribution business are:

o        availability of product;

o        service and delivery capabilities;

o        ability to assist with problem-solving;

o        customer relationships; and

o        breadth of product offerings.

Also, financial stability and geographic coverage are important to manufacturers in choosing distributors for their products. In the builder support business, our target customers generally select building products distributors on the basis of service and delivery, ability to assist with problem-solving, customer relationships and breadth of product offerings. Our relative size and financial position are advantageous in obtaining and retaining distributorships for important products. This relative size also permits us to attract experienced sales and service personnel and gives us the resources to provide company-wide sales, product and service training programs. By working closely with our customers and utilizing our information technology, our branches are able to maintain appropriate inventory levels and are well-positioned to deliver completed orders on time.

SEASONALITY AND WORKING CAPITAL

In the first quarter and, to a lesser extent, the fourth quarter, our results of operations are typically adversely affected by winter construction cycles and weather patterns in colder climates, as the level of activity in both the new construction and home improvement markets decreases. The effects of winter weather patterns on our business are generally not experienced in residential construction activity during the same period in the deep South, Southwest and Southern California markets in which we participate. Our working capital requirements are generally greatest in the second and third quarters, which reflects the seasonal nature of our business. The second and third quarters are also typically our strongest operating quarters, largely due to more favorable weather throughout many of our markets compared to the first and fourth quarters. We typically generate cash from working capital reductions in the first and fourth quarters of the year. We also maintain significant inventories to meet rapid delivery requirements of our customers and to assure us of favorable pricing, delivery and service terms with our suppliers. At December 31, 2001, inventories constituted approximately 28.5% of our total assets. We also closely monitor operating expenses and inventory levels during seasonally affected periods and, to the extent possible, control variable operating costs to minimize seasonal effects on our profitability.

CREDIT

Huttig's corporate management establishes an overall credit policy for sales to customers and is responsible for all credit decisions. Our credit policies, together with daily computer monitoring of customer balances, have resulted in average bad debt expense of approximately 0.2% of net sales during the last three years. In addition to credit we extend to customers, we accept third-party credit cards such as MasterCard, Visa and American Express. Approximately 98% of our sales in 2001 were made to customers to whom we had extended credit for those sales. The remaining 2% of sales in 2001 included cash purchases, and purchases made with third-party credit cards.

BACKLOG

Our customers generally order products on an as-needed basis. As a result, virtually all product shipments in a given fiscal quarter result from orders received in that quarter. Consequently, order backlog represents only a very small percentage of the product sales that we anticipate in a given quarter and is not indicative of actual sales for any future period.

TRADENAMES

Historically, Huttig has operated under various tradenames in the markets we serve, retaining the name of an acquired business for a period of time to preserve local identification. To capitalize on our national presence, we converted our branch operations to the primary tradename "Huttig Building Products." Some branches continue to use historical tradenames as secondary tradenames to maintain local identity. Huttig has no material patents, trademarks, licenses, franchises, or concessions other than the Huttig Building Products(R) name and Huttig(R) logos, which are registered trademarks.

ENVIRONMENTAL MATTERS

We are subject to federal, state and local environmental protection laws and regulations. We believe that we are in compliance, or are taking action aimed at assuring compliance, with applicable environmental protection laws and regulations. However, there can be no assurance that future environmental liabilities will not have a material adverse effect on our financial condition or results of operations.

We have been identified as a potentially responsible party in connection with the cleanup of contamination at a formerly owned property in Montana. See Part I, Item 3 - "Legal Proceedings."

In addition, some of our current and former distribution centers are located in areas of current or former industrial activity where environmental contamination may have occurred, and for which we, among others, could be held responsible. We currently believe that there are no material environmental liabilities at any of our distribution center locations.

EMPLOYEES

As of December 31, 2001, we employed 2,503 persons, of which approximately 12% were represented by unions. We have not experienced any strikes or other work interruptions in recent years and have maintained generally favorable relations with our employees.

The following table shows the approximate breakdown by job function of our employees:

Distribution Centers          1,746
Manufacturing                   335
Field Sales                     309
Corporate Administration        113
                           --------
Total                         2,503
                           ========

ITEM 2--PROPERTIES

Our corporate headquarters are located at 14500 South Outer Forty Road, Chesterfield, Missouri 63017, in leased facilities. Our manufacturing facility for softwood mouldings is a 280,000-square foot facility that we own and is located in Prineville, Oregon. We lease approximately half of our distribution centers and own the rest. Warehouse space at distribution centers aggregates approximately 4.2 million square feet. Distribution centers range in size from 12,000 square feet to 160,000 square feet. The types of facilities at these centers vary by location, from traditional wholesale distribution warehouses, which may have particular value-added service capabilities such as pre-hung door operations, to traditional lumberyards and builder support facilities with broad product offerings and capabilities for a wide range of value-added services. We believe that our locations are well maintained and adequate for their purposes.

The following table sets forth the geographic location of our distribution centers as of December 31, 2001:

                NUMBER OF
  REGION        LOCATIONS
  ------        ---------
Mid-Atlantic          8
Midwest              24
Northeast             7
Northwest             7
Southeast             9
Southwest             4
                 ------
Total                59
                 ======

ITEM 3--LEGAL PROCEEDINGS

We are involved in various lawsuits, claims and proceedings arising in the ordinary course of business. While the outcome of any lawsuits, claims or proceedings cannot be predicted, we do not believe that the disposition of any pending matters will have a material adverse effect on our financial condition, results of operations or liquidity.

We have been identified as a potentially responsible party in connection with the cleanup of contamination at a formerly owned property in Montana. We are voluntarily remediating this property under the oversight of the Montana Department of Environmental Quality ("DEQ"). When the state agency issues its final risk assessment of this property, we will conduct a feasibility study to evaluate alternatives for cleanup, including continuation of our remediation measures already in place. The DEQ then will select a final remedy, publish a record of decision and negotiate with us for an administrative order of consent on the implementation of the final remedy. We currently believe that this process may take several more years to complete and intend to continue monitoring and remediating the site, evaluating cleanup alternatives and reporting regularly to the DEQ during this interim period. Environmental costs expensed in the income statement during fiscal 2001, 2000, and 1999 were $0.8 million, $0.2 million and $1.2 million, respectively related to this site. Based on our experience to date in remediating this site, we do not believe that the scope of remediation that the DEQ ultimately determines will have a materially adverse effect on our results of operations or financial condition. Until the DEQ selects a final remedy, however, we can give no assurance as to the scope or cost to us of the final remediation order.

We are one of many defendants in three pending actions filed in California state court by three separate claimants against manufacturers, building materials distributors and retailers, and other defendants by individuals alleging that they have suffered personal injury as a result of exposure to asbestos-containing products. The plaintiffs in these cases seek unspecified damages and allege that they were exposed to asbestos contained in products distributed by a business acquired in 1994 by Rugby Building Products, Inc.
We believe we are entitled to indemnification of any costs arising from these cases from The Rugby Group Limited, our principal stockholder, under the terms of the share exchange agreement pursuant to which we acquired the stock of Rugby USA, Inc., the parent of Rugby Building Products, Inc., in December 1999. Rugby Group has denied any obligation to defend or indemnify us for any of these cases. While we believe that the factual allegations and legal claims asserted against us in the complaints are without merit, there can be no assurance at this time that we will recover any costs relating to these claims from insurance carriers or from Rugby Group or that such costs will not have a material adverse effect on our business or financial condition.

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our shareholders during the fourth quarter of 2001.

                        EXECUTIVE OFFICERS OF THE COMPANY

Huttig executive officers as of February 25, 2002 and their respective ages and positions are set forth below:

      NAME                      AGE                  POSITION
      ----                      ---                  --------
 Barry J. Kulpa                  54     President and Chief Executive Officer
 Thomas S. McHugh                37     Vice President, Finance and Chief
                                        Financial Officer
 George M. Dickens, Jr.          39     Vice President, Sales and Marketing
 John M. Mullin                  38     Vice President, Operations
 Nick H. Varsam                  40     Vice President, General Counsel and
                                        Corporate Secretary

Set forth below are the positions held with the company and other principal occupations and employment of Huttig's executive officers. Mr. Dickens serves in his capacity pursuant to the terms of an employment agreement with the company.

Barry J. Kulpa has served as the company's President and Chief Executive Officer since October 1997. Prior to joining Huttig, Mr. Kulpa served as Senior Vice President and Chief Operating Officer of Dal-Tile International a manufacturer and distributor of ceramic tile from 1994 to 1997.

Thomas S. McHugh was named Vice President, Finance and Chief Financial Officer in January 2002. Prior to that, Mr. McHugh served as Corporate Controller and Treasurer since April 2001 and Corporate Controller since May 2000, when he joined Huttig. From 1993 until joining Huttig, Mr. McHugh worked at XTRA Corporation, an international lessor of transportation equipment, most recently as Corporate Controller.

George M. Dickens, Jr. has served as Vice President, Sales and Marketing since September 2001. From 1999 to 2001, Mr. Dickens was a Regional Vice President of the company. From 1997 until 1999, Mr. Dickens was Vice President of Rugby Building Products Millwork Division. From 1996 to 1997, Mr. Dickens was the President of Rugby's Midwest Division.

John M. Mullin has served as Vice President, Operations since January 2001. Mr. Mullin joined Huttig in July 1999 as Director of Operations. From 1997 to 1999, Mr. Mullin was Director of Logistics for Crane Supply, an industrial plumbing distributor and a division of Crane Co. From 1995 to 1997, Mr. Mullin was Logistics Manager for Canwel Distribution, a building products distributor.

Nick H. Varsam has served as Vice President, General Counsel and Corporate Secretary since May 2001. From January 1999 to May 2001, Mr. Varsam was a partner with Bryan Cave LLP, a leading international law firm based in St. Louis, where he focused on securities matters and mergers and acquisitions. From September 1996 to December 1998, Mr. Varsam was an associate with Bryan Cave LLP.

                                     PART II

ITEM 5--MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is listed on the New York Stock Exchange and trades under the symbol "HBP."

At February 25, 2002, there were approximately 3,111 holders of record of our common stock. The following table sets forth the range of high and low sale prices of the common stock on the New York Stock Exchange Composite Tape during each fiscal quarter of the fiscal years ended December 31, 2001 and 2000:

                           HIGH      LOW
                          -----     -----
2001
First Quarter             $5.00     $3.87
Second Quarter             5.10      3.90
Third Quarter              6.50      5.00
Fourth Quarter             6.24      4.60

2000
First Quarter              5.00      3.88
Second Quarter             5.00      4.13
Third Quarter              5.00      4.00
Fourth Quarter             4.94      3.88

We do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future in order to make cash generated available for use in operations, possible acquisitions and debt reduction. Our loan agreements contain covenants that restrict the payment of dividends and limits the amount of our common stock that we can repurchase. Under the most restrictive provisions of our secured revolving credit facility, the amount available to repurchase our own common stock was limited to $2.6 million at December 31, 2001. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

RECENT SALES OF UNREGISTERED SECURITIES

On January 22, 2001, the Board of Directors approved the grant of options to purchase 20,000 shares of common stock to each of Messrs. E. Thayer Bigelow, Jr., Richard S. Forte, Dorsey R. Gardner and James L. L. Tullis, directors of Huttig. The exercise price of these options is $4.34, which is the average of the high and low prices of Huttig's common stock on the New York Stock Exchange for the 10 consecutive trading days ending on January 22, 2001. The options expire on January 22, 2011 and become exercisable for up to 50% of the shares on January 22, 2002, 75% on January 22, 2003 and 100% on January 22, 2004. These option grants were made in reliance upon the exemption from the registration requirements of the Securities Act of 1933 under Section 4(2) of the Securities Act.

ITEM 6--SELECTED CONSOLIDATED FINANCIAL DATA

The following table summarizes certain selected financial data of Huttig for each of the five years in the period ended December 31, 2001. The information contained in the following table may not necessarily be indicative of our past or future performance as a separate stand-alone company. Such historical data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and notes thereto included elsewhere in this report.

                                                               YEAR ENDED DECEMBER 31,
                                          -------------------------------------------------------------
                                             2001        2000         1999         1998          1997
                                          ---------   ----------    ---------    ---------    ---------
                                                         (IN MILLIONS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
Net sales                                 $   945.1   $  1,072.9    $   800.3    $   707.5    $   625.5
Depreciation and amortization                   7.7          7.3          6.6          5.6          4.4
Operating profit                               21.0         34.0         22.8         28.6         19.8
Interest expense, net                          10.0         11.1          7.8          6.9          4.5
Income before taxes and
  extraordinary item                            9.2         22.9         14.4         21.8         14.8
Provision for income taxes                      3.5          8.5          5.9          8.2          5.8
Net income                                      5.7         13.6          8.5         13.6          9.1
Net income per share (basic and
  diluted)                                     0.28         0.66         0.59         1.17         0.65
BALANCE SHEET DATA (AT END OF YEAR):
Total assets                                  246.3        249.2        301.3        218.5        154.0
Debt - bank and capital leases                 73.6         81.1        122.1          1.4          1.7
Note payable - Crane                             --           --           --         93.9         67.1
Total shareholders' equity                     79.1         81.0         67.3         41.5         27.8

ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Huttig is one of the largest domestic distributors of building materials used principally in new residential construction and in home improvement, remodeling and repair work. We distribute our products through 59 distribution centers serving 46 states. Our wholesale distribution centers, which sell principally to building materials dealers and home centers, who, in turn, supply the end-user, are organized into Northeast, Mid-Atlantic, Southeast, Midwest, Northwest, Southwest and Industrial regions. Our Builder Resource locations sell directly to professional builders and large contractors. Our American Pine Products manufacturing facility in Prineville, Oregon, produces softwood mouldings. Approximately 38% of American Pine's sales were to Huttig's distribution centers during fiscal 2001.

During 2000, we completed the integration of Rugby USA, Inc., the parent of Rugby Building Products, Inc., a residential building materials distributor, which we acquired in December 1999. In 2001, we turned our focus to expanding our product line and improving our operating efficiencies. The implementation of our company-wide, single-platform information system in 2001 has allowed us to centralize our accounting and procurement functions and improve the quality and consistency of management reporting and business analysis. We believe our new information system also will allow us to leverage our size and serve as a standard foundation for new applications that can be implemented cost-effectively on a company-wide basis in the future.

During 2002, we intend to continue to:

o        expand our product lines and add higher margin products;

o focus on providing efficient, high quality customer service through the deployment of information technology and implementation of industry best practices;

o simplify our business processes to make it easier for our customers and vendors to do business with us;

o leverage our size to negotiate better pricing, delivery and service terms with our suppliers;

o achieve operating efficiencies by consolidating administrative systems across the company; and

o pursue opportunities to expand our product lines, service and delivery capabilities and geographic reach through acquisitions.

Various factors historically have caused our operations to fluctuate from period to period. These factors include levels of construction, home improvement and remodeling activity, weather, prices of commodity wood products, interest rates, availability of credit and other local, regional and economic conditions. All of these factors are cyclical or seasonal in nature. We anticipate that fluctuations from period to period will continue in the future. Our first quarter and, occasionally, our fourth quarter are adversely affected by winter weather patterns in the Midwest and Northeast, which result in seasonal decreases in levels of construction activity in these areas.

We believe we have the product offerings, warehouse and builder support facilities, personnel, systems infrastructure and financial and competitive resources necessary for continued business success. Our future revenues, costs and profitability, however, are all influenced by a number of risks and uncertainties, including those discussed under "Cautionary Statement" below.

CRITICAL ACCOUNTING POLICIES

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the U.S., which require management to make estimates and assumptions (see Note 1 to the consolidated financial statements). Management bases these estimates and assumptions on historical results and known trends as well as our forecasts as to how these might change in the future. Actual results could differ from these estimates and assumptions. We believe that of our significant accounting policies, the following may involve a higher degree of judgment and complexity.

Inventories - Inventories are stated at the lower of cost or market. Approximately 72% and 78% of inventories were determined by using the LIFO (last in, first out) method of inventory valuation as of December 31, 2001 and 2000, respectively; the remainder were determined by the FIFO (first in, first out) method. During 2001, 2000 and 1999, LIFO inventory quantities were reduced, resulting in a partial liquidation of the LIFO bases, the effect of which increased net income by $1.7 million, $1.7 million and $1.6 million, respectively. An additional allowance for excess and obsolete inventory is recorded based on our review of quantities on hand compared to estimated future usage and sales.

Insurance - We carry insurance policies on insurable risks that we believe are appropriate. We generally have self-insured retention limits and have obtained fully insured layers of coverage above such self-insured retention limits. Accruals for self-insurance losses are made based on our claims experience. We have certain liabilities with respect to existing or unreported claims, and accrue for these liabilities when it is probable that future costs will be incurred and such costs can be reasonably estimated.

FISCAL 2001 COMPARED TO FISCAL 2000

Net sales decreased 11.9% from $1,072.9 million in 2000 to $945.1 million in 2001. Excluding sales attributable to branches which were closed or consolidated, same branch net sales decreased 7.1% from the prior year. The decrease in net sales was partially attributable to discontinuing the distribution of Andersen(R) windows, which accounted for $63.8 million of net sales during the year ended December 31, 2000. Industrial product net sales were $21.6 million less in 2001 versus 2000. Deflation in the commodity wood market is estimated to have reduced net sales by $7.0 million in the current year. Other factors contributing to the decrease in net sales included adverse weather conditions as compared to 2000, primarily in the first quarter of 2001 and the general downturn in the economy compared to 2000. The decrease in total net sales also reflects the closing of five branches during the year, three of which sold Andersen(R) products. Non-Andersen(R) related net sales at these closed branches were $22.2 million lower in 2001 than 2000.

Gross profit decreased $19.6 million to $196.1 million in 2001 from $215.7 million in 2000 and as a percentage of sales was 20.7% in 2001 versus 20.1% in 2000. The increase in gross profit as a percentage of net sales resulted from improved product mix. Net door sales increased from 34% to 36% of our total net sales while windows declined from 12% to 6% of total net sales during the year. In 2001, door sales generated a 21% margin compared to a window sales margin of 19%. Gross profit in both 2001 and 2000, was negatively impacted by $1.1 million of restructuring charges for inventory losses which were recorded as an increase to costs of sales.

Operating expenses were $166.2 million in 2001 compared to $178.8 million in 2000, a 7.0% decrease. The decrease is partially attributable to lower sales volume, causing a decrease in selling and delivery expense of $7.7 million. General and administrative costs were $3.8 million lower primarily due to lower compensation expense resulting from a reduction in headcount and lower bonus expense. These decreases were offset by increased warehouse rent and supply costs at our facilities of approximately $2.2 million and increased provision for bad debt of $0.4 million. Also included in operating expenses in 2001 were $1.5 million of costs related to the implementation of our single-platform information system and $0.8 million related to our on-going environmental remediation work. Included in operating expenses in 2000 were $6.0 million of non-recurring costs related to the restructuring of our operations and various integration costs associated with the Rugby acquisition.

During the fourth quarter of 2001, we recorded $3.2 million of restructuring charges related to the closure of certain historically under-performing branches, of which $1.1 million was recorded in cost of sales. The charge was primarily for severance, inventory writedowns, vacant facilities and other shutdown-related costs. We expect the closures to be substantially completed during the first half of 2002.

Gains on disposal of assets were $0.9 million in 2001 compared to $6.5 million in 2000. The gains in both years resulted primarily from the disposal of duplicate capital assets in conjunction with our restructuring and branch consolidation efforts.

Net interest expense decreased by $1.1 million to $10.0 million in 2001 from $11.1 million in 2000. Our average outstanding debt decreased by $21.9 million compared to the prior year, resulting in a decrease in interest expense that was partially offset by an increase in the average interest rate. The higher rates are attributable to the interest rate swap agreements that we entered into during the second quarter of 2000 which effectively provide for a fixed rate of interest.

A total unrealized loss on derivatives of $1.8 million was recorded after operating profit in 2001. This includes $0.9 million that was amortized from other comprehensive income ("OCI") and $0.9 million related to the change in fair value on two interest rate swaps that do not qualify as hedges for accounting purposes. The interest rate swap that is designated as a cash flow hedge was determined to be highly effective and substantially all of the change in the fair value was charged to OCI.

FISCAL 2000 COMPARED TO FISCAL 1999

Net sales increased 34.1% from $800.3 million in 1999 to $1,072.9 million in 2000. Although the 1999 acquisition of Rugby contributed $384.1 million to total net sales in 2000, this increase was offset by a decrease in same branch net sales of 14% or $112.0 million. Contributing to the decrease in same branch net sales was deterioration in commodity wood prices which is believed to have negatively impacted net sales by $42.0 million versus 1999. Additionally, we stopped distributing Andersen(R) products in October 2000. In 2000, total net sales of Andersen(R) products was $63.8 million compared to $79.7 million in 1999.

Gross profit grew 35.8% to $215.7 million in 2000 from $156.8 million in 1999. The increase resulted primarily from the Rugby acquisition and was offset by a decrease in same branch results of 11% or $17.0 million and the deterioration in commodity wood prices which is believed to have negatively impacted gross profit by $8.0 million. Gross profit as a percentage of sales was 20.1% in 2000 versus 19.8% in 1999. Gross profit in 2000 was also negatively impacted by $1.1 million of restructuring charges for inventory losses which was recorded as an increase to cost of sales.

Operating expenses increased by $52.8 million from $126.0 million in 1999 to $178.8 million in 2000. This increase included approximately $51.0 million attributable to the acquisition of Rugby and was offset by a decrease in same branch expenses of $7.0 million. Operating expenses in 2000 include $6.0 million of costs incurred as a result of the restructuring activities described below. Operating expenses in 1999 include a $5.9 million gain from the curtailment of a post-retirement health benefit plan which was partially offset by $3.0 million of other one time costs.

Non-recurring charges, which are included in cost of sales, operating expenses and restructuring charges on the income statement totaled $9.2 million in 2000. This includes $3.2 million of restructuring charges related to the termination of our distribution agreement with Andersen(R) and a strategic plan to consolidate and integrate various branch and support operations of which $1.1 million was recorded in cost of sales. The charge was primarily for severance, inventory losses and facility and other shutdown-related costs. We also incurred $6.0 million of costs that were not chargeable against reserves and are included in operating expenses.

Gains on disposal of assets were $6.5 million in 2000 compared to a loss on disposal in 1999 of $0.3 million. The gains in 2000 resulted primarily from the disposal of duplicate capital assets in conjunction with our restructuring and branch consolidation efforts.

Interest expense increased $3.3 million primarily as a result of higher average debt outstanding and other expenses declined $0.6 million.

In 2000, we refinanced our revolving credit facility with Chase Manhattan Bank. In conjunction with the refinancing of the previously existing facility, we recorded an extraordinary expense of $0.8 million ($0.5 million net of tax) for the write-off of unamortized loan fees.

LIQUIDITY AND CAPITAL RESOURCES

We depend on cash flow from operations and funds available under our secured credit facility to finance seasonal working capital needs, capital expenditures and acquisitions. Our working capital requirements are generally greatest in the second and third quarters, which reflects the seasonal nature of our business. The second and third quarters are also typically our strongest operating quarters, largely due to more favorable weather throughout many of our markets compared to the first and fourth quarters.

We measure our working capital as the sum of net trade accounts receivable, net FIFO inventories and trade accounts payable. At December 31, 2001 and 2000, our working capital was as follows:

                                                        2001        2000
                                                       -------     -------
Trade accounts receivable, net                         $  74.0     $  76.3
FIFO inventories, net                                     78.0        82.1
Trade accounts payable                                   (66.9)      (62.2)
                                                       -------     -------
Working captial, net                                      85.1        96.2

Working capital as a % of annualized quarterly sales       9.6%       10.6%
Inventory turns                                            6.8         7.1

For the year ended December 31, 2001, cash and equivalents increased by $2.0 million due principally to cash generated from operating activities.

Changes in operating assets and liabilities provided $9.6 million in cash from operating activities due to decreases in trade accounts receivable and inventories and increases in trade accounts payable. In 2000, more cash was provided by decreases in trade accounts receivable and inventories and more cash was used by decreases in accrued liabilities than in 2001 due to the liquidation of accounts receivable, inventories and accrued liabilities acquired in December 1999 from Rugby.

Cash used in investing activities reflects $3.3 million of capital expenditures and $1.2 million relating to our purchase of assets from Monarch Manufacturing, Inc. in Baltimore, Maryland and Hope Lumber and Supply Corporation in Kansas City, Missouri. These expenditures were offset, in part, by $0.9 million of proceeds on disposals of assets, as part of our restructuring and branch consolidation efforts. In 2000, disposals of assets during these branch consolidation efforts generated $9.2 million which provided cash for capital expenditures of $5.6 million.

Cash used in financing activities in each of the last two years have been driven by payments of debt. In 2001, bank debt decreased $10.8 million and $6.7 million of treasury stock was repurchased.

We have a $200.0 million secured revolving credit facility with Chase Manhattan Bank as agent. At December 31, 2001, we had three interest rate swap agreements having a total notional amount of $80.0 million. These swap agreements, in combination with the revolving credit agreement, effectively provide for a fixed weighted average rate of 8.9% on up to $80.0 million of our outstanding revolving credit borrowings. The interest rate on the remainder of the committed outstanding borrowings under the revolving credit agreement is a floating rate equal to LIBOR plus 175 basis points, 3.6% at December 31, 2001. When actual borrowings are less than the total notional amount of the swaps, we incur an expense equal to the difference between $80.0 million and the actual amount borrowed, times the difference between the fixed rate on the interest rate swap agreement and the 90-day LIBOR rate. See Item 7A - "Quantitative and Qualitative Disclosures About Market Risk." As of February 25, 2002, we had letters of credit outstanding under the revolving credit facility totaling $6.1 million. As of February 25, 2002, we had approximately $111.0 million of unused credit available under our revolving credit facility.

Provisions of the secured revolving credit facility contain various covenants which, among other things, limit our ability to incur indebtedness, incur liens, declare or pay dividends or make restricted payments, consolidate, merge or sell assets and require us to attain certain financial ratios in regards to leverage (net debt to consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA")), consolidated net worth, and interest expense coverage (consolidated EBITDA less capital expenditures to consolidated cash interest expense).

We believe that cash generated from operations and funds available under our credit facility will provide sufficient funds to meet our currently anticipated short-term and long-term liquidity and capital expenditure requirements.

STOCK REPURCHASE AUTHORIZATION

In August 2001, our Board of Directors authorized a $15.0 million stock repurchase program. During 2001, we repurchased 1.1 million shares of our common stock for $6.7 million. Of these shares, we purchased 790,484 shares from The Rugby Group Limited, our largest shareholder, for a cash purchase price of $4.7 million, or a per share price of $5.99, the closing price on the New York Stock Exchange of our common stock on the date of our agreement with Rugby. As part of our repurchase agreement with Rugby, our repurchase of these shares did not affect Rugby's existing right to nominate up to three members of our Board of Directors under our registration rights agreement with Rugby entered into as part of our acquisition of Rugby Building Products. We hold repurchased shares as treasury stock and make them available for use in connection with employee benefit plans and other general corporate purposes. At December 31, 2001, we had $8.3 million remaining under the stock repurchase authorization.

RESTRUCTURING ACTIVITIES

During the fourth quarter of 2000, we recorded $3.2 million of restructuring charges related to the termination of our distribution agreement with Andersen(R) and our adoption of a strategic plan to consolidate and integrate various branch and support operations of which $1.1 million was included in cost of sales. The charge was primarily for severance, inventory losses and facility and other shutdown-related costs. We charged approximately $1.0 million against this reserve during the fourth quarter of 2000, leaving a balance of $1.1 million at December 31, 2000. We fully utilized the remaining balance during 2001.

During the fourth quarter of 2001, we recorded $3.2 million of restructuring charges related to the closure of several historically under-performing branches, of which $1.1 million was recorded in cost of sales for the writedown of inventory to realizable value. Other components of the charge were $0.8 million for severance related costs and $1.3 million for facility and other shutdown-related costs. Severance costs relate to approximately 175 employees primarily at distribution center locations. Included in amounts charged against this restructuring reserve in 2001 was $0.5 million for inventory losses and $0.3 million for facility shutdown costs. We expect the closures to be substantially completed during the first half of 2002.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statement No. 142, Goodwill and Other Intangible Assets, which is required to be adopted in fiscal years beginning after December 15, 2001. Under the provisions of this statement, goodwill is no longer subject to amortization over its estimated useful life. Alternatively, goodwill will be subject to at least an annual assessment for impairment by applying a fair value based test. Goodwill existing as of January 1, 2002 will be subject to a transitional assessment of any impairment issues during 2002. Goodwill amortization for the years ended December 31, 2001 and 2000 was $2.4 million per year. We are currently evaluating the impact of this pronouncement, as it relates to the transitional and annual assessments for impairment of recorded goodwill on our consolidated financial statements.

In October 2001, the Financial Accounting Standards Board issued Statement No. 144, Accounting for the Impairment of Disposal of Long-lived Assets, which is required to be adopted for fiscal years beginning after December 15, 2001. This statement establishes a single accounting model for the impairment or disposal of long-lived assets and broadens the presentation of discontinued operations. We believe the adoption of Statement No. 144 will not have a material impact on our consolidated financial statements.

CAUTIONARY STATEMENT

This Annual Report on Form 10-K and our annual report to shareholders contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements present management's expectations, beliefs, plans and objectives regarding our future business and financial performance. These forward-looking statements are based on current projections, estimates, assumptions and judgments, and involve known and unknown risks and uncertainties. There are a number of factors that could cause our actual results to differ materially from those expressed or implied in these forward-looking statements. These factors include, but are not limited to, the strength of the national and local new residential construction and home improvement and remodeling markets, which in turn depend on factors such as interest rates, employment levels, availability of credit, prices of commodity wood products, consumer confidence, adverse weather conditions, the level of competition in our industry, our relationships with suppliers of the products we distribute and our exposure to costs of complying with environmental laws and regulations. Additional information concerning these and other factors is included below. We disclaim any obligation to publicly update or revise any of these forward-looking statements.

OUR SALES AND PROFITABILITY DEPEND SIGNIFICANTLY ON NEW RESIDENTIAL CONSTRUCTION AND HOME IMPROVEMENT ACTIVITY, WHICH IS HIGHLY CYCLICAL AND SEASONAL.

Our sales depend heavily on the strength of national and local new residential construction and home improvement and remodeling markets. The strength of these markets depends on new housing starts and residential renovation projects, which are a function of many factors beyond our control. Some of these factors include interest rates, employment levels, availability of credit, prices of commodity wood products and consumer confidence. Future downturns in the markets that we serve or in the economy generally could have a material adverse effect on our operating results and financial condition. Reduced levels of construction activity may result in intense price competition among building materials suppliers, which may adversely affect our gross margins.

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

THE BUILDING MATERIALS DISTRIBUTION INDUSTRY IS EXTREMELY COMPETITIVE AND WE MAY NOT BE ABLE TO COMPETE SUCCESSFULLY WITH SOME OF OUR EXISTING COMPETITORS OR NEW ENTRANTS IN THE MARKETS WE SERVE.

The building materials distribution industry is extremely competitive. Our competition varies by product line, customer classification and geographic market. The principal competitive factors in our industry are:

o        availability of product;

o        service and delivery capabilities;

o        ability to assist with problem-solving;

o        customer relationships; and

o        breadth of product offerings.

Also, financial stability and geographic coverage are important to manufacturers in choosing distributors for their products.

We compete with many local, regional and, in some markets and product categories, national building materials distributors and dealers. We also compete with major integrated product manufacturers with national distribution capability, such as Georgia-Pacific, Weyerhauser and Boise-Cascade. To a limited extent in some of our markets, we compete with the large home center chains like The Home Depot and Lowe's for the business of smaller contractors. Some of our competitors have greater financial and other resources and may be able to withstand sales or price decreases better than we can. We can give no assurance that we will continue to compete effectively with these existing or new competitors.

THE TERMINATION OF KEY SUPPLIER RELATIONSHIPS MAY HAVE AN IMMEDIATE ADVERSE EFFECT ON OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

We distribute building materials that we purchase from a number of major suppliers. As is customary in our industry, most of our contracts with these suppliers are terminable without cause on short notice. In October 2000, Andersen(R) Windows terminated our distribution agreement, at which time we stopped distributing Andersen(R) windows and were forced to find alternative window suppliers. Andersen(R) windows sales accounted for $63.8 million and $79.7 million in 2000 and 1999, respectively. As a result of the termination of the distribution agreement, sales of windows represented 6% of our total sales in 2001, compared with 12% and 17% in 2000 and 1999, respectively. Although we believe that relationships with our existing suppliers are strong and that we would have access to similar products from competing suppliers, any disruption in our sources of supply, particularly of our most commonly sold items, could have a material adverse effect on our financial condition and results of operations. We also can give no assurance that any supply shortages resulting from unanticipated demand or production difficulties will not occur from time to time or have a material adverse effect on our financial condition and results of operations.

FLUCTUATION IN PRICES OF COMMODITY WOOD PRODUCTS THAT WE BUY AND THEN RESELL MAY HAVE A SIGNIFICANT IMPACT ON OUR RESULTS OF OPERATIONS.

Parts of our business, such as the softwood moulding manufacturing operation and our distribution centers that sell directly to home builders and large contractors, directly face the risk of periodic fluctuations in the prices of wood commodities. Changes in wood commodity prices between the time we buy these products and the time we resell them have occurred in the past and we expect fluctuations to occur again in the future. There can be no assurance that we will be able to manage these fluctuations effectively or minimize any impact of these changes on our financial condition and results of operations.

WE FACE RISKS OF INCURRING SIGNIFICANT COSTS TO COMPLY WITH ENVIRONMENTAL REGULATIONS.

We are subject to federal, state and local environmental protection laws and regulations. We can give no assurance that future environmental liabilities will not have a material adverse effect on our financial condition or results of operations. We have been identified as a potentially responsible party in connection with the clean up of contamination at a formerly owned property in Montana. We are voluntarily remediating this property under the oversight of the Montana Department of Environmental Quality ("DEQ"). When the state agency issues its final risk assessment of this property, we will conduct a feasibility study to evaluate alternatives for cleanup, including continuation of our remediation measures already in place. The DEQ then will select a final remedy, publish a record of decision and negotiate with us for an administrative order of consent on the implementation of the final remedy. We currently believe that this process may take several more years to complete and intend to continue monitoring and remediating the site, evaluating cleanup alternatives and reporting regularly to the DEQ during this interim period. Based on our experience to date in remediating this site, we do not believe that the scope of remediation that the DEQ ultimately determines will have a materially adverse effect on our results of operations or financial condition. Until the DEQ selects a final remedy, however, we can give no assurance as to the scope or cost to us of the final remediation order.

In addition, some of our current and former distribution centers are located in areas of current or former industrial activity where environmental contamination may have occurred, and for which we, among others, could be held responsible. We currently believe, but can give no assurance, that there are no material environmental liabilities at any of our distribution center locations.

WE FACE THE RISKS THAT PRODUCT LIABILITY CLAIMS AND OTHER LEGAL PROCEEDINGS RELATING TO THE PRODUCTS WE DISTRIBUTE MAY ADVERSELY AFFECT OUR BUSINESS AND RESULTS OF OPERATIONS.

As is the case with other companies in our industry, we face the risk of product liability and other claims in the event that the use of products that we have distributed results in personal injury or other damages. For example, we are currently defending lawsuits involving plaintiffs who allege that they have suffered personal injury as a result of exposure to asbestos-containing products. See Part I, Item 3 - "Legal Proceedings." Product liability claims in the future, regardless of their ultimate outcome and whether or not they are covered under our insurance policies or may be indemnified by our suppliers, could result in costly litigation and have a material adverse effect on our business and results of operations.

OUR FUTURE GROWTH WILL DEPEND ON OUR ABILITY TO IDENTIFY ACQUISITION OPPORTUNITIES, INTEGRATE ACQUIRED BUSINESSES AND REALIZE THE VALUE WE EXPECTED AT THE TIME OF THEIR ACQUISITION.

As part of our business strategy, we plan to pursue additional acquisitions of comparable businesses to expand our product offerings and geographic coverage and for other strategic reasons. We may not be successful in finding desirable acquisition candidates or acquiring businesses that we do identify. Depending upon the size of a particular transaction or the magnitude of all of our acquisition activity, future acquisitions could require additional equity capital, further borrowings and the consent of our lenders. There can be no assurances that our lenders will consent to any capital raising or acquisition transactions. If we are not correct when we assess the value, strengths, weaknesses, liabilities and potential profitability of acquisition candidates or if we are not successful in integrating the operations of the acquired businesses, it could have a material adverse effect on our financial condition and results of operation.

OUR FAILURE TO ATTRACT AND RETAIN KEY PERSONNEL COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FUTURE SUCCESS.

Our future success depends, to a significant extent, upon the continued service of our executive officers and other key management and technical personnel and on our ability to continue to attract, retain and motivate qualified personnel. The loss of the services of one or more key employees or our failure to attract, retain and motivate qualified personnel could have a material adverse effect on our business.

ITEM 7A--QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Huttig has exposure to market risk as it relates to the effects of changes in interest rates. We had bank debt outstanding at December 31, 2001 and 2000, under our revolving credit agreement of $69.8 million and $80.0 million, respectively. Also at December 31, 2001, we had three interest rate swap agreements having a total notional principal amount of $80.0 million. These swap agreements in combination with the terms of our revolving credit agreement, effectively provide for a fixed weighted average rate of 8.9% on up to $80.0 million of our outstanding borrowings. The interest rate on the committed outstanding borrowings in excess of $80.0 million under the revolving credit agreement is a floating rate equal to LIBOR plus 175 basis points, 3.6% at December 31, 2001. When actual borrowings under the revolving credit agreement are less than the notional amount of the interest rate swaps, we incur an expense equal to the difference between $80.0 million and the actual amount borrowed, times the difference between the fixed rate on the interest rate swap agreement and the 90-day LIBOR rate.

Included in the financial results is the impact of adopting SFAS No. 133, which established accounting and reporting standards for derivative and hedging activities. We have three interest rate swap agreements that provide for fixed interest rates on $80.0 million of our outstanding borrowings. Under the accounting treatment prescribed by SFAS No. 133, our liabilities include the fair value of these swaps of $4.5 million and shareholders' equity includes $1.7 million, net of tax, which is recorded as other comprehensive income. Fair value is determined by using discounted cash flows based on estimated forward 90-day LIBOR rates through the date of maturity, May 2003, on the swaps. Included in expense, after profit from operations, is $1.8 million of an unrealized loss related to the portion of our swap agreements, which do not qualify for hedge accounting treatment according to the SFAS No. 133 criteria. This unrealized loss resulted in a decrease to net income per share of $0.05 in 2001. There is no impact on cash flow as a result of the accounting treatment required by SFAS No. 133.

Effective January 1, 2002, we entered into a price swap agreement to purchase specified levels of heating oil on a monthly basis at a fixed price, in an effort to hedge the cost of our diesel fuel consumption for our delivery fleet. As heating oil rate changes effectively correlate to diesel fuel rate changes, we intend to account for this agreement as a cash flow hedge under SFAS No. 133. This swap agreement is intended to hedge approximately 60% of our estimated 2002 consumption of diesel fuel or approximately 1.8 million gallons. As a result of the agreement, we are subject to commodity price risk for changes in the price of diesel fuel because we have locked in a fixed rate of $0.585 per gallon of heating oil.

We are subject to periodic fluctuations in the price of wood commodities. Profitability is influenced by these changes as prices change between the time we buy and sell the wood. In addition, to the extent changes in interest rates affect the housing and remodeling market, we would be affected by such changes.

ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT

To the Shareholders of Huttig Building Products, Inc.:

We have audited the accompanying consolidated balance sheets of Huttig Building Products, Inc. and its subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP
St. Louis, Missouri
January 25, 2002

           HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
                            (In Millions)


                                                                                              December 31,
                                                                                         ---------------------
                                                                                           2001         2000
                                                                                         --------     --------
ASSETS

CURRENT ASSETS:

        Cash and equivalents                                                             $    5.6     $    3.6
        Trade accounts receivable, net                                                       74.0         76.3
        Inventories, net                                                                     70.1         71.5
        Other current assets                                                                  9.5         10.0
                                                                                         --------     --------
                Total current assets                                                        159.2        161.4
                                                                                         --------     --------

PROPERTY, PLANT AND EQUIPMENT:
        Land                                                                                  6.7          6.7
        Buildings and improvements                                                           35.0         34.6
        Machinery and equipment                                                              36.4         30.9
                                                                                         --------     --------
                Gross property, plant and equipment                                          78.1         72.2
        Less accumulated depreciation                                                        36.6         32.6
                                                                                         --------     --------
                Property, plant and equipment, net                                           41.5         39.6
                                                                                         --------     --------

OTHER ASSETS:
        Goodwill, net                                                                        34.3         36.6
        Other                                                                                 4.1          5.3
        Deferred income taxes                                                                 7.2          6.3
                                                                                         --------     --------
                Total other assets                                                           45.6         48.2
                                                                                         --------     --------

TOTAL ASSETS                                                                             $  246.3     $  249.2
                                                                                         ========     ========

                 see notes to consolidated financial statements

           HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
            (In Millions, Except Share and Per Share Data)


                                                                                               December 31,
                                                                                         ------------------------
                                                                                           2001            2000
                                                                                         --------        --------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
        Current portion of debt                                                          $    0.9        $    0.2
        Trade accounts payable                                                               66.9            62.2
        Deferred income taxes                                                                 1.3              --
        Accrued compensation                                                                  4.9             9.6
        Accrued insurance                                                                     2.5             4.3
        Other accrued liabilities                                                            11.0             8.4
                                                                                         --------        --------
                Total current liabilities                                                    87.5            84.7
                                                                                         --------        --------

NON-CURRENT LIABILITIES:
        Debt                                                                                 72.7            80.9
        Fair value of derivative instruments                                                  4.5              --
        Other non-current liabilities                                                         2.5             2.6
                                                                                         --------        --------
                Total non-current liabilities                                                79.7            83.5
                                                                                         --------        --------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
        Preferred shares; $.01 par (5,000,000 shares authorized)                               --              --
        Common shares; $.01 par (50,000,000 shares authorized;
            at December 31, 2001 - 19,645,893 shares issued and
            outstanding; at December 31, 2000 - 20,866,145 shares
            issued and outstanding)                                                           0.2             0.2
        Additional paid-in capital                                                           33.4            33.2
        Retained earnings                                                                    54.8            49.1
        Unearned compensation - restricted stock                                             (0.4)           (0.4)
        Accumulated other comprehensive loss                                                 (1.7)             --
        Less:  Treasury shares, at cost (1,250,252 shares at
            December 31, 2001 and 278,433 shares at
            December 31, 2000)                                                               (7.2)           (1.1)
                                                                                         --------        --------
                Total shareholders' equity                                                   79.1            81.0
                                                                                         --------        --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                               $  246.3        $  249.2
                                                                                         ========        ========

                 see notes to consolidated financial statements

                 HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                 (In Millions, Except Share and Per Share Data)

                                                                              Year Ended December 31,
                                                                     --------------------------------------
                                                                        2001          2000          1999
                                                                     ----------    ----------    ----------

NET SALES                                                            $    945.1    $  1,072.9    $    800.3
                                                                     ----------    ----------    ----------

COST OF SALES AND OPERATING EXPENSES:
        Cost of sales                                                     749.0         857.2         641.5
        Operating expenses                                                166.2         178.8         126.0
        Depreciation and amortization                                       7.7           7.3           6.6
        Restructuring charges                                               2.1           2.1           3.1
        (Gain) loss on disposal of capital assets                          (0.9)         (6.5)          0.3
                                                                     ----------    ----------    ----------

                Total cost of sales and operating expenses                924.1       1,038.9         777.5
                                                                     ----------    ----------    ----------

OPERATING PROFIT                                                           21.0          34.0          22.8
                                                                     ----------    ----------    ----------

OTHER EXPENSES:
        Interest expense - Crane                                             --            --          (7.3)
        Interest expense - net                                            (10.0)        (11.1)         (0.5)
        Unrealized loss on derivatives                                     (1.8)           --            --
        Other miscellaneous - net                                            --            --          (0.6)
                                                                     ----------    ----------    ----------

                Total other expense                                       (11.8)        (11.1)         (8.4)
                                                                     ----------    ----------    ----------

INCOME BEFORE TAXES                                                         9.2          22.9          14.4
PROVISION FOR INCOME TAXES                                                  3.5           8.8           5.9
                                                                     ----------    ----------    ----------
INCOME BEFORE EXTRAORDINARY ITEM                                            5.7          14.1           8.5
        Extraordinary item (less applicable income taxes of $0.3)            --          (0.5)           --
                                                                     ----------    ----------    ----------

NET INCOME                                                           $      5.7    $     13.6    $      8.5
                                                                     ==========    ==========    ==========


NET INCOME PER BASIC SHARE BEFORE
        EXTRAORDINARY ITEM                                           $     0.28    $     0.68    $     0.59

LOSS PER SHARE FROM EXTRAORDINARY ITEM                                       --         (0.02)           --
                                                                     ----------    ----------    ----------

NET INCOME PER BASIC SHARE                                           $     0.28    $     0.66    $     0.59
                                                                     ==========    ==========    ==========
WEIGHTED AVERAGE BASIC SHARES OUTSTANDING                                  20.3          20.6          14.3

NET INCOME PER DILUTED SHARE BEFORE
        EXTRAORDINARY ITEM                                           $     0.28    $     0.68    $     0.59

LOSS PER SHARE FROM EXTRAORDINARY ITEM                                       --         (0.02)           --
                                                                     ----------    ----------    ----------

NET INCOME PER DILUTED SHARE                                         $     0.28    $     0.66    $     0.59
                                                                     ==========    ==========    ==========
WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING                                20.4          20.6          14.3

                 see notes to consolidated financial statements

                 HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                  (IN MILLIONS)

                                                                                            Accumulated
                                    Common Shares  Additional                Unearned           Other      Treasury      Total
                                    Outstanding,    Paid-In    Retained    Compensation-    Comprehensive   Shares,  Shareholders'
                                    at Par Value    Capital    Earnings   Restricted Stock       Loss       at Cost      Equity
                                    -------------  ----------  --------   ----------------  -------------  --------  -------------
Balance at January 1, 1999          $        --     $    0.7   $   40.7     $       --       $       --    $     --    $     41.4

Net income                                                          8.5                                                       8.5

Dividends paid to Crane                                           (13.7)                                                    (13.7)
Capital contribution from Crane                          4.5                                                                  4.5
Recapitalization in connection
   with spin-off from Crane                 0.1          1.0                                                   (1.1)           --
Shares issued in acquisition of
   Rugby                                    0.1         26.5                                                                 26.6
Restricted stock issued, net of
        amortization expense                             0.2                      (0.2)                                        --
                                     ----------    ---------   --------     ----------       ----------    --------    ----------
Balance at December 31, 1999         $      0.2    $    32.9   $   35.5     $     (0.2)      $       --    $   (1.1)   $     67.3

Net income                                                         13.6                                                      13.6

Restricted stock issued, net of
        amortization expense                             0.3                      (0.2)                                       0.1
                                     ----------    ---------   --------     ----------       ----------    --------    ----------

Balance at December 31, 2000         $      0.2    $    33.2   $   49.1     $     (0.4)      $       --    $   (1.1)   $     81.0

Net income                                                          5.7                                                       5.7

Fair market value adjustment of
          derivatives, net of tax                                                                  (1.7)                     (1.7)
                                                               --------                      ----------                ----------

Comprehensive income (loss)                                         5.7                            (1.7)                      4.0

Restricted stock issued, net of
        amortization expense                             0.2                                                    0.6           0.8

Treasury stock purchases                                                                                       (6.7)         (6.7)
                                     ----------    ---------   --------     ----------       ----------    --------    ----------

Balance at December 31, 2001         $      0.2    $    33.4   $   54.8     $     (0.4)      $     (1.7)   $   (7.2)   $     79.1
                                     ==========    =========   ========     ==========       ==========    ========    ==========

                 HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In Millions)

                                                                                        Year Ended December 31,
                                                                                  -----------------------------------
                                                                                    2001        2000          1999
                                                                                  ---------   ----------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income                                                                $    5.7     $   13.6     $    8.5
        (Gain) loss on disposal of capital assets                                     (0.9)        (6.5)         0.3
        Depreciation and amortization                                                  9.0          7.9          6.5
        Deferred income taxes                                                          1.4          7.3          3.0
        Unrealized loss on derivatives, net                                            1.7           --           --
        Accrued postretirement benefits                                               (0.5)        (0.6)        (5.2)
        Changes in operating assets and liabilities
            (exclusive of acquisitions):
                Trade accounts receivable                                              2.5         34.1         11.2
                Inventories                                                            2.4          5.4          5.1
                Other current assets                                                   0.5          0.4           --
                Trade accounts payable                                                 4.7         (1.1)        (8.9)
                Accrued liabilities                                                   (3.2)       (22.5)         2.4
                Other                                                                 (0.2)        (3.9)        (0.2)
                                                                                  --------     --------     --------

                        Total cash from operating activities                          23.1         34.1         22.7
                                                                                  --------     --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Capital expenditures                                                          (3.3)        (5.6)        (8.5)
        Proceeds from disposition of capital assets                                    0.9          9.2          2.4
        Cash (used) received for acquisitions                                         (1.2)          --          0.1
                                                                                  --------     --------     --------

                        Total cash from investing activities                          (3.6)         3.6         (6.0)
                                                                                  --------     --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Cash dividend paid to Crane                                                     --           --        (13.7)
        Payments of debt                                                            (307.3)      (120.9)      (126.3)
        Borrowings of debt                                                           296.5         80.0        120.7
        Purchase of treasury shares                                                   (6.7)          --           --
                                                                                  --------     --------     --------

                        Total cash from financing activities                         (17.5)       (40.9)       (19.3)
                                                                                  --------     --------     --------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                        2.0         (3.2)        (2.6)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                              3.6          6.8          9.4
                                                                                  --------     --------     --------

CASH AND EQUIVALENTS, END OF PERIOD                                               $    5.6     $    3.6     $    6.8
                                                                                  ========     ========     ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
        Interest paid                                                             $    9.2     $    9.4     $    9.5
        Income taxes paid (received) - net of refunds                             $   (2.0)    $    7.0     $    4.3

        Non-cash financing activities:
                Equipment acquired with capital lease obligations                 $    3.4     $     --     $     --
                Restricted stock issued in connection with compensation plans     $    0.8     $     --     $     --
                Liabilities assumed in connection with asset acquisitions         $     --     $    2.2     $   74.3
                Capital contribution from Crane through reduction in payable
                    to Crane                                                      $     --     $     --     $    4.5

                see notes to consolidated financial statements

                 HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                 (IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)

1. ACCOUNTING POLICIES AND PROCEDURES

ORGANIZATION -- Huttig Building Products, Inc. and subsidiaries (the "Company" or "Huttig") is a distributor of doors, windows, mouldings, trim and related building products in the United States and operates one finished lumber production facility. The Company distributes its products through 59 distribution centers serving 46 states, principally for new residential construction and renovation. The Company was formerly a wholly owned subsidiary of Crane Co. ("Crane") through Crane International Holdings, a direct subsidiary of Crane. On December 16, 1999, Crane distributed all of the outstanding common stock of the Company to Crane's stockholders. In addition, on December 16, 1999, the Company acquired the building products and millwork branches of Rugby USA, Inc. ("Rugby"), a subsidiary of Rugby Group PLC.

PRINCIPLES OF CONSOLIDATION -- The consolidated financial statements include the accounts of Huttig Building Products, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

REVENUE RECOGNITION -- Revenues are generally recorded when title passes to the customer, which occurs upon delivery of product, or when services are rendered.

USE OF ESTIMATES -- The preparation of the Company's consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates.

RECLASSIFICATIONS -- Certain prior year amounts have been reclassified to conform to the current year presentation.

INVENTORIES -- Inventories are stated at the lower of cost or market. Substantially, all of the Company's inventory is finished goods. Approximately 72% and 78% of inventories were determined by using the LIFO (last in, first out) method of inventory valuation as of December 31, 2001 and 2000, respectively; the remainder were determined by the FIFO (first in, first out) method. Had the Company used the FIFO method of inventory valuation for all inventories, net income would have decreased by $1.7 million, $1.7 million and $1.2 million in 2001, 2000 and 1999, respectively. During 2001, 2000 and 1999, the LIFO inventory quantities were reduced, resulting in a partial liquidation of the LIFO bases, the effect of which increased net income by $1.7 million, $1.7 million and $1.6 million, respectively. The replacement cost would be higher than the LIFO valuation by $7.8 million in 2001 and $10.6 million in 2000.

PROPERTY, PLANT AND EQUIPMENT -- Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets which range from 3 to 25 years.

CASH AND EQUIVALENTS -- The Company considers all liquid interest-earning investments with a maturity of three months or less at the date of purchase to be cash equivalents. The carrying value of cash and equivalents approximates their fair value.

OTHER ASSETS -- Goodwill is amortized on a straight-line basis over 15 to 40 years. In future periods, goodwill amortization will be affected by the Company's adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. See Note 1, "New Accounting Pronouncements." Other intangible assets are amortized on a straight-line basis over their estimated useful lives which range from two to five years.

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

STOCK REPURCHASE AUTHORIZATION - In August 2001, the Company's Board of Directors authorized a $15.0 million stock repurchase program. During 2001, Huttig repurchased 1.1 million shares of its common stock for $6.7 million. Of these shares, the Company purchased 790,484 shares from The Rugby Group Limited, Huttig's largest shareholder, for a cash purchase price of $4.7 million, or a per share price of $5.99, the closing price on the New York Stock Exchange of our common stock on the date of our agreement with Rugby. As part of the repurchase agreement with Rugby, the repurchase of these shares did not affect Rugby's existing right to nominate up to three members of the Board of Directors under the registration rights agreement with Rugby entered into as part of the acquisition of Rugby Building Products. Repurchased shares are held as treasury stock and are available for use in connection with employee benefit plans and other general corporate purposes. At December 31, 2001, the Company had $8.3 million remaining under the stock repurchase authorization.

SERVICES PROVIDED BY CRANE -- Prior to the Spin-off, Crane supplied the Company certain shared services including insurance, legal, tax and treasury functions. The costs associated with these services were charged to the Company through an intercompany account based upon specific identification.

SHIPPING - Costs associated with shipping our products to our customers are charged to operating expense. Shipping costs were $31.7 million, $33.4 million and $20.0 million in 2001, 2000 and 1999, respectively.

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

NET INCOME PER SHARE -- Basic net income per share is computed by dividing income available to common stockholders by weighted average shares outstanding. Diluted net income per share reflects the effect of all other outstanding common stock equivalents using the treasury stock method.

ACCOUNTING FOR STOCK-BASED COMPENSATION - SFAS No. 123, Accounting for Stock-Based Compensation, sets forth a fair value based method of recognizing stock-based compensation expense. As permitted by SFAS No. 123, the Company has elected to apply APB No. 25, Accounting for Stock Issued to Employees, to account for its stock-based compensation plans.

CONCENTRATION OF CREDIT RISK -- The Company is engaged in the distribution of building materials throughout the United States. The Company grants credit to customers, substantially all of whom are dependent upon the construction economic sector. The Company continuously evaluates its customers' financial condition but does not generally require collateral. The concentration of credit risk with respect to trade accounts receivable is limited due to the Company's large customer base located throughout the United States. The Company maintains an allowance for doubtful accounts based upon the expected collectibility of its accounts receivable.

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - Effective January 1, 2001, Huttig adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, which established accounting and reporting standards for derivative instruments, including certain derivative instruments used for hedging activities. All derivative instruments, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income ("OCI") and are recognized in the statement of income when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. If the derivative is not designated as a hedge for accounting purposes, changes in fair value are immediately recognized in earnings.

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

The adoption of SFAS No. 133 on January 1, 2001 resulted in an increase to non-current liabilities of $2.8 million and a cumulative pre-tax reduction to OCI of $2.8 million ($1.8 million after-tax). Of the reduction to OCI at January 1, 2001, $1.4 million is related to the two interest rate swaps that have not been designated as hedges for accounting purposes. Of this amount, $0.5 million will be reclassified into earnings during the next twelve months.

For the year ended December 31, 2001, a total unrealized loss on derivatives of $1.8 million was recorded after operating profit. This includes $0.9 million that was amortized from OCI and $0.9 million related to the change in fair value on the two interest rate swaps that do not qualify as hedges for accounting purposes. The interest rate swap that is designated as a cash flow hedge was determined to be highly effective and substantially all of the change in the fair value was charged to OCI. At December 31, 2001, liabilities include the fair value of these swaps of $4.5 million and shareholders' equity includes $1.7 million net of tax which is recorded as OCI. Fair value was determined by using discounted cash flows based on estimated forward 90-day LIBOR rates through the date of maturity, May 2003, on the swaps.

There is no impact on cash flow as a result of the accounting treatment required by SFAS No. 133 for the three interest rate swap agreements.

NEW ACCOUNTING PRONOUNCEMENTS - In June 2001, the Financial Accounting Standard Board issued Statement No. 142, Goodwill and Other Intangible Assets, which is required to be adopted in fiscal years beginning after December 15, 2001. Under the provisions of this statement, goodwill is no longer subject to amortization over its estimated useful life. Alternatively, goodwill will be subject to at least an annual assessment for impairment by applying a fair value based test. Goodwill existing as of January 1, 2002 will be subject to a transitional assessment of any impairment issues during 2002. Goodwill amortization for the years ended December 31, 2001 and 2000 was $2.4 million per year. The Company is currently evaluating the impact of this pronouncement as it relates to the transitional and annual assessments for impairment of recorded goodwill on its consolidated financial statements.

In October 2001, the Financial Accounting Standards Board issued Statement No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets, which is required to be adopted for fiscal years beginning after December 15, 2001. This statement establishes a single accounting model for the impairment or disposal of long-lived assets and broadens the presentation of discontinued operations. The Company believes that the adoption of Statement No. 144 will not have a material impact on its consolidated financial statements.

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

3. GOODWILL AND ACQUISITIONS

Goodwill consists of the following at December 31, 2001 and 2000:

                                2001       2000
                              -------    -------
Goodwill                      $  47.7    $  47.6
Accumulated amortization         13.4       11.0
                              -------    -------
Total - Net                   $  34.3    $  36.6
                              =======    =======

During the first half of 2001, the Company acquired certain assets from Monarch Manufacturing, Inc. in Baltimore, Maryland and Hope Lumber and Supply Corporation in Kansas City, Missouri, for an aggregate purchase price of $1.2 million. In connection with the acquisition of Monarch Manufacturing, Inc., the Company recorded $0.1 million of goodwill.

On December 16, 1999 the Company completed its acquisition of Rugby. Crane, Huttig and Rugby Group PLC entered into a Share Exchange Agreement which provided for the transfer to Huttig of all the outstanding capital stock of Rugby in exchange for 6.5 million newly issued shares of Huttig common stock. As a result of this exchange, Rugby became a wholly owned subsidiary of Huttig.

The acquisition of Rugby was accounted for under the purchase method of accounting. The $26.6 million value of the 6.5 million shares of stock issued in 1999 was allocated to the assets acquired and liabilities assumed based upon their fair values at the closing date. The relative fair values of the assets acquired and liabilities assumed were based upon valuations and other studies. However, the fair value of the net assets acquired exceeded the purchase price resulting in the write-off of all non-current assets of Rugby and a deferred credit of $0.8 million was recorded in 1999. During fiscal year 2000, the Company determined the ultimate costs related to exit plans adopted as part of the acquisition exceeded the liabilities that were initially accrued by $2.0 million. Consequently, the acquisition cost was increased by this amount. In addition, the deferred asset decreased by $2.2 million and the previously reported income taxes payable of $1.8 million was reduced to zero. As a result, the previously reported deferred credit balance of $0.8 million at December 31, 1999 was reduced to zero and assets were increased by $1.6 million.

The following table summarizes the allocation of the stock consideration paid to the fair value of the assets acquired and the liabilities assumed by the Company in connection with the acquisition of Rugby:

Accounts receivable                      $   42.6
Inventories                                  39.4
Other current assets                          4.7
Deferred income taxes -- non-current         11.5
Property, plant and equipment                 1.6
Note payable to Rugby Group PLC             (32.0)
Accounts payable                            (26.5)
Accrued liabilities                         (14.7)
                                         --------
  Stock consideration paid               $   26.6
                                         ========

Costs of $2.3 million for professional fees related to the acquisition were included in accrued liabilities in the allocation of the acquisition cost above.

In December 1999, the Company established a $4.7 million reserve for asset impairments and costs expected to be incurred to exit certain activities connected with the acquisition of Rugby. During 2000, this reserve increased by $2.2 million as a result of a change in estimate of the planned exit costs and the Company also charged $6.7 million of costs against this reserve. The remaining balance of $0.2 million was for costs related to remaining facility shutdowns. The acquisition of Rugby was accounted for by the purchase method and, accordingly, this reserve was included in the allocation of the acquisition costs. The remaining balance was fully utilized in the first quarter of 2001.

During 1999, the Company acquired Cherokee Lumber Company and Cherokee Millwork Company, a manufacturer and distributor of lumber and millwork products in the Maryville, Tennessee area, for a total cost of $1.9 million. In connection with the acquisition, the Company recorded approximately $0.6 million of goodwill which is being amortized on a straight-line basis over 15 years.

All acquisitions were accounted for by the purchase method. The results of operations for all acquisitions have been included in the consolidated financial statements from their respective dates of purchase. The following unaudited pro forma financial information presents the combined results of operations of the Company and Rugby, if the acquisition of Rugby had taken place at the beginning of 1999. The pro forma amounts give effect to certain adjustments including the amortization of goodwill and intangibles, increased interest expense and income tax effects. This pro forma information does not necessarily reflect the results of operations as it would have been if the businesses had been managed by the Company during these periods and is not indicative of results that may be obtained in the future.

                                                  1999
                                               ---------
Net sales                                      $ 1,247.1
Net income                                          13.3
Net income per share (basic and diluted)            0.65

4. BUSINESS RESTRUCTURING

During the fourth quarter of 2001, the Company recorded $3.2 million of restructuring charges related to the closure of several historically under-performing branches, of which $1.1 million was recorded in cost of sales for the writedown of inventory to realizable value. Other components of the charge were $0.8 million for severance related costs and $1.3 million for facility and other shutdown-related costs. Severance costs relate to approximately 175 employees primarily at distribution center locations. Included in amounts charged against this restructuring reserve in 2001 were $0.5 million for inventory losses and $0.3 million for facility and other shutdown costs. The Company expects the closures to be substantially completed during the first half of 2002.

During the fourth quarter of 2000, the Company recorded $2.1 million as a restructuring charge related to the termination of the Company's distribution agreement with Andersen(R), of which $0.8 million was recorded in cost of sales. The charge was primarily for the downsizing of branch operations that previously distributed Andersen(R) products. At December 31, 2000, approximately $1.1 million remained in the reserve. The remaining balance was fully utilized during the first nine months of 2001.

During the fourth quarter of 1999, the Company established a $5.3 million reserve for restructuring costs expected to be incurred under a strategic plan to consolidate and integrate various branch operations and support functions, of which $2.2 million was included in cost of sales. During the fourth quarter of 2000, the Company increased this reserve by $1.1 million, of which $0.3 million was included in cost of sales. During 2000, $6.2 million of costs were charged against the reserve, which included $2.5 million related to inventory losses. The remaining balance of $0.2 million was primarily for facility shutdown costs and was fully utilized in early 2001.

5. ALLOWANCE FOR DOUBTFUL ACCOUNTS

The allowance for doubtful trade accounts receivable as of December 31, 2001, 2000 and 1999 consists of the following:

                                       2001           2000           1999
                                    ----------     ----------     ----------
Balance at beginning of year        $      1.6     $      0.7     $      0.2
Provision charged to expense               2.4            1.9            0.6
Write-offs, less recoveries               (1.8)          (1.0)          (0.1)
                                    ----------     ----------     ----------
Balance at end of year              $      2.2     $      1.6     $      0.7
                                    ==========     ==========     ==========

6. DEBT

Debt as of December 31, 2001 and 2000 consisted of the following:

                                              2001        2000
                                            --------    --------
Revolving credit agreement                  $   69.8    $   80.0
Industrial Revenue Bond                           --         0.1
Capital lease obligations (see Note 9)           3.8         1.0
                                            --------    --------
    Total debt                                  73.6        81.1
Less current portion                             0.9         0.2
                                            --------    --------
Long-term debt                              $   72.7    $   80.9
                                            ========    ========

CREDIT AGREEMENT -- During April 2000, the Company entered into a $200.0 million secured revolving credit facility (the "Credit Agreement") with Chase Manhattan Bank. The rate on the facility is LIBOR plus a variable rate based on the Company's ratio of debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"). At December 31, 2001 and 2000, the Company had outstanding three interest rate swap contracts having a total notional amount of principal of $80.0 million. These swap agreements, in combination with the revolving credit agreement, effectively provide for a fixed weighted average interest rate of 8.9% on up to $80.0 million outstanding revolving credit borrowings. The remainder of the outstanding borrowings under the revolving credit agreement are currently at a floating rate of LIBOR plus 175 basis points, 3.6% at December 31, 2001. When actual borrowings are less than the total notional amount of the swap, the Company incurs an expense equal to the difference between $80.0 million and the actual amount borrowed, times the difference between the fixed rate on the interest rate swap agreement and the 90-day LIBOR rate. The current revolving credit facility expires in April 2003. The proceeds from the facility were used to retire the previously existing $125.0 million credit facility and a $25.0 million term loan. In conjunction with the refinancing of the previously existing facility, the Company recorded an extraordinary expense in 2000 of $0.8 million ($0.5 million net of tax) for the write-off of the unamortized loan fees.

Provisions of the Credit Agreement contain various covenants which, among other things, limit the Company's ability to incur indebtedness, incur liens, declare or pay dividends or make restricted payments, consolidate, merge or sell assets and require the Company to attain certain financial ratios in regards to leverage, consolidated net worth, and interest expense coverage. Under the most restrictive provisions of the Company's Credit Agreement, the amount available to repurchase the Company's common stock was limited to $2.6 million at December 31, 2001.

At December 31, 2001, the Company had letters of credit outstanding under the Credit Agreement totaling $6.1 million and $124.1 million of unused credit available.

The Credit Agreement is collateralized by the Company's trade accounts receivable, inventory and owned facilities.

MATURITIES -- At December 31, 2001, the aggregate scheduled maturities of debt are as follows:

    2002             $  0.9
    2003               70.8
    2004                0.8
    2005                0.7
    2006                0.4
                     ------
      Total          $ 73.6
                     ======

The estimated fair value of the Company's debt approximates book value since the interest rates on nearly all of the outstanding borrowings are frequently adjusted.

7. PREFERRED SHARE PURCHASE RIGHTS

In December 1999, the Company adopted a Shareholder Rights Plan. The Company distributed one preferred share purchase right for each outstanding share of common stock at the date of the Spin-off. The preferred rights were not exercisable when granted and may only become exercisable under certain circumstances involving actual or potential acquisitions of the Company's common stock by a person or affiliated persons. Depending upon the circumstances, if the rights become exercisable, the holder may be entitled to purchase shares of the Company's Series A Junior Participating Preferred Stock. Preferred shares purchasable upon exercise of the rights will not be redeemable. Each preferred share will be entitled to preferential rights regarding dividend and liquidation payments, voting power, and, in the event of any merger, consolidation or other transaction in which common shares are exchanged, preferential exchange rate. The rights will remain in existence until December 6, 2009 unless they are earlier terminated, exercised or redeemed. The Company has authorized 5 million shares of $.01 par value preferred stock of which 250 thousand shares have been designated as Series A Junior Participating Preferred Stock.

8. COMMITMENTS AND CONTINGENCIES

The Company leases certain of its vehicles, equipment and warehouse and manufacturing facilities under capital and non-cancelable operating leases with various terms. Certain leases contain renewal or purchase options. Future minimum payments, by year, and in the aggregate, under these leases with initial or remaining terms of one year or more consisted of the following at December 31, 2001:

                                                        NON-CANCELABLE   MINIMUM
                                              CAPITAL     OPERATING      SUBLEASE
                                               LEASES       LEASES        INCOME        NET
                                              -------   --------------   --------    --------
2002                                          $    1.1     $   11.0      $    1.4    $    9.6
2003                                               1.2          9.0           1.3         7.7
2004                                               0.9          6.9           0.7         6.2
2005                                               0.8          5.8           0.4         5.4
2006                                               0.4          5.1           0.2         4.9
Thereafter                                          --         12.2            --        12.2
                                              --------     --------      --------    --------
Total minimum lease payments                       4.4     $   50.0      $    4.0    $   46.0
                                                           ========      ========    ========
Amount representing interest                      (0.6)
                                              --------
Present value of minimum lease payments       $    3.8
                                              ========

The weighted average interest rate for capital leases is 6.6%. These obligations mature in varying amounts through 2016. Rental expense for all operating leases was $17.7 million, $15.3 million and $8.2 million in 2001, 2000 and 1999, respectively.

The cost of assets capitalized under leases is as follows at December 31, 2001 and 2000:

                                        2001        2000
                                      --------    --------
Land, buildings and improvements      $    5.7    $    2.3
Less accumulated depreciation              1.6         1.3
                                      --------    --------
Cost of leased assets - net           $    4.1    $    1.0
                                      ========    ========

The Company carries insurance policies on insurable risks that it believes to be appropriate. The Company generally has self-insured retention limits and has obtained fully insured layers of coverage above such self-insured retention limits. Accruals for self-insurance losses are made based on the Company's claims experience. The Company has certain liabilities with respect to existing or unreported claims, and accrues for these liabilities when it is probable that future costs will be incurred and such costs can be reasonably estimated.

The Company is involved in various lawsuits, claims and proceedings arising in the ordinary course of its business. While the outcome of any lawsuits, claims or proceedings cannot be predicted, it is the opinion of management that the disposition of any pending matters will not have a material adverse effect on our financial condition, results of operations or liquidity.

The Company is subject to federal, state and local environmental protection laws and regulations. The Company's management believes the Company is in compliance, or is taking action aimed at assuring compliance, with applicable environmental protection laws and regulations. However, there can be no assurance that future environmental liabilities will not have a material adverse effect on the consolidated financial condition or results of operations. The Company has been identified as a potentially responsible party in connection with the clean up of contamination at a formerly owned property in Montana. The Company is voluntarily remediating this property under the oversight of the Montana Department of Environmental Quality ("DEQ"). When the state agency issues its final risk assessment of this property, the Company will conduct a feasibility study to evaluate alternatives for cleanup, including continuation of our remediation measures already in place. The DEQ then will select a final remedy, publish a record of decision and negotiate with us for an administrative order of consent on the implementation of the final remedy. The Company's management currently believes that this process may take several more years to complete and intends to continue monitoring and remediating the site, evaluating cleanup alternatives and reporting regularly to the DEQ during this interim period. Based on experience to date in remediating this site, management of the Company does not believe that the scope of remediation that the DEQ ultimately determines will have a materially adverse effect on its results of operations or financial condition.

In addition, some of the Company's current and former distribution centers are located in areas of current or former industrial activity where environmental contamination may have occurred, and for which the Company, among others, could be held responsible. The Company's management currently believes that there are no material environmental liabilities at any of its distribution center locations.

Huttig is one of many defendants in three pending actions filed in California state court by three separate claimants against manufacturers, building materials distributors and retailers and other defendants by individuals alleging that they have suffered personal injury as a result of exposure to asbestos-containing products. The plaintiffs in these cases seek unspecified damages and allege that they were exposed to asbestos contained in products distributed by a business acquired in 1994 by Rugby Building Products, Inc. Huttig believes it is entitled to indemnification of any costs arising from these cases from The Rugby Group Limited, Huttig's principal stockholder, under the terms of the share exchange agreement pursuant to which Huttig acquired the stock of Rugby USA, Inc., the parent of Rugby Building Products, Inc., in December 1999. Rugby Group has denied any obligation to defend or indemnify Huttig for any of these cases. While Huttig believes that the factual allegations and legal claims asserted against Huttig in the complaints are without merit, there can be no assurance at this time that Huttig will recover any of its costs relating to these claims from insurance carriers or from Rugby Group or that such costs will not have a material adverse effect on Huttig's business or financial condition.

9. EMPLOYEE BENEFIT PLANS

DEFINED BENEFIT PLANS -- Prior to the Spin-off, the Company participated in Crane's defined benefit pension plans covering substantially all salaried and hourly employees not covered by collective bargaining agreements. The Company was charged its proportionate share of the total expense for the plans. Pension expense related to Crane's defined benefit pension plans was $1.1 million in 1999.

Effective as of the Spin-off, Company employees who had accrued benefits under a Crane pension plan became fully vested in those benefits and stopped accruing benefits under the Crane pension plan.

The Company also participates in several multi-employer pension plans that provide benefits to certain employees under collective bargaining agreements. Total contributions to these plans were $0.6 million, $0.6 million, and $0.5 million in 2001, 2000 and 1999, respectively.

HEALTH BENEFITS PLANS -- Prior to the Spin-off, employees hired before January 1, 1992 were eligible for post-retirement medical and life insurance benefits if they met minimum age and service requirements.

Effective with the Spin-off, the Company will pay 50% of any premium or cost of such coverage for its current retirees between the ages of 55 and 65. All other employees not currently qualified will not receive post-retirement medical and life insurance benefits. The reduction in benefits resulted in a curtailment gain of $5.9 million in 1999.

The following table sets forth the amounts recognized in the Company's balance sheet at December 31, 2001, 2000 and 1999 for the Company sponsored post-retirement benefit plan:

                                                 2001       2000       1999
                                                ------     ------     ------
Change in benefit obligation:
  Benefit obligation at beginning of year       $ 0.3      $ 0.3      $ 7.3
  Plan participant contributions                  0.1        0.1        0.2
  Service cost                                     --         --        0.2
  Interest cost                                    --         --        0.4
  Amendments                                       --         --       (1.0)
  Actuarial (gain) loss                           0.4        0.2       (1.3)
  Curtailment                                      --         --       (5.1)
  Benefits paid                                  (0.3)      (0.3)      (0.4)
                                                -----      -----      -----
  Benefit obligation at end of year             $ 0.5      $ 0.3      $ 0.3
                                                =====      =====      =====
Funded status                                   $(0.5)     $(0.3)     $(0.3)
Unrecognized net actuarial gain                  (0.5)      (1.2)      (1.8)
                                                -----      -----      -----
  Accrued benefit cost                          $(1.0)     $(1.5)     $(2.1)
                                                =====      =====      =====
Discount rate                                    7.25%      7.75%      7.50%
Components of net periodic benefit costs
  Service cost                                  $  --      $  --      $ 0.2
  Interest cost                                    --         --        0.4
  Amortization of prior service cost               --         --       (0.1)
  Recognized actuarial gain                      (0.2)      (0.3)      (0.1)
                                                -----      -----      -----
                                                 (0.2)      (0.3)       0.4
  Recognition of curtailment gain                  --         --       (5.9)
                                                -----      -----      -----
Net periodic benefit cost                       $(0.2)     $(0.3)     $(5.5)
                                                =====      =====      =====


In 2001, the cost of covered healthcare benefits was assumed to increase 10%, and then decrease gradually to 5% by 2007 and remain at that level thereafter. In 2000, the cost of covered healthcare benefits was assumed to increase 7.5%, and then to decrease gradually to 5.0% by 2006 and remain at that level thereafter. In 1999, the cost of covered healthcare benefits was assumed to increase 7.2%, and then to decrease gradually to 5.0% by 2005 and remain at that level thereafter. A one percentage point change would not have material effect on the total service and interest cost components or on the post retirement benefit obligation.

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

The Company sponsors a qualified defined contribution plan covering substantially all its employees. The plan provides for Company matching contributions based upon a percentage of the employee's voluntary contributions. The Company's contributions were $1.8 million, $1.9 million and $1.5 million in 2001, 2000 and 1999, respectively.

During 2001, the Company established a nonqualified deferred compensation plan to allow for the deferral of employee voluntary contributions that are limited under the Company's existing qualified defined contribution plan. The plan provides for deferral of up to 50% of an employee's total compensation and matching contributions based upon a percentage of the employee's voluntary contributions. During 2001, there were no contributions made to this plan.

10. STOCK AND INCENTIVE COMPENSATION PLANS

1999 STOCK INCENTIVE PLAN

The 1999 Stock Incentive Plan authorizes the issuance of the lesser of 7% of the issued and outstanding stock of the Company or up to 2 million shares of common stock under the Plan. The Plan allows the Company to grant awards to key employees including restricted stock awards, stock options and stock appreciation rights, subject primarily to the requirement of continuing employment. The awards under this Plan are available for grant over a period of ten years from the date on which the Plan was adopted, but the grants may vest beyond the ten-year period. Stock options issued by the Company become exercisable for up to 50% of the shares one year after grant, 75% two years after grant, and 100% three years after grant, and expire ten years from the date of grant. The exercise price of stock options may not be less than the fair market value of the common stock at the date of grant. In 2001, the Company granted 371,800 options with exercise prices ranging from $4.34 to $4.85 and in 2000, granted 895,500 options with exercise prices ranging from $4.29 to $4.73.

The Company is authorized to grant shares of restricted stock to employees. No monetary consideration is paid by employees who receive restricted stock. Restricted stock can be granted with or without performance restrictions. In 2001, the Company granted 30,000 shares of restricted stock under the 1999 Stock Incentive Plan at a market value of $4.38 per share. In 2000, the Company granted 65,000 shares of restricted stock under the 1999 Stock Incentive Plan at a market value of $4.25 per share. The total market value of the shares granted were recorded as unearned compensation in the Statement of Shareholders' Equity. The unearned compensation is being amortized to expense over a five-year vesting period.

2001 STOCK INCENTIVE PLAN

The 2001 Stock Incentive Plan authorizes the issuance of up to 500,000 shares of the issued and outstanding common stock of the Company. The Plan allows the Company to grant awards to key employees including restricted stock awards and stock options, subject primarily to the requirement of continued employment. The awards under this Plan are available for grant until the Board of Directors terminates the Plan. Stock options issued by the Company are exercisable for up to 50 % of the shares one year after grant, 75% two years after grant, and 100% three years after grant, and expire ten years from the date of grant. The exercise price of stock options may not be less than the fair market value of the common stock at the date of grant. As of December 31, 2001, no awards have been granted under this Plan.

EVA INCENTIVE COMPENSATION PLAN

The Company's EVA Incentive Compensation Plan (the "EVA Plan") is intended to maximize shareholder value by aligning management's interests with those of shareholders by rewarding management for sustainable and continuous improvement in operating results. Participants in the EVA Plan may elect to allocate 50% of their incentive award to a stock subaccount. Participants who make this election will have restricted shares granted to them with a two year vesting period, with the restrictions lapsing evenly each year. The number of restricted shares issued is calculated by dividing the cash award by the fair market value of the Company's stock at the date of the allocation. If the participant does not make this election, 100% of the participant's EVA award is allocated to a cash account. Each participant with a positive aggregate account balance will receive an annual payout of a specified percentage of his or her account, with the standard payout percentage being one-third each year. A participant's entire cash subaccount balance will become payable and his or her restricted stock will fully vest upon normal retirement at age 65, death, disability or a change in control (as defined in the EVA Plan). In 2001, the Company granted 154,938 shares of restricted stock under the EVA Plan at a market value of $4.38 per share. Expense recorded under the EVA Plan was ($0.2) million, $3.6 million and $1.6 million in 2001, 2000 and 1999, respectively.

NON-EMPLOYEE DIRECTORS' STOCK

Certain non-employee directors receive shares of restricted stock for the portion of their annual retainer that exceeds five thousand dollars. The shares are issued each year after the Company's annual meeting, are forfeitable if the director ceases to remain a director until the Company's next annual meeting and may not be sold for a period of five years or until the director leaves the board. The number of restricted shares issued is determined by dividing the amount of the retainer that exceeds five thousand dollars by the fair market value of stock on the date of issuance. In 2001, 9,440 restricted shares were issued to non-employee directors. Non-employee directors also have received ad hoc grants of stock options exercisable at the fair market value at the date of grant. During 2001, 80,000 stock options were issued and become exercisable for up to 50% of the shares one year after grant, 75% two years after grant, and 100% three years after grant.

ACCOUNTING FOR STOCK-BASED COMPENSATION

SFAS No. 123, Accounting for Stock-Based Compensation, sets forth a fair value based method of recognizing stock-based compensation expense. As permitted by SFAS No. 123, the Company has elected to apply APB No. 25, Accounting for Stock Issued to Employees, to account for its stock-based compensation plans.

Had the compensation cost for these plans been determined according to SFAS No. 123, the Company's net income and earnings per share would have been the following pro forma amounts for the years ended December 31, 2001 and 2000:

(Millions of dollars, except per share amounts)        2001     2000(1)
                                                       ----     -------
                    NET INCOME
                    As reported                     $    5.7    $   13.6
                    Pro forma                            5.2        13.2

                    BASIC EPS
                    As reported                     $    .28    $    .66
                    Pro forma                            .26         .64

                    DILUTED EPS
                    As reported                     $    .28    $    .66
                    Pro forma                            .26         .64

(1) There were no stock options outstanding prior to January 1, 2000.

Pro forma disclosures are not likely to be representative of the effects on reported net income for future years.

For purposes of the pro forma disclosure, the fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                    2001        2000
                                                    ----        ----
ASSUMPTIONS:
Volatility                                            41%        45%
Risk-free interest rate                              4.4%       4.9%
Dividend yield                                         0%         0%
Expected life of options (years)                       5          5
Weighted average fair value of options granted     $1.85      $1.98

The following table summarizes the stock option transactions pursuant to the Company's stock incentive plans for the two years ended December 31, 2001:

                                                                Weighted Average
                                                      Shares     Exercise Price
                                                      (000s)        Per Share
                                                      ------    ----------------
Options outstanding at January 1, 2000                    --       $   --
Granted                                                  896         4.34
Exercised                                                 --           --
Forfeited                                                (94)        4.29
                                                      ------
Options outstanding at December 31, 2000                 802         4.35

Granted                                                  452         4.37
Exercised                                                 (6)        4.29
Forfeited                                                (46)        4.29
                                                      ------
Options outstanding at December 31, 2001               1,202         4.36
                                                      ======

Shares available for grant at December 31, 2001          659

The following table summarizes information about stock options outstanding at December 31, 2001:

                                         OPTIONS OUTSTANDING                                      OPTIONS EXERCISABLE

                                             Weighted Average
                              Number            Remaining                                   Number
      Range of             Outstanding       Contractual Life     Weighted Average        Exercisable       Weighted Average
   Exercise Price            (000's)             (Years)           Exercise Price           (000's)          Exercise Price
   --------------          -----------       ----------------     ----------------        -----------       ----------------

  $ 4.29 to $ 4.85            1,202                 8.5                 $ 4.36                 375               $ 4.36

The following table summarizes information about stock options outstanding at December 31, 2000:

                                         OPTIONS OUTSTANDING                                      OPTIONS EXERCISABLE

                                             Weighted Average
                              Number            Remaining                                   Number
      Range of             Outstanding       Contractual Life     Weighted Average        Exercisable       Weighted Average
   Exercise Price            (000's)             (Years)           Exercise Price           (000's)          Exercise Price
   --------------          -----------       ----------------     ----------------        -----------       ----------------
  $ 4.29 to $ 4.73             802                  9.1                 $ 4.35                  --                 --

11. INCOME TAXES

A reconciliation between income taxes based on the application of the statutory federal income tax rate to income taxes as set forth in the consolidated statements of income follows:

                                                    2001          2000          1999
                                                  --------      --------     --------

Federal statutory rate                                35.0%         35.0%        35.0%
Increase (decrease) in taxes resulting from:
   State and local taxes                               3.8           2.8          2.0
   Nondeductible items and other                      (0.8)          0.8          4.0
                                                  --------      --------     --------
Effective income tax rate                             38.0%         38.6%        41.0%
                                                  ========      ========     ========

Deferred income taxes at December 31, 2001 and 2000 are comprised of the following:

                                                                2001                   2000
                                                        ---------------------   ---------------------
                                                         ASSETS   LIABILITIES    ASSETS   LIABILITIES
                                                        --------  -----------   --------  -----------
Accelerated depreciation                                $     --    $    3.8    $     --    $    2.9
Purchase price book and tax basis differences                5.3          --         6.0          --
Inventory related                                             --         2.9          --         2.7
Insurance related                                            1.0          --         1.1          --
Employee benefits related                                    1.0          --         1.7          --
Unrealized loss on SFAS No. 133 related liabilities          1.8          --          --          --
Other accrued liabilities                                    2.3          --         1.8          --
Other                                                        1.2          --         1.3          --
                                                        --------    --------    --------    --------
   Total                                                $   12.6    $    6.7    $   11.9    $    5.6
                                                        ========    ========    ========    ========

The total deferred income tax assets (liabilities) as presented in the accompanying consolidated balance sheets are as follows:

                                 2001    2000
                                 ----    ----
Net current deferred taxes      $ (1.3)  $ --
Net long-term deferred taxes       7.2    6.3

The provision for income taxes is composed of the following:

                            2001        2000        1999
                          --------    --------    --------
Current:
U.S. Federal tax          $    1.7    $    2.3    $    3.3
State and local tax            0.3         0.3         0.2
                          --------    --------    --------
    Total current              2.0         2.6         3.5
Deferred:
U.S. Federal tax               1.3         5.3         2.2
State and local tax            0.2         0.6         0.2
                          --------    --------    --------
    Total deferred             1.5         5.9         2.4
                          --------    --------    --------
Total income tax          $    3.5    $    8.5    $    5.9
                          ========    ========    ========

12. SALES BY PRODUCT

The Company operates in one business segment, the distribution of building materials used principally in new residential construction and in home improvement, remodeling and repair work. The Company derives substantially all of its revenues from domestic customers. The following table presents the Company's net sales by product:

                                             2001          2000          1999
                                          ----------    ----------    ----------
Doors                                     $    336.2    $    367.7    $    272.2
Specialty building materials                   248.9         276.0         169.8
Lumber and other commodity products            213.2         188.2         119.9
Mouldings                                       82.6         111.1          99.7
Windows                                         64.2         129.9         138.7
                                          ----------    ----------    ----------
     Total net sales                      $    945.1    $  1,072.9    $    800.3
                                          ==========    ==========    ==========

13. BASIC AND DILUTED NET INCOME PER SHARE

The following table sets forth the computation of net income per basic and diluted share (net income amounts in millions, share amounts in thousands, per share amounts in dollars):

                                                                2001            2000            1999
                                                            ------------    ------------    ------------
Net income (numerator)                                      $        5.7    $       13.6    $        8.5

Weighted average number of basic shares outstanding
        (denominator)                                             20,335          20,584          14,260
                                                            ------------    ------------    ------------

Net income per basic share                                  $       0.28    $       0.66    $       0.59
                                                            ============    ============    ============

Weighted average number of basic shares outstanding               20,335          20,584          14,260

Common stock equivalents for diluted common shares
        outstanding                                                   84              13              --
                                                            ------------    ------------    ------------
Weighted average number of diluted shares outstanding
        (denominator)                                             20,419          20,597          14,260
                                                            ------------    ------------    ------------

Net income per diluted share                                $       0.28    $       0.66    $       0.59
                                                            ============    ============    ============

14. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table provides selected consolidated financial information on a quarterly basis for each quarter of 2001 and 2000. The Company's business is seasonal and particularly sensitive to weather conditions. Interim amounts are therefore subject to significant fluctuations.

                                                     FIRST         SECOND         THIRD        FOURTH           FULL
                                                    QUARTER        QUARTER       QUARTER       QUARTER          YEAR
                                                  ----------     ----------     ----------    ----------     ----------

2001
Net sales                                         $    217.6     $    249.3     $    256.7    $    221.5     $    945.1
Gross profit                                            45.5           53.1           52.3          45.2          196.1
Operating profit                                         2.9           10.3            7.5           0.3           21.0
Net income (loss)                                       (0.1)           4.7            2.3          (1.2)           5.7
Basic and diluted net income (loss) per share          (0.01)          0.23           0.11         (0.06)          0.28

2000
Net sales                                         $    282.0     $    285.6     $    278.2    $    227.1     $  1,072.9
Gross profit                                            53.6           56.2           57.3          48.6          215.7
Operating profit                                         8.4           11.8           11.1           2.7           34.0
Net income before extraordinary items                    3.7            5.4            5.0            --           14.1
Net income                                               3.7            4.9            5.0            --           13.6
Basic and diluted net income per share
  before extraordinary items                            0.18           0.26           0.24            --           0.68
Loss per share from extraordinary items                   --          (0.02)            --            --          (0.02)
                                                  ----------     ----------     ----------    ----------     ----------
Basic and diluted net income per share                  0.18           0.24           0.24            --           0.66
                                                  ==========     ==========     ==========    ==========     ==========



ITEM 9--CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10--DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 (other than the information regarding executive officers set forth at the end of Part I of this Form 10-K) will be contained in the Company's Definitive Proxy Statement for its 2002 Annual Meeting of Shareholders under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance," and is incorporated herein by reference.

ITEM 11--EXECUTIVE COMPENSATION

The information required by Item 11 will be contained in the Company's Definitive Proxy Statement for its 2002 Annual Meeting of Shareholders under the captions "Election of Directors" and "Executive Compensation," and is incorporated herein by reference.

ITEM 12--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 will be contained in the Company's Definitive Proxy Statement for its 2002 Annual Meeting of Shareholders under the caption "Beneficial Ownership of Common Stock by Directors and Management," and is incorporated herein by reference.

ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 will be contained in the Company's Definitive Proxy Statement for its 2002 Annual Meeting of Shareholders under the caption "Certain Relationships and Related Transactions," and is incorporated herein by reference.

                                     PART IV

ITEM 14--EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a) (1) (2) (3)    Financial statements are included in Item 8--"Financial
                   Statements and Supplementary Data".

(b) No reports on Form 8-K were filed during the fourth quarter of 2001.

(c)                See Index to Exhibits for the list of exhibits required by
                   Item 601 of Regulation S-K and by Item 14(c) of this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          HUTTIG BUILDING PRODUCTS, INC.

                                          By:

                                          /s/ BARRY J. KULPA
                                          -------------------------------------
                                          Barry J. Kulpa
                                          President and Chief Executive Officer

Date: February 25, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   SIGNATURE                           TITLE                         DATE
   ---------                           -----                         ----
/s/ Barry J. Kulpa               President, Chief Executive     February 25, 2002
---------------------------      Officer (Principal
Barry J. Kulpa                   Executive) and Director

/s/ Thomas S. McHugh             Vice President, Finance        February 25, 2002
---------------------------      and Chief Financial
Thomas S. McHugh                 Officer (Principal
                                 Accounting Officer)

/s/ R. S. Evans                  Chairman                       February 25, 2002
---------------------------
R. S. Evans

/s/ E. Thayer Bigelow, Jr.       Director                       February 25, 2002
---------------------------
E. Thayer Bigelow, Jr.

/s/ Alan S. Durant               Director                       February 25, 2002
---------------------------
Alan S. Durant

/s/ R. S. Forte                  Director                       February 25, 2002
---------------------------
R. S. Forte

/s/ Dorsey R. Gardner            Director                       February 25, 2002
---------------------------
Dorsey R. Gardner

/s/ Delbert Tanner               Director                       February 25, 2002
---------------------------
Delbert Tanner

/s/ James L. L. Tullis           Director                       February 25, 2002
---------------------------
James L. L. Tullis

/s/ Peter L. Young               Director                       February 25, 2002
---------------------------
Peter L. Young

                                  EXHIBIT INDEX


   EXHIBIT
   NUMBER                       DESCRIPTION
   -------                      -----------
     2.1       Distribution Agreement dated December 6, 1999 between Crane Co. and the company. (Incorporated by reference to Exhibit No. 2.1 of Amendment No.
               4 to the company's Registration Statement on Form 10 (File No. 1-14982)
               filed with the Commission on December 6, 1999 (the "Form 10").)

     2.2       Share Exchange Agreement dated October 19, 1999 among The Rugby Group
               p.l.c., Crane Co. and the company. (Incorporated by reference to Exhibit
               No. 2.2 to Amendment No. 1 to the Form 10 filed with the Commission on
               October 29, 1999.)

     3.1       Restated Certificate of Incorporation of the company. (Incorporated by reference to Exhibit 3.1 to the Form 10 filed with the Commission on
               September 21, 1999.)

     3.2       Bylaws of the company. (Incorporated by reference to Exhibit 3.2 to
               Amendment No. 4 to the Form 10 filed with the Commission on December 6,
               1999.)

     4.1       Rights Agreement dated December 6, 1999 between the company and
               ChaseMellon Shareholder Services, L.L.C., as Rights Agent. (Incorporated
               by reference to Exhibit 4.1 to the company's Annual Report on Form 10-K for the year ended December 31, 1999 (the "1999 Form 10-K").)

     4.2       Amendment No. 1 to Rights Agreement between the company and ChaseMellon
               Shareholders Services, L.L.C. (Incorporated by reference to Exhibit 4.4 to the company's Quarterly Report on Form 10-Q for the quarter ended
               March 31, 2000 (the "March 31, 2000 Form 10-Q").)

     4.3       Credit Agreement dated April 25, 2000 between the company and Chase
               Manhattan Bank, as agent for the lenders named therein, and the Lenders.
               (Incorporated by reference to Exhibit 4.1 to the March 31, 2000 Form
               10-Q.)

     4.4       Form of Revolving Loan Note dated April 25, 2000 in favor of certain lenders. (Incorporated by reference to Exhibit 4.2 to the March 31, 2000
               Form 10-Q.)

     4.5       Schedule to Form of Revolving Loan Note dated April 25, 2000 in favor of certain lenders. (Incorporated by reference to Exhibit 4.3 to the March
               31, 2000 Form 10-Q.)

     4.6       Certificate of Designations of Series A Junior Participating Preferred
               Stock of the company. (Incorporated by reference to Exhibit 4.6 to the
               1999 Form 10-K .)

    10.1       Tax Allocation Agreement by and between Crane and the company dated
               December 16, 1999. (Incorporated by reference to Exhibit 10.1 to the
               1999 Form 10-K.)

    10.2       Employee Matters Agreement between Crane and the company dated December
               16, 1999. (Incorporated by reference to Exhibit 10.2 to the 1999 Form
               10-K.)

   *10.3       EVA Incentive Compensation Plan, as amended.

   *10.4       Form of Restricted Stock Agreement under the company's EVA Incentive
               Compensation Plan. (Incorporated by reference to Exhibit 10.4 to the
               1999 Form 10-K.)

   *10.5       Non-Employee Director Restricted Stock Plan. (Incorporated by reference to Exhibit 10.4 to Amendment No. 4 to the Form 10 filed with the
               Commission on December 6, 1999.)

   *10.6       1999 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.5 to
               Amendment No. 4 to the Form 10 filed with the Commission on December 6,
               1999.)


   *10.7       Form of Stock Option Agreement under the company's 1999 Stock Incentive
               Plan. (Incorporated by reference to Exhibit 10.6 to the 1999 Form 10-K.)

   *10.8       Schedule to Stock Option Agreement under the company's 1999 Stock
               Incentive Plan.

   *10.9       2001 Stock Incentive Plan.

  *10.10       Form of Stock Option Agreement under the company's 2001 Stock Incentive
               Plan.

  *10.11       Schedule to Stock Option Agreement under the company's 2001 Stock
               Incentive Plan.

  *10.12       Form of Indemnification Agreement for Executive Officers and Directors.
               (Incorporated by reference to Exhibit 10.9 to the 1999 Form 10-K.)

  *10.13       Schedule to Indemnification Agreement for Executive Officers and
               Directors. (Incorporated by reference to Exhibit 10.10 to the company's
               Annual Report on Form 10-K for the year ended December 31, 2000
               (the "2000 Form 10-K").)

  *10.14       Employment/Severance Agreement between the company and Barry J. Kulpa dated October 18, 1999. (Incorporated by reference to Exhibit 10.7 to
               Amendment No. 1 to the Form 10 filed with the Commission on October 29,
               1999.)

  *10.15       Form of Employment Agreement between the company and certain of its executive officers. (Incorporated by reference to Exhibit 10.12 to the
               1999 Form 10-K.)

  *10.16       Schedule to Employment Agreement between the company and certain of its executive officers. (Incorporated by reference to Exhibit 10.13 to the
               2000 Forms 10-K.)

   10.17       Registration Rights Agreement by and between The Rugby Group PLC and the company dated December 16, 1999. (Incorporated by reference to Exhibit
               10.14 to the 1999 Form 10-K.)

   10.18       Letter Agreement dated August 20, 2001 between the company and The Rugby
               Group Limited. (Incorporated by reference to Exhibit 10.1 to the company's Current Report on Form 8-K dated August 20, 2001).

  *10.19       Restricted Stock Agreement dated January 29, 2002 between the company and Barry J. Kulpa.

  *10.20       Restricted Stock Agreement dated January 22, 2001 between the company and Barry J. Kulpa.

  *10.21       Restricted Stock Agreement dated January 24, 2000 between the company and Barry J. Kulpa. (Incorporated by reference to Exhibit 10.15 to the
               1999 Form 10-K.)

  *10.22       Restricted Stock Agreement dated December 17, 1999 between the company and Barry J. Kulpa. (Incorporated by reference to Exhibit 10.16 to the
               1999 Form 10-K.)

  *10.23       Restricted Stock Agreement dated December 17, 1999 between the company and Barry J. Kulpa. (Incorporated by reference to Exhibit 10.17 to the
               1999 Form 10-K.)

  *10.24       Form of Stock Option Agreement dated January 22, 2001 between the company and each of E. Thayer Bigelow, Jr., Richard S. Forte, Dorsey R. Garduer
               and James L.L. Tullis.

  *10.25       Form of Restricted Stock Agreement for awards under the company's EVA
               Incentive Compensation Plan.

  *10.26       Schedule to Restricted Stock Agreement for awards under the company's EVA
               Incentive Compensation Plan.

    21.1 Subsidiaries. (Incorporated by reference to Exhibit 21.1 to the 2000 Form 10-K.)

    23.1 Consent of Deloitte & Touche LLP, independent certified public accountants.

----------

* Management contract or compensatory plan or arrangement.

The registrant hereby agrees to furnish supplementally to the Commission, upon request, a copy of any omitted schedule to any of the agreements contained or incorporated by reference herein.