Form 10-Q
period 2002-03-31
HUTTIG BUILDING PRODUCTS INC
filed 2002-05-15
CIK 1093082

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002 COMMISSION FILE NUMBER 1-14982



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


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X] No [ ]


    The number of shares of Common Stock outstanding on March 31, 2002 was 19,723,095 shares.

PART I.  FINANCIAL INFORMATION                                                                                             PAGE NO.
                                                                                                                          --------
Item 1.  Financial Statements

         Consolidated Balance Sheets as of March 31, 2002 (unaudited) and December 31, 2001............................      3-4

         Consolidated Statements of Operations for the three months ended March 31, 2002 and 2001 (unaudited)..........        5

         Consolidated Statements of Changes in Shareholders' Equity for the three months ended
               March 31, 2002 and 2001 (unaudited).....................................................................        6

         Consolidated Statements of Cash Flows for the three months ended March 31, 2002 and 2001 (unaudited)..........        7

         Notes to Consolidated Financial Statements (unaudited)........................................................        8

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.........................       11

Item 3.  Quantitative and Qualitative Disclosures about Market Risk....................................................       15


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings ............................................................................................       16

Item 6.  Exhibits and Reports on Form 8-K..............................................................................       16

                HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                 (In Millions)


                                                       March 31,          December 31,
                                                         2002                2001
                                                      --------            --------
                                                      (unaudited)
ASSETS

CURRENT ASSETS:
        Cash and equivalents                          $    3.3            $    5.6
        Trade accounts receivable, net                    95.0                74.0
        Inventories, net                                  86.2                70.1
        Other current assets                               7.6                 9.5
                                                      --------            --------
                Total current assets                     192.1               159.2
                                                      --------            --------

PROPERTY, PLANT AND EQUIPMENT:
     At cost:
        Land                                               6.7                 6.7
        Building and improvements                         34.2                35.0
        Machinery and equipment                           36.1                36.4
                                                      --------            --------
                Gross property, plant and equipment       77.0                78.1
        Less accumulated depreciation                     36.7                36.6
                                                      --------            --------
                Property, plant and equipment, net        40.3                41.5
                                                      --------            --------

OTHER ASSETS:
        Goodwill                                          34.3                34.3
        Other                                              4.3                 4.1
        Deferred income taxes                              6.4                 7.2
                                                      --------            --------
                Total other assets                        45.0                45.6
                                                      --------            --------

TOTAL ASSETS                                          $  277.4            $  246.3
                                                      ========            ========

                 see notes to consolidated financial statements

                 HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                 (In Millions, Except Share and Per Share Data)

                                                                                   March 31,             December 31,
                                                                                      2002                   2001
                                                                                  -----------            -----------
                                                                                  (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
        Current portion of debt                                                    $    0.8             $    0.9
        Trade accounts payable                                                         88.7                 64.5
        Deferred income taxes                                                           2.2                  1.3
        Accrued compensation                                                            5.6                  7.3
        Other accrued liabilities                                                      11.3                 13.5
                                                                                   --------             --------

                Total current liabilities                                             108.6                 87.5
                                                                                   --------             --------

NON-CURRENT LIABILITIES:
        Debt                                                                           83.8                 72.7
        Fair value of derivative instruments                                            3.5                  4.5
        Other non-current liabilities                                                   2.3                  2.5
                                                                                   --------             --------

                Total non-current liabilities                                          89.6                 79.7
                                                                                   --------             --------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
        Preferred shares; $.01 par (5,000,000 shares authorized)                         --                   --
        Common shares; at March 31, 2002 - $.01 par
                (50,000,000 shares authorized - 19,723,095 shares issued);
                at December 31, 2001 - $.01 par (50,000,000 shares
                authorized - 19,645,893 shares issued)                                  0.2                  0.2
        Additional paid-in capital on common stock                                     33.2                 33.4
        Retained earnings                                                              54.2                 54.8
        Unearned compensation - restricted stock                                       (0.5)                (0.4)
        Accumulated other comprehensive loss                                           (1.2)                (1.7)
        Less:  Treasury shares at cost (1,173,050 shares at March 31, 2002
                and 1,250,252 shares at December 31, 2001)                             (6.7)                (7.2)
                                                                                   --------             --------

                Total shareholders' equity                                             79.2                 79.1
                                                                                   --------             --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                         $  277.4             $  246.3
                                                                                   ========             ========


                 see notes to consolidated financial statements

                HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE THREE MONTHS ENDED MARCH 31, 2002
                                  (UNAUDITED)

                    (In Millions, Except Per Share Amounts)

                                                             Three Months Ended March 31,
                                                                2002              2001
                                                             ---------         ---------

NET  SALES                                                   $   215.6         $   217.6

COST OF SALES AND OPERATING EXPENSES:
        Cost of sales                                            173.4             172.3
        Operating expenses                                        40.2              40.4
        Depreciation and amortization                              1.4               2.0
        Gain on disposal of capital assets                        (0.2)               --
                                                             ---------         ---------
                Total cost of sales and operating expenses       214.8             214.7
                                                             ---------         ---------
OPERATING PROFIT                                                   0.8               2.9
                                                             ---------         ---------

OTHER EXPENSE:
        Interest expense                                          (2.2)             (2.5)
        Unrealized gain (loss) on derivatives                      0.4              (0.6)
                                                             ---------         ---------
                Total other expense                               (1.8)             (3.1)

LOSS BEFORE TAXES                                                 (1.0)             (0.2)

PROVISION FOR INCOME TAXES                                        (0.4)             (0.1)
                                                             ==========        ==========
NET LOSS                                                     $    (0.6)        $    (0.1)
                                                             ==========        ==========



NET LOSS PER BASIC SHARE                                     $    (0.03)       $   (0.01)
                                                             ==========        =========
WEIGHTED AVERAGE BASIC SHARES OUTSTANDING                         19.7              20.6


NET LOSS PER DILUTED SHARE                                   $    (0.03)       $   (0.01)
                                                             ==========        =========
WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING                       19.7              20.6

                 see notes to consolidated financial statements

                 HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)

                                  (In Millions)

                                                         Common Shares         Additional                           Unearned
                                                          Outstanding,           Paid-In        Retained         Compensation-
                                                          at Par Value           Capital        Earnings        Restricted Stock
                                                    ----------------------------------------------------------------------------
Balance at January 1, 2001                                    $ 0.2               $ 33.2         $ 49.1               $ (0.4)

Net loss                                                                                           (0.1)

FMV adjustment of derivatives, net of tax
                                                                                             ---------------

        Comprehensive loss                                                                         (0.1)

Restricted stock issued, net
        of amortization expense                                                      0.2                                (0.1)

Treasury stock purchases
                                                    ---------------------------------------------------------------------------

Balance at March 31, 2001                                     $ 0.2               $ 33.4         $ 49.0               $ (0.5)
                                                    ===========================================================================


Balance at January 1, 2002                                    $ 0.2               $ 33.4         $ 54.8               $ (0.4)

Net loss                                                                                           (0.6)

FMV adjustment of derivatives, net of tax
                                                                                          ---------------

        Comprehensive income (loss)                                                               (0.6)

Restricted stock issued, net
        of amortization expense                                                                                          (0.1)

Stock options exercised                                                             (0.2)

Treasury stock purchases
                                                    ---------------------------------------------------------------------------

Balance at March 31, 2002                                     $ 0.2               $ 33.2         $ 54.2                $ (0.5)
                                                    ===========================================================================




                                                       Accumulated
                                                          Other            Treasury              Total
                                                      Comprehensive        Shares,           Shareholders'
                                                          Loss             at Cost               Equity
                                                   --------------------------------------------------------
Balance at January 1, 2001                            $      -                 $ (1.1)           $ 81.0

Net loss                                                                                           (0.1)

FMV adjustment of derivatives, net of tax                 (1.9)                                    (1.9)
                                                    -------------------                     ---------------

        Comprehensive income (loss)                       (1.9)                                    (2.0)

Restricted stock issued, net
        of amortization expense                                                                     0.1

Treasury stock purchases                                                         (0.2)             (0.2)
                                                   --------------------------------------------------------

Balance at March 31, 2001                             $    (1.9)               $ (1.3)           $ 78.9
                                                   ========================================================


Balance at January 1, 2002                            $   (1.7)                $ (7.2)           $ 79.1

Net loss                                                                                           (0.6)

FMV adjustment of derivatives, net of tax                  0.5                                      0.5
                                                   -----------------------                      -----------

        Comprehensive income (loss)                        0.5                                     (0.1)

Restricted stock issued, net
        of amortization expense                                                   0.1                 -

Stock options exercised                                                           0.7               0.5

Treasury stock purchases                                                         (0.3)             (0.3)
                                                   --------------------------------------------------------

Balance at March 31, 2002                             $   (1.2)                $ (6.7)           $ 79.2
                                                   ========================================================

                 see notes to consolidated financial statements

                 HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                  (In Millions)


                                                               Three Months Ended March 31,
                                                                 2002             2001
                                                               -------          -------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net loss                                               $  (0.6)         $  (0.1)
        Gain on disposal of capital assets                        (0.2)             --
        Depreciation and amortization                              1.7              2.3
        Deferred income taxes                                      1.3              0.3
        Unrealized (gain) loss on derivatives, net                (0.2)             0.9
        Accrued postretirement benefits                           (0.1)            (0.1)
        Changes in operating assets and liabilities
        (exclusive of acquisitions):
                Trade accounts receivable                        (21.0)           (17.5)
                Inventories                                      (16.1)            (4.7)
                Other current assets                               1.9              1.6
                Trade accounts payable                            24.2              9.6
                Accrued liabilities                               (3.9)            (5.9)
                Other                                             (0.6)            (0.6)
                                                               -------          -------

                        Total cash from operating activities     (13.6)           (14.2)
                                                               -------          -------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Capital expenditures                                      (0.7)            (0.9)
        Proceeds from disposition of capital assets                0.7              --
        Cash used for acquisitions                                  --             (1.2)
                                                               -------          -------

                        Total cash from investing activities        --             (2.1)
                                                               -------          -------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Repayment of long-term debt                               (0.1)              --
        Borrowing of revolving credit agreement                   11.2             19.4
        Proceeds from exercise of stock options                    0.5               --
        Purchase of treasury stock                                (0.3)            (0.2)
                                                               -------          -------

                        Total cash from financing activities      11.3             19.2
                                                               -------          -------

NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS                   (2.3)             2.9

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                          5.6              3.6
                                                               -------          -------

CASH AND EQUIVALENTS, END OF PERIOD                            $   3.3          $   6.5
                                                               =======          =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
        Interest paid                                          $   1.8          $   1.8
                                                               =======          =======

        Income taxes (received) paid                           $  (0.6)         $   0.2
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


2. RESTRUCTURING ACTIVITY

During the fourth quarter of 2001, the Company recorded $3.2 million of restructuring charges related to the closure of several historically under-performing branches, of which $1.1 million was included in costs of sales for the write-down of inventory to realizable value. Other components of the charge were $0.8 million for severance related costs and $1.3 million for facility and other shutdown-related costs. Included in amounts charged against this restructuring reserve in 2001 were $0.5 million for inventory losses and $0.3 million for facility and other shutdown-related costs.

During the first quarter of 2002, approximately $0.3 million was charged against the reserve for inventory losses, $0.3 million for severance, and $0.5 million for facility and other shutdown costs. As of March 31, 2002 approximately $1.3 million of the restructuring reserve remains, the components of which are $0.3 million for inventory, $0.5 million for severance and $0.5 million for facility and other shutdown-related costs. The Company expects to substantially utilize the remaining reserve by the end of 2002.

During the fourth quarter of 2000, the Company recorded $2.1 million as a restructuring charge related to the termination of Huttig's distribution agreement with Andersen Windows and Doors, of which $0.8 million was included in cost of sales. The charge related to inventory impairment and downsizing of branch operations that previously distributed Andersen products. Approximately $1.0 million was charged against this reserve during the fourth quarter of 2000, leaving a balance of $1.1 million at December 31, 2000. During the first quarter of 2001, $0.4 million was charged against this reserve, which included $0.2 million for inventory impairment.

3.  DEBT

Debt consisted of the following at March 31, 2002 and December 31, 2001:

                                            March 31,    December 31,
                                               2002          2001
                                          ------------  ------------
Revolving credit agreement                     $ 81.0        $ 69.8
Capital lease obligations                         3.6           3.8
                                          ------------  ------------
        Total debt                               84.6          73.6
Less: current portion                             0.8           0.9
                                          ------------  ------------
Long-term debt                                 $ 83.8        $ 72.7
                                          ============  ============

At March 31, 2002, the Company had three interest rate swap agreements with a total notional principal amount of $80.0 million. These swap agreements, in conjunction with the revolving credit facility, currently provide for a fixed weighted average rate of 8.9% on $80.0 million of the Company's revolving credit borrowings. The interest rate on the remainder of the committed outstanding borrowings under the revolving credit agreement is equal to a floating rate of LIBOR (generally 30, 60 or 90-day LIBOR rate) plus 175 basis points. When actual borrowings under the revolving credit agreement are less than the notional amount of the interest rate swaps, the Company incurs an expense equal to the difference between $80.0 million and the actual amount borrowed, times the difference between the fixed rate on the interest rate swap agreement and the 90-day LIBOR rate.

Provisions of the secured revolving credit facility contain various covenants which, among other things, limit the Company's ability to incur indebtedness, incur liens, declare or pay dividends or make restricted payments, consolidate, merge or sell assets. They also contain covenants that require the Company to attain certain financial ratios in regards to leverage (3 to 1 ratio of net debt to consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA")) and interest expense coverage (2 to 1 ratio of consolidated EBITDA less capital expenditures to consolidated cash interest expense) and maintain minimum consolidated net worth (as defined in the credit agreement).

The Company is currently in full compliance with each of the applicable financial covenants under its credit facility. The financial results in the near term may vary from those required by its credit facility as a result of the risks that Huttig faces in its business. The Company believes that cash generated from operations and funds available under the credit facility will provide sufficient funds to meet is currently anticipated liquidity and capital expenditure requirements. Huttig can give no assurance, however, that it will be able to achieve sufficient EBITDA or other financial results required by the financial covenants. If the Company was unable to comply with these financial covenants, lenders would have the right, but not the obligation, to accelerate the repayment of the entire amount outstanding under the credit facility.

In the event of any covenant violation under the credit facility, Huttig believes that, based upon its relationships with its lenders, it would be able to amend its credit facility, obtain a waiver from its lenders or obtain alternative financing to meet its requirements; however, Huttig can give no assurance that it would be able to do so. The credit facility expires in April 2003 and the Company plans to renegotiate the facility prior to year-end.

4. DERIVATIVES AND INTEREST RATE RISK MANAGEMENT

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

For the three months ended March 31, 2002, a total unrealized gain on derivatives of $0.4 million was recorded after operating profit. This includes $0.2 million of expense that was amortized from Other Comprehensive Income ("OCI") and $0.6 million of an unrealized gain related to the change in fair value on the two interest rate swaps that do not qualify as hedges for accounting purposes. The interest rate swap that is designated as a cash flow hedge was determined to be highly effective and substantially all of the change in the fair value was charged to OCI.

There is no impact on cash flow as a result of the accounting treatment required by SFAS No. 133 for the three interest rate swap agreements.


5. COMMITMENTS AND CONTINGENCIES

In March 2002, the Company agreed to settle one of three asbestos-related product liability lawsuits pending against it and recorded a reserve of $0.9 million for the settlement and related legal costs. The Company has filed a lawsuit against The Rugby Group Ltd. (its principal stockholder) and Rugby IPD Corp., a subsidiary of The Rugby Group Ltd., alleging that they have breached their contractual obligations to indemnify and defend Huttig against liabilities and claims arising out of a business that was acquired by Rugby Building Products, Inc. in 1994. While Huttig continues to believe that the factual allegations and legal claims asserted against Huttig in the remaining complaints are without merit, there can be no assurance at this time that Huttig will recover any of its costs relating to these claims from insurance carriers or from Rugby Group or that such costs will not have a materiel adverse effect on Huttig's business or financial condition.


6. NEW ACCOUNTING PRONOUNCEMENTS

The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002. Under SFAS No. 142, goodwill is no longer amortized but is reviewed for impairment annually, or more frequently if certain indicators arise. In addition, the statement requires reassessment of the useful lives of previously recognized intangible assets.

The statement prescribes a two-step process for impairment testing of goodwill. The first step, required to be completed by June 30, 2002, screens for impairment; while the second step (if necessary) required to be completed by December 31, 2002, measures the impairment. The Company is in the process of completing the first step of the impairment analysis and at this time cannot determine the impact on its consolidated financial statements.

With the adoption of the statement, the Company ceased amortization of goodwill as of January 1, 2002. The following table presents the quarterly results of the Company on a comparable basis (in millions, except per share amounts):

                                                Three Months Ended March 31,
                                                ----------------------------
                                                 2002                 2001
                                                ------               -------
NET (LOSS) INCOME:
  Reported net loss                             $ (0.6)              $ (0.1)
  Goodwill amortization (net of tax)               -                    0.4
                                                ------               ------
  Adjusted net (loss) income                    $ (0.6)              $  0.3
                                                ======               ======

BASIC (LOSS) INCOME PER SHARE:
  Reported net loss                             $(0.03)              $(0.01)
  Goodwill amortization (net of tax)               -                   0.02
                                                ------               ------
  Adjusted net (loss) income                    $(0.03)              $ 0.01
                                                ======               ======

DILUTED (LOSS) INCOME PER SHARE:
  Reported net loss                             $(0.03)              $(0.01)
  Goodwill amortization (net of tax)               -                   0.02
                                                ------               ------
  Adjusted net (loss) income                    $(0.03)              $ 0.01
                                                ======               ======


The following table reflects the components of amortized intangible assets, excluding goodwill (in millions):

                                   March 31, 2002        December 31, 2001
                                  -----------------      ------------------
                                   Gross                  Gross
                                  Carrying   Accum.      Carrying    Accum.
                                   Amount    Amort.       Amount     Amort.
                                  --------   ------      --------    ------
Amortized Intangible Assets
  Non-compete agreements            $3.5      $2.9        $3.5        $2.8
  Trademarks                         1.4       0.4         1.4         0.4
                                    ----      ----        ----        ----
  Total                             $4.9      $3.3        $4.9        $3.2
                                    ====      ====        ====        ====


Amortization expense on intangible assets was $0.1 million and $0.1 million for the quarters ended March 31, 2002 and 2001, respectively. The following table sets forth the estimated amortization expense on intangible assets for the fiscal years ending December 31, (in millions):

$0.5
 0.3
 0.1
 0.1
 0.1


In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment of Disposal of Long-lived Assets. This statement establishes a single accounting model for the impairment or disposal of long-lived assets and broadens the presentation of discontinued operations. The Company adopted this statement in the first quarter of 2002 and the adoption did not have a material impact on its consolidated financial statements.

7.       NET LOSS PER SHARE

The following table sets forth the computation of net loss per basic and diluted share (net loss amounts in millions, share amounts in thousands, per share amounts in dollars):

                                                        Three Months Ended March 31,
                                                          2002               2001
                                                        -------            -------
Net loss (numerator)                                    $  (0.6)           $  (0.1)

Weighted average number of basic shares outstanding
        (denominator)                                    19,676             20,598
                                                        -------            -------

Net loss per basic share                                $ (0.03)           $ (0.01)
                                                        =======            =======

Weighted average number of basic shares outstanding      19,676             20,598

Common stock equivalents for diluted common shares
        outstanding                                          --                 --
                                                        -------            -------
Weighted average number of diluted shares outstanding
        (denominator)                                    19,676             20,598
                                                        -------            -------

Net loss per diluted share                              $ (0.03)           $ (0.01)
                                                        =======            =======

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Huttig Building Products, Inc. is one of the largest domestic distributors of building materials that are used principally in new residential construction and in home improvement, remodeling and repair work. We distribute our products through 57 distribution centers serving 46 states, principally to building materials dealers, who, in turn, supply the end-user, directly to professional builders and large contractors, home centers, national buying groups and industrial and manufactured housing builders. Our American Pine Products manufacturing facility, located in Prineville, Oregon, produces softwood mouldings. Approximately 38% of American Pine's sales were to Huttig's distribution centers in the three months ended March 31, 2002.

The following table sets forth our net sales, by product classification as a percentage of total net sales, for the three months ended March 31, 2002 and 2001:


                                                    Three Months Ended March 31,
                                                    2002                  2001
                                                    -----                -----
Doors                                                 34%                  38%
Specialty Building Materials                          27%                  32%
Lumber & Other Commodity                              22%                  13%
Moulding                                              11%                  11%
Windows                                                6%                   6%
                                                    -----                -----
        Total Net Product Sales                      100%                 100%



We strive to increase shareholder value by pursuing the following business strategies:

-        expanding product lines and adding higher margin products;
- focusing on providing efficient, high quality customer service through the deployment of information technology and implementation of industry best practices;
- simplifying our business processes to make it easier for our customers and vendors to do business with us;
- leveraging our size to negotiate better pricing, delivery and service terms with our suppliers;
- achieving operating efficiencies by consolidating administrative systems across the company; and
- pursuing opportunities to expand our product lines, service and delivery capabilities and geographic reach through acquisitions.

We believe we have the product offerings, warehouse and builder support facilities, personnel, systems infrastructure and financial and competitive resources necessary for continued business success. Our future revenues, costs and profitability, however, are all influenced by a number of factors, including those discussed under "Cautionary Statement" below.

CRITICAL ACCOUNTING POLICIES

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the U.S., which require management to make estimates and assumptions. Management bases these estimates and assumptions on historical results and known trends as well as our forecasts as to how these might change in the future. Actual results could differ from these estimates and assumptions. In addition to items discussed in our Annual Report on form 10-K in
Part II, Item 7 -- "Critical Accounting Policies", we believe that of our significant accounting policies, the following accounting policy may involve a higher degree of judgment and complexity.

Contingencies - We accrue expenses when it is probable that an asset has been impaired or a liability has been incurred and the amount can be reasonably estimated. Contingencies for which we have made accruals include environmental, product liability and other legal matters, none of which are expected to have a material adverse effect on our financial position or cash flow. It is possible, however, future results of operations for any particular quarter or annual period could be materially affected by changes in assumptions related to these matters. We accrue our best estimate of the cost of resolution of these matters and make adjustments to the amounts accrued as circumstances change.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2001

Net sales for the three months ended March 31, 2002 were $215.6 million, a 1.0% decrease from the first quarter of 2001 when sales were $217.6 million. Excluding sales attributable to branches that were closed, same branch net sales increased 4.0% or $7.7 million over the same period from the prior year. This increase is estimated to consist of $5.6 million of volume increases in the Northeast and Southeast portions of the country and $2.1 million attributable to inflation in the commodity wood market. The effect of the same-branch sales increases on total net sales in the first quarter was offset by the loss of $6.4 million of branches that were closed during the first quarter of 2001 and by having one less shipping day in 2002 versus 2001, which impacted sales by approximately $3.3 million.

Gross profit decreased $3.1 million to $42.2 million in the first quarter of 2002 from $45.3 million in the same period from 2001 and as a percentage of sales was 19.6% versus 20.8% for the periods ending March 31, 2002 and 2001, respectively. The decrease in gross profit percentage resulted from a change in product sales mix, a shift in regional sales mix, and additional pricing pressures seen with current market conditions. Net door and specialty building materials sales decreased as a percentage of total sales while lumber and other commodity net sales increased as a percentage of sales. Door and specialty building materials have historically higher margins than lumber.

Operating expenses were $40.2 million in the first quarter of 2002 compared to $40.4 million in the first quarter of 2001. The decrease is primarily due to $2.1 million of cost savings from closed branches and $0.2 million lower bad debt provision. The decrease is partially offset by increased compensation and contract labor costs at the on-going facilities of $1.2 million and an increase in reserves of $0.9 million for costs relating to the settlement and legal expenses of an asbestos-related product liability lawsuit. See Part II, Item 1 - "Legal Proceedings".

Depreciation and amortization was $1.4 million in the first quarter of 2002, which is $0.6 million lower than the same period in the prior year. The decrease is due to goodwill no longer being amortized in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. For the three months ended March 31, 2001, we amortized $0.6 million of goodwill.

Gains on disposal of assets were $0.2 million for the quarter ended March 31, 2002, for the sale of a previously closed facility. There were no gains or losses on asset disposals in the first quarter of 2001.

Net interest expense decreased to $2.2 million in the first quarter of 2002 from $2.5 million in the same period of 2001. Our average outstanding total debt decreased $8.4 million compared to the same period of the prior year, reducing our interest expense.

Unrealized gain on derivatives of $0.4 million was recorded in the first quarter of 2002 versus a $0.6 million loss a year ago. The gain related to a $0.6 million change in the fair value on two interest rate swaps that do not qualify as hedges for accounting purposes partially offset by $0.2 million of expense amortized from Other Comprehensive Income established upon the adoption of SFAS No. 133 in 2001.

As a result of the foregoing factors, pretax loss increased by $0.8 million to $1.0 million.

Income taxes were provided at an effective rate of 38% for the quarters ended March 31, 2002 and 2001.

LIQUIDITY AND CAPITAL RESOURCES

We depend on cash flow from operations and funds available under our secured credit facility to finance seasonal working capital needs, capital expenditures and acquisitions. Our working capital requirements are generally greatest in the second and third quarters, which reflects the seasonal nature of our business. The second and third quarters are typically our strongest operating quarters, largely due to more favorable weather throughout many of our markets compared to the first and fourth quarters. We typically generate cash from working capital reductions in the fourth quarter of the year and build working capital during the first quarter in preparation for our second and third quarters.

We measure our working capital as the sum of net trade accounts receivable, net FIFO inventories and trade accounts payable. At March 31, 2002 and 2001, and December 31, 2001, our working capital was as follows:

                                                    March 31,
                                              -------------------        December 31,
                                               2002         2001            2001
                                              ------       ------       ------------

Trade accounts receivable, net                $ 95.0       $ 94.0        $ 74.0
Inventories, net                                94.1         87.8          78.0
Trade accounts payable                         (88.7)       (69.0)        (64.5)
                                              ------       ------       ------------
Working capital                                100.4        112.8          87.5

Working capital as a % of annualized
  quarterly sales                               11.6%        13.0%          9.9%
Average inventory turns                          6.2          6.3           6.9




In the first quarter of 2002, changes in operating assets and liabilities used $15.5 million in cash from operating activities due primarily to increases in trade accounts receivable and inventories offset by increases in trade accounts payable. Changes in operating assets and liabilities in the first quarter of 2001 used $17.5 million in cash from operating activities from increases in the same accounts.

Cash used in investing activities for the first quarter of 2002 reflects $0.7 million of capital expenditures for normal operating activities. These expenditures were offset by $0.7 million of proceeds on disposals of assets from two previously closed facilities. In 2001, $0.9 million was used in capital expenditures along with $1.2 million to purchase the assets from Monarch Manufacturing, In. in Baltimore, Maryland and Hope Lumber and Supply Corporation in Kansas City, Missouri.

Cash provided from financing activities for both 2002 and 2001 primarily reflects borrowings under our revolving credit facility of $11.2 million and $19.4 million, respectively.

We have a $200.0 million secured revolving credit facility with Chase Manhattan Bank as agent. At March 31, 2002, we had three interest rate swap agreements having a total notional amount of principal of $80.0 million outstanding. These swap agreements, in combination with the revolving credit agreement, effectively provide for a fixed weighted average rate of 8.9% on $80.0 million of our outstanding revolving credit borrowings. The interest rate on the remainder of the committed outstanding borrowings under the revolving credit agreement is a floating rate equal to LIBOR plus 175 basis points.

Provisions of the secured revolving credit facility contain various covenants which, among other things, limit our ability to incur indebtedness, incur liens, declare or pay dividends or make restricted payments, consolidate, merge or sell assets. They also contain covenants that require us to attain certain financial ratios in regards to leverage (3 to 1 ratio of net debt to consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA")) and interest expense coverage (2 to 1 ratio of consolidated EBITDA less capital expenditures to consolidated cash interest expense) and maintain minimum consolidated net worth (as defined in the credit agreement).

We are currently in full compliance with each of the applicable financial covenants under our credit facility. Our financial results in the near term may vary from those required by our credit facility as a result of the risks we face in our business, including those that may prevent us from achieving the levels of EBITDA required under our credit facility. We believe that cash generated from operations and funds available under our credit facility will provide sufficient funds to meet our currently anticipated liquidity and capital expenditure requirements. We can give no assurance, however, that we will be able to achieve sufficient EBITDA or other financial results required by our financial covenants. If we were unable to comply with these financial covenants, our lenders would have the right, but not the obligation, to accelerate the repayment of the entire amount outstanding under the credit facility.

In the event of any covenant violation under our credit facility, we believe that, based upon our relationships with our lenders, we would be able to amend our credit facility, obtain a waiver from our lenders or obtain alternative financing to meet our requirements; however, we can give no assurance that we would be able to do so. Our credit facility expires in April 2003 and we plan to renegotiate the facility prior to year-end.

RESTRUCTURING ACTIVITIES

During the fourth quarter of 2001, we recorded $3.2 million of restructuring charges related to the closure of several historically under-performing branches, of which $1.1 million was included in costs of sales for the write-down of inventory to realizable value. Other components of the charge were $0.8 million for severance related costs and $1.3 million for facility and other shutdown-related costs. Included in amounts charged against this restructuring reserve in 2001 were $0.5 million for inventory losses and $0.3 million for facility and other shutdown-related costs.

During the first quarter of 2002, approximately $0.3 million was charged against the reserve for inventory losses, $0.3 million for severance, and $0.5 million for facility and other shutdown costs. As of March 31, 2002 approximately $1.3 million of the restructuring reserve remains, the components of which are $0.3 million for inventory, $0.5 million for severance and $0.5 million for facility and other shutdown-related costs. We expect to substantially utilize the remaining reserve by the end of 2002.

During the fourth quarter of 2000, we recorded $2.1 million as a restructuring charge related to the termination of Huttig's distribution agreement with Andersen Windows and Doors, of which $0.8 million was included in cost of sales. The charge related to inventory impairment and downsizing of branch operations that previously distributed Andersen products. Approximately $1.0 million was charged against this reserve during the fourth quarter of 2000, leaving a balance of $1.1 million at December 31, 2000. During the first quarter of 2001, $0.4 million was charged against this reserve, which included $0.2 million for inventory impairment.

NEW ACCOUNTING PRONOUNCEMENTS

We adopted SFAS No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002. Under SFAS No. 142, goodwill is no longer amortized but is reviewed for impairment annually, or more frequently if certain indicators arise. In addition, the statement requires reassessment of the useful lives of previously recognized intangible assets.

The statement prescribes a two-step process for impairment testing of goodwill. The first step, required to be completed by June 30, 2002, screens for impairment; while the second step (if necessary) required to be completed by December 31, 2002, measures the impairment. We are in the process of completing the first step of the impairment analysis and at this time cannot determine the impact on our consolidated financial statements.

Goodwill amortization for the three months ended March 31, 2001 was $0.6 million.

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment of Disposal of Long-lived Assets. This statement establishes a single accounting model for the impairment or disposal of long-lived assets and broadens the presentation of discontinued operations. We adopted this statement in the first quarter of 2002 and the adoption did not have a material impact on our consolidated financial statements.

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

ENVIRONMENTAL REGULATION

We are subject to federal, state and local environmental protection laws and regulations. We can give no assurance that future environmental liabilities will not have a material adverse effect on our financial condition or results of operations. We have been identified as a potentially responsible party in connection with the clean up of contamination at a formerly owned property in Montana. We are voluntarily remediating this property under the oversight of the Montana Department of Environmental Quality ("DEQ"). When the state agency issues its final risk assessment of this property, we will conduct a feasibility study to evaluate alternatives for cleanup, including continuation of our remediation measures already in place. The DEQ then will select a final remedy, publish a record of decision and negotiate with us for an administrative order of consent on the implementation of the final remedy. We currently believe that this process may take several more years to complete and intend to continue monitoring and remediating the site, evaluating cleanup alternatives and reporting regularly to the DEQ during this interim period. Based on our experience to date in remediating this site, we do not believe that the scope of remediation that the DEQ ultimately determines will have a material adverse effect on our results of operations or financial condition. Until the DEQ selects a final remedy, however, we can give no assurance as to the scope or cost to us of the final remediation order.

In addition, some of our current and former distribution centers are located in areas of current or former industrial activity where environmental contamination may have occurred, and for which we, among others, could be held responsible. We currently believe, but can give no assurance, that there are no material environmental liabilities at any of our distribution center locations.

CAUTIONARY STATEMENT

Certain statements in this Form 10-Q contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements present management's expectations, beliefs, plans and objectives regarding our future business and financial performance. These forward-looking statements are based on current projections, estimates, assumptions and judgments, and involve known and unknown risks and uncertainties. There are a number of factors that could cause our actual results to differ materially from those expressed or implied in the forward-looking statements. These factors include, but are not limited to, the following:

- the strength of the national and local new residential construction and home improvement and remodeling markets, which in turn depend on factors such as
     -  interest rates,
     -  employment levels,
     -  availability of credit,
     -  prices of commodity wood products,
     -  consumer confidence and
     -  adverse weather conditions,
-    the level of competition in our industry,
-    our relationships with suppliers of the products we distribute,
-    costs of complying with environmental laws and regulations and
-    our exposure to product liability claims
-    our ability to comply with financial covenants under the credit facility.

Additional information concerning these and other factors that could materially affect our results of operations and financial condition are included in our most recent Annual Report on Form 10-K. We disclaim any obligation to publicly update or revise any of these forward-looking statements.

ITEM 3 -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Huttig has exposure to market risk as it relates to effects of changes in interest rates. We had debt outstanding at March 31, 2002 under our revolving credit agreement of $81.0 million. Also at March 31, 2002, we had three interest rate swap agreements having a total notional principal amount of $80.0 million. These swap agreements in combination with the terms of our revolving credit agreement, effectively provide for a fixed weighted average rate of 8.9% on $80.0 million of our outstanding borrowings. The interest rate on the remainder of the committed outstanding borrowings under the revolving credit agreement is a floating rate equal to LIBOR plus 175 basis points. When actual borrowings under the revolving credit agreement are less than the notional amount of the interest rate swaps, we incur an expense equal to the difference between $80.0 million and the actual amount borrowed, times the difference between the fixed rate on the interest rate swap agreement and the 90-day LIBOR rate.

We have three interest rate swap agreements which provide for fixed interest rates on $80.0 million of our outstanding borrowings. Under the accounting treatment prescribed by SFAS No. 133, our liabilities include the fair value of these swaps of $3.5 million and shareholders' equity includes $1.2 million, net of tax, which is recorded as other comprehensive income. Included in income for the quarter ended March 31, 2002, after profit from operations, is $0.4 million of an unrealized gain related to the portion of our swap agreements, which do not qualify for hedge accounting treatment according to the SFAS No. 133 criteria. This unrealized gain resulted in a increase to earnings per share of $0.01 in the three month period ending March 31, 2002. There is no impact on cash flow as a result of the accounting treatment required by SFAS No. 133.

Effective January 1, 2002, we entered into a price swap agreement to purchase specified levels of heating oil on a monthly basis at a fixed price, in an effort to hedge the cost of our diesel fuel consumption for our delivery fleet. We have accounted for this contract as a cash flow hedge in accordance with SFAS No. 133 and there was no material impact to our consolidated financial statements during the first quarter.

We are subject to periodic fluctuations in the price of wood commodities. Profitability is influenced by these changes as prices change between the time we buy and sell the wood. In addition, to the extent changes in interest rates affect the housing and remodeling market, we would be affected by such changes.

                          PART II -- OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

Reference is made to Part I, Item 3, in our Annual Report on Form 10-K for the year ended December 31, 2001 for a description of the following and other legal proceedings.

We are one of many defendants in three pending actions filed in California state court by three separate claimants against manufacturers, building materials distributors and retailers, and other defendants by individuals alleging that they have suffered personal injury as a result of exposure to asbestos-containing products. The plaintiffs in these cases seek unspecified damages and allege that they were exposed to asbestos contained in products distributed by a business acquired in 1994 by Rugby Building Products, Inc. In March 2002, we agreed in principle to the settlement of one of these actions, for which we increased our reserves by $0.9 million for costs of the settlement and legal expenses relating to this action. On April 19, 2002, we filed suit in New York state court seeking damages for breach of contract as well as declaratory relief against The Rugby Group Limited, our principal stockholder, and Rugby IPD Corp., its wholly owned subsidiary. In our lawsuit, we seek to recover sums we have spent to defend and, with respect to one of the lawsuits, settle these asbestos lawsuits, as well as a declaratory judgment that Rugby Group and Rugby IPD indemnify and defend us for these lawsuits and any similarly situated claims that may be asserted against us in the future. We believe we are entitled to this relief under the terms of the transaction pursuant to which we acquired the stock of Rugby USA, Inc., the parent of Rugby Building Products, Inc., in December 1999. Rugby Group has denied any obligation to defend or indemnify us for any of these cases. In May 2002, the plaintiff in one of the two remaining cases dismissed us from his action without any payment. While we believe that the factual allegations and legal claims asserted against us in the complaints are without merit, there can be no assurance at this time that we will recover any costs relating to these claims from insurance carriers or from Rugby Group or Rugby IPD, or that such costs will not have a material adverse effect on our business or financial condition.


ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits


EXHIBIT NUMBER    DESCRIPTION
--------------    -----------

3.1               Restated Certificate of Incorporation of the company.
                  (Incorporated by reference to Exhibit 3.1 to the Form 10 filed with the Commission on September 21, 1999.)
3.2               Bylaws of the company. (Incorporated by reference to Exhibit
                  3.2 to Amendment No. 4 to the Form 10 filed with the Commission on December 6, 1999.)
*10.1 Huttig Building Products, Inc. Amended and Restated 2001 Stock Incentive Plan.
*10.2 Schedule to Stock Option Agreement under the company's 2001 Stock Incentive Plan. (Incorporated by reference to Exhibit
                  10.11 to the Form 10-K for the fiscal year ended December 31, 2001 (the "2001 Form 10-K").)
*10.3 Restricted Stock Agreement dated January 29, 2002 between the company and Barry J. Kulpa. (Incorporated by reference to
                  Exhibit 10.19 to the 2001 Form 10-K.)
----------

* Management contract or compensatory plan or arrangement.


(b)  Reports on Form 8-K

     On April 19, 2002, we filed a Current Report on Form 8-K, dated April 19, 2002 reporting our announcement that we had filed suit against The Rugby Group Ltd.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  HUTTIG BUILDING PRODUCTS, INC.
                                  ----------------------------------------------

Date:  May 15, 2002               /s/ Barry J. Kulpa
                                  ----------------------------------------------
                                  Barry J. Kulpa
                                  President, Chief Executive Officer
                                  and Director (Principal Executive Officer)


Date:  May 15, 2002               /s/ Thomas S. McHugh
                                  ----------------------------------------------
                                  Thomas S. McHugh
                                  Chief Financial Officer and Treasurer
                                   (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX




EXHIBIT NUMBER               DESCRIPTION
--------------               -----------
3.1               Restated Certificate of Incorporation of the company.
                  (Incorporated by reference to Exhibit 3.1 to the Form 10 filed with the Commission on September 21, 1999.)

3.2               Bylaws of the company. (Incorporated by reference to Exhibit
                  3.2 to Amendment No. 4 to the Form 10 filed with the Commission on December 6, 1999.)

*10.1 Huttig Building Products, Inc. Amended and Restated 2001 Stock Incentive Plan.

*10.2 Schedule to Stock Option Agreement under the company's 2001 Stock Incentive Plan. (Incorporated by reference to Exhibit
                  10.11 to the Form 10-K for the fiscal year ended December 31, 2001 (the "2001 Form 10-K").)

*10.3 Restricted Stock Agreement dated January 29, 2002 between the company and Barry J. Kulpa. (Incorporated by reference to
                  Exhibit 10.19 to the 2001 Form 10-K.)
----------
* Management contract or compensatory plan or arrangement.