Form 10-Q
period 2002-06-30
HUTTIG BUILDING PRODUCTS INC
filed 2002-08-14
CIK 1093082

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

   FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002 COMMISSION FILE NUMBER 1-14982



                         HUTTIG BUILDING PRODUCTS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             DELAWARE                                  43-0334550
 (STATE OR OTHER JURISDICTION OF           (I.R.S. EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)

    555 MARYVILLE UNIVERSITY DRIVE
               SUITE 240
          ST. LOUIS, MISSOURI                                   63141
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)

                                 (314) 216-2600
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X] No [ ]


         The number of shares of Common Stock outstanding on June 30, 2002 was 19,741,132 shares.

PART I.     FINANCIAL INFORMATION

                                                                                                                        PAGE NO.
                                                                                                                        --------
Item 1.  Financial Statements

         Consolidated Balance Sheets as of June 30, 2002 (unaudited) and December 31, 2001.............................   3-4

         Consolidated Statements of Operations for the three and six months ended
               June 30, 2002 and 2001 (unaudited)......................................................................     5

         Consolidated Statements of Changes in Shareholders' Equity for the six months ended
               June 30, 2002 and 2001(unaudited).......................................................................     6

         Consolidated Statements of Cash Flows for the six months ended June 30, 2002 and 2001 (unaudited).............     7

         Notes to Consolidated Financial Statements (unaudited)........................................................     8

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.........................    13

Item 3.  Quantitative and Qualitative Disclosures about Market Risk....................................................    20


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings ............................................................................................    21

Item 4.  Submission of Matters to a Vote of Security Holders ..........................................................    22

Item 6.  Exhibits and Reports on Form 8-K..............................................................................    23

Signatures ............................................................................................................    24

Exhibit Index  ........................................................................................................    25

                 HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                  (In Millions)


                                                                 June 30,          December 31,
                                                                   2002                2001
                                                               -----------         ------------
                                                               (unaudited)
ASSETS

CURRENT ASSETS:
        Cash and equivalents                                    $     5.2           $     5.6
        Trade accounts receivable, net                               82.8                74.0
        Inventories, net                                             81.3                70.1
        Other current assets                                          6.4                 9.5
                                                                ---------           ---------
                Total current assets                                175.7               159.2
                                                                ---------           ---------
PROPERTY, PLANT AND EQUIPMENT:
     At cost:
        Land                                                          6.6                 6.7
        Building and improvements                                    34.1                35.0
        Machinery and equipment                                      36.9                36.4
                                                                ---------           ---------
                Gross property, plant and equipment                  77.6                78.1
        Less accumulated depreciation                                37.1                36.6
                                                                ---------           ---------
                Property, plant and equipment, net                   40.5                41.5
                                                                ---------           ---------
OTHER ASSETS:
        Goodwill                                                     34.3                34.3
        Other                                                         4.4                 4.1
        Deferred income taxes                                         5.6                 7.2
                                                                ---------           ---------
                Total other assets                                   44.3                45.6
                                                                ---------           ---------
TOTAL ASSETS                                                    $   260.5           $   246.3
                                                                =========           =========

                 see notes to consolidated financial statements

                 HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                 (In Millions, Except Share and Per Share Data)

                                                                                   June 30,            December 31,
                                                                                     2002                  2001
                                                                                  -----------          ------------
                                                                                  (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
        Current portion of debt                                                     $   0.8                $  0.9
        Trade accounts payable                                                        101.5                  64.5
        Deferred income taxes                                                           1.3                   1.3
        Accrued compensation                                                            5.7                   7.3
        Other accrued liabilities                                                      10.4                  13.5
                                                                                    -------                ------
                Total current liabilities                                             119.7                  87.5
                                                                                    -------                ------
NON-CURRENT LIABILITIES:
        Debt                                                                           57.4                  72.7
        Fair value of derivative instruments                                            3.3                   4.5
        Other non-current liabilities                                                   2.1                   2.5
                                                                                    -------                ------
                Total non-current liabilities                                          62.8                  79.7
                                                                                    -------                ------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
        Preferred shares; $.01 par (5,000,000 shares authorized)                          -                     -
        Common shares; $.01 par (50,000,00 shares authorized;
                at June 30, 2002 - 19,741,132 shares issued;
                at December 31, 2001 -  19,645,893 shares issued)                       0.2                   0.2
        Additional paid-in capital on common stock                                     33.4                  33.4
        Retained earnings                                                              52.6                  54.8
        Unearned compensation - restricted stock                                       (0.5)                 (0.4)
        Accumulated other comprehensive loss                                           (1.0)                 (1.7)
        Less:  Treasury shares at cost (1,155,013 shares at June 30, 2002
                and 1,250,252 shares at December 31, 2001)                             (6.7)                 (7.2)
                                                                                    -------                ------
                Total shareholders' equity                                             78.0                  79.1
                                                                                    -------                ------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                          $ 260.5               $ 246.3
                                                                                    =======               =======

                 see notes to consolidated financial statements

                 HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)

                     (In Millions, Except Per Share Amounts)

                                                               Three Months Ended June 30,      Six Months Ended June 30,
                                                                  2002           2001              2002          2001
                                                                 -------        -------          -------        ------
NET  SALES                                                       $ 220.8        $ 249.3          $ 436.3       $ 466.8

COST OF SALES AND OPERATING EXPENSES:
        Cost of sales                                              179.9          196.5            353.2         368.8
        Operating expenses                                          39.6           41.0             79.7          81.4
        Depreciation and amortization                                1.4            2.0              2.9           3.9
        Gain on disposal of capital assets                          (0.2)          (0.5)            (0.4)         (0.5)
                                                                 -------        -------          -------       -------
                Total cost of sales and operating expenses         220.7          239.0            435.4         453.6
                                                                 -------        -------          -------       -------
OPERATING PROFIT                                                     0.1           10.3              0.9          13.2
                                                                 -------        -------          -------       -------
OTHER EXPENSE:
        Interest expense, net                                       (2.4)          (2.6)            (4.7)         (5.1)
        Unrealized gain (loss) on derivatives                       (0.1)          (0.1)             0.3          (0.8)
                                                                 -------        -------          -------       -------
                Total other expense                                 (2.5)          (2.7)            (4.4)         (5.9)
(LOSS) INCOME BEFORE TAXES                                          (2.4)           7.6             (3.5)          7.3
PROVISION FOR INCOME TAXES                                          (0.9)           2.9             (1.3)          2.8
                                                                 -------        -------          -------       -------
NET (LOSS) INCOME                                                 $ (1.5)       $   4.7          $  (2.2)      $   4.5
                                                                 =======        =======          =======       =======
NET (LOSS) INCOME PER BASIC SHARE                                $ (0.07)       $  0.23          $ (0.11)      $  0.22
                                                                 =======        =======          =======       =======
WEIGHTED AVERAGE BASIC SHARES OUTSTANDING                           19.7           20.7             19.7          20.7
NET (LOSS) INCOME PER DILUTED SHARE                              $ (0.07)       $  0.23          $ (0.11)      $  0.22
                                                                 =======        =======          =======       =======
WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING                         19.7           20.7             19.7          20.7

                 see notes to consolidated financial statements

                 HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)

                                  (In Millions)

                                                                                              Accumulated
                                   Common Shares  Additional               Unearned              Other       Treasury     Total
                                   Outstanding,     Paid-In   Retained    Compensation-      Comprehensive   Shares,   Shareholders'
                                   at Par Value     Capital   Earnings   Restricted Stock        Loss        at Cost      Equity
                                   ------------   ----------  --------   -----------------   -------------   --------  ------------
Balance at January 1, 2001            $ 0.2        $ 33.2    $ 49.1         $ (0.4)            $    -         $ (1.1)       $81.0
Net income                                                      4.5                                                           4.5
FMV adjustment of derivatives,
  net of tax                                                                                     (1.7)                       (1.7)
                                                             ------                          ------------                   -----
    Comprehensive income (loss)                                 4.5                              (1.7)                        2.8
Restricted stock issued, net
  of amortization expense                             0.3                     (0.1)                              0.7          0.9
Treasury stock purchases                                                                                        (0.2)        (0.2)
                                      -----        ------    ------         ------             ------          -----        -----
Balance at June 30, 2001              $ 0.2        $ 33.5    $ 53.6         $ (0.5)            $ (1.7)         $(0.6)       $84.5
                                      =====        ======    ======         ======             ======          =====        =====
Balance at January 1, 2002            $ 0.2        $ 33.4    $ 54.8         $ (0.4)            $ (1.7)         $(7.2)      $ 79.1
Net loss                                                       (2.2)                                                         (2.2)
FMV adjustment of derivatives,
  net of tax                                                                                      0.7                         0.7
                                                             ------                            ------                       -----
    Comprehensive income (loss)                                (2.2)                              0.7                        (1.5)
Restricted stock issued, net
  of amortization expense                             0.1                     (0.1)                              0.2          0.2
Stock options exercised                              (0.1)                                                       0.6          0.5
Treasury stock purchases                                                                                        (0.3)        (0.3)
                                      -----        ------    ------         ------             ------          -----        -----
Balance at June 30, 2002              $ 0.2        $ 33.4    $ 52.6         $ (0.5)            $ (1.0)         $(6.7)       $78.0
                                      =====        ======    ======         ======             ======          =====        =====

                 see notes to consolidated financial statements

                 HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)

                                  (In Millions)

                                                                          Six Months Ended June 30,
                                                                          2002                2001
                                                                         -------              -----
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net (loss) income                                                $ (2.2)             $  4.5
        Gain on disposal of capital assets                                 (0.4)               (0.5)
        Depreciation and amortization                                       3.6                 4.6
        Deferred income taxes                                               1.2                 2.7
        Unrealized (gain) loss on derivatives, net                         (0.2)                0.8
        Accrued postretirement benefits                                    (0.1)               (0.1)
        Changes in operating assets and liabilities
        (exclusive of acquisitions):
                Trade accounts receivable                                  (8.8)              (19.0)
                Inventories                                               (11.2)              (11.4)
                Other current assets                                        3.1                 3.1
                Trade accounts payable                                     37.0                20.1
                Accrued liabilities                                        (4.7)               (5.2)
                Other                                                      (1.2)               (1.2)
                                                                         ------              ------
                        Total cash from operating activities               16.1                (1.6)
                                                                         ------              ------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Capital expenditures                                               (2.4)               (1.6)
        Proceeds from disposition of capital assets                         1.1                 0.5
        Cash used for acquisitions                                            -                (1.2)
                                                                         ------              ------
                        Total cash from investing activities               (1.3)               (2.3)
                                                                         ------              ------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Repayment of long-term debt                                        (0.5)               (0.1)
        (Repayment) borrowing of revolving credit agreement               (14.9)                7.3
        Proceeds from exercise of stock options                             0.5                   -
        Purchase of treasury stock                                         (0.3)               (0.2)
                                                                         ------              ------
                        Total cash from financing activities              (15.2)                7.0
                                                                         ------              ------
NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS                            (0.4)                3.1

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                   5.6                 3.6
                                                                         ------              ------
CASH AND EQUIVALENTS, END OF PERIOD                                       $ 5.2              $  6.7
                                                                         ======              ======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
        Interest paid                                                     $ 4.1              $  4.1
                                                                        ========             ======
        Income tax refunds                                              $  (0.4)             $ (2.7)
                                                                        ========             ======

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

During the first six months of 2002, approximately $0.1 million was charged against the reserve for inventory losses, $0.5 million for severance, and $0.7 million for facility and other shutdown costs. As of June 30, 2002 approximately $1.1 million of the restructuring reserve remains, the components of which are $0.5 million for inventory, $0.3 million for severance and $0.3 million for facility and other shutdown-related costs. The Company expects to finalize its restructuring activities during the second half of 2002.

During the fourth quarter of 2000, the Company recorded $2.1 million as a restructuring charge related to the termination of Huttig's distribution agreement with Andersen Windows and Doors, of which $0.8 million was included in cost of sales. The charge related to inventory impairment and downsizing of branch operations that previously distributed Andersen products. Approximately $1.0 million was charged against this reserve during the fourth quarter of 2000, leaving a balance of $1.1 million at December 31, 2000. The remaining balance was fully utilized during 2001.

3. DEBT

Debt consisted of the following at June 30, 2002 and December 31, 2001:

                                         June 30,       December 31,
                                           2002             2001
                                         --------       ------------
     Revolving Credit Agreement           $ 54.9           $ 69.8
     Capital lease obligations               3.3              3.8
                                          ------           ------
         Total debt                         58.2             73.6
     Less: current portion                   0.8              0.9
                                          ------           ------
     Long-term debt                       $ 57.4           $ 72.7
                                          ======           ======

At June 30, 2002, the Company had three interest rate swap agreements which expire in May 2003, with a total notional principal amount of $80.0 million. These swap agreements, in conjunction with the Company's revolving credit facility at June 30, 2002, provided for a fixed weighted average rate of 8.9% on $80.0 million of the Company's revolving credit borrowings. At June 30, 2002, the interest rate on the remainder of the committed outstanding borrowings under that facility was equal to a floating rate of LIBOR (generally 30, 60 or 90-day LIBOR rate) plus 175 basis points. When actual borrowings under the facility were less than the notional amount of the interest rate swaps, the Company would incur an expense equal to the difference between $80.0 million and the actual amount borrowed, times the difference between the fixed rate on the interest rate swap agreement and the 90-day LIBOR rate.

Provisions of the secured Revolving Credit Agreement (the "Former Credit Agreement"), which provided for a credit facility that was refinanced as discussed below (the "New Credit Facility"), contained various covenants which, among other things, limited the Company's ability to incur indebtedness, incur liens, declare or pay dividends or make restricted payments, consolidate, merge or sell assets. They also contained covenants that required the Company to attain certain financial ratios regarding leverage (3 to 1 ratio of net debt to consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA")) and interest expense coverage (2 to 1 ratio of consolidated EBITDA less capital expenditures to consolidated cash interest expense) and maintain minimum consolidated net worth (as defined in the Former Credit Agreement).

As of June 30, 2002, the Company was in full compliance with each of the applicable financial covenants under the Former Credit Agreement, except for the interest expense coverage ratio covenant. On July 26, 2002, the Company obtained, from its bank lenders, a limited waiver of the violation of this covenant that extends to August 31, 2002.

In August 2002, the Company entered into a new, three-year, $150.0 million Senior Secured Revolving Credit Facility (the "New Credit Facility") and repaid outstanding borrowing under and terminated the Former Credit Agreement, as well as paid fees in connection with the new facility. The New Credit Facility consists of a revolving line of credit ("Revolving Credit") not to exceed $150.0 million, including up to $10.0 million of Letters of Credit, at a floating rate of either (a) LIBOR plus from 200 to 300 basis points or (b) the prime commercial lending rate of the agent (or, if greater, the federal funds rate plus 0.5%) plus from 25 to 125 basis points, in each case depending on the Company's trailing average collateral availability. The Revolving Credit borrowing base shall not exceed the sum of (a) up to 85% of eligible domestic trade receivables and (b) up to the lesser of 65% of the cost of eligible inventory or 85% of the appraised net liquidation value of eligible inventory. The Company has agreed to pay a commitment fee in the range of 0.25% to 0.50% per annum on the average daily unused amount of the Revolving Credit commitment. All of the Company's assets, except real property, collateralize borrowings under this facility. The Company continued to report the Former Credit Agreement, which was due to expire in May 2003, as long-term debt based on the terms of the New Credit Facility, which expires in August 2005.

The Company's interest rate swap agreements, in combination with the new revolving credit facility, effectively provide for a fixed weighted average rate of 7.15% plus the applicable spread over LIBOR as determined by the amount of collateral availability on $80.0 million of our outstanding revolving credit borrowings.

Provisions of the New Credit Facility contain various covenants which, among other things, limit the Company's ability to incur indebtedness, incur liens, make certain types of acquisitions, declare or pay dividends or make restricted payments, consolidate, merge or sell assets. They also contain financial covenants tied to the Company's borrowing base. If the borrowing base exceeds the Company's outstanding obligations to its lenders by less than $25.0 million, the Company must maintain or meet a 1.25 to 1.0 minimum fixed charge ratio (defined as EBITDA - as defined in the New Credit Facility agreement - less capital expenditures less cash taxes divided by cash interest expense plus scheduled debt repayments plus cash rent expense). Also, the Company must not permit its revolving availability under the New Credit Facility to drop below $10.0 million.

During the third quarter, the Company will recognize a charge of $0.9 million to write off the remaining unamortized loan fees related to the Former Credit Agreement.


4. DERIVATIVES AND INTEREST RATE RISK MANAGEMENT

The Company holds three interest rate swap agreements, which expire in May 2003, with a total notional amount of $80.0 million, that are used to hedge interest rate risks related to its variable rate borrowings. Two of the interest rate swap agreements, with notional amounts totaling $42.5 million, which management believes are economic hedges and mitigate exposure to fluctuations in variable interest rates, do not qualify as hedges for accounting purposes. The remaining interest rate swap, with a notional amount of $37.5 million, is accounted for as a cash flow hedge.

For the six months ended June 30, 2002, a total unrealized gain on derivatives of $0.3 million was recorded after operating profit. This includes $0.4 million of expense that was amortized from accumulated other comprehensive loss and $0.7 million of an unrealized gain related to the change in fair value on the two interest rate swaps that do not qualify as hedges for accounting purposes. The interest rate swap that is designated as a cash flow hedge was determined to be highly effective and substantially all of the change in the fair value was charged to accumulated other comprehensive loss.

There is no impact on cash flow as a result of the accounting treatment required by SFAS No. 133 for the three interest rate swap agreements.


5. COMMITMENTS AND CONTINGENCIES

In March 2002, the Company agreed to settle one of three, then existing, asbestos-related product liability lawsuits pending against it and recorded a reserve of $0.9 million for the settlement and related legal costs.

In May 2002, the Company was dismissed as a defendant from one of its then pending asbestos-related product liability lawsuits. Also in May 2002 and in July 2002, the Company was named as a defendant, individually and as successor-in-interest to Rugby Building Products, Inc. and a predecessor company acquired by Rugby Building Products, Inc. in 1994, in two separate asbestos-related product liability lawsuits. As of August 14, 2002, three such lawsuits are currently pending against the Company.

The Company has filed a lawsuit against The Rugby Group Ltd. (the Company's principal stockholder) and Rugby IPD Corp., a subsidiary of The Rugby Group Ltd., alleging that they have breached their contractual obligations to indemnify and defend Huttig against liabilities and claims arising out of the business that was acquired by Rugby Building Products, Inc. in 1994.

While Huttig continues to believe that the factual allegations and legal claims asserted against Huttig in the remaining complaints are without merit, there can be no assurance at this time that Huttig will recover any of its costs related to these claims from insurance carriers or from The Rugby Group or that such costs will not have a material adverse effect on Huttig's business or financial condition.

6. NEW ACCOUNTING PRONOUNCEMENTS

The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002. Under SFAS No. 142, goodwill is no longer amortized but is reviewed for impairment annually, or more frequently if certain indicators arise. In addition, the statement requires reassessment of the useful lives of previously recognized intangible assets.

The statement prescribes a two-step process for impairment testing of goodwill. The Company has completed the first step of the transitional impairment test and the results indicate a potential impairment in the Company's reporting unit that sells directly to homebuilders. The second step of the impairment test is currently underway, and any resulting impairment charge will be determined during the third quarter. Such charge will be recorded as a cumulative effect of an accounting change as of January 1, 2002.

With the adoption of the statement, the Company ceased amortization of goodwill as of January 1, 2002. The following table presents the quarterly results of the Company on a comparable basis (in millions, except per share amounts):

                                          Three Months Ended June 30,  Six Months Ended June 30,
                                               2002        2001           2002          2001
                                             -------     -------        -------        -------
NET (LOSS) INCOME:
   Reported net (loss) income                $  (1.5)    $   4.7         $ (2.2)        $ 4.5
   Goodwill amortization (net of tax)              -         0.4              -           0.7
                                             -------     -------        -------         -----
   Adjusted net (loss) income                $  (1.5)    $   5.1         $ (2.2)        $ 5.2
                                             =======     =======        =======         =====

BASIC (LOSS) INCOME PER SHARE:
   Reported net (loss) income                $ (0.07)    $  0.23        $ (0.11)       $ 0.22
   Goodwill amortization (net of tax)              -        0.02              -          0.04
                                             -------     -------        -------        ------
   Adjusted net (loss) income                $ (0.07)    $  0.25        $ (0.11)       $ 0.26
                                             =======     =======        =======        ======

DILUTED (LOSS) INCOME PER SHARE:
   Reported net (loss) income                $ (0.07)    $  0.23        $ (0.11)       $ 0.22
   Goodwill amortization (net of tax)              -        0.02              -          0.04
                                             -------     -------        -------        ------
   Adjusted net (loss) income                $ (0.07)    $  0.25        $ (0.11)       $ 0.26
                                             =======     =======        =======        ======

The following table reflects the components of intangible assets that are being amortized, excluding goodwill (in millions):

                                       June 30, 2002          December 31, 2001
                                  --------------------       ------------------
                                   Gross                      Gross
                                  Carrying      Accum.       Carrying     Accum.
                                   Amount       Amort.        Amount      Amort.
                                  --------      ------       --------     ------
Amortized Intangible Assets:
  Non-compete agreements            $ 3.5        $ 3.0         $ 3.5       $ 2.8
  Trademarks                          1.4          0.4           1.4         0.4
                                    -----        -----         -----       -----
  Total                             $ 4.9        $ 3.4         $ 4.9       $ 3.2
                                    =====        =====         =====       =====

Amortization expense on intangible assets was $0.2 million for the six months ended June 30, 2002 and 2001, respectively. The following table sets forth the estimated amortization expense on intangible assets for the years ending December 31, (in millions):

2002                  $ 0.5
2003                    0.3
2004                    0.1
2005                    0.1
2006                    0.1
Thereafter              0.6

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. This statement establishes a single accounting model for the impairment or disposal of long-lived assets and broadens the presentation of discontinued operations. The Company adopted this statement in the first quarter of 2002 and the adoption did not have a material impact on its consolidated financial statements.

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement rescinds, updates, clarifies and simplifies existing accounting pronouncements. Among other things, the statement rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Under SFAS No. 145, the criteria in Accounting Principles Board (APB) No. 30 will now be used to classify those gains and losses. The adoption of SFAS No. 145 is not expected to have a material impact on the Company's consolidated financial statements.

7. NET (LOSS) INCOME PER SHARE

The following table sets forth the computation of net (loss) income per basic and diluted share (net (loss) income amounts in millions, share amounts in thousands, per share amounts in dollars):

                                                            Three Months Ended June 30,      Six Months Ended June 30,
                                                               2002             2001            2002             2001
                                                              -------         -------         --------          ------
Net (loss) income (numerator)                                 $ (1.5)         $   4.7         $  (2.2)         $   4.5
Weighted average number of basic shares outstanding
  (denominator)                                               19,740           20,707          19,708           20,653
                                                             -------          -------         -------          -------
Net (loss) income per basic share                            $ (0.07)         $  0.23         $ (0.11)         $  0.22
                                                             =======          =======         =======          =======
Weighted average number of basic shares outstanding           19,740           20,707          19,708           20,653
Common stock equivalents for diluted common shares
  outstanding                                                      -               29               -               23
                                                             -------          -------         -------          -------
Weighted average number of diluted shares outstanding
  (denominator)                                               19,740           20,736          19,708           20,676
                                                             -------          -------         -------          -------
Net (loss) income per diluted share                          $ (0.07)         $  0.23         $ (0.11)         $  0.22
                                                             =======          =======         =======          =======

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Huttig Building Products, Inc. is one of the largest domestic distributors of building materials that are used principally in new residential construction and in home improvement, remodeling and repair work. We distribute our products through 57 distribution centers serving 46 states, principally to building materials dealers, who, in turn, supply the end-user, directly to professional builders and large contractors, home centers, national buying groups and industrial and manufactured housing builders. Our American Pine Products manufacturing facility, located in Prineville, Oregon, produces softwood mouldings. Approximately 35% of American Pine's sales were to Huttig's distribution centers in the six months ended June 30, 2002.

The following table sets forth our net sales, by product classification as a percentage of total net sales, for the three and six months ended June 30, 2002 and 2001:

                                   Three Months Ended June 30,    Six Months Ended June 30,
                                        2002     2001                2002       2001
                                        ----     ----                ----       -----
Doors                                   35%       35%                 34%        36%
Specialty Building Materials            25%       25%                 26%        26%
Lumber & Other Commodity                24%       24%                 24%        23%
Moulding                                10%       10%                 10%         9%
Windows                                  6%        6%                  6%         6%
                                       ----      ----                ----       ----
        Total Net Product Sales        100%      100%                100%       100%

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

CRITICAL ACCOUNTING POLICIES

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States, which require management to make estimates and assumptions. Management bases these estimates and assumptions on historical results and known trends as well as our forecasts as to how these might change in the future. Actual results could differ from these estimates and assumptions. In addition to items discussed in our Annual Report on Form 10-K in
Part II, Item 7 -" Critical Accounting Policies", we believe that of our significant accounting policies, the following accounting policy may involve a higher degree of judgment and complexity.

Contingencies - We accrue expenses when it is probable that an asset has been impaired or a liability has been incurred and the amount can be reasonably estimated. Contingencies for which we have made accruals include environmental, product liability and other legal matters. Based on management's assessment of the most recent information available, management currently does not expect any of these contingencies to have a material adverse effect on our financial position or cash flow. It is possible, however, that future results of operations for any particular quarter or annual period and our financial condition could be materially affected by changes in assumptions or other circumstances related to these matters. We accrue our best estimate of the cost of resolution of these matters and make adjustments to the amounts accrued as circumstances change.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THE THREE MONTHS ENDED
JUNE 30, 2001

Net sales for the three months ended June 30, 2002 were $220.8 million, an 11.4% decrease from the second quarter of 2001 when sales were $249.3 million. Excluding $7.9 million of sales attributable to branches that were closed, same branch net sales decreased 8.5% or $20.6 million over the same period from the prior year. This decrease is estimated to consist of $18.1 million for volume decreases and $2.5 million attributable to deflation in the commodity wood market as lumber prices declined 13% in the second quarter of 2002 compared to the second quarter of 2001. Approximately $7.7 million of the volume decrease is attributable to the impact of a new competitor on six branches in the Kansas City, Missouri area. We expect this new competitor in our Kansas City markets to have a continuing impact on sales for the reasonably foreseeable future. Approximately $4.4 million of the volume decrease is attributable to pricing pressures on exterior and interior doors and approximately $3.2 million is attributable to lower housewrap sales resulting from the termination of our distribution of Tyvek(R) and our transition to Typar(R), a competing housewrap product. As we continue to transition to this new product, we may continue to realize lower sales of housewrap on a comparative, year-over-year basis. Other factors that contributed to the decrease in second quarter sales include a continuing weak economy in the Northwest, where the unemployment rate is currently the highest in the United States.

Gross profit decreased $11.9 million to $40.9 million in the second quarter of 2002 from $52.8 million in the same period from 2001 and as a percentage of sales was 18.5% versus 21.2% for the quarters ending June 30, 2002 and 2001, respectively. The decrease in gross profit percentage resulted from a shift in product sales mix and in regional product mix, additional pricing pressures in certain regions due to soft market conditions and increased competition in the Kansas City area. We currently expect the impact of slower economic activity and increased competition in the Kansas City area to continue at least into the third quarter.

Operating expenses were $39.6 million in the second quarter of 2002 compared to $41.0 million in the second quarter of 2001. The decrease is primarily due to $1.9 million of cost reductions from closed branches, a $0.3 million decrease in compensation and contract labor costs at ongoing facilities resulting from lower headcount than the prior year, and $0.3 million of lower costs incurred for system implementations. The decrease was partially offset by an increase in the bad debt provision of $0.6 million and an increase in our auto liability insurance reserves of $0.5 million.

Depreciation and amortization was $1.4 million in the second quarter of 2002, which is $0.6 million lower than the same period in the prior year. The decrease is due to goodwill no longer being amortized in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. For the three months ended June 30, 2001, we amortized $0.6 million of goodwill.

Gains on disposal of assets were $0.2 million for the quarter ended June 30, 2002, for the sale of a previously closed facility. In the second quarter of 2001, gains on disposal of assets were $0.5 million for the sale of previously closed facilities.

Net interest expense decreased to $2.4 million in the second quarter of 2002 from $2.6 million in the same period of 2001. Our average outstanding total debt decreased $15.7 million compared to the same period of the prior year, reducing our interest expense.

Unrealized loss on derivatives of $0.1 million was recorded in the second quarter of 2002 and 2001. The net loss in 2002 related to a $0.1 million gain in the fair value on two interest rate swaps that do not qualify as hedges for accounting purposes that was offset by $0.2 million of expense amortized from accumulated other comprehensive loss established upon the adoption of SFAS No. 133 in 2001. See Item 3, "Quantitative and Qualitative Disclosures About Market Risk".

As a result of the foregoing factors, pretax loss was $2.4 million compared to pretax income of $7.6 million in 2001.

Income taxes were provided at an effective rate of 38% for the quarters ended June 30, 2002 and 2001.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2001

Net sales for the six months ended June 30, 2002 were $436.3 million, a 6.5% decrease from the first six months of 2001 when sales were $466.8 million. Excluding $14.3 million of sales attributable to branches that were closed, same branch net sales decreased 3.6% or $16.2 million over the same period from the prior year. The net sales decrease was negatively affected by having one less shipping day in 2002 versus 2001, resulting in a reduction of approximately $3.3 million. Approximately $6.4 million of the volume decrease is attributable to the impact of the new competitor in the Kansas City, Missouri area. Approximately $4.2 million is attributable to lower housewrap sales resulting from our transition to a new product and approximately $4.6 million is attributable to pricing pressures on exterior and interior doors. Other contributing factors include a continuing weak economy in the Northwest where the unemployment rate is currently the highest in the United States. The aforementioned factors do not exclude the impact of the lower number of shipping days.

Gross profit decreased $14.9 million to $83.1 million in the first six months of 2002 from $98.0 million in the same period from 2001 and as a percentage of sales was 19.0% versus 21.0% for the six months ending June 30, 2002 and 2001, respectively. The decrease in gross profit percentage resulted from a change in product sales mix, a shift in regional product mix, additional pricing pressures in certain regions due to soft market conditions and increased competition in the Kansas City area. Net door sales decreased as a percentage of total sales while moulding, lumber and other commodity net sales increased as a percentage of sales. Pricing pressures had a negative impact during the first half of 2002 on door margins, which have had historically higher margins than lumber and other commodity products.

Operating expenses were $79.7 million in the first six months of 2002 compared to $81.4 million in the first six months of 2001. The decrease is primarily due to $3.9 million of cost reductions from closed branches. The decrease was partially offset by increased compensation and contract labor costs at the on-going facilities of $0.9 million, an increase of $0.4 million primarily due to an increase in our auto liability insurance reserve and an increase in expense of $0.9 million for costs relating to the settlement and legal expenses of an asbestos-related product liability lawsuit. See Part II, Item 1 - "Legal Proceedings".

Depreciation and amortization was $2.9 million in the first six months of 2002, which is $1.0 million lower than the same period in the prior year. The decrease is due primarily to goodwill no longer being amortized in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. For the six months ended June 30, 2001, we amortized $1.2 million of goodwill.

Gains on disposal of assets were $0.4 million for the six months ended June 30, 2002, for the sale of previously closed facilities. During the first six months ended June 30, 2001, gains on disposal of assets were $0.5 million for the sale of previously closed facilities.

Net interest expense decreased to $4.7 million in the first six months of 2002 from $5.1 million in the same period of 2001. Our average outstanding total debt decreased $11.5 million compared to the same period of the prior year, reducing our interest expense.

Unrealized gain on derivatives of $0.3 million was recorded in the first six months of 2002 versus a $0.8 million loss a year ago. The gain related to a $0.7 million change in the fair value on two interest rate swaps that do not qualify as hedges for accounting purposes was partially offset by $0.4 million of expense amortized from accumulated other comprehensive loss established upon the adoption of SFAS No. 133 in 2001. See Item 3, "Quantitative and Qualitative Disclosures About Market Risk".

As a result of the foregoing factors, pretax loss was $3.5 million compared to pretax income of $7.3 million in 2001.

Income taxes were provided at an effective rate of 38% for the six months ended June 30, 2002 and 2001.

LIQUIDITY AND CAPITAL RESOURCES

We depend on cash flow from operations and funds available under our secured credit facility to finance seasonal working capital needs, capital expenditures and acquisitions. Our working capital requirements are generally greatest in the second and third quarters, which reflects the seasonal nature of our business. The second and third quarters are typically our strongest operating quarters, largely due to more favorable weather throughout many of our markets compared to the first and fourth quarters. We typically generate cash from working capital reductions in the fourth quarter of the year and build working capital during the first quarter in preparation for our second and third quarters. However, during the second quarter of 2002, we did not experience our normal increase in working capital primarily as a result of slower than expected sales during the quarter and an increase in our trade accounts payable which was offset by the reduction of outstanding borrowings under our revolving credit facility.

We measure our working capital as the sum of net trade accounts receivable, net FIFO inventories and trade accounts payable. At June 30, 2002 and 2001, and December 31, 2001, our working capital was as follows:

                                                                       June 30,
                                                              -----------------------        December 31,
                                                                2002            2001            2001
                                                              -------          ------          ------
Trade accounts receivable, net                                $  82.8          $ 95.5          $ 74.0
FIFO inventories, net                                            88.9            94.5            78.0
Trade accounts payable                                         (101.5)          (79.5)          (64.5)
                                                              -------         -------           -----
Working capital, net                                             70.2           110.5            87.5

Working capital as a % of annualized quarterly sales              7.9%           10.8%            9.9%
Average inventory turns                                           6.4             6.7             6.9

In the first six months of 2002, changes in operating assets and liabilities generated $14.2 million in cash from operating activities due primarily to increases in trade accounts payable offset by increases in trade accounts receivable and inventories. Changes in operating assets and liabilities in the first six months of 2001 used $13.6 million in cash from operating activities from increases in the same accounts. Inventory and accounts receivable levels at the end of the second quarter increased less from year end levels in 2002 versus 2001 reflecting the lower sales volume in the current year. Increases in trade accounts payable were offset by cash from financing activities and the repayment of $14.9 million in borrowings outstanding under our revolving credit agreement.

Cash used in investing activities for the first six months of 2002 reflects $2.4 million of capital expenditures for normal operating activities. These expenditures were offset by $1.1 million of proceeds on disposals of assets from previously closed facilities. In 2001, we spent $1.6 million on capital expenditures along with $1.2 million to purchase the assets from Monarch Manufacturing, Inc. in Baltimore, Maryland and Hope Lumber and Supply Corporation in Kansas City, Missouri. These expenditures were offset by $0.5 million of proceeds on disposals of assets.

Cash provided from and used in financing activities for both 2002 and 2001 primarily reflects the $14.9 million of repayments and $7.3 million in borrowings, respectively, under our revolving credit facility.

At June 30, 2002, we had three interest rate swap agreements, which expire in May 2003, having a total notional amount of principal of $80.0 million outstanding. These swap agreements, in combination with our former revolving credit facility, effectively provided for a fixed weighted average rate of 8.9% on our outstanding revolving credit borrowings of $54.9 million at June 30, 2002.

 In August 2002, we entered into a new, three-year, $150.0 million Senior Secured Revolving Credit Facility, from which we repaid outstanding borrowings under and terminated our former revolving credit facility as well as paid fees in connection with the new facility. The new credit facility consists of a $150.0 million revolving line of credit, including up to $10.0 million of letters of credit, at a floating rate of either

     (a) LIBOR plus from 200 to 300 basis points or

     (b) the prime commercial lending rate of the agent (or, if greater, the federal funds rate plus 0.5%) plus from 25 to 125 basis points,

in each case depending on our trailing average collateral availability. The revolving credit borrowing base shall not exceed the sum of (a) up to 85% of eligible domestic trade receivables and (b) up to the lesser of 65% of the cost of eligible inventory or 85% of the appraised net liquidation value of eligible inventory. We have agreed to pay a commitment fee in the range of 0.25% to 0.50% per annum on the average daily unused amount of the revolving credit commitment. Huttig and its domestic subsidiaries are co-borrowers under this facility, and all of the borrowers' assets, except real property, collateralize borrowings under the facility. Based on the financing of the new credit facility, we will recognize a charge of $0.9 million to writeoff the remaining unamortized loan fees related to the former credit facility.

The new credit facility agreement contains various covenants which, among other things, limit our ability to incur indebtedness, incur liens, make certain types of acquisitions, declare or pay dividends or make restricted payments, consolidate, merge or sell assets. It also contains financial covenants tied to our borrowing base. If the borrowing base exceeds our outstanding obligations to the facility lenders by less than $25.0 million, we must maintain or meet a 1.25 to 1.0 minimum fixed charge ratio. As defined in the agreement, the ratio is determined for a rolling 12-month period by dividing EBITDA plus cash rent expense, less non-facility-financed capital expenditures and cash taxes, by cash interest expense plus scheduled debt repayments plus cash rent expense for such period. As defined in the agreement, EBITDA means the sum of

     (a) net income,

     (b) interest expense,

     (c) income tax expense,

     (d) depreciation,

     (e) amortization,

     (f) write-down of goodwill, and

     (g) all cash and non-cash extraordinary expenses and losses,

less all cash and non-cash extraordinary income and gains during the period of measurement. Also, we must not permit our revolving availability under the new credit facility to fall below $10.0 million.

Our interest rate swap agreements, in combination with the new revolving credit facility, effectively provide for a fixed weighted average rate of 7.15% plus the applicable spread over LIBOR as determined by the amount of collateral availability on $80.0 million of our outstanding revolving credit borrowings (determined as of August 12, 2002).

As of August 12, 2002, the Company had $27.3 million of excess credit available under the new credit facility.

We believe that cash generated from our operations and funds available under the new credit facility will provide sufficient funds to meet our currently anticipated short-term and long-term liquidity and capital expenditure requirements.

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

During the first six months of 2002, approximately $0.1 million was charged against the reserve for inventory losses, $0.5 million for severance, and $0.7 million for facility and other shutdown costs. As of June 30, 2002 approximately $1.1 million of the restructuring reserve remains, the components of which are $0.5 million for inventory, $0.3 million for severance and $0.3 million for facility and other shutdown-related costs. We expect to finalize the restructuring activities during the second half of 2002.

During the fourth quarter of 2000, we recorded $2.1 million as a restructuring charge related to the termination of Huttig's distribution agreement with Andersen Windows and Doors, of which $0.8 million was included in cost of sales. The charge related to inventory impairment and downsizing of branch operations that previously distributed Andersen products. Approximately $1.0 million was charged against this reserve during the fourth quarter of 2000, leaving a balance of $1.1 million at December 31, 2000. The remaining balance was fully utilized during 2001.

NEW ACCOUNTING PRONOUNCEMENTS

We adopted SFAS No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002. Under SFAS No. 142, goodwill is no longer amortized but is reviewed for impairment annually, or more frequently if certain indicators arise. In addition, the statement requires reassessment of the useful lives of previously recognized intangible assets.

The statement prescribes a two-step process for impairment testing of goodwill. We have completed the first step of the transitional impairment test. The results of this first step indicate a potential impairment in our reporting unit that sells directly to homebuilders. The second step of the impairment test is currently underway, and any resulting impairment charge will be determined during the third quarter. Such charge will be recorded as a cumulative effect of an accounting change as of January 1, 2002.

Goodwill amortization for the six months ended June 30, 2001 was $1.2 million.

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. This statement establishes a single accounting model for the impairment or disposal of long-lived assets and broadens the presentation of discontinued operations. We adopted this statement in the first quarter of 2002 and the adoption did not have a material impact on our consolidated financial statements.

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement rescinds, updates, clarifies and simplifies existing accounting pronouncements. Among other things, the statement rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Under SFAS No. 145, the criteria in Accounting Principles Board (APB) No. 30 will now be used to classify those gains and losses. The adoption of SFAS No. 145 is not expected to have a material impact on our consolidated financial statements.

CYCLICALITY AND SEASONALITY

Our sales depend heavily on the strength of national and local new residential construction and home improvement and remodeling markets. The strength of these markets depends on new housing starts and residential renovation projects, which are a function of many factors beyond our control. Some of these factors include interest rates, employment levels, availability of credit, prices of commodity wood products and consumer confidence. Future downturns in the markets that we serve or in the economy generally could have a material adverse effect on our operating results and financial condition. Reduced levels of construction activity may result in intense price competition among building materials suppliers, which may adversely affect our gross margins. The impact of changes in construction activity will vary depending on our market penetration per housing start in different regions of the country.

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

ENVIRONMENTAL REGULATION

We are subject to federal, state and local environmental protection laws and regulations. We can give no assurance that future environmental liabilities will not have a material adverse effect on our financial condition or results of operations. We have been identified as a potentially responsible party in connection with the clean up of contamination at a formerly owned property in Montana. We are voluntarily remediating this property under the oversight of and in cooperation with the Montana Department of Environmental Quality ("DEQ"), and are complying with a 1995 unilateral administrative order by DEQ to complete a remedial investigation and feasibility study. When the state agency issues its final risk assessment of this property, we will conduct a feasibility study to evaluate alternatives for cleanup, including continuation of our remediation measures already in place. The DEQ then will select a final remedy, publish a record of decision and negotiate with us for an administrative order of consent on the implementation of the final remedy. We currently believe that this process may take several more years to complete and intend to continue monitoring and remediating the site, evaluating cleanup alternatives and reporting regularly to the DEQ during this interim period. Based on our experience to date in remediating this site, we do not believe that the scope of remediation that the DEQ ultimately determines will have a material adverse effect on our results of operations or financial condition. Until the DEQ selects a final remedy, however, we can give no assurance as to the scope or cost to us of the final remediation order.

In addition, some of our current and former distribution centers are located in areas of current or former industrial activity where environmental contamination may have occurred, and for which we, among others, could be held responsible. We currently believe, but can give no assurance, that there are no material environmental liabilities at any of our distribution center locations.

CAUTIONARY STATEMENT

Certain statements in this Form 10-Q contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements regarding:

     o   our business strategy;

     o the effect of known contingencies, including risks relating to pending environmental and legal proceedings, on our financial position, cash flow and results of operations;

     o the future impact of the new competitor in our Kansas City markets, our transition to a new housewrap product and slower economic activity on our results of operations;

     o   our liquidity; and

     o   seasonal trends.

These statements present management's expectations, beliefs, plans and objectives regarding our future business and financial performance. These forward-looking statements are based on current projections, estimates, assumptions and judgments, and involve known and unknown risks and uncertainties. There are a number of factors that could cause our actual results to differ materially from those expressed or implied in the forward-looking statements. These factors include, but are not limited to, the following:

     o the strength of the national and local new residential construction and home improvement and remodeling markets, which in turn depend on factors such as

        o  interest rates,

        o  employment levels,

        o  availability of credit,

        o  prices of commodity wood products,

        o  consumer confidence and

        o  weather conditions,

     o  the level of competition in our industry,

     o  our relationships with suppliers of the products we distribute,

     o  costs of complying with environmental laws and regulations,

     o  our exposure to product liability claims,

     o  loss of key employees, and

     o our ability to comply with availability requirements and financial covenants under our revolving credit facility.

Additional information concerning these and other factors that could materially affect our results of operations and financial condition are included in our most recent Annual Report on Form 10-K. We disclaim any obligation to publicly update or revise any of these forward-looking statements.

ITEM 3 -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Huttig has exposure to market risk as it relates to effects of changes in interest rates. We had debt outstanding at June 30, 2002 under our Former Credit Agreement of $54.9 million. Also at June 30, 2002, we had three interest rate swap agreements, which expire in May 2003, having a total notional principal amount of $80.0 million. These swap agreements in combination with the terms of our Former Credit Agreement, effectively provided a fixed weighted average rate of 8.9% on $80.0 million of our outstanding borrowings. When actual borrowings under the Former Credit Agreement were less than the notional amount of the interest rate swaps, we incurred an expense equal to the difference between $80.0 million and the actual amount borrowed, times the difference between the fixed rate on the interest rate swap agreement and the 90-day LIBOR rate.

Our interest rate swap agreements, in combination with the New Credit Facility, effectively provides for a fixed weighted average rate of 7.15% plus the applicable spread over LIBOR as determined by the amount of collateral availability (See Item 2 - "Liquidity and Capital Resources") on $80.0 million of our outstanding revolving credit borrowings.

We have three interest rate swap agreements, which expire in May 2003, that provide for fixed interest rates on $80.0 million of our outstanding borrowings. Under the accounting treatment prescribed by SFAS No. 133, our liabilities include the fair value of these swaps of $3.3 million and shareholders' equity includes $1.0 million, net of tax, which is recorded as accumulated other comprehensive loss. Included in income for the six months ended June 30, 2002, after profit from operations, is $0.3 million of an unrealized gain related to the portion of our swap agreements, which do not qualify for hedge accounting treatment according to the SFAS No. 133 criteria. This unrealized gain resulted in an increase to earnings per share of $0.01 in the six month period ending June 30, 2002. There is no impact on cash flow as a result of the accounting treatment required by SFAS No. 133.

Effective January 1, 2002, we entered into a price swap agreement, which expires in December 2002, to purchase specified levels of heating oil on a monthly basis at a fixed price, in an effort to hedge the cost of our diesel fuel consumption for our delivery fleet. We have accounted for this contract as a cash flow hedge in accordance with SFAS No. 133 and there was no material impact to our consolidated financial statements during the first six months of 2002.

We are subject to periodic fluctuations in the price of wood commodities. Profitability is influenced by these changes as prices change between the time we buy and sell the wood. In addition, to the extent changes in interest rates affect the housing and remodeling market, we would be affected by such changes.

                          PART II -- OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

Reference is made to Part I, Item 3, in our Annual Report on Form 10-K for the year ended December 31, 2001 and Part II, Item 1 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 for a description of the following and other legal proceedings.

In May 2002, we were named in an action filed in California state court by an individual alleging that she has suffered personal injury as a result of exposure to asbestos-containing products distributed by Huttig. Based on the limited facts alleged and limited discovery to date, we believe that this lawsuit also relates to products distributed by a business acquired by Rugby Building Products and expect to seek indemnification for this lawsuit as described below. In July 2002, we were named as a defendant, individually and as a successor in interest to Rugby Building Products, Inc. and a business acquired by Rugby in 1994, in another similar personal injury action. We are now one of many defendants in three separate, pending actions filed in California state court against manufacturers, building materials distributors and retailers, and other defendants by individuals alleging that they have suffered such asbestos-related personal injury. The plaintiffs in these cases seek unspecified damages from Huttig.

We continue to pursue our previously reported lawsuit against The Rugby Group Limited, our principal stockholder, and Rugby IPD Corp., its wholly owned subsidiary. In our lawsuit, we seek to recover sums we have spent to defend and, with respect to one of the lawsuits, settle these asbestos lawsuits, as well as a declaratory judgment that Rugby Group and Rugby IPD indemnify and defend us for these lawsuits and any similarly situated claims that may be asserted against us in the future. Rugby Group has denied any obligation to defend or indemnify us for any of these cases. While we believe that the factual allegations and legal claims asserted against us in the complaints are without merit, there can be no assurance at this time that we will recover any costs relating to these claims from insurance carriers or from Rugby Group or Rugby IPD, or that such costs will not have a material adverse effect on our business or financial condition.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our Annual Meeting of Shareholders on April 22, 2002. At the Annual Meeting, shareholders elected the following directors for terms of office expiring in 2005.

Director                   Votes For         Votes Withheld
--------                  ----------         --------------
Alan S. J. Durant         16,344,237             473,742
R. S. Evans               16,542,131             275,848
Barry J. Kulpa            16,405,068             412,911


Pursuant to the terms of the Proxy Statement for the Annual Meeting, proxies received were voted, unless authority was withheld, in favor of the election of the three directors named above.

After the Annual Meeting, the term of office as a director of the Company of each of the following directors continued: Dorsey R. Gardner, Delbert H. Tanner, James L. L. Tullis, E. Thayer Bigelow, Jr., Richard S. Forte', and Peter L. Young.

At the Annual Meeting of Shareholders, the following matters were also voted upon:

o Approval of the Huttig Building Products, Inc. Amended and Restated 2001 Stock Incentive Plan

         For                          12,324,486
         Against                         557,486
         Abstentions                     949,399
         Broker Non-Votes              2,986,608

o Approval of the selection of Deloitte & Touche LLP as independent auditors for 2002

         For                          16,220,477
         Against                         548,026
         Abstentions                      49,476
         Broker Non-Votes                      0

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

EXHIBIT NUMBER      DESCRIPTION
--------------      -----------
    3.1             Restated Certificate of Incorporation of the company.  (Incorporated by reference to Exhibit
                    3.1 to the Form 10 filed with the Commission on September 21, 1999.)
    3.2             Bylaws of the company as amended as of July 22, 2002.
    4.1             Credit Agreement dated August 12, 2002 by and among the company, certain of its domestic subsidiaries,
                    JPMorgan Chase Bank as agent, and the lending institutions named therein.
   99.1             Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by
                    Section 906 of the Sarbanes-Oxley Act of 2002.
   99.2             Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by
                    Section 906 of the Sarbanes-Oxley Act of 2002.


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

                                    HUTTIG BUILDING PRODUCTS, INC.
                                    ------------------------------------------

Date: August 14, 2002               /s/ BARRY J. KULPA
                                    ------------------------------------------
                                    Barry J. Kulpa
                                    President, Chief Executive Officer
                                    and Director (Principal Executive Officer)


Date: August 14, 2002               /s/ THOMAS S. MCHUGH
                                    ------------------------------------------
                                    Thomas S. McHugh
                                    Chief Financial Officer and Treasurer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX


EXHIBIT NUMBER      DESCRIPTION
--------------      -----------
    3.1             Restated Certificate of Incorporation of the company.  (Incorporated by reference to Exhibit
                    3.1 to the Form 10 filed with the Commission on September 21, 1999.)
    3.2             Bylaws of the company as amended as of July 22, 2002.
    4.1             Credit Agreement dated August 12, 2002 by and among the company, certain of its domestic subsidiaries, JPMorgan Chase Bank as agent, and the lending institutions named therein.
   99.1             Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by
                    Section 906 of the Sarbanes-Oxley Act of 2002.
   99.2             Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by
                    Section 906 of the Sarbanes-Oxley Act of 2002.