Form 10-Q
period 2002-09-30
HUTTIG BUILDING PRODUCTS INC
filed 2002-11-14
CIK 1093082

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002
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


               Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X] No [ ]


               The number of shares of Common Stock outstanding on September 30, 2002 was 19,741,132 shares.

                                                                                                                       PAGE NO.
                                                                                                                       --------

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets as of September 30, 2002 (unaudited) and December 31, 2001........................  3-4

         Consolidated Statements of Operations for the three and nine months ended
                   September 30, 2002 and 2001 (unaudited).............................................................  5

         Consolidated Statements of Changes in Shareholders' Equity for the nine months ended
                   September 30, 2002 and 2001(unaudited)..............................................................  6

         Consolidated Statements of Cash Flows for the nine months ended September 30, 2002 and 2001
                   (unaudited).........................................................................................  7

         Notes to Consolidated Financial Statements (unaudited)........................................................  8

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.........................  14

Item 3.  Quantitative and Qualitative Disclosures about Market Risk....................................................  22

Item 4.  Controls and Procedures.......................................................................................  23


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings ............................................................................................  24

Item 6.  Exhibits and Reports on Form 8-K..............................................................................  25

Signatures ............................................................................................................  26

Certifications ........................................................................................................  26

Exhibit Index .........................................................................................................  29

                 HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                  (In Millions)


                                                         September 30,        December 31,
                                                             2002               2001
                                                         -------------        ------------
                                                          (unaudited)

ASSETS

Current Assets:
     Cash and equivalents                                  $     5.6            $     5.6
     Trade accounts receivable, net                             93.0                 74.0
     Inventories, net                                           94.5                 70.1
     Other current assets                                        6.7                  9.5
                                                           ---------            ---------
         Total current assets                                  199.8                159.2
                                                           ---------            ---------

Property, Plant and Equipment:
     Land                                                        6.6                  6.7
     Building and improvements                                  34.4                 35.0
     Machinery and equipment                                    37.8                 36.4
                                                           ---------            ---------
        Gross property, plant and equipment                     78.8                 78.1
     Less accumulated depreciation                              36.1                 36.6
                                                           ---------            ---------
        Property, plant and equipment, net                      42.7                 41.5
                                                           ---------            ---------

Other Assets:
     Goodwill                                                   13.6                 34.3
     Other                                                       3.7                  4.1
     Deferred income taxes                                      12.2                  7.2
                                                           ---------            ---------
        Total other assets                                      29.5                 45.6
                                                           ---------            ---------

Total Assets                                               $   272.0            $   246.3
                                                           =========            =========

                 see notes to consolidated financial statements

                 HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                 (In Millions, Except Share and Per Share Data)


                                                                              September 30,          December 31,
                                                                                  2002                   2001
                                                                              -------------          ------------
                                                                              (unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
    Current portion of debt                                                      $   0.9               $   0.9
    Trade accounts payable                                                          89.2                  64.5
    Deferred income taxes                                                            2.2                   1.3
    Accrued compensation                                                             6.3                   7.3
    Other accrued liabilities                                                        9.3                  13.5
                                                                                 -------               -------

        Total current liabilities                                                  107.9                  87.5
                                                                                 -------               -------

Non-current Liabilities:
    Debt                                                                            90.5                  72.7
    Fair value of derivative instruments                                             2.6                   4.5
    Other non-current liabilities                                                    2.3                   2.5
                                                                                 -------               -------

        Total non-current liabilities                                               95.4                  79.7
                                                                                 -------               -------

Commitments and Contingencies

Shareholders' Equity:
    Preferred shares; $.01 par (5,000,000 shares authorized)                          --                    --
    Common shares; $.01 par (50,000,00 shares authorized;
        at September 30, 2002 - 19,741,132 shares issued;
        at December 31, 2001 -  19,645,893 shares issued)                            0.2                   0.2
    Additional paid-in capital                                                      33.4                  33.4
    Retained earnings                                                               43.1                  54.8
    Unearned compensation - restricted stock                                        (0.5)                 (0.4)
    Accumulated other comprehensive loss                                            (0.8)                 (1.7)
    Less:  Treasury shares at cost (1,155,013 shares at September 30, 2002;
        1,250,252 shares at December 31, 2001)                                      (6.7)                 (7.2)
                                                                                 -------               -------

        Total shareholders' equity                                                  68.7                  79.1
                                                                                 -------               -------

Total Liabilities and Shareholders' Equity                                       $ 272.0               $ 246.3
                                                                                 =======               =======

                 see notes to consolidated financial statements

                 HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)

                     (In Millions, Except Per Share Amounts)


                                                                        Three Months Ended          Nine Months Ended
                                                                           September 30,               September 30,
                                                                        2002          2001          2002          2001
                                                                       -------       -------       -------       -------

Net Sales                                                              $ 234.0       $ 256.7       $ 670.3       $ 723.5

Cost of Sales and Operating Expenses:
     Cost of sales                                                       187.5         204.6         540.8         573.4
     Operating expenses                                                   37.1          43.1         116.8         124.5
     Reversal of restructuring charges                                    (0.3)           --          (0.3)           --
     Depreciation and amortization                                         1.5           1.9           4.3           5.8
     Gain on disposal of capital assets                                     --          (0.4)         (0.4)         (0.9)
                                                                       -------       -------       -------       -------

          Total cost of sales and operating expenses                     225.8         249.2         661.2         702.8
                                                                       -------       -------       -------       -------

Operating Profit                                                           8.2           7.5           9.1          20.7
                                                                       -------       -------       -------       -------

Other Income (Expense):
     Interest expense, net                                                (2.4)         (2.4)         (7.1)         (7.5)
     Write-off of unamortized loan fees                                   (0.9)           --          (0.9)           --
     Unrealized gain (loss) on derivatives                                 0.3          (1.3)          0.6          (2.1)
                                                                       -------       -------       -------       -------

          Total other expense                                             (3.0)         (3.7)         (7.4)         (9.6)

Income Before Income Taxes and Cumulative Effect of a
    Change in Accounting Principle                                         5.2           3.8           1.7          11.1

Provision for Income Taxes                                                 2.0           1.5           0.6           4.2
                                                                       -------       -------       -------       -------

Net Income Before Cumulative Effect of a Change in
    Accounting Principle                                                   3.2           2.3           1.1           6.9

Cumulative Effect of a Change in Accounting Principle
    (Net of $7.9 Million of Taxes)                                          --            --         (12.8)           --
                                                                       -------       -------       -------       -------

Net Income (Loss)                                                      $   3.2       $   2.3       $ (11.7)      $   6.9
                                                                       =======       =======       =======       =======


Basic income (loss) per share:
    Net income before cumulative effect of a change in
      accounting principle                                             $  0.16       $  0.11       $  0.05       $  0.33

    Cumulative effect of a change in accounting
      principle (net of taxes)                                              --            --         (0.64)           --
                                                                       -------       -------       -------       -------

    Net income (loss) per basic share                                  $  0.16       $  0.11       $ (0.59)      $  0.33
                                                                       =======       =======       =======       =======
Weighted Average Basic Shares Outstanding                                 19.7          20.4          19.7          20.6

Diluted income (loss) per share:
    Net income before cumulative effect of a change in
      accounting principle                                             $  0.16       $  0.11       $  0.05       $  0.33

    Cumulative effect of a change in accounting
      principle (net of taxes)                                              --            --         (0.64)           --
                                                                       -------       -------       -------       -------

    Net income (loss) per diluted share                                $  0.16       $  0.11       $ (0.59)      $  0.33
                                                                       =======       =======       =======       =======
Weighted Average Diluted Shares Outstanding                               19.7          20.6          19.8          20.6


                 see notes to consolidated financial statements

                 HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)

                                  (In Millions)


                                              Common Shares    Additional                        Unearned
                                               Outstanding,     Paid-In        Retained       Compensation-
                                               at Par Value     Capital        Earnings      Restricted Stock
                                              -------------   -----------      --------      ----------------

Balance at January 1, 2001                         $ 0.2         $ 33.2         $ 49.1            $ (0.4)

Net income                                                                         6.9

FMV adjustment of derivatives, net of tax
                                                                               -------

    Comprehensive income (loss)                                                    6.9

Restricted stock issued, net
    of amortization expense                                         0.2                             (0.1)

Treasury stock purchases
                                              ----------      ---------        -------       -----------

Balance at September 30, 2001                      $ 0.2         $ 33.4         $ 56.0            $ (0.5)
                                              ==========      =========        =======       ===========


Balance at January 1, 2002                         $ 0.2         $ 33.4         $ 54.8            $ (0.4)

Net loss                                                                         (11.7)

FMV adjustment of derivatives, net of tax
                                                                               -------

    Comprehensive (loss) income                                                  (11.7)

Restricted stock issued, net
    of amortization expense                                         0.1                             (0.1)

Stock options exercised                                            (0.1)

Treasury stock purchases
                                              ----------      ---------        -------       -----------

Balance at September 30, 2002                      $ 0.2         $ 33.4         $ 43.1            $ (0.5)
                                              ==========      =========        =======       ===========

                                                Accumulated
                                                   Other          Treasury         Total
                                               Comprehensive      Shares,      Shareholders'
                                                   Loss           at Cost          Equity
                                               -------------      --------     -------------

Balance at January 1, 2001                          $  --           $ (1.1)         $ 81.0

Net income                                                                             6.9

FMV adjustment of derivatives, net of tax            (2.1)                            (2.1)
                                               ----------                      -----------

    Comprehensive income (loss)                      (2.1)                             4.8

Restricted stock issued, net
    of amortization expense                                            0.6             0.7

Treasury stock purchases                                              (6.7)           (6.7)
                                               ----------         --------     -----------

Balance at September 30, 2001                      $ (2.1)          $ (7.2)         $ 79.8
                                               ==========         ========     ===========


Balance at January 1, 2002                         $ (1.7)          $ (7.2)         $ 79.1

Net loss                                                                             (11.7)

FMV adjustment of derivatives, net of tax             0.9                              0.9
                                               ----------                      -----------

    Comprehensive (loss) income                       0.9                            (10.8)

Restricted stock issued, net
    of amortization expense                                            0.2             0.2

Stock options exercised                                                0.6             0.5

Treasury stock purchases                                              (0.3)           (0.3)
                                               ----------         --------     -----------

Balance at September 30, 2002                      $ (0.8)          $ (6.7)         $ 68.7
                                               ==========         ========     ===========


                 see notes to consolidated financial statements

                 HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)

                                  (In Millions)

                                                                                 Nine Months Ended September 30,
                                                                                        2002          2001
                                                                                      -------       -------

Cash Flows From Operating Activities:
    Net (loss) income                                                                 $ (11.7)      $   6.9
    Cumulative effect of a change in accounting principle (net of tax)                   12.8            --
                                                                                      -------       -------
    Net income before cumulative effect of a change in accounting principle               1.1           6.9
    Gain on disposal of capital assets                                                   (0.4)         (0.9)
    Depreciation and amortization                                                         5.3           6.8
    Deferred income taxes                                                                 3.0           3.1
    Unrealized (gain) loss on derivatives, net                                           (0.5)          2.1
    Write-off of unamortized loan fees                                                    0.9            --
    Accrued postretirement benefits                                                       0.1          (0.4)
    Changes in operating assets and liabilities (exclusive of acquisitions):
        Trade accounts receivable                                                       (19.0)        (22.7)
        Inventories                                                                     (24.4)         (8.3)
        Other current assets                                                              2.8           1.2
        Trade accounts payable                                                           24.7          21.8
        Accrued liabilities                                                              (5.2)         (3.8)
        Other                                                                            (0.2)         (1.2)
                                                                                      -------       -------

            Total cash from operating activities                                        (11.8)          4.6
                                                                                      -------       -------

Cash Flows From Investing Activities:
    Capital expenditures                                                                 (6.2)         (2.7)
    Proceeds from disposition of capital assets                                           1.4           0.9
    Cash used for acquisitions                                                             --          (1.2)
                                                                                      -------       -------

            Total cash from investing activities                                         (4.8)         (3.0)
                                                                                      -------       -------

Cash Flows From Financing Activities:
        Repayment of long-term debt                                                      (0.7)         (0.2)
        (Repayment) borrowing of Former Credit Agreement, net                           (69.8)          8.3
        Borrowing on New Credit Facility, net                                            88.3            --
        Debt issuance costs                                                              (1.4)           --
        Proceeds from exercise of stock options                                           0.5            --
        Purchase of treasury stock                                                       (0.3)         (6.7)
                                                                                      -------       -------

            Total cash from financing activities                                         16.6           1.4
                                                                                      -------       -------

Net Increase in Cash and Equivalents                                                       --           3.0

Cash and Equivalents, Beginning of Period                                                 5.6           3.6
                                                                                      -------       -------

Cash and Equivalents, End of Period                                                   $   5.6       $   6.6
                                                                                      =======       =======

Supplemental Disclosure of Cash Flow Information:
        Interest paid                                                                 $   6.2       $   6.9
                                                                                      =======       =======

        Income tax refunds                                                            $  (0.4)      $  (2.6)
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

The consolidated results of operations and resulting cash flows for the interim periods presented are not necessarily indicative of the results that might be expected for the full year. Due to the seasonal nature of Huttig's business, operating profitability is usually lower in the Company's first and fourth quarters than in the second and third quarters.


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

During the first nine months of 2002, approximately $0.5 million was charged against the reserve for inventory losses, $0.6 million for severance, and $0.6 million for facility and other shutdown costs. During the first six months of 2002, the Company completed the closure of three facilities. During the third quarter, management determined not to close two branches which had originally been planned for closure. Consequently, the Company reversed $0.3 million of the restructuring reserve related to these two branches, the components of which are $0.1 million for severance and $0.2 million for facility and other shut-down related costs. As of September 30, 2002 approximately $0.4 million of the restructuring reserve remains, which includes $0.1 million for inventory, $0.1 million for severance and $0.2 million for facility and other shutdown-related costs. The Company expects to finalize the remaining restructuring activities during the fourth quarter of 2002.

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

3. DEBT

Debt consisted of the following at September 30, 2002 and December 31, 2001 (in millions):

                                               September 30,        December 31,
                                                   2002                2001
                                               -------------        ------------

Revolving Credit Agreement                        $ 88.3               $ 69.8
Capital lease obligations                            3.1                  3.8
                                                  ------               ------
        Total debt                                  91.4                 73.6
Less: current portion                                0.9                  0.9
                                                  ------               ------
Long-term debt                                    $ 90.5               $ 72.7
                                                  ======               ======

In August 2002, the Company entered into a new, three-year, $150.0 million Senior Secured Revolving Credit Facility (the "Credit Facility") and repaid all outstanding borrowings under and terminated the Company's former revolving credit facility. The Credit Facility consists of a revolving line of credit ("Revolving Credit") that provides financing of up to $150.0 million, including up to $10.0 million of Letters of Credit, at a floating rate of either (a) LIBOR plus from 200 to 300 basis points or (b) the prime commercial lending rate of the agent (or, if greater, the federal funds rate plus 0.5%) plus from 25 to 125 basis points, in each case depending on the Company's trailing average collateral availability. The Revolving Credit borrowing base shall not exceed the sum of (a) up to 85% of eligible domestic trade receivables and (b) up to the lesser of 65% of the cost of eligible inventory or 85% of the appraised net liquidation value of eligible inventory. The Company has agreed to pay a commitment fee in the range of 0.25% to 0.50% per annum on the average daily unused amount of the Revolving Credit commitment. All of the Company's assets, except real property, collateralize borrowings under the Credit Facility. As of September 30, 2002, the Company had revolving credit borrowings of $88.3 million with $37.5 million of excess credit available under the Credit Facility.

Provisions of the Credit Facility contain various covenants which, among other things, limit the Company's ability to incur indebtedness, incur liens, make certain types of acquisitions, declare or pay dividends or make restricted payments, consolidate, merge or sell assets. They also contain financial covenants tied to the Company's borrowing base. If the borrowing base exceeds the Company's actual outstanding borrowing and pre-established reserve levels by less than $25.0 million, the Company must maintain or meet a 1.25 to 1.0 minimum fixed charge ratio (defined as (a) EBITDA - as defined in the Credit Facility agreement - less capital expenditures less cash taxes plus cash rent expense divided by (b) cash interest expense plus scheduled debt repayments plus cash rent expense). Also, the Company must not permit its revolving availability under the Credit Facility to drop below $10.0 million.

As a result of entering into the Credit Facility, the Company capitalized $1.4 million of debt issuance costs that are being amortized over the life of the facility. In addition, $0.9 million of unamortized costs associated with the previous facility were written off and included as a component of other expense on the statement of operations.

At September 30, 2002, the Company had three interest rate swap agreements which expire in May 2003, with a total notional principal amount of $80.0 million. These swap agreements, in conjunction with the Credit Facility at September 30, 2002, effectively provide for a fixed weighted average rate of 7.15% plus the applicable spread over LIBOR as determined by the amount of collateral availability on $80.0 million of the Company's outstanding revolving credit borrowings. When actual borrowings under the facility are less than the notional amount of the interest rate swaps, the Company incurs an expense equal to the difference between $80.0 million and the actual amount borrowed, multiplied by the difference between the fixed rate on the interest rate swap agreement and the 90-day LIBOR rate.

4. REPURCHASE OF COMMON STOCK

In October 2002, the Company's Board of Directors authorized a new $5.0 million stock repurchase program that expires in October 2003. Under the prior repurchase program, which expired by its terms in August 2002, the Company repurchased approximately 1.1 million shares of common stock for an aggregate purchase price of approximately $6.7 million.


5. DERIVATIVES AND INTEREST RATE RISK MANAGEMENT

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

For the nine months ended September 30, 2002, a total unrealized gain on derivatives of $0.6 million was recorded. This includes $1.0 million of an unrealized gain related to the change in fair value on the two interest rate swaps that do not qualify as hedges for accounting purposes which was partially offset by $0.4 million of expense that was amortized from accumulated other comprehensive loss. The interest rate swap that is designated as a cash flow hedge was determined to be highly effective and substantially all of the change in the fair value was charged to accumulated other comprehensive loss.

There is no impact on cash flow as a result of the accounting treatment required by SFAS No. 133 for the three interest rate swap agreements.


6. COMMITMENTS AND CONTINGENCIES

In March 2002, the Company agreed to settle one of three asbestos-related product liability lawsuits then pending against it and recorded $0.9 million for the settlement and related legal costs.

In May 2002, the Company was dismissed as a defendant from one of its then pending asbestos-related product liability lawsuits. Also in May 2002 and in July 2002, the Company was named as a defendant, individually and, in one of the suits, as successor-in-interest to Rugby Building Products, Inc. and a predecessor company acquired by Rugby Building Products, Inc. in 1994, in two separate asbestos-related product liability lawsuits.

In September 2002, the Company was dismissed from two of the three remaining lawsuits relating to exposure to asbestos contained in products allegedly distributed by Huttig as successor-in-interest to Rugby Building Products, Inc. In November 2002, plaintiffs' counsel in the remaining asbestos-related lawsuit agreed to dismiss the Company from that suit.

In April 2002, the Company filed a lawsuit against The Rugby Group Ltd., the Company's principal stockholder, and Rugby IPD Corp., a subsidiary of The Rugby Group Ltd., alleging that they breached their contractual obligations to indemnify and defend Huttig against asbestos-related liabilities and claims arising out of the business that was acquired by Rugby Building Products, Inc. in 1994. There can be no assurance at this time that Huttig will recover any of its costs related to past or future asbestos-related claims from insurance carriers or from The Rugby Group or that such costs will not have a material adverse effect on Huttig's business or financial condition.

The Company is subject to federal, state and local environmental protection laws and regulations. The Company's management believes the Company is in compliance, or is taking action aimed at assuring compliance, with applicable environmental protection laws and regulations. However, there can be no assurance that future environmental liabilities will not have a material adverse effect on the consolidated financial condition or results of operations. The Company has been identified as a potentially responsible party in connection with the clean up of contamination at a formerly owned property in Montana. The Company is voluntarily remediating this property under the oversight of and in cooperation with the Montana Department of Environmental Quality ("DEQ") and is complying with a 1995 unilateral administrative order of the DEQ to complete a remedial investigation and feasibility study. When the state agency issues its final risk assessment of this property, the Company will conduct a feasibility study to evaluate alternatives for cleanup, including continuation of remediation measures already in place. The DEQ then will select a final remedy, publish a record of decision and negotiate with the Company for an administrative order of consent on the implementation of the final remedy. The Company's management currently believes that this process may take several more years to complete and intends to continue monitoring and remediating the site, evaluating cleanup alternatives and reporting regularly to the DEQ during this interim period. Based on experience to date in remediating this site, management of the Company does not believe that the scope of remediation that the DEQ ultimately determines will have a materially adverse effect on its results of operations or financial condition.

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


7. GOODWILL

The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002. Under SFAS No. 142, goodwill is no longer amortized but is reviewed for impairment annually, or more frequently if certain indicators arise. In addition, the statement requires reassessment of the useful lives of previously recognized intangible assets.

SFAS No. 142 prescribes a two-step process for impairment testing of goodwill. In the second quarter, the Company completed the first step of the transitional impairment test and the results indicated a potential impairment in the Company's reporting unit that sells directly to homebuilders. The second step of the impairment test was performed during the third quarter and, based on discounted cash flow models, the carrying value of the reporting unit that sells directly to homebuilders exceeded its business enterprise value. An after-tax impairment charge of $12.8 million was recorded effective January 1, 2002, as a cumulative effect of a change in accounting principle based on the change in criteria for measuring impairment from an undiscounted to discounted cash flow method.

Changes to goodwill during the nine months ended September 30, 2002, including the pre-tax effect of adopting SFAS No. 142 are as follows (in millions):

         Balance at January 1, 2002, net of accumulated amortization                    $ 34.3
         Pre-tax write-off of goodwill recognized in cumulative effect adjustment         20.7
                                                                                        ------
         Balance at September 30, 2002, net of accumulated amortization                 $ 13.6
                                                                                        ======

With the adoption of SFAS No. 142, the Company ceased amortization of goodwill as of January 1, 2002. The following table presents the pro forma quarterly net income of the Company excluding the effects of goodwill amortization (in millions, except per share amounts):

                                                         Three Months Ended September 30,        Nine Months Ended September 30,
                                                                2002           2001                    2002            2001
                                                              -------        -------                 -------         -------

Net income (loss):
    Net income before cumulative effect
      of a change in accounting principle                     $   3.2        $   2.3                 $   1.1         $   6.9
    Cumulative effect of a change in accounting
      principle (net of tax)                                       --             --                   (12.8)             --
                                                              -------        -------                 -------         -------
    Reported net income (loss)                                    3.2            2.3                   (11.7)            6.9
    Goodwill amortization (net of tax)                             --            0.4                      --             1.1
                                                              -------        -------                 -------         -------
    Adjusted net income (loss)                                $   3.2        $   2.7                 $ (11.7)        $   8.0
                                                              =======        =======                 =======         =======

Basic income (loss) per share:
    Net income before cumulative effect
      of a change in accounting principle                     $  0.16        $  0.11                 $  0.05         $  0.33
    Cumulative effect of a change in accounting
      principle (net of tax)                                       --             --                   (0.64)             --
                                                              -------        -------                 -------         -------
    Reported net income (loss)                                   0.16           0.11                   (0.59)           0.33
    Goodwill amortization (net of tax)                             --           0.02                      --            0.05
                                                              -------        -------                 -------         -------
    Adjusted net income (loss)                                $  0.16        $  0.13                 $ (0.59)        $  0.38
                                                              =======        =======                 =======         =======

Diluted income (loss) per share:
    Net income before cumulative effect
      of a change in accounting principle                     $  0.16        $  0.11                 $  0.05         $  0.33
    Cumulative effect of a change in accounting
      principle (net of tax)                                       --             --                   (0.64)             --
                                                              -------        -------                 -------         -------
    Reported net income (loss)                                   0.16           0.11                   (0.59)           0.33
    Goodwill amortization (net of tax)                             --           0.02                      --            0.05
                                                              -------        -------                 -------         -------
    Adjusted net income (loss)                                $  0.16        $  0.13                 $ (0.59)        $  0.38
                                                              =======        =======                 =======         =======

The following table reflects the components of intangible assets that are being amortized, excluding goodwill (in millions):

                                                 September 30, 2002                     December 31, 2001
                                            ----------------------------          -----------------------------
                                              Gross                                Gross
                                            Carrying        Accumulated           Carrying         Accumulated
                                             Amount         Amortization           Amount          Amortization
                                            --------        ------------          --------         ------------

Amortizable intangible assets:
      Non-compete agreements                 $  3.5             $  3.1             $  3.5             $  2.8
      Trademarks                                1.4                0.4                1.4                0.4
                                             ------             ------             ------             ------
      Total                                  $  4.9             $  3.5             $  4.9             $  3.2
                                             ======             ======             ======             ======

Amortization expense on intangible assets was $0.3 million and $0.4 million for the nine months ended September 30, 2002 and 2001, respectively. The following table sets forth the estimated amortization expense on intangible assets for the years ending December 31, (in millions):

2002                  $ 0.5
2003                    0.3
2004                    0.1
2005                    0.1
2006                    0.1
Thereafter              0.6

8. NEW ACCOUNTING PRONOUNCEMENTS

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. This statement establishes a single accounting model for the impairment or disposal of long-lived assets and broadens the presentation of discontinued operations. The Company adopted this statement effective January 1, 2002, and the adoption did not have a material impact on its consolidated financial statements.

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement rescinds, updates, clarifies and simplifies existing accounting pronouncements. Among other things, the statement rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Under SFAS No. 145, the criteria in Accounting Principles Board (APB) No. 30 will now be used to classify those gains and losses. The Company has adopted SFAS No. 145, and therefore separately recorded the write-off of unamortized loan fees associated with its previous credit facility as a component of other income (expense) in the third quarter.

In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. Adoption of this statement is required for exit or disposal activities initiated after December 31, 2002. Previously issued financials statements will not be restated. This Statement will impact the timing of exit or disposal activities reported by the Company after adoption.


9. NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of net income (loss) per basic and diluted share (net income (loss) amounts in millions, share amounts in thousands, per share amounts in dollars):

                                                              Three Months Ended September 30,     Nine Months Ended September 30,
                                                                   2002             2001               2002               2001
                                                                ----------       ----------         ----------         ----------

Net income (loss) (numerator)                                   $      3.2       $      2.3         $    (11.7)        $      6.9

Weighted average number of basic shares outstanding
    (denominator)                                                   19,741           20,394             19,719             20,566
                                                                ----------       ----------         ----------         ----------

Net income (loss) per basic share                               $     0.16       $     0.11         $    (0.59)        $     0.33
                                                                ==========       ==========         ==========         ==========

Weighted average number of basic shares outstanding                 19,741           20,394             19,719             20,566

Common stock equivalents for diluted common shares
    outstanding                                                         --              174                104                 73
                                                                ----------       ----------         ----------         ----------
Weighted average number of diluted shares outstanding
    (denominator)                                                   19,741           20,568             19,823             20,639
                                                                ----------       ----------         ----------         ----------

Net income (loss) per diluted share                             $     0.16       $     0.11         $    (0.59)        $     0.33
                                                                ==========       ==========         ==========         ==========

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Huttig Building Products, Inc. is one of the largest domestic distributors of building materials that are used principally in new residential construction and in home improvement, remodeling and repair work. We distribute our products through 56 distribution centers serving 46 states, principally to building materials dealers, who, in turn, supply the end-user, directly to professional builders and large contractors, home centers, national buying groups and industrial and manufactured housing builders. Our American Pine Products manufacturing facility, located in Prineville, Oregon, produces softwood mouldings. Approximately 35% of American Pine's sales were to Huttig's distribution centers in the nine months ended September 30, 2002.

The following table sets forth our sales, by product classification as a percentage of total sales, for the three and nine months ended September 30, 2002 and 2001:

                                                 Three Months Ended September 30,               Nine Months Ended September 30,
                                                     2002                 2001                    2002                  2001
                                                    ------               ------                  ------                ------

Doors                                                   36%                  33%                     36%                   35%
Millwork(1)                                             18%                  20%                     19%                   20%
Wood Products(2)                                        18%                  20%                     19%                   19%
Weatherization and Metal Products(3)                    18%                  18%                     16%                   17%
General Building Products(4)                            10%                   9%                     10%                    9%
                                                    ------               ------                  ------                ------
    Total Net Product Sales                            100%                 100%                    100%                  100%

         (1)  Millwork includes windows, mouldings, frames and stair products.
         (2)  Wood products include panels, lumber and engineered wood products.
         (3) Weatherization and metal products include roofing, connectors and fasteners, siding, housewrap and insulation.
         (4) General building products include decking, drywall and other miscellaneous building products.

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

CRITICAL ACCOUNTING POLICIES

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions. Management bases these estimates and assumptions on historical results and known trends as well as our forecasts as to how these might change in the future. Actual results could differ from these estimates and assumptions. In addition to items discussed in our Annual Report on Form 10-K in
Part II, Item 7 - "Critical Accounting Policies", we believe that of our significant accounting policies, the following accounting policy may involve a higher degree of judgment and complexity.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2001

Net sales for the three months ended September 30, 2002 were $234.0 million, an 8.8% decrease from the third quarter of 2001 when sales were $256.7 million. Excluding $6.2 million of sales attributable to branches that were closed, same branch net sales decreased 6.6%, or $16.5 million, over the same period from the prior year. Of this decrease, approximately $15.1 million represents volume decreases and $1.4 million is attributable to deflation in the commodity wood market as lumber prices declined in the third quarter of 2002 compared to the third quarter of 2001. Approximately $7.9 million of the volume decrease is attributable to the impact of a new competitor in the Kansas City, Missouri area. We expect this new competitor in our Kansas City markets to have a continuing impact on sales for the reasonably foreseeable future. Approximately $4.0 million of the volume decrease is attributable to lower housewrap sales resulting from the termination of our distribution of Tyvek(R) and our transition to Typar(R), a competing housewrap product. As we continue to transition to this new product, we may continue to realize lower sales of housewrap on a comparative, year-over-year basis. Also, international sales decreased $1.5 million compared to the third quarter of 2001 due to the weak economy in the Far East. Other factors that contributed to the decrease in third quarter sales include a continuing weak economy and poor manufactured housing market in the Northwest. The overall net sales volume decrease was offset by having one additional shipping day in 2002 versus 2001, resulting in an increase of approximately $3.7 million. The aforementioned factors contributing to the overall volume decrease include the impact of the additional shipping day.

Gross profit decreased $5.6 million to $46.5 million in the third quarter of 2002 from $52.1 million in the same period of 2001. The change in gross profit attributable to branches that were closed was $1.2 million. Same branch gross profit as a percentage of net sales was 19.9% versus 20.3% for the quarters ended September 30, 2002 and 2001, respectively. The decrease in gross profit percentage resulted from a shift in regional product mix, pricing pressures in certain regions due to soft market conditions and increased competition in the Kansas City area. We currently expect the impact of slower economic activity to continue at least into the reasonably foreseeable future.

Operating expenses were $37.1 million in the third quarter of 2002 compared to $43.1 million in the third quarter of 2001. The $6.0 million decrease includes $1.6 million of cost reductions from closed branches. The remaining decrease resulted from a $2.3 million decrease in compensation and contract labor costs at ongoing facilities due to lower headcount than the prior year, a $1.2 million decrease in supplies and other non-personnel expenses from expense reduction initiatives, a decrease in the bad debt expense of $0.6 million, and $0.4 million of costs incurred in 2001 for system implementations. The decrease was partially offset by an increase in our vehicle liability insurance reserves of $0.3 million.

We reversed $0.3 million of restructuring charges in the third quarter of 2002 for branches originally planned to be closed that will now remain open. See "Restructuring Activities", below, for further discussion.

Depreciation and amortization was $1.5 million in the third quarter of 2002, which is $0.4 million lower than the same period in the prior year. The decrease is primarily due to goodwill no longer being amortized, in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. For the three months ended September 30, 2001, we amortized $0.6 million of goodwill.

There were no gains on disposal of assets for the quarter ended September 30, 2002. In the third quarter of 2001, gains on disposal of assets were $0.4 million for the sale of previously closed facilities.

Net interest expense was $2.4 million in both the third quarter of 2002 and 2001. Our average outstanding total debt decreased $2.8 million compared to the same period of the prior year, which was offset by a slightly higher effective interest rate on our outstanding debt.

During the third quarter of 2002, we recorded a charge of $0.9 million to write off the remaining unamortized loan fees related to our previous credit facility, which we replaced in August 2002.

Unrealized gain on derivatives of $0.3 million was recorded in the third quarter of 2002 as compared to an unrealized loss of $1.3 million in the third quarter of 2001. The net gain in 2002 related to a $0.3 million gain in the fair value on two interest rate swaps that do not qualify as hedges for accounting purposes. See Item 3, "Quantitative and Qualitative Disclosures About Market Risk."

As a result of the foregoing factors, pretax income increased $1.4 million to $5.2 million for the three months ended September 30, 2002 as compared to pretax income of $3.8 million for the same period in 2001.

Income taxes were provided at an effective rate of 38% for the quarters ended September 30, 2002 and 2001.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2001

Net sales for the nine months ended September 30, 2002 were $670.3 million, a 7.4% decrease from the first nine months of 2001 when sales were $723.5 million. Excluding $20.4 million of sales attributable to branches that were closed, same branch net sales decreased 4.7% or $32.8 million over the same period from the prior year. Of this decrease, $31.0 million represents volume decreases and $1.8 million is attributable to deflation in the commodity wood market. Approximately $15.9 million of the volume decrease is attributable to the impact of the new competitor in the Kansas City, Missouri area. Approximately $7.8 million is attributable to lower housewrap sales resulting from our transition to a new product. Also, international sales decreased $3.1 million compared to the third quarter of 2001 due to the weak economy in the Far East. Other contributing factors include a continuing weak economy and poor manufactured housing market in the Northwest.

Gross profit decreased $20.6 million to $129.5 million in the first nine months of 2002 from $150.1 million in the same period from 2001. The change in gross profit attributable to branches that were closed was $4.5 million. Same branch gross profit as a percentage of net sales was 19.2% versus 20.7% for the nine months ended September 30, 2002 and 2001, respectively. The decrease in gross profit percentage resulted from a shift in regional product mix, pricing pressures in certain regions due to soft market conditions and increased competition in the Kansas City area.

Operating expenses were $116.8 million in the first nine months of 2002 compared to $124.5 million in the first nine months of 2001. The decrease represents $5.5 million of cost reductions from closed branches. The remaining decrease is primarily attributable to a $1.7 million decrease in supplies and maintenance costs at ongoing facilities and $1.4 million of lower labor related costs resulting from lower headcount than the prior year. Additionally, we incurred $0.7 million of lower system implementation costs in 2002 as compared to 2001. These decreases were partially offset by an increase of $0.9 million primarily from an increase in our vehicle liability insurance reserve and expenses of $0.9 million for costs relating to the settlement and legal expenses of an asbestos-related product liability lawsuit.

We reversed $0.3 million or restructuring charges in the third quarter of 2002 for branches originally planned to be closed that will now remain open. See "Restructuring Activities" for further discussion.

Depreciation and amortization was $4.3 million in the first nine months of 2002, which is $1.5 million lower than the same period in the prior year. The decrease is due primarily to goodwill no longer being amortized, in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. For the nine months ended September 30, 2001, we amortized $1.8 million of goodwill.

Gains on disposal of assets were $0.4 million for the nine months ended September 30, 2002, for the sale of previously closed facilities. During the first nine months ended September 30, 2001, gains on disposal of assets were $0.9 million for the sale of previously closed facilities.

Net interest expense decreased to $7.1 million in the first nine months of 2002 from $7.5 million in the same period of 2001. Our average outstanding total debt decreased $9.0 million compared to the same period of the prior year, reducing our interest expense.

The nine months ended September 30, 2002, includes a charge of $0.9 million recorded in the third quarter to write off the remaining unamortized loan fees related to our previous credit facility.

Unrealized gain on derivatives of $0.6 million was recorded in the first nine months of 2002 versus a $2.1 million loss a year ago. The gain related to a $1.0 million change in the fair value on two interest rate swaps that do not qualify as hedges for accounting purposes that was partially offset by $0.4 million of expense amortized from accumulated other comprehensive loss established upon the adoption of SFAS No. 133 in 2001. See Item 3, "Quantitative and Qualitative Disclosures About Market Risk."

As a result of the foregoing factors, pretax income before cumulative effect of a change in accounting principle decreased $9.4 million to $1.7 million for the nine months ended September 30, 2002 as compared to pretax income of $11.1 million for the same period in 2001.

Cumulative effect of a change in accounting principle was $12.8 million for the nine months ended September 30, 2002. See "New Accounting Pronouncements", below, for further discussion.

Income taxes were provided at an effective rate of 38% for the nine months ended September 30, 2002 and 2001.

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

We measure our working capital as the sum of net trade accounts receivable, net FIFO inventories and trade accounts payable. At September 30, 2002 and 2001, and December 31, 2001, our working capital was as follows:

                                                                           September 30,
                                                                  -------------------------------        December 31,
                                                                    2002                    2001             2001
                                                                  -------                 -------        ------------

Trade accounts receivable, net                                    $  93.0                 $  99.1           $  74.0
FIFO inventories, net                                               102.0                    91.4              78.0
Trade accounts payable                                              (89.2)                  (81.1)            (64.5)
                                                                  -------                 -------           -------
Working capital, net                                                105.8                   109.4              87.5

Working capital as a % of annualized quarterly net sales             11.3%                   10.7%              9.9%
Days Sales Outstanding                                               37.7                    38.9              36.4
Average inventory turns                                               6.4                     6.9               6.9

In the first nine months of 2002, changes in operating assets and liabilities used $21.3 million in cash from operating activities due primarily to increases in trade accounts receivable and inventories, offset by increases in trade accounts payable. Changes in operating assets and liabilities in the first nine months of 2001 used $13.0 million in cash from operating activities from increases in the same accounts. The increase in inventory for the nine month period ended September 30, 2002 over the same period in 2001 is due primarily to support an anticipated increase in customer demand for doors in the fourth quarter.

Cash used in investing activities for the first nine months of 2002 reflects $4.7 million of capital expenditures for normal operating activities and $1.5 million for a warehouse logistics system implementation at selected branches. These expenditures were offset by $1.4 million of proceeds on disposals of assets from previously closed facilities. In 2001, we spent $2.7 million on capital expenditures along with $1.2 million to purchase assets from Monarch Manufacturing, Inc. in Baltimore, Maryland and Hope Lumber and Supply Corporation in Kansas City, Missouri. These expenditures were offset by $0.9 million of proceeds on disposals of assets during the first nine months of 2001.

Cash provided from financing activities for both 2002 and 2001 primarily reflect the $18.5 million and $8.3 million in net borrowings, respectively, under our former and current revolving credit facilities.

In August 2002, we entered into a new, three-year, $150.0 million senior secured revolving credit facility, from which we repaid outstanding borrowings under and terminated our former revolving credit facility. The credit facility consists of a revolving line of credit that provides financing of up to $150.0 million, including up to $10.0 million of letters of credit, at a floating rate of either

         (a)   LIBOR plus from 200 to 300 basis points or

         (b) the prime commercial lending rate of the agent (or, if greater, the federal funds rate plus 0.5%) plus from 25 to 125 basis points,

in each case depending on our trailing average collateral availability. The revolving credit borrowing base shall not exceed the sum of (a) up to 85% of eligible domestic trade receivables and (b) up to the lesser of 65% of the cost of eligible inventory or 85% of the appraised net liquidation value of eligible inventory. We have agreed to pay a commitment fee in the range of 0.25% to 0.50% per annum on the average daily unused amount of the revolving credit commitment. Huttig and its domestic subsidiaries are co-borrowers under this facility, and all of the borrowers' assets, except real property, collateralize borrowings under the credit facility.

The new credit facility agreement contains various covenants which, among other things, limit our ability to incur indebtedness, incur liens, make certain types of acquisitions, declare or pay dividends or make restricted payments, consolidate, merge or sell assets. It also contains financial covenants tied to our borrowing base. If the borrowing base exceeds our actual outstanding borrowing and pre-established reserve levels by less than $25.0 million, we must maintain or meet a 1.25 to 1.0 minimum fixed charge ratio. As defined in the agreement, the ratio is determined for a rolling 12-month period by dividing EBITDA plus cash rent expense, less non-facility-financed capital expenditures and cash taxes, by cash interest expense plus scheduled debt repayments plus cash rent expense for such period. As defined in the credit agreement, EBITDA means the sum of

         (a)   net income,

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

As of September 30, 2002, the Company had revolving credit borrowings of $88.3 million with $37.5 million of excess credit available under the new credit facility.

At September 30, 2002, we had three interest rate swap agreements, which expire in May 2003, having a total notional amount of principal of $80.0 million outstanding. These swap agreements, in combination with the new revolving credit facility, effectively provide for a fixed weighted average rate of 7.15% plus the applicable spread over LIBOR as determined by the amount of collateral availability on $80.0 million of our outstanding revolving credit borrowings. When actual borrowings under the facility are less than the notional amount of the interest rate swaps, we incur an expense equal to the difference between $80.0 million and the actual amount borrowed, times the difference between the fixed rate on the interest rate swap agreement and the 90-day LIBOR rate.

We believe that cash generated from our operations and funds available under our new credit facility will provide sufficient funds to meet our currently anticipated short-term and long-term liquidity and capital expenditure requirements.

STOCK REPURCHASE PROGRAM

In October 2002, our board of directors authorized a new $5.0 million stock repurchase program that expires in October 2003. Under our prior repurchase program, which expired by its terms in August 2002, we repurchased approximately
1.1 million shares of our common stock for an aggregate purchase price of approximately $6.7 million.

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

During the first nine months of 2002, approximately $0.5 million was charged against the reserve for inventory losses, $0.6 million for severance, and $0.6 million for facility and other shutdown costs. During the first six months of 2002, we completed the closure of three facilities. During the third quarter, management determined not to close two branches which had originally been planned for closure. Consequently, we reversed $0.3 million of the restructuring reserve related to these two branches, the components of which are $0.1 million for severance and $0.2 million for facility and other shut-down related costs. As of September 30, 2002 approximately $0.4 million of the restructuring reserve remains, which includes $0.1 million for inventory, $0.1 million for severance and $0.2 million for facility and other shutdown-related costs. We expect to finalize the remaining restructuring activities during the fourth quarter of 2002.

During the fourth quarter of 2000, we recorded $2.1 million as a restructuring charge related to the termination of our distribution agreement with Andersen Windows and Doors, of which $0.8 million was included in cost of sales. The charge related to inventory impairment and downsizing of branch operations that previously distributed Andersen products. Approximately $1.0 million was charged against this reserve during the fourth quarter of 2000, leaving a balance of $1.1 million at December 31, 2000. The remaining balance was fully utilized during 2001.

NEW ACCOUNTING PRONOUNCEMENTS

We adopted SFAS No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002. Under SFAS No. 142, goodwill is no longer amortized but is reviewed for impairment annually, or more frequently if certain indicators arise. In addition, the statement requires reassessment of the useful lives of previously recognized intangible assets.

SFAS No. 142 prescribes a two-step process for impairment testing of goodwill. We completed the first step of the transitional impairment test and the results indicated a potential impairment in our reporting unit that sells directly to homebuilders. The second step of the impairment test was performed and based on discounted cash flow models, the carrying value of the reporting unit that sells directly to homebuilders exceeded its business enterprise value. An after tax impairment charge of $12.8 million was recorded effective January 1, 2002 as a cumulative effect of a change in accounting principle based on the change in criteria for measuring impairment from an undiscounted to discounted cash flow method. Goodwill amortization for the nine months ended September 30, 2001 was $1.8 million.

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. This statement establishes a single accounting model for the impairment or disposal of long-lived assets and broadens the presentation of discontinued operations. We adopted this statement effective January 1, 2002, and the adoption did not have a material impact on our consolidated financial statements.

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement rescinds, updates, clarifies and simplifies existing accounting pronouncements. Among other things, the statement rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Under SFAS No. 145, the criteria in Accounting Principles Board (APB) No. 30 will now be used to classify those gains and losses. We adopted SFAS No. 145, and therefore separately recorded the write-off of unamortized loan fees associated with our previous credit facility as a component of other income (expense) in the third quarter.

In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. Adoption of this Statement is required for exit or disposal activities initiated after December 31, 2002. Previously issued financial statements will not be restated. This Statement will impact the timing of exit or disposal activities reported by us after adoption.

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

Our first quarter revenues and, to a lesser extent, our fourth quarter revenues are typically adversely affected by winter construction cycles and weather patterns in colder climates as the level of activity in the new construction and home improvement markets decreases. Because much of our overhead and expense remains relatively fixed throughout the year, our operating profits also tend to be lower during the first and fourth quarters.

ENVIRONMENTAL REGULATION

We are subject to federal, state and local environmental protection laws and regulations. We can give no assurance that future environmental liabilities will not have a material adverse effect on our financial condition or results of operations. We have been identified as a potentially responsible party in connection with the clean up of contamination at a formerly owned property in Montana. We are voluntarily remediating this property under the oversight of and in cooperation with the Montana Department of Environmental Quality ("DEQ"), and are complying with a 1995 unilateral administrative order of the DEQ to complete a remedial investigation and feasibility study. When the state agency issues its final risk assessment of this property, we will conduct a feasibility study to evaluate alternatives for cleanup, including continuation of our remediation measures already in place. The DEQ then will select a final remedy, publish a record of decision and negotiate with us for an administrative order of consent on the implementation of the final remedy. We currently believe that this process may take several more years to complete and intend to continue monitoring and remediating the site, evaluating cleanup alternatives and reporting regularly to the DEQ during this interim period. Based on our experience to date in remediating this site, we do not believe that the scope of remediation that the DEQ ultimately determines will have a material adverse effect on our results of operations or financial condition. Until the DEQ selects a final remedy, however, we can give no assurance as to the scope or cost to us of the final remediation order.

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

CAUTIONARY STATEMENT

Certain statements in this Form 10-Q contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements regarding:

         o     our business strategy;

         o the effect of known contingencies, including risks relating to pending environmental and legal proceedings, on our financial condition, cash flow and results of operations;

         o the future impact of the new competitor in our Kansas City markets, our transition to a new housewrap product and slower economic activity on our results of operations;

         o     our liquidity; and

         o     cyclical and seasonal trends.

These statements present management's expectations, beliefs, plans and objectives regarding our future business and financial performance. These forward-looking statements are based on current projections, estimates, assumptions and judgments, and involve known and unknown risks and uncertainties. There are a number of factors that could cause our actual results to differ materially from those expressed or implied in the forward-looking statements. These factors include, but are not limited to, the following:

         o the strength of the national and local new residential construction and home improvement and remodeling markets, which in turn depend on factors such as

               --    interest rates,

               --    employment levels,

               --    availability of credit,

               --    prices of commodity wood products,

               --    consumer confidence and

               --    weather conditions,

         o     the level of competition in our industry,

         o     our relationships with suppliers of the products we distribute,

         o     costs of complying with environmental laws and regulations,

         o     our exposure to product liability claims,

         o     the loss of key employees, and

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

ITEM 3 -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have exposure to market risk as it relates to effects of changes in interest rates. We had debt outstanding at September 30, 2002 under our New Credit Facility of $88.3 million. Also at September 30, 2002, we had three interest rate swap agreements, which expire in May 2003, having a total notional principal amount of $80.0 million. These swap agreements in combination with the New Credit Facility, effectively provides for a fixed weighted average rate of 7.15% plus the applicable spread over LIBOR as determined by the amount of collateral availability (See Item 2 - "Liquidity and Capital Resources") on $80.0 million of our outstanding revolving credit borrowings. When actual borrowings under the credit facility are less than the notional amount of the interest rate swaps, we incur an expense equal to the difference between $80.0 million and the actual amount borrowed, times the difference between the fixed rate on the interest rate swap agreement and the 90-day LIBOR rate.

We have three interest rate swap agreements, which expire in May 2003, that provide for fixed interest rates on $80.0 million of our outstanding borrowings. Under the accounting treatment prescribed by SFAS No. 133, our liabilities include the fair value of these swaps of $2.6 million and shareholders' equity includes $0.8 million, net of tax, which is recorded as accumulated other comprehensive loss. Included in income for the nine months ended September 30, 2002, after profit from operations, is $0.6 million of an unrealized gain related to the portion of our swap agreements, which do not qualify for hedge accounting treatment according to the SFAS No. 133 criteria. This unrealized gain resulted in an increase to earnings per share of $0.02 in the nine month period ending September 30, 2002. There is no impact on cash flow as a result of the accounting treatment required by SFAS No. 133.

Effective January 1, 2002, we entered into a price swap agreement, which expires in December 2002, to purchase specified levels of heating oil on a monthly basis at a fixed price, in an effort to hedge the cost of our diesel fuel consumption for our delivery fleet. We have accounted for this contract as a cash flow hedge in accordance with SFAS No. 133 and there was no material impact to our consolidated financial statements during the first nine months of 2002.

We are subject to periodic fluctuations in the price of wood commodities. Profitability is influenced by these changes as prices change between the time we buy and sell the wood. In addition, to the extent changes in interest rates affect the housing and remodeling market, we would be affected by such changes.

ITEM 4 -- CONTROLS AND PROCEDURES

Within the 90 days prior to the date of filing this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our Disclosure Committee and our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to Huttig (including its consolidated subsidiaries) required to be included in our periodic SEC filings. Subsequent to the date of that evaluation, there have been no significant changes in our internal controls or in other factors that could significantly affect internal controls, nor were any corrective actions required with regard to significant deficiencies or material weaknesses.

                          PART II -- OTHER INFORMATION

ITEM 1 -- LEGAL PROCEEDINGS

Reference is made to Part I, Item 3, in our Annual Report on Form 10-K for the year ended December 31, 2001 and Part II, Item 1 of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2002 and June 30, 2002 for a description of the following and other legal proceedings.

In September 2002, we were dismissed from two of three previously reported, then pending lawsuits relating to exposure to asbestos contained in products allegedly distributed by Huttig as successor-in-interest to Rugby Building Products, Inc. In November 2002, plaintiffs' counsel in our remaining asbestos-related lawsuit agreed to dismiss us from that suit.

We continue to pursue our previously reported lawsuit against The Rugby Group Limited, our principal stockholder, and Rugby IPD Corp., its wholly owned subsidiary. In our lawsuit, we seek to recover sums we have spent to defend and, with respect to one lawsuit, settle our asbestos lawsuits, as well as a declaratory judgment that Rugby Group and Rugby IPD indemnify and defend us for these lawsuits and any similarly situated claims that may be asserted against us in the future. Rugby Group has denied any obligation to defend or indemnify us for any of these cases. There can be no assurance at this time that we will recover any costs relating to these past or potential future claims from insurance carriers or from Rugby Group or Rugby IPD, or that such costs will not have a material adverse effect on our business or financial condition.

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

EXHIBIT NUMBER               DESCRIPTION

3.1 Restated Certificate of Incorporation of the company. (Incorporated by reference to Exhibit 3.1 to the Form 10 filed with the Commission on September 21, 1999.)

3.2 Bylaws of the company as amended as of July 22, 2002 (Incorporated by reference to Exhibit 3.2 to the Form 10-Q filed with the Commission on August 14, 2002).

99.1 Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.


(b) Reports on Form 8-K

    None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                HUTTIG BUILDING PRODUCTS, INC.


Date:  November 13, 2002        /s/ Barry J. Kulpa
                                -----------------------------------------------
                                Barry J. Kulpa
                                President, Chief Executive Officer
                                And Director (Principal Executive Officer)


Date:  November 13, 2002        /s/ Thomas S. McHugh
                                -----------------------------------------------
                                Thomas S. McHugh
                                Chief Financial Officer and Treasurer
                                (Principal Financial and Accounting Officer)




                 HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES
     CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Barry J. Kulpa, President and Chief Executive Officer of Huttig Building Products, Inc., certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Huttig Building Products, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 13,  2002                /s/ Barry J. Kulpa
                                       -----------------------------------------
                                         Barry J. Kulpa
                                         President and Chief Executive Officer



                 HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES
     CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Thomas S. McHugh, Vice President - Finance and Chief Financial Officer of Huttig Building Products, Inc., certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Huttig Building Products, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 13, 2002           /s/ Thomas S. McHugh
                                -----------------------------------------------
                                   Thomas S. McHugh
                                   Vice President - Finance and Chief Financial
                                   Officer

                                  EXHIBIT INDEX


EXHIBIT NUMBER               DESCRIPTION
--------------               -----------

3.1                          Restated Certificate of Incorporation of the company.  (Incorporated by reference to Exhibit
                             3.1 to the Form 10 filed with the Commission on September 21, 1999.)

3.2                          Bylaws of the company as amended as of July 22, 2002 (Incorporated by reference to Exhibit 3.2 to the Form 10-Q filed with the Commission on August 14, 2002).

99.1                         Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by
                             Section 906 of the Sarbanes-Oxley Act of 2002.

99.2                         Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by
                             Section 906 of the Sarbanes-Oxley Act of 2002.