Form 10-K
period 2002-12-31
HUTTIG BUILDING PRODUCTS INC
filed 2003-03-19
CIK 1093082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 1-14982

HUTTIG BUILDING PRODUCTS, INC.

(Exact name of registrant as specified in its charter)

Delaware	43-0334550
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

555 Maryville University Drive

Suite 240

St. Louis, Missouri 63141

(Address of principal executive offices, including zip code)

(314) 216-2600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

(Title of each class)	(Name of each exchange on which registered)
Common Stock, par value $.01 per share	New York Stock Exchange
Preferred Share Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of the last business day of the quarter ended June 30, 2002 was approximately $70,758,471.

The number of shares of Common Stock outstanding on February 28, 2003 was 19,673,193 shares.

Documents incorporated by reference:

Portions of the Definitive Proxy Statement for the 2003 Annual Meeting of Shareholders—Part III

PART I

ITEM 1—BUSINESS

General

Huttig Building Products, Inc., a Delaware corporation originally incorporated in 1913, is one of the largest domestic distributors of building materials used principally in new residential construction and in home improvement, remodeling and repair work. We distribute our products through 56 distribution centers serving 46 states. Our wholesale distribution centers sell principally to building materials dealers, national buying groups and home centers, who, in turn, supply the end-user. Our Builder Resource locations sell directly to professional builders and contractors. We produce softwood mouldings at our American Pine Products manufacturing facility in Prineville, Oregon.

In this Annual Report on Form 10-K, when we refer to “Huttig,” the “Company” or “we,” we mean Huttig Building Products, Inc. and its subsidiaries and predecessors unless the context indicates otherwise.

Industry Characteristics and Trends

The home building materials distribution industry is characterized by its substantial size and dependence on the cyclical and seasonal home building industry, its highly fragmented ownership structure and an increasingly competitive environment.

Residential construction activity is closely linked to a variety of factors directly affected by general economic conditions, including job and household formation, immigration patterns, interest rates, housing prices, availability of mortgage financing, regional demographics and consumer confidence. We monitor new housing starts on a national and regional basis as an important indicator of our potential future sales volume.

New housing starts in the United States totaled approximately 1.7 million in 2002 versus 1.6 million in 2001, including 1.5 million single family residences in 2002 versus 1.3 million in 2001, based on data from the U.S. Census Bureau. Approximately 60% of single family new construction in 2002 occurred in markets that we serve. According to the U.S. Census Bureau, total spending on new residential construction in 2002 was $274 billion. We estimate that aggregate expenditures for residential repair and remodeling were an additional $168 billion and believe that sales of doors, windows and other millwork accounted for approximately $17 billion in 2002.

Prior to the 1970s, building materials were sold in both rural and metropolitan markets largely by local dealers, such as lumberyards and hardware stores. These dealers, who generally purchased their products from wholesale distributors, sold building products directly to homeowners, contractors and homebuilders. In the late 1970s and 1980s, in response, The Home Depot and Lowe’s began to alter this distribution channel, particularly in metropolitan markets. They began displacing local dealers by marketing a broad range of competitively priced building materials to the homeowner and small home improvement contractor. At the same time, some building materials manufacturers, such as Georgia Pacific and Weyerhauser, began selling their products directly to home center chains and to local dealers as well. In response, most wholesale distributors have been diversifying their businesses by seeking to sell directly to large contractors and homebuilders in selected markets and by providing home centers with fill-in and specialty products. Also, as large homebuilding companies seek to streamline the new residential construction process, building materials distributors have increasing opportunities to provide higher margin turnkey products and services.

The increasingly competitive environment faced by dealers also has prompted a trend toward industry consolidation and formation of buying groups to leverage their purchasing power, which we believe offers significant opportunities to a company like Huttig. Many distributors in the building materials industry are small, privately-held companies that generally lack the purchasing power of a larger entity and may also lack the broad lines of products and sophisticated inventory management and control systems typically needed to operate a multi-branch distribution network. These characteristics are also driving the consolidation trend in favor of companies like us that operate nationally and have significant infrastructure in place to accommodate the needs of customers across geographic regions. Despite the decrease in total sales in 2002 compared to 2001, we increased sales to major and national accounts in 2002 by over 10%, with sales to our top 10 customers increasing by 7%.

Products

Each of our distribution centers carries a variety of products that vary by location. Our principal products are:

•	doors, including exterior and interior doors and pre-hung door units;

•	millwork, including windows, mouldings, frames, stair products and columns;

•	wood products, such as lumber, panels and engineered wood products;

•	weatherization and metal products, including roofing, siding, insulation, flashing, housewrap, connectors and fasteners; and

•	general building products, such as decking, drywall, kitchen and other miscellaneous building products.

The following table sets forth information regarding the percentage of our net sales represented by our principal product categories sold during each of the last three fiscal years. While the table below generally indicates the mix of our sales by product category, changes in the prices of commodity wood products and in unit volumes sold typically change our product mix on a year-to-year basis.

	2002	2001	2000
Doors	37%	35%	34%
Millwork	19%	18%	27%
Wood Products	19%	19%	17%
Weatherization and Metal Products	16%	19%	14%
General Building Products	9%	9%	8%

Doors—Net sales of doors totaled $316.8 million in 2002 versus $333.8 million and $364.1 million in 2001 and 2000, respectively. We sell wood, steel and composite doors from various branded manufacturers such as Therma-Tru® and Masonite International®, as well as provide value-priced unbranded products. The pre-hanging of an interior or exterior door within its frame is a value-added service that we provide, allowing an installer to quickly place the unit in a house opening. We also assemble many exterior doors with added sidelites and transoms.

Millwork—Net sales of millwork were $168.1 million in 2002 versus $167.2 million and $287.2 million in 2001 and 2000, respectively. Included in this category are windows, mouldings, frames, stair products and columns. In October 2000, Andersen® Windows terminated our distribution agreement. Andersen® windows sales accounted for $63.8 million in 2000. As a result of the termination of the distribution agreement, sales of windows declined to 6% of our total sales in both 2002 and 2001, compared with 12% in 2000. Mouldings, which made up 7% of our sales in each of the last three years, are a necessary complementary product line to doors and windows as part of a house’s millwork package. Profitability of these highly competitive, commodity-priced products depends upon efficient plan operations, rapid inventory turnover and quick reaction to changing market conditions.

Wood Products—Net sales of wood products were $164.5 million in 2002 versus $183.6 million and $182.4 million in 2001 and 2000, respectively. Growth of wood products as a percentage of sales from 2000 to 2002 has resulted primarily from additional value-added services and the sale of higher priced products. We provide builders with the capability to purchase a house’s framing and package of wood products from one source and have each component delivered when needed. Other wood products include panels and engineered wood products.

Weatherization and Metal Products—Net sales of weatherization and metal products were $141.5 million in 2002 versus $174.5 million and $152.3 million in 2001 and 2000, respectively. Included in this category are products differentiated through branding or value-added characteristics. Branded products include Typar® housewrap, Simpson Strong-Tie® connectors and Owens Corning roofing and insulation. During 2002, we transitioned to Typar® housewrap, after our distributorship of Tyvek®, our former housewrap product, was terminated. As a result of transitioning to a new supplier in our former Tyvek® markets, housewrap sales in the west declined approximately $10.7 million in 2002 compared to 2001.

General Building Products—Net sales of general building products amounted to $80.3 million in 2002 versus $86.0 million and $86.9 million in 2001 and 2000, respectively. Included in this category are decking, drywall, kitchen and other miscellaneous products.

Customers

During 2002, we served over 9,000 customers, and no single customer accounted for more than 7% of our sales. Building materials dealers represent our single largest customer group. Despite the advent of the home center chains, the trend toward consolidation of dealers and increased direct participation in wholesale distribution by some building materials manufacturers, we believe that the wholesale distribution business continues to provide sales growth opportunities. In addition, some manufacturers may seek to outsource the marketing function for their products, a role that we, as a large, national distributor, are well positioned to fill. Opportunities also exist for large distributors, like Huttig, that can perform increasing amounts of services such as pre-hanging doors, which we believe may enable us to enhance the value-added component of our business. We are also targeting home centers for sales of fill-in and specialty products.

The percentages of our revenues attributable to various categories of customers in each of the past three years are as follows:

	2002	2001	2000
Dealers	73%	68%	66%
Home Centers and Buying Groups	13%	13%	12%
Builders and Contractors	10%	12%	13%
Industrial and Manufactured Housing	4%	7%	9%

Sales and Marketing

During 2001 and 2002, we transitioned from an organization managed in four geographic regions, each with their own sales and operations responsibilities, to a functionally designed management structure based on separate sales and operations organizations. Our sales organization consists of outside field sales personnel who serve customers on-site and who report directly to Field Sales Managers, who report to their respective Regional Sales Managers. Our outside sales force is supported by inside customer service representatives at each branch and is compensated by commissions based on sales margin.

We believe our sales organization has allowed us to expand our focus on sales and customer service and better positions us to pursue opportunities for sales growth. In 2002, we increased sales to national account customers by over 10%, increased sales to our top 10 customers by 7%, and began doing business with over 1,000 new customers. In 2003, in addition to continuing our focus on national accounts, we plan to expand our use of product specialists to help increase sales of branded products. Product specialists help drive sales of branded products, including Therma Tru® and Masonite® doors, Weather Shield® windows and Typar® housewrap, by focusing on sales to builders, architects and designers.

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

Our marketing programs center on fostering strong customer relationships and providing superior service. This strategy is furthered by the high level of technical knowledge and expertise of our personnel. We have focused marketing efforts primarily on the residential new housing and remodeling markets, with slightly less effort directed toward the commercial and industrial markets. Certain of our suppliers advertise to the trade media and directly to individual consumers through nationwide print and other media.

Among our key marketing initiatives in 2002 was the development of a national product catalog, which we believe provides us with another critical tool to meet our customers’ needs. We also rolled out our “Partners for Profit” national campaign, which is designed to encourage customers to utilize exclusively our door hanging operations in exchange for preferred merchandising, stocking and pricing programs.

Product Management

In 2002, we purchased our products from more than 1,500 different suppliers, but approximately 70% of our purchases were from 70 suppliers. We purchased doors, which constituted approximately 37 % of our total inventory purchases, from four major suppliers. We believe that alternative sources of supply are readily available for substantially all of the products we offer, but we do believe that developing and maintaining key supplier relationships are important for us to obtain favorable pricing and service terms and avoid disruptions in supply of key products. We negotiate with our major vendors on a company-wide basis to obtain favorable pricing, volume discounts and other beneficial purchase terms and to provide our customers with the variety of product offerings they demand. A majority of our purchases are made from suppliers offering payment, discount and volume purchase programs. We have developed an effective coordinated purchasing program designed to allow us to lower costs through volume purchases, and we believe that we have greater purchasing power than many of our smaller, local independent competitors. With our single, company-wide information system platform, we are positioned to track and maintain appropriate levels of products at each of our distribution facilities. Distribution center managers are responsible for inventory selection and ordering on terms negotiated centrally. This approach allows the distribution centers to remain responsive to local market demand, while still maintaining purchasing leverage through volume orders. Distribution center managers are also responsible for inventory management at their respective locations.

We have distribution relationships with vendors on both exclusive and non-exclusive bases, depending on the product and the territory involved. These distributorships generally are terminable at any time by either party, in some cases without notice, and otherwise on notice ranging up to 60 days.

Competition

Our competition varies by product line, customer classification and geographic market. We compete with many local and regional building product distributors and, in certain markets and product categories, with national building product distributors and dealers. In certain markets we compete with national building materials suppliers with national distribution capability, such as Georgia-Pacific, Weyerhauser and other product manufacturers that engage in direct sales, while at the same time distributing products for some of these manufacturers. We also sell products to large home center chains such as The Home Depot and Lowe’s and, to a limited extent in certain markets, we compete with them for business from smaller contractors. Competition from such large home center chains for the business of larger contractors may increase in the future.

The principal factors on which we compete are:

•	availability of product;

•	service and delivery capabilities;

•	ability to assist with problem-solving;

•	customer relationships; and

•	breadth of product offerings.

Our relative size, geographic coverage and financial position are advantageous in obtaining and retaining distributorships for important products. This relative size also permits us to attract experienced sales and service personnel and gives us the resources to provide company-wide sales, product and service training programs. By working closely with our customers and utilizing our information technology, our branches are able to maintain appropriate inventory levels and are well-positioned to deliver completed orders on time.

Seasonality and Working Capital

Various factors historically have caused our results of operations to fluctuate from period to period. These factors include levels of construction, home improvement and remodeling activity, weather, prices of commodity wood products, interest rates, competitive pressures, availability of credit and other local, regional and economic conditions. All of these factors are cyclical or seasonal in nature. We anticipate that fluctuations from period to period will continue in the future. Our first quarter and, occasionally, our fourth quarter are adversely affected by winter weather patterns in the Midwest and Northeast, which result in seasonal decreases in levels of construction activity in these areas. Because much of our overhead and expense remains relatively fixed throughout the year, our operating profits also tend to be lower during the first and fourth quarters.

We depend on cash flow from operations and funds available under our secured credit facility to finance seasonal working capital needs, capital expenditures and acquisitions. Our working capital requirements are generally greatest in the second and third quarters, which reflects the seasonal nature of our business. The second and third quarters are typically our strongest operating quarters, largely due to more favorable weather throughout many of our markets compared to the first and fourth quarters. We typically generate cash from working capital reductions in the fourth quarter of the year and build working capital during the first quarter in preparation for our second and third quarters. We also maintain significant inventories to meet rapid delivery requirements of our customers and to enable us to obtain favorable pricing, delivery and service terms with our suppliers. At December 31, 2002, inventories constituted approximately 36% of our total assets. We also closely monitor operating expenses and inventory levels during seasonally affected periods and, to the extent possible, manage variable operating costs to minimize seasonal effects on our profitability.

Credit

Huttig’s corporate management establishes an overall credit policy for sales to customers and is responsible for all credit decisions. Our credit policies, together with monitoring of customer balances, have resulted in average bad debt expense of approximately 0.2% of net sales during the last three years. Approximately 98% of our sales in 2002 were made to customers to whom we had extended credit for those sales. The remaining 2% of sales in 2002 included cash purchases and purchases made with third-party credit cards, such as MasterCard, Visa and American Express.

Backlog

Our customers generally order products on an as-needed basis. As a result, virtually all product shipments in a given fiscal quarter result from orders received in that quarter. Consequently, order backlog represents only a very small percentage of the product sales that we anticipate in a given quarter and is not indicative of actual sales for any future period.

Tradenames

Historically, Huttig has operated under various tradenames in the markets we serve, retaining the names of acquired businesses for a period of time to preserve local identification. To capitalize on our national presence, we converted our branch operations to the primary tradename “Huttig Building Products.” Some branches continue to use historical tradenames as secondary tradenames to maintain local identity. Huttig has no material patents, trademarks, licenses, franchises, or concessions other than the Huttig Building Productsñ name and logo and the Builder Resource® name and logo, which are registered trademarks.

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

We have been identified as a potentially responsible party in connection with the cleanup of contamination at a formerly owned property in Montana. See Part I, Item 3—“Legal Proceedings.”

In addition, some of our current and former distribution centers are located in areas of current or former industrial activity where environmental contamination may have occurred, and for which we, among others, could be held responsible. We currently believe that there are no material environmental liabilities at any of our distribution center locations.

Employees

As of December 31, 2002, we employed 2,352 persons, of which approximately 12.5% were represented by unions. We have not experienced any strikes or other work interruptions in recent years and have maintained generally favorable relations with our employees.

The following table shows the approximate breakdown by job function of our employees:

Distribution Centers	1,682
Manufacturing	341
Sales & Marketing	236
Corporate Administration	93

Total	2,352

Available Information

Huttig files with the U.S. Securities and Exchange Commission quarterly and annual reports on Forms 10-Q and 10-K, respectively, current reports on Form 8-K, and proxy statements pursuant to the Securities Exchange Act of 1934, in addition to other information as required. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1 (800) SEC-0330. We file this information with the SEC electronically, and the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. Huttig also maintains a web site at http://www.huttig.com that contains links to corporate, financial and other information about Huttig, including our SEC filings.

ITEM 2—PROPERTIES

Our corporate headquarters are located at 555 Maryville University Drive, Suite 240, St. Louis, Missouri 63141, in leased facilities. Our manufacturing facility for softwood mouldings is a 280,000-square foot facility that we own and is located in Prineville, Oregon. We lease approximately half of our distribution centers and own the rest. Warehouse space at distribution centers aggregates approximately 4.2 million square feet. Distribution centers range in size from 12,000 square feet to 160,000 square feet. The types of facilities at these centers vary by location, from traditional wholesale distribution warehouses, which may have particular value-added service capabilities such as pre-hung door operations, to traditional lumberyards and builder support facilities with broad product offerings and capabilities for a wide range of value-added services. We believe that our locations are well maintained and adequate for their purposes.

The following table sets forth the geographic location of our distribution centers as of December 31, 2002:

Region	Number of Locations
Mid-Atlantic	8
Midwest	21
Northeast	7
Northwest	7
Southeast	9
Southwest	4

Total	56

ITEM 3—LEGAL PROCEEDINGS

We are involved in various lawsuits, claims and proceedings arising in the ordinary course of business. While the outcome of any lawsuits, claims or proceedings cannot be predicted, we do not believe that the disposition of any pending matters will have a material adverse effect on our financial condition, results of operations or liquidity.

In April 2002, we filed a lawsuit in the Supreme Court of the state of New York against The Rugby Group Ltd., our principal stockholder, and Rugby IPD Corp., a subsidiary of The Rugby Group Ltd., alleging that they breached their contractual obligations to indemnify and defend Huttig against asbestos-related liabilities and claims arising out of the business that was acquired in 1994 by Rugby Building Products, Inc. We acquired Rugby Building Products, Inc., a distributor of building materials, in December 1999, when we acquired the stock of its parent, Rugby USA, Inc., from The Rugby Group Ltd. In our lawsuit, we seek to recover sums we have spent to defend and, with respect to one lawsuit, settle our asbestos lawsuits, as well as a declaratory judgment that Rugby Group and Rugby IPD indemnify and defend us for these lawsuits and any similarly situated claims that may be asserted against us in the future. Rugby Group has denied any obligation to defend or indemnify us for any of these cases. There can be no assurance at this time that Huttig will recover any of its costs related to past or future asbestos-related claims from insurance carriers or from The Rugby Group or Rugby IPD Corp. or that such costs will not have a material adverse effect on Huttig’s business or financial condition.

In November 2002, Huttig was dismissed from its one remaining lawsuit in California state court relating to exposure to asbestos contained in products allegedly distributed by Huttig as successor-in-interest to Rugby Building Products, Inc.

Huttig has been identified as a potentially responsible party in connection with the clean up of contamination at a formerly owned property in Montana that was used for the manufacture of wood windows. We are voluntarily remediating this property under the oversight of and in cooperation with the Montana Department of Environmental Quality (“DEQ”) and are complying with a 1995 unilateral administrative order of the DEQ to complete a remedial investigation and feasibility study. The state agency has issued its final risk assessment of this property and we have submitted a work plan for conducting a feasibility study to evaluate alternatives for cleanup. When the DEQ approves the work plan, we will conduct the feasibility study, which will evaluate several potential remedies, including continuation or enhancement of remedial measures already in place and operating. The DEQ then will select a final remedy, publish a record of decision and negotiate with us for an administrative order of consent on the implementation of the final remedy. Huttig’s management currently believes that this process may take several more years to complete and intends to continue monitoring and remediating the site, evaluating cleanup alternatives and reporting regularly to the DEQ during this interim period. Based on experience to date in remediating this site, Huttig’s management does not believe that the scope of remediation that the DEQ ultimately determines will have a materially adverse effect on our results of operations or financial condition in excess of those amounts already accrued. Until the DEQ selects a final remedy, however, we can give no assurance as to the scope or cost to us of the final remediation order.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our shareholders during the fourth quarter of 2002.

PART II

ITEM 5—MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER

MATTERS

Our common stock is listed on the New York Stock Exchange and trades under the symbol “HBP.”

At February 28, 2003, there were approximately 3,002 holders of record of our common stock. The following table sets forth the range of high and low sale prices of the common stock on the New York Stock Exchange Composite Tape during each quarter of the years ended December 31, 2002 and 2001:

	High	Low
2002
First Quarter	$6.40	$5.15
Second Quarter	5.94	4.97
Third Quarter	5.14	3.39
Fourth Quarter	3.90	2.59

2001
First Quarter	5.00	3.87
Second Quarter	5.10	3.90
Third Quarter	6.50	5.00
Fourth Quarter	6.24	4.60

We have never declared, nor do we anticipate declaring or paying, any cash dividends on our common stock in the foreseeable future in order to make cash generated available for use in operations, debt reduction, stock repurchases and, if any, acquisitions. Provisions of our senior secured revolving credit facility contain various covenants which, among other things, limit our ability to incur indebtedness, incur liens, make certain types of acquisitions, declare or pay dividends or make restricted payments, consolidate, merge or sell assets. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

See Part III, Item 12, for information on securities authorized for issuance under equity compensation plans.

ITEM 6—SELECTED CONSOLIDATED FINANCIAL DATA

The following table summarizes certain selected financial data of Huttig for each of the five years in the period ended December 31, 2002. The information contained in the following table may not necessarily be indicative of our past or future performance. Such historical data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto included elsewhere in this report.

	Year Ended December 31,
	2002(1)	2001	2000(2)	1999(3)	1998(3)
	(In Millions, Except Per Share Data)
Income Statement Data:
Net sales	$871.2	$945.1	$1,072.9	$800.3	$707.5
Depreciation and amortization	6.1	7.7	7.3	6.6	5.6
Operating profit	10.9	21.0	34.0	22.8	28.6
Interest expense, net	9.4	10.0	11.1	7.8	6.9
Income before income taxes and cumulative effect of a change in accounting principle	1.7	9.2	22.1	14.4	21.8
Provision for income taxes	0.6	3.5	8.5	5.9	8.2
Net income before cumulative effect of a change in accounting principle	1.1	5.7	13.6	8.5	13.6
Net income (loss)	(11.7)	5.7	13.6	8.5	13.6
Net income (loss) per share (basic and diluted)	(0.59)	0.28	0.66	0.59	1.17

Balance Sheet Data (at end of year):
Total assets	233.5	246.3	249.2	301.3	218.5
Debt—bank and capital leases	67.9	73.6	81.1	122.1	1.4
Note payable—Crane Co. (former Parent)	—	—	—	—	93.9
Total shareholders’ equity	68.2	79.1	81.0	67.3	41.5

(1)	In 2002, net loss includes an after-tax non-cash charge of $12.8 million due to the cumulative effect of a change in accounting principle related to the write-off of goodwill under SFAS No. 142.

(2)	We reclassified the extraordinary item for the write-off of unamortized loan fees to other income (expense) in 2000 in the amount of $0.8 million which is now included in income before taxes. The reclass is due to our adoption of SFAS No. 145 in 2002.

(3)	Prior to December 16, 1999, Huttig was a wholly owned subsidiary of Crane Co. The above results do not necessarily reflect the results of operations as it would have been if the business had been separately owned and operated during these periods and is not indicative of results that may be obtained in the future.

ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Overview

Huttig is one of the largest domestic distributors of building materials used principally in new residential construction and in home improvement, remodeling and repair work. We distribute our products through 56 distribution centers serving 46 states. Our wholesale distribution centers sell principally to building materials dealers, national buying groups and home centers, who, in turn, supply the end-user. Our Builder Resource locations sell directly to professional builders and contractors. Our American Pine Products manufacturing facility in Prineville, Oregon, produces softwood mouldings. Approximately 38% of American Pine’s sales were to Huttig’s distribution centers during 2002.

During 2000, we completed the integration of Rugby USA, Inc., the parent of Rugby Building Products, Inc., a residential building materials distributor, which we acquired in December 1999. In 2001, we turned our focus to expanding our product line and improving our operating efficiencies. The implementation of our company-wide, single-platform information system in 2001 has allowed us to centralize our accounting and procurement functions and improve the quality and consistency of management reporting and business analysis. We believe our information system also allows us to leverage our size and serves as a standard foundation for new applications that can be implemented cost-effectively on a company-wide basis in the future.

We pursue the following business strategies:

•	expand our product lines and add higher margin products;

•	focus on providing efficient, high quality customer service through the deployment of information technology and implementation of industry best practices;

•	simplify our business processes to make it easier for our customers and vendors to do business with us;

•	leverage our size to negotiate better pricing, delivery and service terms with our suppliers;

•	achieve operating efficiencies by consolidating administrative systems across the company; and

•	pursue opportunities to expand our product lines, service and delivery capabilities and geographic reach through acquisitions.

Various factors historically have caused our results of operations to fluctuate from period to period. These factors include levels of construction, home improvement and remodeling activity, weather, prices of commodity wood products, interest rates, competitive pressures, availability of credit and other local, regional and economic conditions. All of these factors are cyclical or seasonal in nature. We anticipate that fluctuations from period to period will continue in the future. Our first quarter and, occasionally, our fourth quarter are adversely affected by winter weather patterns in the Midwest and Northeast, which result in seasonal decreases in levels of construction activity in these areas. Because much of our overhead and expense remains relatively fixed throughout the year, our operating profits also tend to be lower during the first and fourth quarters.

We believe we have the product offerings, warehouse and builder support facilities, personnel, systems infrastructure and financial and competitive resources necessary for continued business success. Our future revenues, costs and profitability, however, are all influenced by a number of risks and uncertainties, including those discussed under “Cautionary Statement” below.

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the U.S., which require management to make estimates and assumptions (see Note 1 to the consolidated financial statements). Management bases these estimates and assumptions on historical results and known trends as well as our forecasts as to how these might change in the future. Actual results could differ from these estimates and assumptions. We believe that, of our significant accounting policies, the following may involve a higher degree of judgment and complexity.

Accounts Receivable—Trade accounts receivable consist of amounts owed for orders shipped to customers and are stated net of an allowance for doubtful accounts. Huttig’s corporate management establishes an overall credit policy for sales to customers and is responsible for all credit decisions. The reserve for bad debt is determined based on a number of factors including when customer accounts exceed 90 days past due, credit strength of the customer and in certain cases whether a property lien or other type of security is on the past due amount. Our credit policies, together with monitoring of customer balances, have resulted in average bad debt expense of approximately 0.2% of net sales during the last three years.

Inventories—Inventories are stated at the lower of cost or market. Approximately 77% and 72% of inventories were determined by using the LIFO (last in, first out) method of inventory valuation as of December 31, 2002 and 2001, respectively; the remainder were determined by the FIFO (first in, first out) method. During, 2002, LIFO inventory quantities increased, resulting in an increase to the existing LIFO bases, the effect of which decreased net income by $0.2 million. During 2001 and 2000, LIFO inventory quantities were reduced, resulting in a partial liquidation of the LIFO bases, the effect of which increased net income by $1.7 million in both years. An additional allowance for excess and obsolete inventory is recorded based on our review of quantities on hand compared to estimated future usage and sales.

Valuation of Goodwill and Other Long-Lived Assets—We test for impairment the carrying value of our goodwill on an annual basis and between annual tests in certain circumstances. The carrying value of goodwill is considered impaired when the discounted cash flow model is less than the carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of goodwill. We test for impairment the carrying value of other long-lived assets, including intangible and other tangible assets, when events and circumstances warrant such review. The carrying value of long-lived assets are considered impaired when the anticipated undiscounted cash flows from such assets are less than the carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved.

Contingencies—We accrue expenses when it is probable that an asset has been impaired or a liability has been incurred and we can reasonably estimate the expense. Contingencies for which we have made accruals include environmental, product liability and other legal matters. Based on management’s assessment of the most recent information available, management currently does not expect any of these contingencies to have a material adverse effect on our financial position or cash flow. It is possible, however, that future results of operations for any particular quarter or annual period and our financial condition could be materially affected by changes in assumptions or other circumstances related to these matters. We accrue our best estimate of the cost of resolution of these matters and make adjustments to the amounts accrued as circumstances change.

Insurance—We carry insurance policies on insurable risks with coverages and other terms that we believe are appropriate. We generally have self-insured retention limits and have obtained fully insured layers of coverage above such self-insured retention limits. Accruals for self-insurance losses are made based on our claims experience. We accrue for these liabilities for existing and unreported claims when it is probable that future costs will be incurred and can estimate those costs.

Results of Operations

Fiscal 2002 Compared to Fiscal 2001

Net sales were $871.2 million in 2002, a 7.8% decrease from 2001 when sales were $945.1 million. Excluding $24.1 million of sales attributable to branches that we closed, same branch net sales in 2002 decreased 5.4% or $49.8 million from the prior year. Approximately $23.9 million of the same branch sales decrease is attributable to the impact of a new competitor in the Kansas City, Missouri area. We expect this new competitor to have a continuing impact on sales in our Kansas City market for the reasonably foreseeable future. Approximately $11.8 million of the same branch sales decrease is due to softer sales in our other Midwest region branches. Another $10.7 million of our same branch sales decrease is attributable to lower housewrap sales resulting from the termination of our distribution of Tyvek® and our transition to Typar®, a competing housewrap product, which affected sales in the Northwest. Also, international sales decreased $3.7 million compared to 2001 due to the weak economy in the Far East.

Gross profit decreased $26.7 million to $168.5 million in 2002 from $195.2 million in 2001. The change in gross profit attributable to branches that we closed was $5.3 million. The decrease attributable to lower volume was $9.4 million. Of the remaining $12.0 million decrease, same branch gross profit as a percentage of net sales decreased to 19.3% in 2002 versus 20.6% in 2001. The decrease in gross profit percentage resulted from a shift in product mix and pricing pressures in certain regions.

Operating expenses were $152.2 million in 2002 compared to $165.3 million in 2001. The decrease includes $6.9 million of cost reductions from closed branches. The remaining decrease is primarily attributable to a

$3.2 million decrease in supplies and maintenance costs at ongoing facilities as a result of our expense reduction initiatives during the year, a $1.8 million decrease in labor related costs resulting from lower headcount than the prior year, a $0.8 million decrease in bad debt expense, and a $0.8 million decrease in professional services fees associated with lower legal and consulting fees. Additionally, we incurred lower system implementation costs by $1.1 million and lower environmental costs by $0.8 million in 2002 as compared to 2001. These decreases were partially offset by an increase of $0.9 million from an increase in our insurance reserves, due to higher claims incidence, expenses of $0.9 million for costs relating to the settlement and legal expenses of an asbestos-related product liability lawsuit and a $0.6 million increase in rent expense from the facilities which are leased.

Depreciation and amortization was $6.1 million in 2002, which is $1.6 million lower than the prior year. The decrease is due primarily to goodwill no longer being amortized, in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, which we adopted effective January 1, 2002. In 2001, we amortized $2.4 million of goodwill. The decrease was partially offset by a $0.8 million increase in depreciation expense in 2002. The increase in depreciation is due to our capital expenditures during the year to maintain and refurbish our buildings and equipment.

In the third quarter of 2002, we reversed $0.3 million of restructuring charges for branches that we originally planned to close but decided to keep open. During the fourth quarter of 2001, we recorded $3.2 million of restructuring charges related to the closure of several historically under-performing branches, of which $1.1 million was recorded in cost of sales. The charge was primarily for severance, inventory write-downs, vacant facilities and other shutdown-related costs. See “Restructuring Activities,” below, for further discussion.

Gains on disposal of assets were $0.4 million in 2002 for the sale of previously closed facilities. During 2001, gains on disposal of assets were $0.9 million for the sale of previously closed facilities.

Our full year operating profits in 2002 were $10.9 million, which were $10.1 million less than 2001. Nearly all the decline occurred in the second quarter of 2002. Our third and fourth quarter operating results in 2002 were a combined $2.2 million better than the same quarters a year ago.

Net interest expense decreased to $9.4 million in 2002 from $10.0 million in 2001. Our average outstanding total debt decreased $7.1 million compared to the prior year. The interest rate swap agreements effectively provided for a fixed rate of interest.

During 2002, we recorded a charge of $0.9 million in the third quarter to write off the remaining unamortized loan fees related to our previous credit facility, which we replaced with our existing senior secured revolving credit facility.

Unrealized gain on derivatives of $1.1 million was recorded in 2002 versus a $1.8 million loss in 2001. The gain related to a $1.6 million change in the fair value on two interest rate swaps that do not qualify as hedges for accounting purposes, which was partially offset by $0.5 million of expense amortized from accumulated other comprehensive loss established upon the adoption of SFAS No. 133 in 2001. See Item 7A, “Quantitative and Qualitative Disclosures About Market Risk.”

We also incurred an after-tax non-cash charge of $12.8 million in 2002 due to the cumulative effect of a change in accounting principle related to the write-off of goodwill under SFAS No. 142. See “New Accounting Pronouncements,” below, for further discussion.

Fiscal 2001 Compared to Fiscal 2000

Net sales decreased 11.9% from $1,072.9 million in 2000 to $945.1 million in 2001. Excluding sales attributable to branches that we closed or consolidated, same branch net sales decreased 7.1% from the prior year. The decrease in net sales was partially attributable to discontinuing the distribution of Andersen® windows, which accounted for $63.8 million of net sales during the year ended December 31, 2000. Industrial product net sales were $21.6 million less in 2001 versus 2000. Deflation in the commodity wood market is estimated to have reduced net sales by $7.0 million in 2001. Other factors contributing to the decrease in net sales included adverse weather conditions as compared to 2000, primarily in the first quarter of 2001, and the general downturn in the economy compared to 2000. The decrease in total net sales also reflects the closing of five branches during 2001, three of which sold Andersen® products. Non-Andersen® related net sales at these closed branches were $22.2 million lower in 2001 than 2000.

Gross profit decreased $20.5 million to $195.2 million in 2001 from $215.7 million in 2000. Gross profit as a percentage of sales was 20.7% in 2001 versus 20.1% in 2000. The increase in gross profit as a percentage of net sales resulted from improved product mix. Net door sales increased from 34% of our total net sales in 2000 to 35% of our total net sales in 2001 while window sales declined from 12% of our total net sales in 2000 to 6% of total net sales in 2001. In 2001, door sales generated a 21% margin compared to a window sales margin of 19%. Gross profit in both 2001 and 2000 was negatively impacted by $1.1 million of restructuring charges for inventory losses which were recorded as an increase to cost of sales.

Operating expenses were $165.3 million in 2001 compared to $178.8 million in 2000, a 7.6% decrease. The decrease was partially attributable to lower sales volume, causing a decrease in selling and delivery expense of $8.9 million. General and administrative costs were $3.8 million lower primarily due to lower compensation expense resulting from a reduction in headcount and lower bonus expense. These decreases were offset by increased warehouse rent and supply costs at our facilities of approximately $2.2 million and increased provision for bad debt of $0.4 million. Also included in operating expenses in 2001 were $1.5 million of costs related to the implementation of our single-platform information system and $0.8 million related to our on-going environmental remediation work. Included in operating expenses in 2000 were $6.0 million of non-recurring costs related to the restructuring of our operations and various integration costs associated with the Rugby acquisition.

During the fourth quarter of 2001, we recorded $3.2 million of restructuring charges related to the closure of several historically under-performing branches, of which $1.1 million was recorded in cost of sales. The charge was primarily for severance, inventory write-downs, vacant facilities and other shutdown-related costs. See “Restructuring Activities,” below, for further discussion.

Gains on disposal of assets were $0.9 million in 2001 compared to $6.5 million in 2000. The gains in both years resulted primarily from the disposal of duplicate capital assets in conjunction with our restructuring and branch consolidation efforts.

Net interest expense decreased by $1.1 million to $10.0 million in 2001 from $11.1 million in 2000. Our average outstanding debt decreased by $21.9 million compared to the prior year, resulting in a decrease in interest expense that was partially offset by an increase in the average interest rate. The higher rates are attributable to the interest rate swap agreements that we entered into during the second quarter of 2000 which effectively provided for a fixed rate of interest.

A total unrealized loss on derivatives of $1.8 million was recorded after operating profit in 2001. This included $0.8 million that was amortized from other comprehensive income and $1.0 million related to the change in fair value on two interest rate swaps that did not qualify as hedges for accounting purposes. The interest rate swap that was designated as a cash flow hedge was determined to be highly effective and all of the change in the fair value was charged to other comprehensive income.

Liquidity and Capital Resources

We depend on cash flow from operations and funds available under our secured credit facility to finance seasonal working capital needs, capital expenditures and acquisitions. Our working capital requirements are generally greatest in the second and third quarters, which reflects the seasonal nature of our business. The second and third quarters are also typically our strongest operating quarters, largely due to more favorable weather throughout many of our markets compared to the first and fourth quarters. We typically generate cash from working capital reductions in the fourth quarter of the year and build working capital during the first quarter in preparation for our second and third quarters. We also maintain significant inventories to meet rapid delivery requirements of our customers and to enable us to obtain favorable pricing, delivery and service terms with our suppliers. At December 31, 2002, inventories constituted approximately 36% of our total assets. We also closely monitor operating expenses and inventory levels during seasonally affected periods and, to the extent possible, manage variable operating costs to minimize seasonal effects on our profitability.

We measure our working capital as the sum of net trade accounts receivable, net FIFO inventories and trade accounts payable. At December 31, 2002 and 2001, our working capital, days sales outstanding and inventory turns were as follows:

	2002	2001
Trade accounts receivable, net	$66.8	$74.0
FIFO inventories, net	92.2	78.0
Trade accounts payable	(76.7)	(64.5)

Working capital, net	82.3	87.5

Working capital as % of annualized quarterly net sales	10.2%	9.9%
Days sales outstanding	34.8	36.4
Inventory turns	5.3	6.8

In 2002, changes in working capital generated $5.2 million in cash from operating activities due to a decrease in trade accounts receivable and an increase in trade accounts payable, offset by an increase in inventories. Changes in working capital in 2001 generated $10.1 million in cash from operating activities due to decreases in trade accounts receivable and inventory and increases in trade accounts payable. Net FIFO inventory increased $14.2 million to $92.2 million in 2002. At the end of the third quarter and into the fourth quarter of 2002, we made significant purchases of door products and other products in anticipation of customer demand in the fourth quarter, which did not fully materialize.

Cash used in investing activities in 2002 reflects $5.2 million of capital expenditures for normal operating activities and $1.4 million for a warehouse logistics system implementation at selected branches. These expenditures were offset by $1.5 million of proceeds on disposals of assets from previously closed facilities. In 2001, we spent $3.3 million on capital expenditures along with $1.2 million to purchase assets from Monarch Manufacturing, Inc. in Baltimore, Maryland and Hope Lumber and Supply Corporation in Kansas City, Missouri. These expenditures were offset by $0.9 million of proceeds on disposals of assets during 2001.

Cash used in financing activities in each of the last two years has been driven by payments of debt and capital lease obligations and repurchases of our own stock. In 2002, we decreased bank debt by $4.8 million, repaid $0.9 million of capital lease obligations and repurchased $0.8 million of stock under the stock repurchase program and $0.3 million from repurchasing shares from a former employee, which uses of cash were partially offset by $0.5 million of proceeds from the exercise of stock options. Also in 2002, we incurred $1.6 million of debt issuance costs related to our new credit facility. In 2001, we lowered bank debt by $10.2 million, repaid $0.6 million of capital lease obligations and repurchased $6.7 million of stock.

In August 2002, we entered into a new, three-year, $150.0 million senior secured revolving credit facility, from which we repaid outstanding borrowings under and terminated our former revolving credit facility. The new credit facility consists of a revolving line of credit that provides financing of up to $150.0 million, including up to $10.0 million of letters of credit, at a floating rate of either

(a)	LIBOR plus from 200 to 300 basis points or

(b)	the prime commercial lending rate of the agent (or, if greater, the federal funds rate plus 0.5%) plus from 25 to 125 basis points,

in each case depending on our trailing average collateral availability. The revolving credit borrowing base can not exceed the sum of (a) up to 85% of eligible domestic trade receivables and (b) up to the lesser of 65% of the cost of eligible inventory or 85% of the appraised net liquidation value of eligible inventory. We pay a commitment fee in the range of 0.25% to 0.50% per annum on the average daily unused amount of the revolving credit commitment. Huttig and its domestic subsidiaries are co-borrowers under this facility, and all of the borrowers’ assets, except real property, collateralize borrowings under the credit facility.

The credit facility agreement contains various covenants which, among other things, limit our ability to incur indebtedness, incur liens, make certain types of acquisitions, declare or pay dividends or make restricted payments, consolidate, merge or sell assets. It also contains financial covenants tied to our borrowing base. If the borrowing base exceeds our actual outstanding borrowing and pre-established reserve levels by less than $25.0 million, we must maintain or meet a 1.25 to 1.0 minimum fixed charge ratio. As defined in the agreement, the ratio is determined for a rolling 12-month period by dividing EBITDA plus cash rent expense, less non-facility-financed capital expenditures and cash taxes, by cash interest expense plus scheduled debt repayments plus cash rent expense for such period. As defined in the credit agreement, EBITDA means the sum of:

(a)	net income,

(b)	interest expense,

(c)	income tax expense,

(d)	depreciation,

(e)	amortization,

(f)	write-down of goodwill, and

(g)	all cash and non-cash extraordinary expenses and losses,

less all cash and non-cash extraordinary income and gains during the period of measurement. Also, revolving availability under the new credit facility can never fall below $10.0 million.

As of December 31, 2002, we had revolving credit borrowings of $65.0 million with $34.8 million of excess credit available under the new credit facility.

At December 31, 2002, we had three interest rate swap agreements, which expire in May 2003, and have a total notional amount of principal of $80.0 million outstanding. These swap agreements, in combination with the revolving credit facility, effectively provide for a fixed weighted average rate of 7.15% plus the applicable spread over LIBOR as determined by the amount of collateral availability on $80.0 million of our outstanding revolving credit borrowings. When actual borrowings under the facility are less than the notional amount of the interest rate swaps, we incur an expense equal to the difference between $80.0 million and the actual amount borrowed, times the difference between the fixed rate on the interest rate swap agreement and the 90-day LIBOR rate. Management intends to let these interest rate swaps expire in May 2003.

We believe that cash generated from our operations and funds available under our new credit facility will provide sufficient funds to meet our currently anticipated short-term and long-term liquidity and capital expenditure requirements.

Stock Repurchases

In October 2002, our Board of Directors authorized a new $5.0 million stock repurchase program that expires in October 2003. During 2002, we repurchased approximately 0.3 million shares of our common stock for an aggregate purchase price of approximately $0.8 million under the new repurchase program. Under the prior repurchase program, which expired by its terms in August 2002, we repurchased approximately 1.1 million shares of our common stock during 2001 for an aggregate purchase price of approximately $6.7 million. Of these shares, we purchased 790,484 shares from The Rugby Group Limited, our largest shareholder, for a cash purchase price of $4.7 million, or a per share price of $5.99, the closing price on the New York Stock Exchange of our common stock on the date of our repurchase agreement with Rugby. As part of the repurchase agreement with Rugby, the repurchase of these shares did not affect Rugby’s existing right to nominate up to three members of the Board of Directors under the registration rights agreement with Rugby entered into as part of the acquisition of Rugby Building Products. We hold repurchased shares as treasury stock and these shares are available for use in connection with employee benefit plans and other general corporate purposes. At December 31, 2002, we had $4.2 million remaining under our current stock repurchase program.

Restructuring Activities

During the fourth quarter of 2000, we recorded $3.2 million of restructuring charges related to the termination of our distribution agreement with Andersen® and our adoption of a strategic plan to consolidate and integrate various branch and support operations of which $1.1 million was included in cost of sales. The charge was primarily for severance, inventory losses and facility and other shutdown-related costs. We charged approximately $1.0 million against this reserve during the fourth quarter of 2000, leaving a balance of $1.1 million at December 31, 2000. We fully utilized the remaining balance during 2001.

During the fourth quarter of 2001, we recorded $3.2 million of restructuring charges related to the closure of several historically under-performing branches, of which $1.1 million was recorded in cost of sales for the writedown of inventory to realizable value. Other components of the charge were $0.8 million for severance related costs and $1.3 million for facility and other shutdown-related costs. Severance costs related to approximately 175 employees primarily at distribution center locations. Also, included in amounts charged against this restructuring reserve in 2001 was $0.5 million for inventory losses and $0.3 million for facility shutdown costs.

During the first six months of 2002, we completed the closure of three facilities. During the third quarter of 2002, management determined not to close two branches which had originally been planned for closure. Consequently, in 2002 we reversed $0.3 million of the restructuring reserve related to these two branches, the components of which are $0.1 million for severance and $0.2 million for facility and other shut-down related costs. The remaining balance was utilized during 2002.

New Accounting Pronouncements

We adopted SFAS No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002. Under SFAS No. 142, goodwill is no longer amortized but is reviewed for impairment annually, or more frequently if specific indicators arise. In addition, the statement requires reassessment of the useful lives of previously recognized intangible assets.

SFAS No. 142 prescribes a two-step process for impairment testing of goodwill. In the second quarter of 2002, we completed the first step of the transitional impairment test and the results indicated a potential impairment in our reporting unit that sells directly to homebuilders. In the third quarter of 2002, the second step of the impairment test was performed and, based on discounted cash flow models, the carrying value of the reporting unit that sells directly to homebuilders exceeded its business enterprise value. We recorded an after-tax impairment charge of $12.8 million effective January 1, 2002 as a cumulative effect of a change in accounting principle based on the change in criteria for measuring impairment from an undiscounted to discounted cash flow method. Goodwill amortization for 2001 was $2.4 million.

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

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement rescinds, updates, clarifies and simplifies existing accounting pronouncements. Among other things, the statement rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Under SFAS No. 145, the criteria in Accounting Principles Board (“APB”) No. 30 will now be used to classify those gains and losses. We adopted SFAS No. 145, and therefore separately recorded the write-off of unamortized loan fees associated with our previous credit facility as a component of other income (expense) in the third quarter of 2002. Also, we reclassified the extraordinary item for the write-off of unamortized loan fees to other income (expense) in 2000 in the amount of $0.5 million, net of a $0.3 million tax benefit.

In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous FASB guidance, certain exit costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability has been incurred. Adoption of this Statement is required for exit or disposal activities initiated after December 31, 2002. Previously issued financial statements will not be restated. This Statement will impact the timing of any exit or disposal activities in which we may engage on or after January 1, 2003.

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, which is required to be adopted in fiscal years beginning after December 15, 2002. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

Effective November 22, 2002, the Emerging Issues Task Force (“EITF”) reached a consensus regarding EITF Issue No. 02-16, Accounting by a Customer, Including a Reseller, for Cash Consideration Received from a Vendor. This consensus requires that payments from a vendor be classified as a reduction to the price of the vendor’s goods and taken as a reduction to cost of sales unless the payments are (1) reimbursements for costs incurred to sell the product or (2) payments for assets or services provided. The consensus also requires that payments from a vendor be recognized as a reduction to cost of sales on a rational and systematic basis. This consensus became effective for us on January 1, 2003. We currently recognize vendor payments as a reduction to cost of sales and no change will be required by us in adopting this consensus, thereby having no material impact on our consolidated financial position or results of operations.

Management Change and Terms of Separation

On March 5, 2003, Barry J. Kulpa resigned his employment as our President and Chief Executive Officer and a member of our Board of Directors, and Michael A. Lupo was appointed interim President and Chief Executive Officer. We entered into a resignation agreement with Mr. Kulpa on that date entitling him to receive (i) payment in full of any accrued but unpaid salary and payment for any accrued vacation, (ii) reimbursement for any previously unreimbursed Huttig-related business expenses, (iii) severance pay in the form of salary continuation, at a rate equal to his current base salary of $420,000 per year, during the period from March 5, 2003 through March 31, 2005, (iv) continued participation through March 31, 2005 (or, if earlier, until Mr. Kulpa commences other employment) in our health, life and disability insurance plans, with Huttig paying the portion of the plan costs that it would have paid if Mr. Kulpa had continued as an employee, (v) all of his compensation and benefits, to the extent accrued and vested through March 5, 2003, under our benefit plans and programs, (vi) continued use of a company-leased car through March 31, 2005, and (vii) the right to exercise his stock options that were vested as of March 5, 2003 until June 29, 2005.

The resignation agreement also contains a general release by Mr. Kulpa of all claims against us and our related parties. Mr. Kulpa is obligated under the agreement to refrain from disclosing our confidential information, to consult with us through March 31, 2005 if requested to do so and to cooperate with us in any litigation or other legal proceedings. The agreement provides that Mr. Kulpa shall not disparage us or our officers or directors or take any action that a reasonable person would expect to impair the goodwill, business reputation or good name of any of us. The resignation agreement also terminates Mr. Kulpa’s Employment/Severance Agreement with us dated as of October 18, 1999.

Cautionary Statement

This Annual Report on Form 10-K and our annual report to shareholders contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements regarding:

•	our business strategy and positioning;

•	industry trends and corresponding opportunities for companies like Huttig;

•	the effect of known contingencies, including risks relating to pending environmental and legal proceedings, on our financial condition, cash flow and results of operations;

•	the future impact of competition, including a new competitor in our Kansas City markets, our ability to maintain favorable terms with our suppliers and transition to alternative suppliers of building products, such as housewrap, and the effects of slower economic activity on our results of operations;

•	availability of alternative suppliers;

•	our future business success, sales volume and growth, product mix and results of operations;

•	our liquidity; and

•	cyclical and seasonal trends.

These statements present management’s expectations, beliefs, plans and objectives regarding our future business and financial performance. These forward-looking statements are based on current projections, estimates, assumptions and judgments, and involve known and unknown risks and uncertainties. We disclaim any obligation to publicly update or revise any of these forward-looking statements. There are a number of factors that could cause our actual results to differ materially from those expressed or implied in the forward-looking statements. These factors include, but are not limited to, the following:

Our sales and profitability depend significantly on new residential construction and home improvement activity in markets in which we compete, which is highly cyclical and seasonal.

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

The building materials distribution industry is extremely competitive, and we may not be able to compete successfully with some of our existing competitors or new entrants in the markets we serve.

The building materials distribution industry is extremely competitive. Our competition varies by product line, customer classification and geographic market. The principal competitive factors in our industry are:

•	availability of product;

•	service and delivery capabilities;

•	ability to assist with problem-solving;

•	customer relationships; and

•	breadth of product offerings.

Also, financial stability and geographic coverage are important to manufacturers in choosing distributors for their products.

We compete with many local, regional and, in some markets and product categories, national building materials distributors and dealers. We also compete with major integrated product manufacturers with national distribution capability, such as Georgia-Pacific, Weyerhauser and Boise-Cascade. To a limited extent in some of our markets, we compete with the large home center chains, such as The Home Depot and Lowe’s, for the business of smaller contractors. Some of our competitors have greater financial and other resources and may be able to withstand sales or price decreases better than we can. We also expect to continue to face competition from new market entrants, such as our new competitor in Kansas City. We can give no assurance that we will continue to compete effectively with these existing or new competitors.

The termination of key supplier relationships may have an immediate adverse effect on our financial condition and results of operations.

We distribute building materials that we purchase from a number of major suppliers. As is customary in our industry, most of our relationships with these suppliers are terminable without cause on short notice. In October 2000, Andersen® Windows terminated our distribution agreement, at which time we stopped distributing Andersen® windows and were forced to find alternative window suppliers. Andersen® windows sales accounted for $63.8 million in 2000. As a result of the termination of the distribution agreement, sales of windows represented 6% of our total sales in both 2002 and 2001, compared with 12% in 2000. During 2002, we began selling housewrap product, Typar®, in markets where we used to sell Tyvek® , a competing housewrap, after our distributorship of Tyvek® was terminated. As a result of our having to transition to a new supplier in markets in which we formerly sold Tyvek®, housewrap sales declined approximately $10.7 million in 2002 compared to 2001. Although we believe that relationships with our existing suppliers are strong and that we would have access to similar products from competing suppliers, any disruption in our sources of supply, particularly of our most commonly sold items, could have a material adverse effect on our financial condition and results of operations. We also can give no assurance that any supply shortages resulting from unanticipated demand or production difficulties will not occur from time to time or have a material adverse effect on our financial condition and results of operations.

If we are unable to generate sufficient earnings in order to comply with availability requirements and financial covenants under our revolving credit facility, our ability to conduct business would be limited and we could be forced to seek alternative sources of financing.

Our credit facility agreement contains various covenants which, among other things, limit our ability to incur indebtedness, incur liens, make certain types of acquisitions, declare or pay dividends or make restricted payments, consolidate, merge or sell assets. It also contains financial covenants tied to our borrowing base. Our financial results in the near term may vary from those required by our credit facility as a result of the risks we face in our business, including those that may prevent us from achieving the levels of EBITDA required under our credit facility. We can give no assurance that we will be able to achieve sufficient EBITDA or other financial results necessary to satisfy our revolving credit facility covenants. If we were unable to comply with these covenants, our lender would have the right, but not the obligation, to accelerate the repayment of the entire amount outstanding under the credit facility.

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

We are subject to federal, state and local environmental protection laws and regulations and may have to incur significant costs to comply with these laws and regulations in the future. We have been identified as a potentially responsible party in connection with the clean up of contamination at a formerly owned property in Montana, where we are voluntarily remediating this property under the oversight of the Montana Department of Environmental Quality. Until the DEQ selects and orders us to implement a final remedy, we can give no assurance as to the scope or cost to us of any final remediation order. See Part I, Item 3, “Legal Proceedings,” for additional discussion. In addition, some of our current and former distribution centers are located in areas of current or former industrial activity where environmental contamination may have occurred, and for which we, among others, could be held responsible. We can give no assurance that we will have no material environmental liabilities at any of our distribution center locations in the future.

We face the risks that product liability claims and other legal proceedings relating to the products we distribute may adversely affect our business and results of operations.

As is the case with other companies in our industry, we face the risk of product liability and other claims of the type that are typical to our industry, such as asbestos and mold related claims, in the event that the use of products that we have distributed causes personal injury or other damages. Product liability claims in the future, regardless of their ultimate outcome and whether or not they are covered under our insurance policies or may be indemnified by our suppliers, could result in costly litigation and have a material adverse effect on our business and results of operations.

Our failure to attract and retain key personnel, including a permanent President and Chief Executive Officer, could have a material adverse effect on our future success.

Our future success depends, to a significant extent, upon the continued service of our executive officers and other key management, sales and technical personnel and on our ability to continue to attract, retain and motivate qualified personnel. The loss of the services of one or more key employees or our failure to attract, retain and motivate qualified personnel could have a material adverse effect on our business. On March 5, 2003, our then President and Chief Executive Officer resigned. Hiring and retaining a permanent President and Chief Executive Officer will be critical to our success.

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have exposure to market risk as it relates to effects of changes in interest rates. We had debt outstanding at December 31, 2002 under our secured revolving credit facility of $65.0 million. Also at December 31, 2002, we had three interest rate swap agreements having a total notional principal amount of $80.0 million. These swap agreements in combination with the credit facility, effectively provide for a fixed weighted average annual interest rate of 7.15% plus the applicable spread over LIBOR as determined by the amount of collateral availability (See Item 2 – “Liquidity and Capital Resources”) on $80.0 million of our outstanding revolving credit borrowings. When actual borrowings under the credit facility are less than the notional amount of the interest rate swaps, we incur an expense equal to the difference between $80.0 million and the actual amount borrowed, times the difference between the fixed rate on the interest rate swap agreement and the 90-day LIBOR rate.

Our three interest rate swap agreements, which expire in May 2003, provide for fixed interest rates on $80.0 million of our outstanding borrowings. Under the accounting treatment prescribed by SFAS No. 133, our liabilities include the fair value of these swaps of $1.6 million and shareholders’ equity includes $0.6 million, net of tax, which is recorded as accumulated other comprehensive loss. Included in income for the year ended December 31, 2002, after profit from operations, is $1.1 million of an unrealized gain related to the portion of our swap agreements, which do not qualify for hedge accounting treatment according to the SFAS No. 133 criteria. This unrealized gain resulted in an increase to earnings per share of $0.03 in the year ended December 31, 2002. There is no impact on cash flow as a result of the accounting treatment required by SFAS No. 133.

We are subject to periodic fluctuations in the price of wood commodities. Profitability is influenced by these changes as prices change between the time we buy and sell the wood. In addition, to the extent changes in interest rates affect the housing and remodeling market, we would be affected by such changes.

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS’ REPORT

To the Shareholders of Huttig Building Products, Inc.:

We have audited the accompanying consolidated balance sheets of Huttig Building Products, Inc. and its subsidiaries (the “Company”) as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill to conform to Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets.

/s/    Deloitte & Touche LLP

St. Louis, Missouri

January 24, 2003, except for Note 14, as to which the date is March 6, 2003

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Millions)

	December 31,
	2002	2001
ASSETS
CURRENT ASSETS:
Cash and equivalents	$3.4	$5.6
Trade accounts receivable, net	66.8	74.0
Inventories, net	84.4	70.1
Other current assets	8.1	9.5

Total current assets	162.7	159.2

PROPERTY, PLANT AND EQUIPMENT:
Land	6.6	6.7
Buildings and improvements	34.7	35.0
Machinery and equipment	37.6	36.4

Gross property, plant and equipment	78.9	78.1
Less accumulated depreciation	37.3	36.6

Property, plant and equipment, net	41.6	41.5

OTHER ASSETS:
Goodwill, net	13.6	34.3
Other	4.0	4.1
Deferred income taxes	11.6	7.2

Total other assets	29.2	45.6

TOTAL ASSETS	$233.5	$246.3

see notes to consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Millions, Except Share and Per Share Data)

	December 31,
	2002	2001
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of debt	$0.9	$0.9
Trade accounts payable	76.7	64.5
Deferred income taxes	4.0	1.3
Accrued compensation	5.8	7.3
Other accrued liabilities	7.2	13.5

Total current liabilities	94.6	87.5

NON-CURRENT LIABILITIES:
Debt	67.0	72.7
Fair value of derivative instruments	1.6	4.5
Other non-current liabilities	2.1	2.5

Total non-current liabilities	70.7	79.7

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred shares; $.01 par (5,000,000 shares authorized)	—	—
Common shares; $.01 par (50,000,000 shares authorized; at December 31, 2002 and 2001—20,896,145 shares issued)	0.2	0.2
Additional paid-in capital	33.5	33.4
Retained earnings	43.0	54.8
Unearned compensation—restricted stock	(0.4)	(0.4)
Accumulated other comprehensive loss	(0.6)	(1.7)
Less: Treasury shares, at cost (1,405,013 shares at December 31, 2002 and 1,250,252 shares at December 31, 2001)	(7.5)	(7.2)

Total shareholders’ equity	68.2	79.1

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$233.5	$246.3

see notes to consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions, Except Per Share Data)

	Year Ended December 31,
	2002	2001	2000
Net Sales	$871.2	$945.1	$1,072.9

Cost of Sales and Operating Expenses:
Cost of sales	702.7	749.9	857.2
Operating expenses	152.2	165.3	178.8
Depreciation and amortization	6.1	7.7	7.3
Restructuring charges, net	(0.3)	2.1	2.1
Gain on disposal of capital assets	(0.4)	(0.9)	(6.5)

Total cost of sales and operating expenses	860.3	924.1	1,038.9

Operating Profit	10.9	21.0	34.0

Other Income (Expense):
Interest expense, net	(9.4)	(10.0)	(11.1)
Write-off of unamortized loan fees	(0.9)	—	(0.8)
Unrealized gain (loss) on derivatives	1.1	(1.8)	—

Total other expense	(9.2)	(11.8)	(11.9)

Income Before Income Taxes and Cumulative Effect of a Change in Accounting Principle	1.7	9.2	22.1
Provision for Income Taxes	0.6	3.5	8.5

Net Income Before Cumulative Effect of a Change in Accounting Principle	1.1	5.7	13.6
Cumulative effect of a change in accounting principle (less applicable income taxes of $7.9)	(12.8)	—	—

Net Income (Loss)	$(11.7)	$5.7	$13.6

Basic Income (Loss) Per Share:
Net income before cumulative effect of a change in accounting Principle	$0.05	$0.28	$0.66
Cumulative effect of a change in accounting principle	(0.64)	—	—

Net Income (Loss) Per Basic Share	$(0.59)	$0.28	$0.66

Weighted Average Basic Shares Outstanding	19.7	20.3	20.6

Diluted Income (Loss) Per Share:
Net income before cumulative effect of a change in accounting Principle	$0.05	$0.28	$0.66
Cumulative effect of a change in accounting principle	(0.64)	—	—

Net Income (Loss) Per Dilutive Share	$(0.59)	$0.28	$0.66

Weighted Average Diluted Shares Outstanding	19.8	20.4	20.6

see notes to consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

(In Millions)

	Common Shares Outstanding, at Par Value	Additional Paid-In Capital	Retained Earnings	Unearned Compensation- Restricted Stock	Accumulated Other Comprehensive Loss	Treasury Shares, at Cost	Total Shareholders’ Equity
Balance at January 1, 2000	$0.2	$32.9	$35.5	$(0.2)	$—	$(1.1)	$67.3
Net income			13.6				13.6
Restricted stock issued, net of amortization expense		0.3		(0.2)			0.1

Balance at December 31, 2000	$0.2	$33.2	$49.1	$(0.4)	$—	$(1.1)	$81.0
Net income			5.7				5.7
Fair market value adjustment of derivatives, net of tax					(1.7)		(1.7)

Comprehensive income (loss)			5.7		(1.7)		4.0
Restricted stock issued, net of amortization expense		0.2		—		0.6	0.8
Treasury stock purchases						(6.7)	(6.7)

Balance at December 31, 2001	$0.2	$33.4	$54.8	$(0.4)	$(1.7)	$(7.2)	$79.1
Net income			(11.7)				(11.7)
Fair market value adjustment of derivatives, net of tax					1.1		1.1

Comprehensive income (loss)			(11.7)		1.1		(10.6)
Restricted stock issued, net of amortization expense		0.1		—		0.2	0.3
Stock options exercised			(0.1)			0.6	0.5
Treasury stock purchases						(1.1)	(1.1)

Balance at December 31, 2002	$0.2	$33.5	$43.0	$(0.4)	$(0.6)	$(7.5)	$68.2

see notes to consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

	Year Ended December 31,
	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(11.7)	$5.7	$13.6
Cumulative effect of a change in accounting principle (net of tax)	12.8	—	—

Net income before cumulative effect of a change in accounting principle	1.1	5.7	13.6
Gain on disposal of capital assets	(0.4)	(0.9)	(6.5)
Depreciation and amortization	7.2	9.0	7.9
Deferred income taxes	5.3	1.4	7.3
Unrealized (gain) loss on derivatives, net	(1.1)	1.7	—
Write-off of unamortized loan fees	0.9	—	0.8
Accrued postretirement benefits	(0.4)	(0.5)	(0.6)
Changes in operating assets and liabilities (exclusive of acquisitions):
Trade accounts receivable	7.2	2.5	34.1
Inventories	(14.3)	2.4	5.4
Other current assets	1.4	0.5	0.4
Trade accounts payable	12.2	5.2	(1.1)
Accrued liabilities	(7.6)	(3.7)	(22.5)
Other	(0.7)	(0.2)	(4.7)

Total cash from operating activities	10.8	23.1	34.1

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(6.6)	(3.3)	(5.6)
Proceeds from disposition of capital assets	1.5	0.9	9.2
Cash used for acquisitions	—	(1.2)	—

Total cash from investing activities	(5.1)	(3.6)	3.6

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of capital lease obligations	(0.9)	(0.6)	(0.2)
Payments of debt on revolving debt agreements	(771.2)	(306.7)	(120.7)
Borrowings of debt on revolving debt agreements	766.4	296.5	80.0
Debt issuance costs	(1.6)	—	—
Proceeds from exercise of stock options	0.5	—	—
Purchase of treasury shares	(1.1)	(6.7)	—

Total cash from financing activities	(7.9)	(17.5)	(40.9)

NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS	(2.2)	2.0	(3.2)
CASH AND EQUIVALENTS, BEGINNING OF YEAR	5.6	3.6	6.8

CASH AND EQUIVALENTS, END OF YEAR	$3.4	$5.6	$3.6

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$8.2	$9.2	$9.4
Income taxes (received) paid—net of refunds	$(1.8)	$(2.0)	$7.0

Non-cash financing activities:
Restricted stock issued in connection with compensation plans	$0.3	$0.8	$—
Equipment acquired with capital lease obligations	$—	$3.4	$—
Liabilities assumed in connection with asset acquisitions	$—	$—	$2.2

see notes to consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

(In Millions, Except Share and Per Share Data)

1.    ACCOUNTING POLICIES AND PROCEDURES

Organization—Huttig Building Products, Inc. and subsidiaries (the “Company” or “Huttig”) is a distributor of doors, windows, mouldings and related building products in the United States and operates one finished lumber production facility. The Company distributes its products through 56 distribution centers serving 46 states, principally for new residential construction and renovation.

Principles of Consolidation—The consolidated financial statements include the accounts of Huttig Building Products, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Revenue Recognition—Revenues are generally recorded when title passes to the customer, which occurs upon delivery of product, or when services are rendered less an allowance for returns and customer rebates. Returned products for which the Company assumes responsibility are estimated based on historical returns and are accrued as a reduction of sales and cost of sales at the time of the original sale. Customer rebates relate to the customer’s purchasing activities and are primarily recognized at the time the related revenue is earned.

Use of Estimates—The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates.

Cash and Equivalents—The Company considers all liquid interest-earning investments with a maturity of three months or less at the date of purchase to be cash equivalents. The carrying value of cash and equivalents approximates their fair value.

Accounts Receivable—Trade accounts receivable consist of amounts owed for orders shipped to customers and are stated net of an allowance for doubtful accounts. Huttig’s corporate management establishes an overall credit policy for sales to customers and is responsible for all credit decisions. The reserve for bad debt is determined based on a number of factors including when customer accounts exceed 90 days past due, credit strength of the customer and in certain cases whether a property lien or other type of security is on the past due amount. Huttig’s credit policies, together with monitoring of customer balances, have resulted in average bad debt expense of approximately 0.2% of net sales during the last three years.

Inventories—Inventories are stated at the lower of cost or market. Substantially all of the Company’s inventory is finished goods. Approximately 77% and 72% of inventories were determined by using the LIFO (last in, first out) method of inventory valuation as of December 31, 2002 and 2001, respectively; the remainder were determined by the FIFO (first in, first out) method. Had the Company used the FIFO method of inventory valuation for all inventories, net income would have increased by $0.2 million in 2002 and would have decreased by $1.7 million in both 2001 and 2000. During 2002, the LIFO inventory quantities increased, resulting in an increase to the existing LIFO bases, the effect of which decreased net income by $0.2 million. During 2001 and 2000, the LIFO inventory quantities were reduced, resulting in a partial liquidation of the LIFO bases, the effect of which increased net income by $1.7 million in both years. The replacement cost would be higher than the LIFO valuation by $7.9 million in 2002 and $7.8 million in 2001.

Property, Plant and Equipment—Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets. Buildings and improvements lives range from 3 to 25 years. Machinery and equipment lives range from 3 to 10 years.

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Assets—The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002. Under SFAS No. 142, goodwill is no longer amortized but is reviewed for impairment annually, or more frequently if certain indicators arise. In addition, the statement requires reassessment of the useful lives of previously recognized intangible assets. See Note 2, “Goodwill and Acquisitions” for additional information.

Valuation of Long-Lived Assets—The Company periodically evaluates the carrying value of its long-lived assets, including intangible and other tangible assets, when events and circumstances warrant such a review. The carrying value of long-lived assets is considered impaired when the anticipated undiscounted cash flows from such assets are less than the carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved.

Shipping—Costs associated with shipping products to the Company’s customers are charged to operating expense. Shipping costs were $29.1 million, $31.7 million and $33.4 million in 2002, 2001 and 2000, respectively.

Income Taxes—Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes using currently enacted tax rates.

Net Income Per Share—Basic net income per share is computed by dividing income available to common stockholders by weighted average shares outstanding. Diluted net income per share reflects the effect of all other outstanding common stock equivalents using the treasury stock method.

Accounting For Stock-Based Compensation—SFAS No. 123, Accounting for Stock-Based Compensation, sets forth a fair value based method of recognizing stock-based compensation expense. As permitted by SFAS No. 123, the Company has elected for the year ended December 31, 2002 to apply APB No. 25, Accounting for Stock Issued to Employees, to account for its stock-based compensation plans.

Concentration of Credit Risk—The Company is engaged in the distribution of building materials throughout the United States. The Company grants credit to customers, substantially all of whom are dependent upon the construction economic sector. The Company continuously evaluates its customers’ financial condition but does not generally require collateral. The concentration of credit risk with respect to trade accounts receivable is limited due to the Company’s large customer base located throughout the United States. The Company maintains an allowance for doubtful accounts based upon the expected collectibility of its accounts receivable.

Accounting for Derivative Instruments and Hedging Activities—Effective January 1, 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB Statement No. 133, and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, which established accounting and reporting standards for derivative instruments, including certain derivative instruments used for hedging activities. All derivative instruments, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income (“OCI”) and are recognized in the statement of income when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. If the derivative is not designated as a hedge for accounting purposes, changes in fair value are immediately recognized in earnings.

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The adoption of SFAS No. 133 on January 1, 2001 resulted in an increase to non-current liabilities of $2.8 million and a cumulative pre-tax reduction to OCI of $2.8 million ($1.8 million after-tax). Of the reduction to OCI at January 1, 2001, $1.4 million is related to the two interest rate swaps that have not been designated as hedges for accounting purposes. Of this amount, $0.1 million will be reclassified into earnings during the first five months of 2003.

For the years ended December 31, 2002 and 2001, a total unrealized gain (loss) on derivatives of $1.1 million and ($1.8) million, respectively, was recorded after operating profit. This includes ($0.5) million and ($0.8) million that was amortized from OCI in 2002 and 2001, respectively, and $1.6 million and ($1.0) million in 2002 and 2001, respectively, related to the change in fair value on the two interest rate swaps that do not qualify as hedges for accounting purposes. The interest rate swap that is designated as a cash flow hedge was determined to be highly effective and substantially all of the change in the fair value was charged to OCI. At December 31, 2002 and 2001, liabilities include the fair value of these swaps of $1.6 million and $4.5 million, respectively, and shareholders’ equity includes $0.6 million and $1.7 million net of tax which is recorded as OCI. Fair value was determined by using discounted cash flows based on estimated forward 90-day LIBOR rates through the date of maturity, May 2003, on the swaps.

There is no impact on cash flow as a result of the accounting treatment required by SFAS No. 133 for the three interest rate swap agreements. The Company intends to let these interest rate swaps expire in May 2003.

Reclassifications—Certain prior year amounts have been reclassified to conform to the current year presentation.

New Accounting Pronouncements—In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. This statement establishes a single accounting model for the impairment or disposal of long-lived assets and broadens the presentation of discontinued operations. The Company adopted this statement effective January 1, 2002, and the adoption did not have a material impact on its consolidated financial statements.

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement rescinds, updates, clarifies and simplifies existing accounting pronouncements. Among other things, the statement rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Under SFAS No. 145, the criteria in Accounting Principles Board (APB) No. 30 will now be used to classify those gains and losses. The Company has adopted SFAS No. 145, and therefore separately recorded the write-off of unamortized loan fees associated with its previous credit facility as a component of other income (expense) in 2002. Also, the Company reclassified the extraordinary item for the write-off of unamortized loan fees to other income (expense) in 2000 in the amount of $0.5 million, net of a $0.3 million tax benefit.

In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability has been incurred. Adoption of this statement is required for exit or disposal activities initiated after December 31, 2002. Previously issued financials statements will not be restated. This Statement will impact the timing of exit or disposal activities reported by the Company after adoption.

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, which is required to be adopted in fiscal years beginning after December 15, 2002. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

Effective November 22, 2002, the Emerging Issues Task Force (“EITF”) reached a consensus regarding EITF Issue No. 02-16, Accounting by a Customer, Including a Reseller, for Cash Consideration Received from a Vendor. This consensus requires that payments from a vendor be classified as a reduction to the price of the vendor’s goods and taken as a reduction to cost of sales unless the payments are (1) reimbursements for costs incurred to sell the product or (2) payments for assets or services provided. The consensus also requires that payments from a vendor be recognized as a reduction to cost of sales on a rational and systematic basis. This consensus became effective for the Company on January 1, 2003. The Company currently recognizes vendor payments as a reduction to cost of sales, based on related purchase volume, and no change will be required by the Company in adopting this consensus, thereby having no material impact on the Company’s consolidated financial position or results of operations.

2.    GOODWILL AND ACQUISITIONS

The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002. Under SFAS No. 142, goodwill is no longer amortized but is reviewed for impairment annually, or more frequently if certain indicators arise. In addition, the statement requires reassessment of the useful lives of previously recognized intangible assets.

SFAS No. 142 prescribes a two-step process for impairment testing of goodwill. In the second quarter of 2002, the Company completed the first step of the transitional impairment test and the results indicated a potential impairment in the Company’s reporting unit that sells directly to homebuilders. The Company has identified three reporting units, two of which had goodwill. The second step of the impairment test was performed during the third quarter of 2002 and, based on discounted cash flow models, the carrying value of the reporting unit that sells directly to homebuilders exceeded its business enterprise value. An after-tax impairment charge of $12.8 million was recorded effective January 1, 2002, as a cumulative effect of a change in accounting principle based on the change in criteria for measuring impairment from an undiscounted to discounted cash flow method. During the fourth quarter of 2002, the Company performed the annual test for impairment of the Company’s reporting units and there was no additional impairment of goodwill.

Changes to goodwill during 2002, including the pre-tax effect of adopting SFAS No. 142 are as follows (in millions):

Balance at January 1, 2002, net of accumulated amortization	$34.3
Pre-tax write-off of goodwill recognized in cumulative effect adjustment	20.7

Balance at December 31, 2002, net of accumulated amortization	$13.6

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

With the adoption of SFAS No. 142, the Company ceased amortization of goodwill as of January 1, 2002. The following table presents the pro forma net income (loss) of the Company excluding the effects of goodwill amortization (in millions, except per share amounts):

	2002	2001	2000
Net Income (Loss):
Net income before cumulative effect of a change in accounting principle	$1.1	$5.7	$13.6
Cumulative effect of a change in accounting principle (net of tax)	(12.8)	—	—

Reported net income (loss)	(11.7)	5.7	13.6
Goodwill amortization (net of tax)	—	1.5	1.5

Adjusted net income (loss)	$(11.7)	$7.2	$15.1

Basic Income (Loss) Per Share:
Net income before cumulative effect of a change in accounting principle	$0.05	$0.28	$0.66
Cumulative effect of a change in accounting principle (net of tax)	(0.64)	—	—

Reported net income (loss)	(0.59)	0.28	0.66
Goodwill amortization (net of tax)	—	0.07	0.07

Adjusted net income (loss)	$(0.59)	$0.35	$0.73

Weighted Average Basic Shares Outstanding	19.7	20.3	20.6

Diluted Income (Loss) Per Share:
Net income before cumulative effect of a change in accounting principle	$0.05	$0.28	$0.66
Cumulative effect of a change in accounting principle (net of tax)	(0.64)	—	—

Reported net income (loss)	(0.59)	0.28	0.66
Goodwill amortization (net of tax)	—	0.07	0.07

Adjusted net income (loss)	$(0.59)	$0.35	$0.73

Weighted Average Diluted Shares Outstanding	19.8	20.4	20.6

The following table reflects the components of intangible assets that are being amortized, excluding goodwill (in millions):

	2002		2001
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Non-compete agreements	$3.6	$3.2	$3.5	$2.8
Trademarks	1.4	0.4	1.4	0.4

Total	$5.0	$3.6	$4.9	$3.2

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortization expense on intangible assets was $0.4 million, $0.5 million and $0.5 million for the years ended December 31, 2002, 2001 and 2000, respectively. The weighted average amortization period for the Company’s intangible assets was 7.2 years, 6.9 years and 7.4 years for the years ended December 31, 2002, 2001 and 2000, respectively. The following table sets forth the estimated amortization expense on intangible assets for the years ending December 31, (in millions):

2003	$0.3
2004	0.2
2005	0.1
2006	0.1
2007	0.1
Thereafter	0.6

During the first half of 2001, the Company acquired certain assets from Monarch Manufacturing, Inc. in Baltimore, Maryland and Hope Lumber and Supply Corporation in Kansas City, Missouri, for an aggregate purchase price of $1.2 million. In connection with the acquisition of Monarch Manufacturing, Inc., the Company recorded $0.1 million of goodwill.

3.    BUSINESS RESTRUCTURING

During the fourth quarter of 2001, the Company recorded $3.2 million of restructuring charges related to the closure of several historically under-performing branches, of which $1.1 million was recorded in cost of sales for the write-down of inventory to realizable value. Other components of the charge were $0.8 million for severance related costs and $1.3 million for facility and other shutdown-related costs. Severance costs relate to approximately 175 employees primarily at distribution center locations. Included in amounts charged against this restructuring reserve in 2001 were $0.5 million for inventory losses and $0.3 million for facility and other shutdown costs. During the first six months of 2002, the Company completed the closure of three facilities. During the third quarter, management decided not to close two branches which had originally been planned for closure. Consequently, the Company reversed $0.3 million of the restructuring reserve related to these two branches, the components of which were $0.1 million for severance and $0.2 million for facility and other shut-down related costs. The remaining balance was utilized during 2002.

During the fourth quarter of 2000, the Company recorded $2.1 million as a restructuring charge related to the termination of the Company’s distribution agreement with Andersen® Windows, of which $0.8 million was recorded in cost of sales. The charge was primarily for the downsizing of branch operations that previously distributed Andersen® products. At December 31, 2000, approximately $1.1 million remained in the reserve. The remaining balance was fully utilized during the first nine months of 2001.

4.    ALLOWANCE FOR DOUBTFUL ACCOUNTS

The allowance for doubtful trade accounts receivable as of December 31, 2002, 2001 and 2000 consists of the following (in millions):

	2002	2001	2000
Balance at beginning of year	$2.2	$1.6	$0.7
Provision charged to expense	1.5	2.4	1.9
Write-offs, less recoveries	(2.3)	(1.8)	(1.0)

Balance at end of year	$1.4	$2.2	$1.6

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    DEBT

Debt as of December 31, 2002 and 2001 consisted of the following (in millions):

	2002	2001
Revolving credit agreement	$65.0	$69.8
Capital lease obligations (see Note 8)	2.9	3.8

Total debt	67.9	73.6
Less current portion	0.9	0.9

Long-term debt	$67.0	$72.7

Credit Agreement—In August 2002, the Company entered into a new, three-year, $150.0 million Senior Secured Revolving Credit Facility (the “Credit Facility”) and repaid all outstanding borrowings under and terminated the Company’s former revolving credit facility. The Credit Facility consists of a revolving line of credit (“Revolving Credit”) that provides financing of up to $150.0 million, including up to $10.0 million of Letters of Credit, at a floating rate of either (a) LIBOR plus from 200 to 300 basis points or (b) the prime commercial lending rate of the agent (or, if greater, the federal funds rate plus 0.5%) plus from 25 to 125 basis points, in each case depending on the Company’s trailing average collateral availability. The Revolving Credit borrowing base shall not exceed the sum of (a) up to 85% of eligible domestic trade receivables and (b) up to the lesser of 65% of the cost of eligible inventory or 85% of the appraised net liquidation value of eligible inventory. The Company has agreed to pay a commitment fee in the range of 0.25% to 0.50% per annum on the average daily unused amount of the Revolving Credit commitment. All of the Company’s assets, except real property, collateralize borrowings under the Credit Facility. As of December 31, 2002, the Company had revolving credit borrowings of $65.0 million with $34.8 million of excess credit available under the Credit Facility.

Provisions of the Credit Facility contain various covenants which, among other things, limit the Company’s ability to incur indebtedness, incur liens, make certain types of acquisitions, declare or pay dividends or make restricted payments, consolidate, merge or sell assets. They also contain financial covenants tied to the Company’s borrowing base. If the borrowing base exceeds the Company’s actual outstanding borrowing and pre-established reserve levels by less than $25.0 million, the Company must maintain or meet a 1.25 to 1.0 minimum fixed charge ratio (defined as (a) EBITDA—as defined in the Credit Facility agreement—less capital expenditures less cash taxes plus cash rent expense divided by (b) cash interest expense plus scheduled debt repayments plus cash rent expense). Also, the Company must not permit its revolving availability under the Credit Facility to drop below $10.0 million.

As a result of entering into the Credit Facility, the Company capitalized $1.6 million of debt issuance costs that are being amortized over the life of the facility. In addition, $0.9 million of unamortized costs associated with the previous facility were written off and included as a component of other expense on the statement of operations.

At December 31, 2002, the Company had three interest rate swap agreements, which expire in May 2003, with a total notional principal amount of $80.0 million. These swap agreements, in conjunction with the Credit Facility at December 31, 2002, effectively provide for a fixed weighted average rate of 7.15% plus the applicable spread over LIBOR as determined by the amount of collateral availability on $80.0 million of the Company’s outstanding revolving credit borrowings. When actual borrowings under the facility are less than the notional amount of the interest rate swaps, the Company incurs an expense equal to the difference between $80.0 million and the actual amount borrowed, multiplied by the difference between the fixed rate on the interest rate swap agreement and the 90-day LIBOR rate.

At December 31, 2002, the Company had letters of credit outstanding under the Credit Facility totaling $5.6 million.

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Maturities—At December 31, 2002, the aggregate scheduled maturities of debt are as follows (in millions):

2003	$ 0.9
2004	0.8
2005	65.7
2006	0.4
2007	0.1

Total	$67.9

The estimated fair value of the Company’s debt approximates book value since the interest rates on nearly all of the outstanding borrowings are frequently adjusted.

6.    PREFERRED SHARE PURCHASE RIGHTS

In December 1999, the Company adopted a Shareholder Rights Plan. The Company distributed one preferred share purchase right for each outstanding share of common stock at December 16, 1999. The preferred rights were not exercisable when granted and may only become exercisable under certain circumstances involving actual or potential acquisitions of the Company’s common stock by a person or affiliated persons. Depending upon the circumstances, if the rights become exercisable, the holder may be entitled to purchase shares of the Company’s Series A Junior Participating Preferred Stock. Preferred shares purchasable upon exercise of the rights will not be redeemable. Each preferred share will be entitled to preferential rights regarding dividend and liquidation payments, voting power, and, in the event of any merger, consolidation or other transaction in which common shares are exchanged, preferential exchange rate. The rights will remain in existence until December 6, 2009 unless they are earlier terminated, exercised or redeemed. The Company has authorized 5 million shares of $0.01 par value preferred stock of which 250 thousand shares have been designated as Series A Junior Participating Preferred Stock.

7.    STOCK REPURCHASE AUTHORIZATION

In October 2002, the Company’s Board of Directors authorized a new $5.0 million stock repurchase program that expires in October 2003. During 2002, the Company repurchased approximately 0.3 million shares of its common stock for an aggregate purchase price of approximately $0.8 million under the new program at an average cost of $3.05 per share. Under the prior repurchase program, which expired by its terms in August 2002, the Company repurchased approximately 1.1 million shares of common stock for an aggregate purchase price of approximately $6.7 million. Of these shares purchased in 2001, the Company purchased 790,484 shares from The Rugby Group Limited, the Company’s largest shareholder, for a cash purchase price of $4.7 million, or a per share price of $5.99, the closing price on the New York Stock Exchange of our common stock on the date of its repurchase agreement with Rugby. As part of the repurchase agreement with Rugby, the repurchase of these shares did not affect Rugby’s existing right to nominate up to three members of the Board of Directors under the registration rights agreement with Rugby entered into as part of the acquisition of Rugby Building Products. Repurchased shares are held as treasury stock and are available for use in connection with employee benefit plans and other general corporate purposes. At December 31, 2002, the Company had $4.2 million remaining under the current stock repurchase authorization.

8.    COMMITMENTS AND CONTINGENCIES

The Company leases with various third parties certain of its vehicles, equipment and warehouse and manufacturing facilities under capital and non-cancelable operating leases with various terms. Certain leases

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

contain renewal or purchase options. Future minimum payments, by year, and in the aggregate, under these leases with initial or remaining terms of one year or more consisted of the following at December 31, 2002 (in millions):

	Capital Leases	Non-cancelable Operating Leases	Minimum Sublease Income	Net
2003	$1.1	$11.8	$1.2	$10.6
2004	0.9	9.4	0.6	8.8
2005	0.8	7.8	0.4	7.4
2006	0.4	6.1	0.2	5.9
2007	0.1	4.9	—	4.9
Thereafter	—	15.5	—	15.5

Total minimum lease payments	3.3	$55.5	$2.4	$53.1

Amount representing interest	(0.4)

Present value of minimum lease payments	$2.9

The weighted average interest rate for capital leases is 6.7%. These obligations mature in varying amounts through 2016. Rental expense for all operating leases was $17.1 million, $17.7 million and $15.3 million in 2002, 2001 and 2000, respectively.

The cost of assets capitalized under leases is as follows at December 31, 2002 and 2001 (in millions):

	2002	2001
Land, buildings and improvements	$5.7	$5.7
Less accumulated depreciation	2.5	1.6

Cost of leased assets—net	$3.2	$4.1

The Company carries insurance policies on insurable risks with coverage and other terms that it believes to be appropriate. The Company generally has self-insured retention limits and has obtained fully insured layers of coverage above such self-insured retention limits. Accruals for self-insurance losses are made based on claims experience. Liabilities for existing and unreported claims are accrued for when it is probable that future costs will be incurred and can be reasonably estimated.

In March 2002, the Company agreed to settle an asbestos-related product liability lawsuit and recorded $0.9 million for the settlement and related legal costs.

In April 2002, the Company filed a lawsuit against The Rugby Group Ltd., the Company’s principal stockholder, and Rugby IPD Corp., a subsidiary of The Rugby Group Ltd., alleging that they breached their contractual obligations to indemnify and defend Huttig against asbestos-related liabilities and claims arising out of the business that was acquired by Rugby Building Products, Inc. in 1994. There can be no assurance at this time that Huttig will recover any of its costs related to past or future asbestos-related claims from insurance carriers or from The Rugby Group or that such costs will not have a material adverse effect on Huttig’s business or financial condition.

The Company is subject to federal, state and local environmental protection laws and regulations. The Company’s management believes the Company is in compliance, or is taking action aimed at assuring

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

compliance, with applicable environmental protection laws and regulations. However, there can be no assurance that future environmental liabilities will not have a material adverse effect on the consolidated financial condition or results of operations.

The Company has been identified as a potentially responsible party in connection with the clean up of contamination at a formerly owned property in Montana that was used for the manufacture of wood windows. The Company is voluntarily remediating this property under the oversight of and in cooperation with the Montana Department of Environmental Quality (“DEQ”) and are complying with a 1995 unilateral administrative order of the DEQ to complete a remedial investigation and feasibility study. The state agency has issued its final risk assessment of this property and the Company has submitted a work plan for conducting a feasibility study to evaluate alternatives for cleanup. When the DEQ approves the work plan, the Company will conduct the feasibility study, which will evaluate several potential remedies, including continuation or enhancement of remedial measures already in place and operating. The DEQ then will select a final remedy, publish a record of decision and negotiate with the Company for an administrative order of consent on the implementation of the final remedy. The Company’s management currently believes that this process may take several more years to complete and intends to continue monitoring and remediating the site, evaluating cleanup alternatives and reporting regularly to the DEQ during this interim period. Based on experience to date in remediating this site, management of the Company does not believe that the scope of remediation that the DEQ ultimately determines will have a materially adverse effect on our results of operations or financial condition in excess of those amounts already accrued. Until the DEQ selects a final remedy, however, the Company can give no assurance as to the scope or cost to us of the final remediation order.

In addition, some of the Company’s current and former distribution centers are located in areas of current or former industrial activity where environmental contamination may have occurred, and for which the Company, among others, could be held responsible. There have been no contacts with any environmental agency regarding any potential site cleanup or remediation related to any current or former properties. The Company’s management currently believes that there are no material environmental liabilities at any of its distribution center locations.

9.    EMPLOYEE BENEFIT PLANS

Defined Benefit Plans—The Company participates in several multi-employer pension plans that provide benefits to certain employees under collective bargaining agreements. Total contributions to these plans were $0.7 million, $0.6 million, and $0.6 million in 2002, 2001 and 2000, respectively.

Health Benefits Plans—Employees hired before January 1, 1992 were eligible for postretirement medical and life insurance benefits if they met minimum age and service requirements. At December 16, 1999, the Company agreed to pay 50% of any premium or cost of postretirement medical and life insurance benefits for its current retirees between the ages of 55 and 65. All other employees not currently qualified will not receive postretirement medical and life insurance benefits.

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the amounts recognized in the Company’s balance sheet at December 31, 2002, 2001 and 2000 for the Company sponsored postretirement benefit plan (in millions):

	2002	2001	2000
Change in benefit obligation:
Benefit obligation at beginning of year	$0.5	$0.3	$0.3
Plan participant contributions	0.1	0.1	0.1
Amendments	(0.1)	—	—
Actuarial loss	—	0.4	0.2
Benefits paid	(0.3)	(0.3)	(0.3)

Benefit obligation at end of year	$0.2	$0.5	$0.3

Funded status	$(0.2)	$(0.5)	$(0.3)
Unrecognized net actuarial gain	(0.3)	(0.5)	(1.2)
Unrecognized prior service cost	(0.1)	—	—

Accrued postretirement benefit liability	$(0.6)	$(1.0)	$(1.5)

Discount rate	6.50%	7.25%	7.75%

Components of net periodic benefit costs
Recognized actuarial gain	$(0.2)	$(0.2)	$(0.3)

Net periodic benefit credit	$(0.2)	$(0.2)	$(0.3)

In 2002, the cost of covered healthcare benefits was assumed to increase 9.0%, and then decrease gradually to an annual growth rate of 5.0% by 2007 and remain at that level thereafter. In 2001, the cost of covered healthcare benefits was assumed to increase 10.0%, and then to decrease gradually to 5.0% by 2007 and remain at that level thereafter. In 2000, the cost of covered healthcare benefits was assumed to increase 7.5%, and then to decrease gradually to 5.0% by 2006 and remain at that level thereafter. A one percentage point change in the assumed healthcare cost rate would not have a material effect on the total service and interest cost components or on the post retirement benefit obligation.

Defined Contribution Plans—The Company sponsors a qualified defined contribution plan covering substantially all its employees. The plan provides for Company matching contributions based upon a percentage of the employee’s voluntary contributions. The Company’s matching contributions were $1.8 million, $1.8 million and $1.9 million in 2002, 2001 and 2000, respectively.

During 2002, the Company established a nonqualified deferred compensation plan to allow for the deferral of employee voluntary contributions that are limited under the Company’s existing qualified defined contribution plan. The plan provides for deferral of up to 50% of an employee’s total compensation and matching contributions based upon a percentage of the employee’s voluntary contributions. During 2002 and 2001, there were no material matching contributions made to this plan.

10.  STOCK AND INCENTIVE COMPENSATION PLANS

1999 Stock Incentive Plan

The Company’s 1999 Stock Incentive Plan authorizes the issuance of the lesser of 7% of the issued and outstanding stock of the Company or up to 2 million shares of common stock under the Plan. The Plan allows the

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company to grant awards to key employees including restricted stock awards, stock options and stock appreciation rights, subject primarily to the requirement of continuing employment. The awards under this Plan are available for grant over a period of ten years from the date on which the Plan was adopted, but the grants may vest beyond the ten-year period. Stock options issued by the Company become exercisable for up to 50% of the shares one year after grant, 75% two years after grant, and 100% three years after grant, and expire ten years from the date of grant. The exercise price of stock options may not be less than the fair market value of the common stock at the date of grant. In 2001, the Company granted 371,800 options with exercise prices ranging from $4.34 to $4.85 and in 2000, the Company granted 895,500 options with exercise prices ranging from $4.29 to $4.73.

The Company is authorized to grant shares of restricted stock to employees under the 1999 Stock Incentive Plan. No monetary consideration is paid by employees who receive restricted stock. Restricted stock can be granted with or without performance restrictions. In 2001, the Company granted 30,000 shares of restricted stock under the 1999 Stock Incentive Plan at a market value of $4.38 per share. In 2000, the Company granted 65,000 shares of restricted stock under the 1999 Stock Incentive Plan at a market value of $4.25 per share. The total market value of the shares granted were recorded as unearned compensation in the Statement of Shareholders’ Equity. The unearned compensation is being amortized to expense over a five-year vesting period.

2001 Stock Incentive Plan

The Company’s Amended and Restated 2001 Stock Incentive Plan authorizes the issuance of up to 1,000,000 shares of the issued and outstanding common stock of the Company. The Plan allows the Company to grant awards to key employees including restricted stock awards and stock options, subject primarily to the requirement of continued employment. The awards under this Plan are available for grant until the Board of Directors terminates the Plan. Stock options issued by the Company are exercisable for up to 50 % of the shares one year after grant, 75% two years after grant, and 100% three years after grant, and expire ten years from the date of grant. The exercise price of stock options may not be less than the fair market value of the common stock at the date of grant. In 2002, the Company granted 322,000 options with an exercise price of $5.875 per share.

The Company is authorized to grant shares of restricted stock to employees under the 2001 Stock Incentive Plan. No monetary consideration is paid by employees who receive restricted stock. Restricted stock can be granted with or without performance restrictions. In 2002, the Company granted 30,000 shares of restricted stock under the 2001 Stock Incentive Plan at a market value of $5.875 per share. The total market value of the shares granted were recorded as unearned compensation in the Statement of Shareholders’ Equity. The unearned compensation is being amortized to expense over a five-year vesting period.

EVA Incentive Compensation Plan

The Company’s EVA Incentive Compensation Plan (the “EVA Plan”) is intended to maximize shareholder value by aligning management’s interests with those of shareholders by rewarding management for sustainable and continuous improvement in operating results. Participants in the EVA Plan may elect to allocate 50% of their incentive award to a stock subaccount. Participants who make this election will have restricted shares granted to them with a two year vesting period, with the restrictions lapsing evenly each year. The number of restricted shares issued is calculated by dividing the cash award by the fair market value of the Company’s stock at the date by which participant elections must be submitted for that plan year. If the participant does not make this election, 100% of the participant’s EVA award is allocated to a cash account. Each participant with a positive aggregate account balance will receive an annual payout of a specified percentage of his or her account, with the standard payout percentage being one-third each year. A participant’s entire cash subaccount balance will become payable

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and his or her restricted stock will fully vest upon normal retirement at age 65, death, disability or a change in control (as defined in the EVA Plan). In 2002, the Company granted 14,577 shares of restricted stock under the EVA Plan at a market value of $4.28 per share. In 2001, the Company granted 154,938 shares of restricted stock under the EVA Plan at a market value of $4.38 per share. Expense recorded under the EVA Plan was $0.2 million, ($0.2) million and $3.6 million in 2002, 2001 and 2000, respectively.

Non-Employee Directors’ Restricted Stock Plan

Certain non-employee directors receive shares of restricted stock for the portion of their annual retainer that exceeds five thousand dollars. The shares are issued each year after the Company’s annual meeting, are forfeitable if the director ceases to remain a director until the Company’s next annual meeting and may not be sold for a period of five years or until the director leaves the board. The number of restricted shares issued is determined by dividing the amount of the retainer that exceeds five thousand dollars by the fair market value of stock on the date of issuance. In 2002, a total of 3,460 shares were issued to four non-employee directors. In 2001, a total of 9,440 restricted shares were issued to four non-employee directors. Non-employee directors also have received ad hoc grants of stock options exercisable at the fair market value at the date of grant. During 2001, 80,000 stock options were issued and become exercisable for up to 50% of the shares one year after grant, 75% two years after grant, and 100% three years after grant.

Accounting For Stock-Based Compensation

SFAS No. 123, Accounting for Stock-Based Compensation, sets forth a fair value based method of recognizing stock-based compensation expense. As permitted by SFAS No. 123, the Company has elected to apply APB No. 25, Accounting for Stock Issued to Employees, to account for its stock-based compensation plans.

Had the compensation cost for these plans been determined according to SFAS No. 123, the Company’s net income (loss) and earnings (loss) per share would have been the following pro forma amounts for the years ended December 31, 2002, 2001 and 2000:

	2002	2001	2000
	(Millions of dollars, except per share amounts)
Net Income (Loss)
As reported	$(11.7)	$5.7	$13.6
Pro forma	(12.2)	5.2	13.2

Basic EPS
As reported	$(0.59)	$0.28	$0.66
Pro forma	(0.62)	0.26	0.64

Diluted EPS
As reported	$(0.59)	$0.28	$0.66
Pro forma	(0.62)	0.26	0.64

Pro forma disclosures are not likely to be representative of the effects on reported net income for future years.

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For purposes of the pro forma disclosure, the fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2002	2001	2000
Assumptions:
Volatility	38%	41%	45%
Risk-free interest rate	3.0%	4.4%	4.9%
Dividend yield	0%	0%	0%
Expected life of options (years)	5	5	5
Weighted average fair value of options granted	$2.24	$1.85	$1.98

The following table summarizes the stock option transactions pursuant to the Company’s stock incentive plans for the three years ended December 31, 2002:

	Shares (000’s)	Weighted Average Exercise Price Per Share
Options outstanding at January 1, 2000	—	$—
Granted	896	4.34
Exercised	—	—
Forfeited	(94)	4.29

Options outstanding at December 31, 2000	802	4.35

Granted	452	4.37
Exercised	(6)	4.29
Forfeited	(46)	4.29

Options outstanding at December 31, 2001	1,202	4.36

Granted	322	5.88
Exercised	(113)	4.51
Forfeited	(79)	4.59

Options outstanding at December 31, 2002	1,332	4.70

Shares available for grant at December 31, 2002	786

The following table summarizes information about stock options outstanding at December 31, 2002:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
Range of Exercise Price	Number Outstanding (000’s)	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable (000’s)	Weighted Average Exercise Price
$4.29 – $4.85	1,010	7.5	$4.33	651	$4.32
$5.875	322	9.1	$5.875	—	—

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.    INCOME TAXES

A reconciliation between income taxes based on the application of the statutory federal income tax rate to income taxes as set forth in the consolidated statements of income follows:

	2002	2001	2000
Federal statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in taxes resulting from:
State and local taxes	5.0	3.8	2.8
Nondeductible items and other	(2.3)	(0.8)	0.8

Effective income tax rate	37.7%	38.0%	38.6%

Deferred income taxes at December 31, 2002 and 2001 are comprised of the following (in millions):

	2002		2001
	Assets	Liabilities	Assets	Liabilities
Accelerated depreciation	$—	$4.6	$—	$3.8
Goodwill	6.9	—	—	—
Purchase price book and tax basis differences	4.8	—	5.3	—
Inventory related	—	4.3	—	2.9
Insurance related	1.3	—	1.0	—
Employee benefits related	0.7	—	1.0	—
Unrealized loss on SFAS No. 133 related liabilities	0.6	—	1.8	—
Other accrued liabilities	0.9	—	2.3	—
Other	1.3	—	1.2	—

Total	$16.5	$8.9	$12.6	$6.7

The total deferred income tax assets (liabilities) as presented in the accompanying consolidated balance sheets are as follows (in millions):

	2002	2001
Net current deferred taxes	$(4.0)	$(1.3)
Net long-term deferred taxes	11.5	7.2

The provision for income taxes is composed of the following (in millions):

	2002	2001	2000
Current:
U.S. Federal tax	$(4.1)	$1.7	$2.3
State and local tax	(0.6)	0.3	0.3

Total current	(4.7)	2.0	2.6
Deferred:
U.S. Federal tax	4.6	1.3	5.3
State and local tax	0.7	0.2	0.6

Total deferred	5.3	1.5	5.9

Total income tax	$0.6	$3.5	$8.5

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.    SALES BY PRODUCT

The Company operates in one business segment, the distribution of building materials used principally in new residential construction and in home improvement, remodeling and repair work. The Company’s current product offerings qualify for aggregation under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, as its products are manufactured and distributed in the same manner, have similar long-term gross margins and are sold to the same customer base. The Company derives substantially all of its revenues from domestic customers. The following table presents the Company’s net sales by product (in millions):

	2002	2001	2000
Doors	$316.8	$333.8	$364.1
Millwork	168.1	167.2	287.2
Wood Products	164.5	183.6	182.4
Weatherization and Metal Products	141.5	174.5	152.3
General Building Products	80.3	86.0	86.9

Total Net Sales	$871.2	$945.1	$1,072.9

13.    BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of net income (loss) per basic and diluted share (net income (loss) amounts in millions, share amounts in thousands, per share amounts in dollars):

	2002	2001	2000
Net income (loss) (numerator)	$(11.7)	$5.7	$13.6

Weighted average number of basic shares outstanding (denominator)	19,697	20,335	20,584

Net income (loss) per basic share	$(0.59)	$0.28	$0.66

Weighted average number of basic shares outstanding	19,697	20,335	20,584

Common stock equivalents for diluted common shares outstanding	78	84	13

Weighted average number of diluted shares outstanding (denominator)	19,775	20,419	20,597

Net income (loss) per diluted share	$(0.59)	$0.28	$0.66

At December 31, 2002, stock options to purchase approximately 1,332,300 shares were not dilutive and therefore, were not included in the computations of diluted income (loss) per share amounts.

14.    MANAGEMENT CHANGE AND TERMS OF SEPARATION

On March 5, 2003, Barry J. Kulpa resigned his employment as the Company’s President and Chief Executive Officer and a member of the Company’s Board of Directors, and Michael A. Lupo was appointed interim President and Chief Executive Officer. The Company entered into a resignation agreement with Mr. Kulpa on that date entitling him to receive (i) payment in full of any accrued but unpaid salary and payment

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

for any accrued vacation, (ii) reimbursement for any previously unreimbursed Huttig-related business expenses, (iii) severance pay in the form of salary continuation, at a rate equal to his current base salary of $420,000 per year, during the period from March 5, 2003 through March 31, 2005, (iv) continued participation through March 31, 2005 (or, if earlier, until Mr. Kulpa commences other employment) in the Company’s health, life and disability insurance plans, with Huttig paying the portion of the plan costs that it would have paid if Mr. Kulpa had continued as an employee, (v) all of his compensation and benefits, to the extent accrued and vested through March 5, 2003, under the Company’s benefit plans and programs, (vi) continued use of a company-leased car through March 31, 2005, and (vii) the right to exercise his stock options that were vested as of March 5, 2003 until June 29, 2005. The present value of these severance benefits, recorded in the first quarter of 2003, is approximately $0.9 million.

The resignation agreement also contains a general release by Mr. Kulpa of all claims against Huttig and the Company’s related parties. Mr. Kulpa is obligated under the agreement to refrain from disclosing the Company’s confidential information, to consult with the Company through March 31, 2005 if requested to do so and to cooperate with the Company in any litigation or other legal proceedings. The agreement provides that Mr. Kulpa shall not disparage the Company or the Company’s officers or directors or take any action that a reasonable person would expect to impair the goodwill, business reputation or good name of Huttig. The resignation agreement also terminates Mr. Kulpa’s Employment/Severance Agreement with the Company dated as of October 18, 1999.

15.    SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table provides selected consolidated financial information on a quarterly basis for each quarter of 2002 and 2001. The Company’s business is seasonal and particularly sensitive to weather conditions. Interim amounts are therefore subject to significant fluctuations (in millions, except per share data).

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2002
Net sales	$215.6	$220.7	$234.0	$200.9	$871.2
Gross profit	42.2	40.8	46.5	39.0	168.5
Operating profit	0.8	0.1	8.2	1.8	10.9
Net income (loss) before a change in accounting principle	(0.6)	(1.5)	3.2	—	1.1
Net income (loss)	(13.4)	(1.5)	3.2	—	(11.7)
Basic and diluted net income (loss) per share before cumulative effect of a change in accounting principle	(0.03)	(0.07)	0.16	—	0.05
Loss per share from a change in accounting principle	(0.64)	—	—	—	(0.64)

Basic and diluted net income (loss) per share	(0.67)	(0.07)	0.16	—	(0.59)

2001
Net sales	$217.6	$249.3	$256.7	$221.5	$945.1
Gross profit	45.3	52.7	52.1	45.1	195.2
Operating profit	2.9	10.3	7.5	0.3	21.0
Net income (loss)	(0.1)	4.7	2.3	(1.2)	5.7
Basic and diluted net income (loss) per share	(0.01)	0.23	0.11	(0.06)	0.28

In the third quarter of 2002, the Company recorded an after-tax non-cash charge of $12.8 million due to the cumulative effect of a change in accounting principle related to the write-off of goodwill under SFAS No. 142. The charge was effective as of January 1, 2002, as such the Company has restated earnings in the first quarter of 2002 as noted above.

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10—DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 will be contained in the Company’s Definitive Proxy Statement for its 2003 Annual Meeting of Shareholders under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

ITEM 11—EXECUTIVE COMPENSATION

The information required by Item 11 will be contained in the Company’s Definitive Proxy Statement for its 2003 Annual Meeting of Shareholders under the captions “Election of Directors” and “Executive Compensation,” and is incorporated herein by reference.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Except as set forth below, the information required by Item 12 will be contained in the Company’s Definitive Proxy Statement for its 2003 Annual Meeting of Shareholders under the captions “Beneficial Ownership of Common Stock by Directors and Management” and “Principal Stockholders of the Company” and is incorporated herein by reference.

Equity Compensation Plan Information

The following table presents information, as of December 31, 2002, for equity compensation plans under which Huttig’s equity securities are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,252,300		$4.73	786,234	(1)
Equity compensation plans not approved by security holders(2)	80,000	(3)	$4.34	0

Total	1,332,300		$4.70	786,234

(1)	To the extent such shares are not issued pursuant to future option grants, 698,269 of such shares are available for issuance in the form of awards of restricted stock under the Company’s 1999 Stock Incentive Plan and Amended and Restated 2001 Stock Incentive Plan and 87,965 of such shares are available for awards under the Company’s 1999 Non-Employee Director Restricted Stock Plan.
(2)	As of December 31, 2002, includes written option agreements providing for option grants to certain of the Company’s non-employee directors (see footnote (3) below).
(3)	Includes options to purchase 20,000 shares at a per share exercise price of $4.34 granted on January 22, 2001 to each of Messrs. Bigelow, Forté, Gardner and Tullis, all of whom except Mr. Tullis are directors of the Company. Mr. Tullis resigned from the Board of Directors effective January 23, 2003. Each of these options vests 50% on the first anniversary on the date of grant, an additional 25% on the second anniversary and the remaining 25% on the third anniversary.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 will be contained in the Company’s Definitive Proxy Statement for its 2003 Annual Meeting of Shareholders under the caption “Certain Relationships and Related Transactions,” and is incorporated herein by reference.

PART IV

ITEM 14—CONTROLS AND PROCEDURES

Within the 90 day period prior to the date of filing this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our Disclosure Committee and our management, including our interim Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities and Exchange Act of 1934). Based upon that evaluation, our interim Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in all material respects in (a) causing information required to be disclosed by us in reports that we file or submit under the Securities and Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (b) causing such information to be accumulated and communicated to our management, including our interim Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Subsequent to the date of our most recent evaluation, there have been no significant changes in our internal controls or in other factors that could significantly affect internal controls, nor were any corrective actions required with regard to significant deficiencies or material weaknesses.

Control systems must reflect resource constraints and be cost-effective, can be undercut by simple errors and misjudgments, and can be circumvented by individuals within an organization. Because of these and other inherent limitations in all control systems, no matter how well they are designed, our disclosure controls and procedures and internal controls can provide reasonable, but not absolute, protection from error and fraud.

ITEM 15—EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this report:

1.	Financial Statements:

Independent Auditors’ Report

Consolidated Balance Sheets as of December 31, 2002 and 2001

Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2002, 2001 and 2000

Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000

Notes to Consolidated Financial Statements

2.	Exhibits:

2.1

Distribution Agreement dated December 6, 1999 between Crane Co. and the company. (Incorporated by reference to Exhibit No. 2.1 of Amendment No. 4 to the company’s Registration Statement on Form 10 (File No. 1-14982) filed with the Commission on December 6, 1999 (the “Form 10”).)

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

3.2

Bylaws of the company as amended as of July 22, 2002. (Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (the “June 30, 2002 Form 10-Q”) filed with the Commission on August 14, 2002.)

4.1

Rights Agreement dated December 6, 1999 between the company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent. (Incorporated by reference to Exhibit 4.1 to the company’s Annual Report on Form 10-K for the year ended December 31, 1999 (the “1999 Form 10-K”).)

4.2

Amendment No. 1 to Rights Agreement between the company and ChaseMellon Shareholders Services, L.L.C. (Incorporated by reference to Exhibit 4.4 to the company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (the “March 31, 2000 Form 10-Q”).)

4.3

Credit Agreement dated August 12, 2002 by and among the company, certain of its domestic subsidiaries, JPMorgan Chase Bank as agent, and the lending institutions named therein. (Incorporated by reference to Exhibit 4.1 to the June 30, 2002 Form 10-Q.)

4.4	Certificate of Designations of Series A Junior Participating Preferred Stock of the company. (Incorporated by reference to Exhibit 4.6 to the 1999 Form 10-K .)

10.1	Tax Allocation Agreement by and between Crane and the company dated December 16, 1999. (Incorporated by reference to Exhibit 10.1 to the 1999 Form 10-K.)

10.2	Employee Matters Agreement between Crane and the company dated December 16, 1999. (Incorporated by reference to Exhibit 10.2 to the 1999 Form 10-K.)

*10.3	EVA Incentive Compensation Plan, as amended (Incorporated by reference to Exhibit 10.3 to the company’s Annual Report on Form 10-K for the year ended December 31, 2001 (the “2001 Form 10-K”).).

*10.4	Form of Restricted Stock Agreement under the company’s EVA Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.4 to the 1999 Form 10-K.)

*10.5	Non-Employee Director Restricted Stock Plan. (Incorporated by reference to Exhibit 10.4 to Amendment No. 4 to the Form 10 filed with the Commission on December 6, 1999.)

*10.6	1999 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.5 to Amendment No. 4 to the Form 10 filed with the Commission on December 6, 1999.)

*10.7	Form of Stock Option Agreement under the company’s 1999 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.6 to the 1999 Form 10-K.)

*10.8	Schedule to Stock Option Agreement under the company’s 1999 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.8 to the 2001 Form 10-K.)

*10.9	Amended and Restated 2001 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to the company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.).

*10.10	Form of Stock Option Agreement under the company’s 2001 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.10 to the 2001 Form 10-K.)

*10.11	Schedule to Stock Option Agreement under the company’s 2001 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.11 to the 2001 Form 10-K.)

*10.12	Form of Indemnification Agreement for Executive Officers and Directors. (Incorporated by reference to Exhibit 10.9 to the 1999 Form 10-K.)

*10.13

Schedule to Indemnification Agreement for Executive Officers and Directors. (Incorporated by reference to Exhibit 10.10 to the company’s Annual Report on Form 10-K for the year ended December 31, 2000 (the “2000 Form 10-K”).)

*10.14

Employment/Severance Agreement between the company and Barry J. Kulpa dated October 18, 1999. (Incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Form 10 filed with the Commission on October 29, 1999.)

*10.15

Resignation Agreement between the Company and Barry J. Kulpa dated March 5, 2003. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 10, 2003.)

*10.16	Form of Employment Agreement between the company and certain of its executive officers. (Incorporated by reference to Exhibit 10.12 to the 1999 Form 10-K.)

*10.17	Schedule to Employment Agreement between the company and certain of its executive officers.

10.18	Registration Rights Agreement by and between The Rugby Group PLC and the company dated December 16, 1999. (Incorporated by reference to Exhibit 10.14 to the 1999 Form 10-K.)

10.19	Letter Agreement dated August 20, 2001 between the company and The Rugby Group Limited. (Incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K dated August 20, 2001).

*10.20	Restricted Stock Agreement dated January 29, 2002 between the company and Barry J. Kulpa. (Incorporated by reference to Exhibit 10.19 to the 2001 Form 10-K.)

*10.21	Restricted Stock Agreement dated January 22, 2001 between the company and Barry J. Kulpa. (Incorporated by reference to Exhibit 10.20 to the 2001 Form 10-K.)

*10.22	Restricted Stock Agreement dated January 24, 2000 between the company and Barry J. Kulpa. (Incorporated by reference to Exhibit 10.15 to the 1999 Form 10-K.)

*10.23	Restricted Stock Agreement dated December 17, 1999 between the company and Barry J. Kulpa. (Incorporated by reference to Exhibit 10.16 to the 1999 Form 10-K.)

*10.24	Restricted Stock Agreement dated December 17, 1999 between the company and Barry J. Kulpa. (Incorporated by reference to Exhibit 10.17 to the 1999 Form 10-K.)

*10.25

Form of Stock Option Agreement dated January 22, 2001 between the company and each of E. Thayer Bigelow, Jr., Richard S Forté, Dorsey R. Gardner and James L.L. Tullis. (Incorporated by reference to Exhibit 10.24 to the 2001 Form 10-K.)

*10.26	Form of Restricted Stock Agreement for awards under the company’s EVA Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.25 to the 2001 Form 10-K.)

*10.27	Schedule to Restricted Stock Agreement for awards under the company’s EVA Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.26 to the 2001 Form 10-K.)

*10.28	Form of Restricted Stock Agreement for awards under the company’s Amended and Restated 2001 Stock Incentive Plan.

*10.29	Schedule to Restricted Stock Agreement for awards under the company’s Amended and Restated 2001 Stock Incentive Plan.

*10.30	Non-Competition and Confidentiality Agreement dated March 31, 2002 between the company and Barry J. Kulpa.

*10.31	Form of Change of Control Agreement dated November 19, 2002 between the company and each of Thomas S. McHugh, John M. Mullin and Nick H. Varsam.

21.1	Subsidiaries.

23.1	Consent of Deloitte & Touche LLP, independent certified public accountants.

99.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

* Management contract or compensatory plan or arrangement.

(b)	No reports on Form 8-K were filed during the fourth quarter of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUTTIG BUILDING PRODUCTS, INC.

By:	/s/ MICHAEL A. LUPO
Michael A. Lupo President and Chief Executive Officer

Date: March 18, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL A. LUPO Michael A. Lupo	President, Chief Executive Officer and Director	March 18, 2003

/s/ THOMAS S. MCHUGH Thomas S. Mchugh	Vice President, Finance and Chief Financial Officer (Principal Accounting Officer)	March 18, 2003

/s/ R. S. EVANS R. S. Evans	Chairman of the Board	March 12, 2003

/s/ E. THAYER BIGELOW, JR. E. Thayer Bigelow, Jr.	Director	March 18, 2003

/s/ GRANT W. BRUCE Grant W. Bruce	Director	March 18, 2003

/s/ ALAN S. J. DURANT Alan S. J. Durant	Director	March 18, 2003

/s/ R. S. FORTÉ R. S. Forté	Director	March 18, 2003

/s/ DORSEY R. GARDNER Dorsey R. Gardner	Director	March 18, 2003

/s/ DELBERT H. TANNER Delbert H. Tanner	Director	March 18, 2003

Huttig Building Products, Inc. and Subsidiaries

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Michael A. Lupo, President and Chief Executive Officer of Huttig Building Products, Inc., certify that:

1.	I have reviewed this annual report on Form 10-K of Huttig Building Products, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 18, 2003	By:	/s/ MICHAEL A. LUPO
Michael A. Lupo President and Chief Executive Officer

Huttig Building Products, Inc. and Subsidiaries

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Thomas S. McHugh, Vice President-Finance and Chief Financial Officer of Huttig Building Products, Inc., certify that:

1.	I have reviewed this annual report on Form 10-K of Huttig Building Products, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 18, 2003	By:	/s/ THOMAS S. MCHUGH
Thomas S. McHugh Vice President—Finance and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

2.1

Distribution Agreement dated December 6, 1999 between Crane Co. and the company. (Incorporated by reference to Exhibit No. 2.1 of Amendment No. 4 to the company’s Registration Statement on Form 10 (File No. 1-14982) filed with the Commission on December 6, 1999 (the “Form 10”).)

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

3.2

Bylaws of the company as amended as of July 22, 2002. (Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (the “June 30, 2002 Form 10-Q”) filed with the Commission on August 14, 2002.)

4.1

Rights Agreement dated December 6, 1999 between the company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent. (Incorporated by reference to Exhibit 4.1 to the company’s Annual Report on Form 10-K for the year ended December 31, 1999 (the “1999 Form 10-K”).)

4.2

Amendment No. 1 to Rights Agreement between the company and ChaseMellon Shareholders Services, L.L.C. (Incorporated by reference to Exhibit 4.4 to the company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (the “March 31, 2000 Form 10-Q”).)

4.3

Credit Agreement dated August 12, 2002 by and among the company, certain of its domestic subsidiaries, JPMorgan Chase Bank as agent, and the lending institutions named therein. (Incorporated by reference to Exhibit 4.1 to the June 30, 2002 Form 10-Q.)

4.4	Certificate of Designations of Series A Junior Participating Preferred Stock of the company. (Incorporated by reference to Exhibit 4.6 to the 1999 Form 10-K .)

10.1	Tax Allocation Agreement by and between Crane and the company dated December 16, 1999. (Incorporated by reference to Exhibit 10.1 to the 1999 Form 10-K.)

10.2	Employee Matters Agreement between Crane and the company dated December 16, 1999. (Incorporated by reference to Exhibit 10.2 to the 1999 Form 10-K.)

*10.3	EVA Incentive Compensation Plan, as amended (Incorporated by reference to Exhibit 10.3 to the company’s Annual Report on Form 10-K for the year ended December 31, 2001 (the “2001 Form 10-K”).).

*10.4	Form of Restricted Stock Agreement under the company’s EVA Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.4 to the 1999 Form 10-K.)

*10.5	Non-Employee Director Restricted Stock Plan. (Incorporated by reference to Exhibit 10.4 to Amendment No. 4 to the Form 10 filed with the Commission on December 6, 1999.)

*10.6	1999 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.5 to Amendment No. 4 to the Form 10 filed with the Commission on December 6, 1999.)

*10.7	Form of Stock Option Agreement under the company’s 1999 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.6 to the 1999 Form 10-K.)

*10.8	Schedule to Stock Option Agreement under the company’s 1999 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.8 to the 2001 Form 10-K.)

Exhibit Number	Description

*10.9	Amended and Restated 2001 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to the company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.).

*10.10	Form of Stock Option Agreement under the company’s 2001 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.10 to the 2001 Form 10-K.)

*10.11	Schedule to Stock Option Agreement under the company’s 2001 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.11 to the 2001 Form 10-K.)

*10.12	Form of Indemnification Agreement for Executive Officers and Directors. (Incorporated by reference to Exhibit 10.9 to the 1999 Form 10-K.)

*10.13

Schedule to Indemnification Agreement for Executive Officers and Directors. (Incorporated by reference to Exhibit 10.10 to the company’s Annual Report on Form 10-K for the year ended December 31, 2000 (the “2000 Form 10-K”).)

*10.14

Employment/Severance Agreement between the company and Barry J. Kulpa dated October 18, 1999. (Incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Form 10 filed with the Commission on October 29, 1999.)

*10.15

Resignation Agreement between the Company and Barry J. Kulpa dated March 5, 2003. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 10, 2003.)

*10.16	Form of Employment Agreement between the company and certain of its executive officers. (Incorporated by reference to Exhibit 10.12 to the 1999 Form 10-K.)

*10.17	Schedule to Employment Agreement between the company and certain of its executive officers.

10.18	Registration Rights Agreement by and between The Rugby Group PLC and the company dated December 16, 1999. (Incorporated by reference to Exhibit 10.14 to the 1999 Form 10-K.)

10.19	Letter Agreement dated August 20, 2001 between the company and The Rugby Group Limited. (Incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K dated August 20, 2001).

*10.20	Restricted Stock Agreement dated January 29, 2002 between the company and Barry J. Kulpa. (Incorporated by reference to Exhibit 10.19 to the 2001 Form 10-K.)

*10.21	Restricted Stock Agreement dated January 22, 2001 between the company and Barry J. Kulpa. (Incorporated by reference to Exhibit 10.20 to the 2001 Form 10-K.)

*10.22	Restricted Stock Agreement dated January 24, 2000 between the company and Barry J. Kulpa. (Incorporated by reference to Exhibit 10.15 to the 1999 Form 10-K.)

*10.23	Restricted Stock Agreement dated December 17, 1999 between the company and Barry J. Kulpa. (Incorporated by reference to Exhibit 10.16 to the 1999 Form 10-K.)

*10.24	Restricted Stock Agreement dated December 17, 1999 between the company and Barry J. Kulpa. (Incorporated by reference to Exhibit 10.17 to the 1999 Form 10-K.)

*10.25

Form of Stock Option Agreement dated January 22, 2001 between the company and each of

E. Thayer Bigelow, Jr., Richard S Forté, Dorsey R. Gardner and James L.L. Tullis.
(Incorporated by reference to Exhibit 10.24 to the 2001 Form 10-K.)

*10.26	Form of Restricted Stock Agreement for awards under the company’s EVA Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.25 to the 2001 Form 10-K.)

Exhibit Number	Description

*10.27	Schedule to Restricted Stock Agreement for awards under the company’s EVA Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.26 to the 2001 Form 10-K.)

*10.28	Form of Restricted Stock Agreement for awards under the company’s Amended and Restated 2001 Stock Incentive Plan.

*10.29	Schedule to Restricted Stock Agreement for awards under the company’s Amended and Restated 2001 Stock Incentive Plan.

*10.30	Non-Competition and Confidentiality Agreement dated March 31, 2002 between the company and Barry J. Kulpa.

*10.31	Form of Change of Control Agreement dated November 19, 2002 between the company and each of Thomas S. McHugh, John M. Mullin and Nick H. Varsam.

21.1	Subsidiaries.

23.1	Consent of Deloitte & Touche LLP, independent certified public accountants.

99.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

The registrant hereby agrees to furnish supplementally to the Commission, upon request, a copy of any omitted schedule to any of the agreements contained or incorporated by reference herein.

3