Form 10-Q
period 2003-03-31
HUTTIG BUILDING PRODUCTS INC
filed 2003-05-14
CIK 1093082

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003 Commission file number 1-14982

HUTTIG BUILDING PRODUCTS, INC.

(Exact name of registrant as specified in its charter)

Delaware	43-0334550
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

555 Maryville University Drive Suite 240 St. Louis, Missouri	63141
(Address of principal executive offices)	(Zip code)

(314) 216-2600

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule

12b-2).    Yes  ☐    No  ☒

The number of shares of Common Stock outstanding on March 31, 2003 was 19,450,701 shares.

PART I. FINANCIAL INFORMATION

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2003 AND DECEMBER 31, 2002

(In Millions)

	March 31, 2003	December 31, 2002
	(unaudited)
ASSETS
Current Assets:
Cash and equivalents	$4.6	$3.4
Trade accounts receivable, net	83.6	66.8
Inventories, net	90.9	84.4
Other current assets	8.6	8.1

Total current assets	187.7	162.7

Property, Plant and Equipment:
Land	6.6	6.6
Building and improvments	35.0	34.7
Machinery and equipment	36.8	37.6

Gross property, plant and equipment	78.4	78.9
Less accumulated depreciation	38.2	37.3

Property, plant and equipment, net	40.2	41.6

Other Assets:
Goodwill	13.6	13.6
Other	3.6	4.0
Deferred income taxes	10.6	11.6

Total other assets	27.8	29.2

Total Assets	$255.7	$233.5

see notes to consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2003 AND DECEMBER 31, 2002

(In Millions, Except Share and Per Share Data)

	March 31, 2003	December 31, 2002
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of debt	$0.9	$0.9
Trade accounts payable	78.9	76.7
Deferred income taxes	3.5	4.0
Accrued compensation	5.3	5.8
Other accrued liabilities	8.7	7.2

Total current liabilities	97.3	94.6

Non-current Liabilities:
Debt	92.5	67.0
Fair value of derivative instruments	0.5	1.6
Other non-current liabilities	2.0	2.1

Total non-current liabilities	95.0	70.7

Commitments and Contingencies
Shareholders’ Equity:
Preferred shares; $.01 par (5,000,000 shares authorized)	—	—
Common shares; $.01 par (50,000,00 shares authorized; at March 31, 2003 and December 31, 2002—20,896,145 shares issued)	0.2	0.2
Additional paid-in capital	33.4	33.5
Retained earnings	38.0	43.0
Unearned compensation—restricted stock	(0.1)	(0.4)
Accumulated other comprehensive loss	(0.2)	(0.6)
Less: Treasury shares, at cost (1,445,444 shares at March 31, 2003; 1,405,013 shares at December 31, 2002)	(7.9)	(7.5)

Total shareholders’ equity	63.4	68.2

Total Liabilities and Shareholders’ Equity	$255.7	$233.5

see notes to consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

(UNAUDITED)

(In Millions, Except Per Share Amounts)

	Three Months Ended March 31,
	2003	2002
Net Sales	$196.0	$215.6
Cost of Sales and Operating Expenses:
Cost of sales	160.9	173.4
Operating expenses	39.8	40.1
Depreciation and amortization	1.6	1.5
Gain on disposal of capital assets	—	(0.2)

Total cost of sales and operating expenses	202.3	214.8

Operating Profit (Loss)	(6.3)	0.8

Other Income (Expense):
Interest expense, net	(2.2)	(2.2)
Unrealized gain on derivatives	0.5	0.4

Total other expense, net	(1.7)	(1.8)

Loss Before Income Taxes and Cumulative Effect of a Change in Accounting Principle	(8.0)	(1.0)
Provision for Income Taxes	(3.0)	(0.4)

Net Loss Before Cumulative Effect of a Change in Accounting Principle	(5.0)	(0.6)
Cumulative Effect of a Change in Accounting Principle (Net of $7.9 Million of Taxes)	—	(12.8)

Net Loss	$(5.0)	$(13.4)

Basic loss per share:
Net loss before cumulative effect of a change in accounting principle	$(0.25)	$(0.03)
Cumulative effect of a change in accounting principle (net of taxes)	—	(0.64)

Net loss per basic share	$(0.25)	$(0.67)

Weighted Average Basic Shares Outstanding	19.6	19.7
Diluted loss per share:
Net loss before cumulative effect of a change in accounting principle	$(0.25)	$(0.03)
Cumulative effect of a change in accounting principle (net of taxes)	—	(0.64)

Net loss per diluted share	$(0.25)	$(0.67)

Weighted Average Diluted Shares Outstanding	19.6	19.7

see notes to consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

(UNAUDITED)

(In Millions)

	Common Shares Outstanding, at Par Value	Additional Paid-In Capital	Retained Earnings	Unearned Compensation- Restricted Stock	Accumulated Other Comprehensive Loss	Treasury Shares, at Cost	Total Shareholders’ Equity
Balance at January 1, 2002	$0.2	$33.4	$54.8	$(0.4)	$(1.7)	$(7.2)	$79.1
Net loss			(13.4)				(13.4)
Fair market value adjustment of derivatives, net of tax					0.5		0.5

Comprehensive income (loss)			(13.4)		0.5		(12.9)
Restricted stock issued, net of amortization expense				(0.1)		0.1	—
Stock options exercised		(0.2)				0.7	0.5
Treasury stock purchases						(0.3)	(0.3)

Balance at March 31, 2002	$0.2	$33.2	$41.4	$(0.5)	$(1.2)	$(6.7)	$66.4

Balance at January 1, 2003	$0.2	$33.5	$43.0	$(0.4)	$(0.6)	$(7.5)	$68.2
Net loss			(5.0)				(5.0)
Fair market value adjustment of derivatives, net of tax					0.4		0.4

Comprehensive (loss) income			(5.0)		0.4		(4.6)
Restricted stock issued, net of forfeitures and amortization expense		(0.1)		0.3		(0.4)	(0.2)

Balance at March 31, 2003	$0.2	$33.4	$38.0	$(0.1)	$(0.2)	$(7.9)	$63.4

see notes to consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

(UNAUDITED)

(In Millions)

	Three Months Ended March 31,
	2003	2002
Cash Flows From Operating Activities:
Net loss	$(5.0)	$(13.4)
Cumulative effect of a change in accounting principle (net of tax)	—	12.8

Net loss before cumulative effect of a change in accounting principle	(5.0)	(0.6)
Gain on disposal of capital assets	—	(0.2)
Depreciation and amortization	1.8	1.7
Deferred income taxes	0.2	1.3
Unrealized gain on derivatives, net	(0.5)	(0.2)
Accrued postretirement benefits	(0.1)	(0.1)
Changes in operating assets and liabilities:
Trade accounts receivable	(16.8)	(21.0)
Inventories	(6.5)	(16.1)
Other current assets	(0.5)	1.9
Trade accounts payable	2.2	24.2
Accrued liabilities	1.0	(3.9)
Other	(0.1)	(0.6)

Total cash from operating activities	(24.3)	(13.6)

Cash Flows From Investing Activities:
Capital expenditures	(1.0)	(0.7)
Proceeds from disposition of capital assets	—	0.7

Total cash from investing activities	(1.0)	—

Cash Flows From Financing Activities:
Repayment of long-term debt	(0.4)	(0.1)
Borrowings of debt on revolving debt agreements, net	25.9	11.2
Proceeds from sale-leaseback of equipment	1.0	—
Proceeds from exercise of stock options	—	0.5
Purchase of treasury stock	—	(0.3)

Total cash from financing activities	26.5	11.3

Net Increase in Cash and Equivalents	1.2	(2.3)
Cash and Equivalents, Beginning of Period	3.4	5.6

Cash and Equivalents, End of Period	$4.6	$3.3

Supplemental Disclosure of Cash Flow Information:
Interest paid	$1.9	$1.7
Income tax refunds received	$(0.3)	$(0.6)

see notes to consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BASIS OF PRESENTATION

The consolidated financial statements included herein have been prepared by Huttig Building Products, Inc. (the “Company” or “Huttig”) on a consolidated basis, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the information presented not misleading. It is recommended that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K. The financial information contained here-in reflects, in the opinion of management, all adjustments necessary to present fairly, consisting of normal recurring items, the results for the interim periods presented. Certain amounts in the prior period consolidated financial statements have been reclassified to be consistent with the current period’s presentation.

The consolidated results of operations and resulting cash flows for the interim periods presented are not necessarily indicative of the results that might be expected for the full year. Due to the seasonal nature of Huttig’s business, operating profitability is usually lower in the Company’s first and fourth quarters than in the second and third quarters.

2. STOCK-BASED EMPLOYEE COMPENSATION

The Company accounts for its stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Quarter Ended
	March 31, 2003	March 31, 2002
Net loss, as reported	$(5.0)	$(13.4)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(0.1)	(0.2)

Net income, pro forma	$(5.1)	$(13.6)

Basic earnings per common share
As reported	$(0.25)	$(0.67)
Pro Forma	$(0.26)	$(0.69)
Diluted earnings per common share
As reported	$(0.25)	$(0.67)
Pro Forma	$(0.26)	$(0.69)

3. DEBT

Debt consisted of the following at March 31, 2003 and December 31, 2002 (in millions):

	March 31, 2003	December 31, 2002
Revolving Credit Agreement	$90.9	$65.0
Capital lease obligations	2.5	2.9

Total debt	93.4	67.9
Less: current portion	0.9	0.9

Long-term debt	$92.5	$67.0

The Company has a $150.0 million Senior Secured Revolving Credit Facility (the “Credit Facility”) which expires in August 2005. The Credit Facility consists of a revolving line of credit (“Revolving Credit”) that provides financing of up to $150.0 million, including up to $10.0 million of Letters of Credit, at a floating rate of either (a) LIBOR plus from 200 to 300 basis points or (b) the prime commercial lending rate of the agent (or, if greater, the federal funds rate plus 0.5%) plus from 25 to 125 basis points, in each case depending on the Company’s trailing average collateral availability. The Revolving Credit borrowing base shall not exceed the sum of (a) up to 85% of eligible domestic trade receivables and (b) up to the lesser of 65% of the cost of eligible inventory or 85% of the appraised net liquidation value of eligible inventory. The Company has agreed to pay a commitment fee in the range of 0.25% to 0.50% per annum on the average daily unused amount of the Revolving Credit commitment. All of the Company’s assets, except real property, collateralize borrowings under the Credit Facility. As of March 31, 2003, the Company had revolving credit borrowings of $90.9 million with $26.8 million of excess credit available under the Credit Facility.

Provisions of the Credit Facility contain various covenants which, among other things, limit the Company’s ability to incur indebtedness, incur liens, make certain types of acquisitions, declare or pay dividends or make restricted payments, consolidate, merge or sell assets. They also contain financial covenants tied to the Company’s borrowing base. If the borrowing base exceeds the Company’s actual outstanding borrowing and pre-established reserve levels by less than $25.0 million at any month end, the Company must maintain or meet a 1.25 to 1.0 minimum fixed charge ratio (defined as (a) EBITDA – as defined in the Credit Facility agreement – less capital expenditures less cash taxes plus cash rent expense divided by (b) cash interest expense plus scheduled debt repayments plus cash rent expense). Also, the Company must not permit its daily revolving availability under the Credit Facility to drop below $10.0 million.

At March 31, 2003, the Company had three interest rate swap agreements, which expired May 5, 2003, with a total notional principal amount of $80.0 million. These swap agreements, in conjunction with the Credit Facility at March 31, 2003, effectively provided for a fixed weighted average rate of 7.15% plus the applicable spread over LIBOR as determined by the amount of collateral availability on $80.0 million of the Company’s outstanding revolving credit borrowings. Prior to the expiration of the swaps, when actual borrowings under the facility were less than the notional amount of the interest rate swaps, the Company incurred an expense equal to the difference between $80.0 million and the actual amount borrowed, multiplied by the difference between the fixed rate on the interest rate swap agreement and the 90-day LIBOR rate. The Company does not have any current plans to enter into any further interest rate swap agreements. As of May 6, 2003, all of the Company’s debt is on a floating interest rate of between 200 and 250 basis points above LIBOR.

At March 31, 2003, the Company had letters of credit outstanding under the Credit Facility totaling $6.0 million, primarily for health and workers compensation insurance.

4. REPURCHASE OF COMMON STOCK

In October 2002, the Company’s Board of Directors authorized a $5.0 million stock repurchase program that expires in October 2003. At March 31, 2003, the Company had $4.2 million remaining under the current stock repurchase program.

5. DERIVATIVES AND INTEREST RATE RISK MANAGEMENT

Until they expired on May 5, 2003, the Company held three interest rate swap agreements with a total notional amount of $80.0 million, that were used to hedge interest rate risks related to its variable rate borrowings. Two of the interest rate swap agreements, with notional amounts totaling $42.5 million, which management believes were economic hedges and mitigated exposure to fluctuations in variable interest rates, did not qualify as hedges for accounting purposes. The remaining interest rate swap, with a notional amount of $37.5 million, was accounted for as a cash flow hedge.

For the three months ended March 31, 2003, a total unrealized gain on derivatives of $0.5 million was recorded. This includes $0.6 million of an unrealized gain related to the change in fair value on the two interest rate swaps that did not qualify as hedges for accounting purposes which was partially offset by $0.1 million of expense that was amortized from accumulated other comprehensive loss. The interest rate swap that was designated as a cash flow hedge was determined to be highly effective and substantially all of the change in the fair value was charged to accumulated other comprehensive loss.

There was no impact on cash flow as a result of the accounting treatment required by SFAS No. 133 for the three interest rate swap agreements.

6. COMMITMENTS AND CONTINGENCIES

In January 2003, the Company entered into a sale-leaseback arrangement. The Company sold technology and communications equipment purchased in 2002 with a net current value of $0.9 million and received proceeds of $1.0 million. A deferred gain on the sale was recorded in the amount of $0.1 million and will be recognized over the three-year lease term. The lease is being accounted for as an operating lease.

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

The Company has been identified as a potentially responsible party in connection with the clean up of contamination at a formerly owned property in Montana that was used for the manufacture of wood windows. The Company is voluntarily remediating this property under the oversight of and in cooperation with the Montana Department of Environmental Quality (“DEQ”) and is complying with a 1995 unilateral administrative order of the DEQ to complete a remedial investigation and feasibility study. The state agency has issued its final risk assessment of this property and the Company has submitted a work plan for conducting a feasibility study to evaluate alternatives for cleanup. When the DEQ approves the work plan, the Company will conduct the feasibility study, which will evaluate several potential remedies, including continuation or enhancement of remedial measures already in place and operating. The DEQ then will select a final remedy, publish a record of decision and negotiate with the

Company for an administrative order of consent on the implementation of the final remedy. The Company’s management currently believes that this process may take several more years to complete and intends to continue monitoring and remediating the site, evaluating cleanup alternatives and reporting regularly to the DEQ during this interim period. Based on experience to date in remediating this site, management of the Company does not believe that the scope of remediation that the DEQ ultimately determines will have a materially adverse effect on its results of operations or financial condition in excess of those amounts already accrued. Until the DEQ selects a final remedy, however, the Company can give no assurance as to the scope or cost to us of the final remediation order.

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

7. GOODWILL AND INTANGIBLE ASSETS

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

With the adoption of SFAS No. 142, the Company ceased amortization of goodwill as of January 1, 2002. The following table presents the pro forma quarterly net income of the Company excluding the effects of goodwill amortization (in millions, except per share amounts):

	Three Months Ended March 31,
	2003	2002
Net loss:
Net loss before cumulative effect of a change in accounting principle	$(5.0)	$(0.6)
Cumulative effect of a change in accounting principle (net of tax)	—	(12.8)

Reported net loss	$(5.0)	$(13.4)

Basic loss per share:
Net loss before cumulative effect of a change in accounting principle	$(0.25)	$(0.03)
Cumulative effect of a change in accounting principle (net of tax)	—	(0.64)

Reported net loss	$(0.25)	$(0.67)

Diluted loss per share:
Net loss before cumulative effect of a change in accounting principle	$(0.25)	$(0.03)
Cumulative effect of a change in accounting principle (net of tax)	—	(0.64)

Reported net loss	$(0.25)	$(0.67)

The following table reflects the components of intangible assets that are being amortized, excluding goodwill (in millions):

	March 31, 2003		December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Non-compete agreements	$3.6	$3.3	$3.6	$3.2
Trademarks	1.4	0.4	1.4	0.4

Total	$5.0	$3.7	$5.0	$3.6

Amortization expense on intangible assets was $0.1 million for each of the three months ended March 31, 2003 and 2002. The following table sets forth the estimated amortization expense on intangible assets for the years ending December 31, (in millions):

2003	$0.3
2004	0.2
2005	0.1
2006	0.1
2007	0.1
Thereafter	0.6

8. NEW ACCOUNTING PRONOUNCEMENTS

In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability has been incurred. Adoption of this statement is required for exit or disposal activities initiated after December 31, 2002. Previously issued financials statements will not be restated. The Company adopted this statement effective January 1, 2003, and the adoption will impact the timing of exit or disposal activities reported by the Company on an on-going basis. The adoption did not have a material effect on the Company’s consolidated financial condition or results of operations for the first quarter ended March 31, 2003.

In December 2002, the Financial Accounting Standards Board issued No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, which is required to be adopted in fiscal years beginning after December 15, 2002. The Company has adopted SFAS No. 148, which provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as required by SFAS No. 123. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The Company’s disclosure regarding the effects of stock-based compensation included in Note 2 is in compliance with SFAS No. 148.

Effective November 22, 2002, the Emerging Issues Task Force (“EITF”) reached a consensus regarding EITF Issue No. 02-16, Accounting by a Customer, Including a Reseller, for Cash Consideration Received from a Vendor. This consensus requires that payments from a vendor be classified as a reduction to the price of the vendor’s goods and taken as a reduction to cost of sales unless the payments are (1) reimbursements for costs incurred to sell the product or (2) payments for assets or services provided. The consensus also requires that payments from a vendor be recognized as a reduction to cost of sales on a rational and systematic basis. This consensus became effective for the Company on January 1, 2003. The Company already recognizes vendor payments as a reduction to cost of sales, based on related purchase volume, and no change was required by the Company in adopting this consensus, thereby having no material impact on the Company’s consolidated financial position or results of operations.

9. NET LOSS PER SHARE

The following table sets forth the computation of net loss per basic and diluted share (net loss amounts in millions, share amounts in thousands, per share amounts in dollars):

	Three Months Ended March 31,
	2003	2002
Net loss (numerator)	$(5.0)	$(13.4)
Weighted average number of basic shares outstanding (denominator)	19,552	19,676

Net loss per basic share	$(0.25)	$(0.67)

Weighted average number of basic shares outstanding	19,552	19,676
Common stock equivalents for diluted common shares outstanding	—	68

Weighted average number of diluted shares outstanding (denominator)	19,552	19,744

Net loss per diluted share	$(0.25)	$(0.67)

No common stock equivalents were included in the computation of net loss per diluted share at March 31, 2003, and stock options to purchase 1,010,300 shares were not dilutive and were excluded from the computation at March 31, 2002.

10.	MANAGEMENT CHANGES AND TERMS OF SEPARATION

On March 5, 2003, Barry J. Kulpa resigned his employment as the Company’s President and Chief Executive Officer and a member of the Company’s Board of Directors, and Michael A. Lupo was appointed interim President and Chief Executive Officer. The Company entered into a resignation agreement with Mr. Kulpa on that date entitling him to receive (i) payment in full of any accrued but unpaid salary and payment for any accrued vacation, (ii) reimbursement for any previously unreimbursed Huttig-related business expenses, (iii) severance pay in the form of salary continuation, at a rate equal to his then current base salary of $420,000 per year, during the period from March 5, 2003 through March 31, 2005, (iv) continued participation through March 31, 2005 (or, if earlier, until Mr. Kulpa commences other employment) in the Company’s health, life and disability insurance plans, with Huttig paying the portion of the plan costs that it would have paid if Mr. Kulpa had continued as an employee, (v) all of his compensation and benefits, to the extent accrued and vested through March 5, 2003, under the Company’s benefit plans and programs, (vi) continued use of a company-leased car through March 31, 2005, and (vii) the right to exercise his stock options that were vested as of March 5, 2003 until June 29, 2005. The present value of these severance benefits, recorded in the first quarter of 2003, is approximately $0.9 million.

The resignation agreement also contains a general release by Mr. Kulpa of all claims against Huttig and the Company’s related parties. Mr. Kulpa is obligated under the agreement to refrain from disclosing the Company’s confidential information, to consult with the Company through March 31, 2005 if requested to do so and to cooperate with the Company in any litigation or other legal proceedings. The agreement provides that Mr. Kulpa shall not disparage the Company or the Company’s officers or directors or take any action that a reasonable person would expect to impair the goodwill, business reputation or good name of Huttig. The resignation agreement also terminates Mr. Kulpa’s Employment/Severance Agreement with the Company dated as of October 18, 1999. Also, the Company recorded additional severance charges for the termination of eleven additional employees during the quarter ended March 31, 2003, including two former executive officers of the Company, George M. Dickens, Jr, Vice President—Sales & Marketing, and John M. Mullin, Vice President—Operations. The terms of the severance agreements vary in pay, length, and benefits. The present value of the severance benefits for the eleven employees recorded in the first quarter of 2003 is approximately $0.9 million.

Payments under these severance agreements for the quarter ended March 31, 2003 totaled $0.1 million. The present value of the remaining severance payments totaled $1.7 million at March 31, 2003.

Michael A. Lupo has entered into an employment agreement with the Company pursuant to which he will continue to serve as the Company’s President and Chief Executive Officer and no longer serve on an interim basis. The agreement is for a term of two years and provides for an annual base salary of $500,000, bonus awards under the Company’s EVA Incentive Compensation Plan, living expenses of $50,000 per year, severance benefits in the event of a change of control of the Company and other customary employee benefits. Mr. Lupo also received a grant of options to purchase 400,000 shares of common stock at an exercise price of $2.30 per share, which was the average of the high and low sales prices of the common stock on the New York Stock Exchange on April 28, 2003, the date of grant.

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Huttig is one of the largest domestic distributors of building materials used principally in new residential construction and in home improvement, remodeling, and repair work. We distribute our products through 56 distribution centers serving 46 states. Our wholesale distribution centers sell principally to building materials dealers, national buying groups, and home centers, who, in turn, supply the end-user. Our Builder Resource locations sell directly to professional builders and contractors. Our American Pine Products manufacturing facility, located in Prineville, Oregon, produces softwood mouldings. Approximately 32% and 38% of American Pine’s sales were to Huttig’s distribution centers in the three months ended March 31, 2003 and 2002, respectively.

The following table sets forth our sales, by product classification as a percentage of total sales, for the three months ended March 31, 2003 and 2002:

	Three Months Ended March 31,
	2003	2002
Doors	36%	35%
Wood Products (1)	20%	20%
Millwork (2)	18%	19%
Weatherization and Metal Products (3)	17%	16%
General Building Products (4)	9%	10%

Total Net Product Sales	100%	100%
(1)	Wood products include panels, lumber, and engineered wood products.
(2)	Millwork includes windows, mouldings, frames, stair products, and columns.
(3)	Weatherization and metal products include roofing, connectors and fasteners, siding, housewrap, and insulation.
(4)	General building products include decking, drywall, kitchen, and other miscellaneous building products.

We pursue the following business strategies:

•	expand our product lines and add higher margin products;

•	focus on providing efficient, high quality customer service through the deployment of information technology and implementation of industry best practices;

•	simplify our business processes to make it easier for our customers and vendors to do business with us; and

•	leverage our size to negotiate better pricing, delivery and service terms with our suppliers.

Various factors historically have caused our results of operations to fluctuate from period to period. These factors include levels of construction, home improvement and remodeling activity, weather, prices of commodity wood products, interest rates, competitive pressures, availability of credit and other local, regional and economic conditions. All of these factors are cyclical or seasonal in nature. We anticipate that fluctuations from period to period will continue in the future. Our first quarter and, occasionally, our fourth quarter are adversely affected by winter weather patterns in the Midwest, Mid-Atlantic and Northeast, which result in seasonal decreases in levels of construction activity in these areas. Because much of our overhead and expense remains relatively fixed throughout the year, our operating profits also tend to be lower during the first and fourth quarters.

We believe we have the product offerings, facilities and personnel for continued business success. Our future revenues, costs and profitability, however, are all influenced by a number of risks and uncertainties, including those discussed under “Cautionary Statement” below.

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions. Management bases these estimates and assumptions on historical results and known trends as well as our forecasts as to how these might change in the future. Actual results could differ from these estimates and assumptions. See our Annual Report on Form 10-K in Part II, Item 7—“Critical Accounting Policies.”

Results of Operations

Three Months Ended March 31, 2003 Compared to the Three Months Ended March 31, 2002

Net sales for the three months ended March 31, 2003 were $196.0 million, a 9.1% decrease from the first quarter of 2002 when sales were $215.6 million. Lower sales volume in all product categories contributed to the decline. Sales through wholesale distribution branches were $162.5 million for the first quarter of 2003, a decrease of 7.2% from the same period last year, primarily as a result of severe winter weather in our Northeast, Mid-Atlantic and Midwest regions. Sales in branches that sell directly to homebuilders and sales in branches that sell industrial products were $25.4 million for this year’s first quarter, or 24.8% below last year, primarily due to the impact of a new competitor in the Kansas City, Missouri area, which affected sales beginning in the second quarter of 2002 and is expected to have a continuing impact on sales in our Kansas City market for the reasonably foreseeable future.

Gross profit decreased $7.1 million to $35.1 million in the first quarter of 2003 from $42.2 million in the same period of 2002. Gross profit as a percentage of net sales was 17.9% versus 19.6% for the quarters ended March 31, 2003 and 2002, respectively. Gross margins during the first quarter of 2003 were negatively affected by losses on builder contracts, loss of purchase discounts, lower prices and changes in product mix. These declines were partially offset by an increase in vendor rebates and lower inventory losses and production costs.

Operating expenses decreased $0.3 million to $39.8 million in the first quarter of 2003 compared to $40.1 million in the first quarter of 2002. The first quarter of 2003 included $1.8 million of severance costs, $0.3 million for increases in accruals, $0.7 million for increases in the allowances for uncollectible customer and vendor accounts and $0.2 million for increases in rent expense from facilities which are leased due to the headquarters and three branches moving into new facilities since last year. These increases were offset by a reduction of $2.5 million in personnel expenses in the first quarter of 2003 compared to prior year, primarily due to lower headcount, lower contract labor costs and lower employee benefit expenses. In the first quarter of 2002 we incurred $0.9 million of costs relating to the settlement and legal expenses of an asbestos-related product liability lawsuit.

Depreciation and amortization was $1.6 million in the first quarter of 2003, which is $0.1 million higher than the same period in the prior year.

There were no gains on disposal of assets for the quarter ended March 31, 2003. In the first quarter of 2002, gains on disposal of assets were $0.2 million for the sale of previously closed facilities.

Net interest expense was $2.2 million in both the first quarter of 2003 and 2002. Our average outstanding total debt was $81.6 million in 2003 compared to $81.7 million in the prior year, with approximately the same effective interest rate on our outstanding debt.

An unrealized gain on derivatives of $0.5 million was recorded in the first quarter of 2003 as compared to an unrealized gain of $0.4 million in the first quarter of 2002. The net gain in 2003 related to a $0.6 million gain in the fair value on two interest rate swaps that did not qualify as hedges for accounting purposes, which was partially offset by $0.1 million of expense amortized from accumulated other comprehensive loss established upon the adoption of SFAS No. 133 in 2001. See Item 3, “Quantitative and Qualitative Disclosures About Market Risk.”

As a result of the foregoing factors, pretax loss increased $7.0 million to $8.0 million for the three months ended March 31, 2003 as compared to a pretax loss of $1.0 million for the same period in 2002.

Income taxes were calculated at an effective rate of 38% for the three months ended March 31, 2003 and 2002.

In 2002, we incurred an after-tax non-cash charge of $12.8 million due to the cumulative effect of a change in accounting principle related to the write-off of goodwill under SFAS No. 142, Goodwill and Other Intangible Assets.

Liquidity and Capital Resources

We depend on cash flow from operations and funds available under our secured credit facility to finance seasonal working capital needs, capital expenditures and acquisitions. Our working capital requirements are generally greatest in the second and third quarters, which reflects the seasonal nature of our business. The second and third quarters are also typically our strongest operating quarters, largely due to more favorable weather throughout many of our markets compared to the first and fourth quarters. We typically generate cash from working capital reductions in the fourth quarter of the year and build working capital during the first quarter in preparation for our second and third quarters. We also maintain significant inventories to meet rapid delivery requirements of our customers and to enable us to obtain favorable pricing, delivery and service terms with our suppliers. At March 31, 2003, inventories constituted approximately 36% of our total assets compared to approximately 31% of total assets at March 31, 2002. We also closely monitor operating expenses and inventory levels during seasonally affected periods and, to the extent possible, manage variable operating costs to minimize seasonal effects on our profitability.

We measure our working capital as the sum of net trade accounts receivable, net FIFO inventories and trade accounts payable. At March 31, 2003 and 2002, and December 31, 2002, our working capital, days sales outstanding and inventory turns were as follows:

	March 31,		December 31, 2002
	2003	2002
Trade accounts receivable, net	$83.6	$95.0	$66.8
FIFO inventories, net	98.7	94.1	92.2
Trade accounts payable	(78.9)	(88.7)	(76.7)

Working capital, net	103.4	100.4	82.3

Working capital as % of annualized quarterly net sales	13.2%	11.6%	10.2%
Days sales outstanding	38.5	38.8	34.8
Inventory turns	5.3	5.9	5.3

In the first three months of 2003, changes in working capital used $21.1 million in cash from operating activities due primarily to increases in trade accounts receivable and inventories, offset in part by an increase in trade accounts payable. Changes in working capital in the first three months of 2002 used $12.9 million in cash from operating activities from increases in the same accounts.

Cash used in investing activities for the first three months of 2003 reflects $1.0 million of capital expenditures for normal operating activities. During the first three months of 2002, we spent $0.7 million on capital expenditures for normal operating activities, which were offset by $0.7 million of proceeds on disposals of assets from previously closed facilities.

Cash provided from financing activities for both 2003 and 2002 primarily reflect the $25.9 million and $11.2 million in net borrowings, respectively, under our revolving credit facilities. In the first quarter of 2003, the Company also received proceeds of $1.0 million from the sale-leaseback of technology and communications equipment, for which we also recorded a $0.1 million deferred gain on sale.

We have a $150.0 million senior secured revolving credit facility, which expires in August 2005. Our credit facility consists of a revolving line of credit that provides financing of up to $150.0 million, including up to $10.0 million of letters of credit, at a floating rate of either

(a) LIBOR plus from 200 to 300 basis points or

(b) the prime commercial lending rate of the agent (or, if greater, the federal funds rate plus 0.5%) plus from 25 to 125 basis points,

in each case depending on our trailing average collateral availability. The revolving credit borrowing base cannot exceed the sum of (a) up to 85% of eligible domestic trade receivables and (b) up to the lesser of 65% of the cost of eligible inventory or 85% of the appraised net liquidation value of eligible inventory. We pay a commitment fee in the range of 0.25% to 0.50% per annum on the average daily unused amount of the revolving credit commitment. Huttig and its domestic subsidiary are co-borrowers under this facility, and all of the borrowers’ assets, except real property, collateralize borrowings under the credit facility.

The credit facility agreement contains various covenants which, among other things, limit our ability to incur indebtedness, incur liens, make certain types of acquisitions, declare or pay dividends or make restricted payments, consolidate, merge or sell assets. It also contains financial covenants tied to our borrowing base. If the borrowing base exceeds our actual outstanding borrowing and pre-established reserve levels by less than $25.0 million at any month end, we must maintain or meet a 1.25 to 1.0 minimum fixed charge ratio. As defined in the agreement, the ratio is determined for a rolling 12-month period by dividing EBITDA plus cash rent expense, less non-facility-financed capital expenditures and cash taxes, by cash interest expense plus scheduled debt repayments plus cash rent expense for such period. As defined in the credit agreement, EBITDA means the sum of:

(a) net income,

(b) interest expense,

(c) income tax expense,

(d) depreciation,

(e) amortization,

(f) write-down of goodwill, and

(g) all cash and non-cash extraordinary expenses and losses,

less all cash and non-cash extraordinary income and gains during the period of measurement. Also, daily revolving availability can never fall below $10.0 million.

As of March 31, 2003, the Company had revolving credit borrowings of $90.9 million with $26.8 million of excess credit available under the credit facility. These included letters of credit totaling $6.0 million, primarily for health and workers compensation insurance.

At March 31, 2003, we had three interest rate swap agreements, which expired May 5, 2003, having a total notional amount of principal of $80.0 million outstanding. These swap agreements, in combination with our revolving credit facility, effectively provided for a fixed weighted average rate of 7.15% plus the applicable spread over LIBOR as determined by the amount of collateral availability on $80.0 million of our outstanding revolving credit borrowings. When actual borrowings under the facility were less than the notional amount of the interest rate swaps, we incurred an expense equal to the difference between $80.0 million and the actual amount borrowed, times the difference between the fixed rate on the interest rate swap agreement and the 90-day LIBOR rate. We do not have any current plans to enter into any further interest rate swap agreements. As of May 6, 2003, all of our debt is on a floating interest rate of between 200 and 250 basis points above LIBOR.

We believe that cash generated from our operations and funds available under our credit facility will provide sufficient funds to meet our currently anticipated short-term and long-term liquidity and capital expenditure requirements.

Stock Repurchase Program

In October 2002, our Board of Directors authorized a $5.0 million stock repurchase program that expires in October 2003. At March 31, 2003, we had $4.2 million remaining under the current stock repurchase program.

New Accounting Pronouncements

In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability has been incurred. Adoption of this Statement is required for exit or disposal activities initiated after December 31, 2002. Previously issued financial statements will not be restated. We adopted this statement effective January 1, 2003, and the adoption will impact the timing of exit or disposal activities reported by us on an on-going basis. The adoption did not have a material effect on our consolidated financial condition or results of operations for the first quarter ended March 31, 2003.

In December 2002, the Financial Accounting Standards Board issued No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, which is required to be adopted in fiscal years beginning after December 15, 2002. We adopted SFAS No. 148, which provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as required by SFAS No. 123. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. Our disclosure regarding the effects of stock-based compensation included in Note 2 is in compliance with SFAS No. 148.

Effective November 22, 2002, the Emerging Issues Task Force (“EITF”) reached a consensus regarding EITF Issue No. 02-16, Accounting by a Customer, Including a Reseller, for Cash Consideration Received from a Vendor. This consensus requires that payments from a vendor be classified as a reduction to the price of the vendor’s goods and taken as a reduction to cost of sales unless the payments are (1) reimbursements for costs incurred to sell the product or (2) payments for assets or services provided. The consensus also requires that payments from a vendor be recognized as a reduction to cost of sales on a rational and systematic basis. This consensus became effective for us on January 1, 2003. We already recognized vendor payments as a reduction to cost of sales, based on related purchase volume, and no change was required by us in adopting this consensus, thereby having no material impact on our consolidated financial position or results of operations.

Management Change and Terms of Separation

On March 5, 2003, Barry J. Kulpa resigned his employment as our President and Chief Executive Officer and a member of our Board of Directors, and Michael A. Lupo was appointed interim President and Chief Executive Officer. We entered into a resignation agreement with Mr. Kulpa on that date entitling him to receive (i) payment in full of any accrued but unpaid salary and payment for any accrued vacation, (ii) reimbursement for any previously unreimbursed Huttig-related business expenses, (iii) severance pay in the form of salary continuation, at a rate equal to his then current base salary of $420,000 per year, during the period from March 5, 2003 through March 31, 2005, (iv) continued participation through March 31, 2005 (or, if earlier, until Mr. Kulpa commences other employment) in our health, life and disability insurance plans, with Huttig paying the portion of the plan costs that it would have paid if Mr. Kulpa had continued as an employee, (v) all of his compensation and benefits, to the extent accrued and vested through March 5, 2003, under our benefit plans and programs, (vi) continued use of a company-leased car through March 31, 2005, and (vii) the right to exercise his stock options that were vested as of March 5, 2003 until June 29, 2005.

The resignation agreement also contains a general release by Mr. Kulpa of all claims against us and our related parties. Mr. Kulpa is obligated under the agreement to refrain from disclosing our confidential information, to consult with us through March 31, 2005 if requested to do so and to cooperate with us in any litigation or other legal proceedings. The agreement provides that Mr. Kulpa shall not disparage Huttig or our officers or directors or take any action that a reasonable person would expect to impair the goodwill, business reputation or good name of any of us. The resignation agreement also terminates Mr. Kulpa’s Employment/Severance Agreement with us dated as of October 18, 1999.

Michael A. Lupo has entered into an employment agreement with Huttig pursuant to which he will continue to serve as Huttig’s President and Chief Executive Officer and no longer serve on an interim basis. The agreement is for a term of two years and provides for an annual base salary of $500,000, bonus awards under Huttig’s EVA Incentive Compensation Plan, living expenses of $50,000 per year, severance benefits in the event of a change of control of Huttig and other customary employee benefits. Mr. Lupo also received a grant of options to purchase 400,000 shares of common stock at an exercise price of $2.30 per share, which was the average of the high and low sales prices of the common stock on the New York Stock Exchange on April 28, 2003, the date of grant.

Cyclicality and Seasonality

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

Environmental Regulation

We are subject to federal, state and local environmental protection laws and regulations. We believe that we are in compliance, or are taking action aimed at assuring compliance, with applicable environmental protection laws and regulations. However, that can be no assurance that future environmental liabilities will not have a material adverse effect on our financial condition or results or operations.

We have been identified as a potentially responsible party in connection with the clean up of contamination at a formerly owned property in Montana that was used for the manufacture of wood windows. We are voluntarily remediating this property under the oversight of and in cooperation with the Montana Department of Environmental Quality (“DEQ”), and are complying with a 1995 unilateral administrative order of the DEQ to complete a remedial investigation and feasibility study. The state agency has issued its final risk assessment of this property and we have submitted a work plan for conducting a feasibility study to evaluate alternatives for cleanup. When the DEQ approves the work plan, we will conduct a feasibility study, which will evaluate several potential remedies, including continuation or enhancement of remedial measures already in place and operating. The DEQ then will select a final remedy, publish a record of decision and negotiate with us for an administrative order of consent on the implementation of the final remedy. We currently believe that this process may take several more years to complete and intend to continue monitoring and remediating the site, evaluating cleanup alternatives and reporting regularly to the DEQ during this interim period. Based on our experience to date in remediating this site, we do not believe that the scope of remediation that the DEQ ultimately determines will have a material adverse effect on our results of operations or financial condition in excess of those amounts already accrued. Until the DEQ selects a final remedy, however, we can give no assurance as to the scope or cost to us of the final remediation order.

In addition, some of our current and former distribution centers are located in areas of current or former industrial activity where environmental contamination may have occurred, and for which we, among others, could be held responsible. We currently believe that there are no material environmental liabilities at any of our distribution center locations.

Cautionary Statement

Certain statements in this Form 10-Q contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements regarding:

•	our business strategy and positioning;

•	industry trends and corresponding opportunities for companies like Huttig;

•	the effect of known contingencies, including risks relating to environmental and legal proceedings, on our financial condition, cash flow and results of operations;

•	the future impact of competition, including a new competitor in our Kansas City markets, our ability to maintain favorable terms with our suppliers and transition to alternative suppliers of building products, such as housewrap, and the effects of slower economic activity on our results of operations;

•	availability of alternative suppliers;

•	our future business success, sales volume and growth, product mix and results of operations;

•	our liquidity; and

•	cyclical and seasonal trends.

These statements present management’s expectations, beliefs, plans and objectives regarding our future business and financial performance. These forward-looking statements are based on current projections, estimates, assumptions and judgments, and involve known and unknown risks and uncertainties. There are a number of factors that could cause our actual results to differ materially from those expressed or implied in the forward-looking statements. These factors include, but are not limited to, the following:

•	the strength of the national and local new residential construction and home improvement and remodeling markets, which in turn depend on factors such as
➢	interest rates,
➢	employment levels,
➢	availability of credit,
➢	prices of commodity wood products,
➢	consumer confidence and
➢	weather conditions,

•	the level of competition in our industry,

•	our relationships with suppliers of the products we distribute,

•	costs of complying with environmental laws and regulations,

•	our exposure to product liability claims,

•	our ability to attract and retain key personnel and

•	our ability to comply with availability requirements and financial covenants under our revolving credit facility.

Additional information concerning these and other factors that could materially affect our results of operations and financial condition are included in our most recent Annual Report on Form 10-K. We disclaim any obligation to publicly update or revise any of these forward-looking statements.

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have exposure to market risk as it relates to effects of changes in interest rates. We had debt outstanding at March 31, 2003 under our secured revolving credit facility of $90.9 million. Also at March 31, 2003, we had three interest rate swap agreements, which expired on May 5, 2003, which had a total notional principal amount of $80.0 million. These swap agreements in combination with the credit facility, effectively provided for a fixed weighted average rate of 7.15% plus the applicable spread over LIBOR as determined by the amount of collateral availability (See Item 2—“Liquidity and Capital Resources”) on $80.0 million of our outstanding revolving credit borrowings. During the term of the swap agreements, when actual borrowings under the credit facility were less than the notional amount of the interest rate swaps, we would incur an expense equal to the difference between $80.0 million and the actual amount borrowed, times the difference between the fixed rate on the interest rate swap agreement and the  90-day LIBOR rate.

Our three interest rate swap agreements, which expired May 5, 2003, provided for fixed interest rates on $80.0 million of our outstanding borrowings. Under the accounting treatment prescribed by SFAS No. 133, our liabilities included the fair value of these swaps of $0.5 million and shareholders’ equity includes $0.2 million, net of tax, which was recorded as accumulated other comprehensive loss. Included in income for the three months ended March 31, 2003, after profit from operations, is $0.5 million of an unrealized gain related to the portion of our swap agreements, which did not qualify for hedge accounting treatment according to the SFAS No. 133 criteria. This unrealized gain resulted in an increase to earnings per share of $0.02 in the three month period ending March 31, 2003. There was no impact on cash flow as a result of the accounting treatment required by SFAS No. 133.

We are subject to periodic fluctuations in the price of wood commodities. Profitability is influenced by these changes as prices change between the time we buy and sell the wood. In addition, to the extent changes in interest rates affect the housing and remodeling market, we would be affected by such changes.

ITEM 4—CONTROLS AND PROCEDURES

Within the 90 day period prior to the date of filing this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our Disclosure Committee and our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities and Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in all material respects in (a) causing information required to be disclosed by us in reports that we file or submit under the Securities and Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (b) causing such information to be accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II—OTHER INFORMATION

ITEM 6—EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the company. (Incorporated by reference to Exhibit 3.1 to the Form 10 filed with the Commission on September 21, 1999.)

3.2	Bylaws of the company as amended as of July 22, 2002 (Incorporated by reference to Exhibit 3.2 to the Form 10-Q filed with the Commission on August 14, 2002.)

* 10.1	Amendment No. 1 to 1999 Stock Incentive Plan.

* 10.2	Amendment No. 1 to Amended and Restated 2001 Stock Incentive Plan.

* 10.3

Resignation Agreement between the Company and Barry J. Kulpa dated March 5, 2003. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 10, 2003.)

* 10.4	Resignation Agreement between the Company and John M. Mullin dated March 19, 2003.

* 10.5	Executive Employment Contract dated May 1, 2003, between the Company and Michael A. Lupo.

99.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

99.3	Press Release dated May 14, 2003.

*	Management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K

On March 10, 2003, we filed a Current Report on Form 8-K, dated March 5, 2003 reporting our announcement that Barry J. Kulpa had resigned his employment as the President and Chief Executive Officer and a member of the Board of Directors of the Company and that Michael A. Lupo had been appointed interim President and Chief Executive Officer.

On April 21, 2003, we filed a Current Report on Form 8-K, dated April 17, 2003 reporting our press release setting forth our financial results for the first quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUTTIG BUILDING PRODUCTS, INC.

Date: May 14, 2003	/S/ MICHAEL A. LUPO
Michael A. Lupo President, Chief Executive Officer and Director (Principal Executive Officer)

Date: May 14, 2003	/S/ THOMAS S. MCHUGH
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

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	/S/ MICHAEL A. LUPO
Michael A. Lupo President and Chief Executive Officer

Huttig Building Products, Inc. and Subsidiaries

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Thomas S. McHugh, Vice President—Finance and Chief Financial Officer of Huttig Building Products, Inc., certify that:

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

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	/S/ THOMAS S. MCHUGH
Thomas S. McHugh Vice President—Finance and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of the company. (Incorporated by reference to Exhibit 3.1 to the Form 10 filed with the Commission on September 21, 1999.)

3.2	Bylaws of the company as amended as of July 22, 2002 (Incorporated by reference to Exhibit 3.2 to the Form 10-Q filed with the Commission on August 14, 2002.)

*10.1	Amendment No. 1 to 1999 Stock Incentive Plan.

*10.2	Amendment No. 1 to Amended and Restated 2001 Stock Incentive Plan.

*10.3

Resignation Agreement between the Company and Barry J. Kulpa dated March 5, 2003. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 10, 2003.)

*10.4	Resignation Agreement between the Company and John M. Mullin dated March 19, 2003.

*10.5	Executive Employment Contract dated May 1, 2003, between the Company and Michael A. Lupo.

99.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

99.3	Press Release dated May 14, 2003.