Form 10-Q
period 2003-06-30
HUTTIG BUILDING PRODUCTS INC
filed 2003-08-08
CIK 1093082

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003 Commission file number 1-14982

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

    The number of shares of Common Stock outstanding on June 30, 2003 was 19,450,701 shares.

PART I. FINANCIAL INFORMATION

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2003 AND DECEMBER 31, 2002

(In Millions)

	June 30, 2003	December 31, 2002
	(unaudited)
ASSETS

Current Assets:
Cash and equivalents	$6.1	$3.4
Trade accounts receivable, net	84.9	66.8
Inventories, net	93.7	84.4
Other current assets	4.1	8.1

Total current assets	188.8	162.7

Property, Plant and Equipment:
Land	6.6	6.6
Building and improvments	35.2	34.7
Machinery and equipment	40.0	37.6

Gross property, plant and equipment	81.8	78.9
Less accumulated depreciation	39.3	37.3

Property, plant and equipment, net	42.5	41.6

Other Assets:
Goodwill	13.6	13.6
Other	3.6	4.0
Deferred income taxes	12.8	11.6

Total other assets	30.0	29.2

Total Assets	$261.3	$233.5

see notes to consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2003 AND DECEMBER 31, 2002

(In Millions, Except Share and Per Share Data)

	June 30, 2003	December 31, 2002
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Current portion of debt	$1.5	$0.9
Trade accounts payable	80.2	76.7
Deferred income taxes	3.5	4.0
Accrued compensation	6.5	5.8
Other accrued liabilities	9.5	7.2

Total current liabilities	101.2	94.6

Non-current Liabilities:
Debt	93.2	67.0
Fair value of derivative instruments	—	1.6
Other non-current liabilities	1.7	2.1

Total non-current liabilities	94.9	70.7

Commitments and Contingencies

Shareholders’ Equity:
Preferred shares; $.01 par (5,000,000 shares authorized)	—	—
Common shares; $.01 par (50,000,000 shares authorized; 20,896,145 shares issued)	0.2	0.2
Additional paid-in capital	33.4	33.5
Retained earnings	39.6	43.0
Unearned compensation—restricted stock	(0.1)	(0.4)
Accumulated other comprehensive loss	—	(0.6)
Less: Treasury shares, at cost (1,445,444 shares at June 30, 2003; 1,405,013 shares at December 31, 2002)	(7.9)	(7.5)

Total shareholders’ equity	65.2	68.2

Total Liabilities and Shareholders’ Equity	$261.3	$233.5

see notes to consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002

(UNAUDITED)

(In Millions, Except Per Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net Sales	$224.9	$220.8	$420.9	$436.3

Cost of Sales and Operating Expenses:
Cost of sales	181.0	179.9	341.9	353.2
Operating expenses	38.1	39.5	77.9	79.7
Depreciation and amortization	1.6	1.5	3.2	2.9
Gain on disposal of capital assets	—	(0.2)	—	(0.4)

Total cost of sales and operating expenses	220.7	220.7	423.0	435.4

Operating Profit (Loss)	4.2	0.1	(2.1)	0.9

Other Income (Expense):
Interest expense, net	(1.9)	(2.4)	(4.1)	(4.7)
Unrealized gain (loss) on derivatives	0.2	(0.1)	0.7	0.3

Total other expense, net	(1.7)	(2.5)	(3.4)	(4.4)

Income (Loss) Before Income Taxes and Cumulative Effect of a Change in Accounting Principle	2.5	(2.4)	(5.5)	(3.5)

Provision for Income Taxes	0.9	(0.9)	(2.1)	(1.3)

Net Income (Loss) Before Cumulative Effect of a Change in Accounting Principle	1.6	(1.5)	(3.4)	(2.2)

Cumulative Effect of a Change in Accounting Principle (Net of $7.9 Million of Taxes)	—	—	—	(12.8)

Net Income (Loss)	$1.6	$(1.5)	$(3.4)	$(15.0)

Basic Income (Loss) Per Share:
Net income (loss) before cumulative effect of a change in accounting principle	$0.08	$(0.07)	$(0.17)	$(0.11)
Cumulative effect of a change in accounting principle (net of taxes)	—	—	—	(0.64)

Net income (loss) per basic share	$0.08	$(0.07)	$(0.17)	$(0.75)

Weighted Average Basic Shares Outstanding	19.5	19.7	19.5	19.7

Diluted Income (Loss) Per Share:
Net income (loss) before cumulative effect of a change in accounting principle	$0.08	$(0.07)	$(0.17)	$(0.11)
Cumulative effect of a change in accounting principle (net of taxes)	—	—	—	(0.64)

Net income (loss) per diluted share	$0.08	$(0.07)	$(0.17)	$(0.75)

Weighted Average Diluted Shares Outstanding	19.5	19.7	19.5	19.7

see notes to consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

(UNAUDITED)

(In Millions)

	Common Shares Outstanding, at Par Value	Additional Paid-In Capital	Retained Earnings	Unearned Compensation- Restricted Stock	Accumulated Other Comprehensive Loss	Treasury Shares, at Cost	Total Shareholders’ Equity
Balance at January 1, 2002	$0.2	$33.4	$54.8	$(0.4)	$(1.7)	$(7.2)	$79.1

Net loss			(15.0)				(15.0)

Fair market value adjustment of derivatives, net of tax					0.7		0.7

Comprehensive income (loss)			(15.0)		0.7		(14.3)

Restricted stock issued, net of amortization expense		0.1		(0.1)		0.2	0.2

Stock options exercised		(0.1)				0.6	0.5

Treasury stock purchases						(0.3)	(0.3)

Balance at June 30, 2002	$0.2	$33.4	$39.8	$(0.5)	$(1.0)	$(6.7)	$65.2

Balance at January 1, 2003	$0.2	$33.5	$43.0	$(0.4)	$(0.6)	$(7.5)	$68.2

Net loss			(3.4)				(3.4)

Fair market value adjustment of derivatives, net of tax					0.6		0.6

Comprehensive income (loss)			(3.4)		0.6		(2.8)

Restricted stock issued, net of forfeitures and amortization expense		(0.1)		0.3		(0.4)	(0.2)

Balance at June 30, 2003	$0.2	$33.4	$39.6	$(0.1)	$—	$(7.9)	$65.2

see notes to consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

(UNAUDITED)

(In Millions)

	Six Months Ended June 30,
	2003	2002
Cash Flows From Operating Activities:
Net loss	$(3.4)	$(15.0)
Cumulative effect of a change in accounting principle (net of tax)	—	12.8

Net loss before cumulative effect of a change in accounting principle	(3.4)	(2.2)
Gain on disposal of capital assets	—	(0.4)
Depreciation and amortization	3.7	3.6
Deferred income taxes	(2.0)	1.2
Unrealized gain on derivatives, net	(0.7)	(0.2)
Accrued postretirement benefits	(0.1)	(0.1)
Changes in operating assets and liabilities:
Trade accounts receivable	(18.1)	(8.8)
Inventories	(9.3)	(11.2)
Other current assets	3.9	3.1
Trade accounts payable	3.5	37.0
Accrued liabilities	2.6	(4.7)
Other	(0.4)	(1.2)

Total cash from operating activities	(20.3)	16.1

Cash Flows From Investing Activities:
Capital expenditures	(2.1)	(2.4)
Proceeds from disposition of capital assets	—	1.1

Total cash from investing activities	(2.1)	(1.3)

Cash Flows From Financing Activities:
Repayment of long-term debt	(0.5)	(0.5)
Borrowings (repayment) of debt on revolving debt agreements, net	24.6	(14.9)
Proceeds from sale-leaseback of equipment	1.0	—
Proceeds from exercise of stock options	—	0.5
Purchase of treasury stock	—	(0.3)

Total cash from financing activities	25.1	(15.2)

Net Increase (Decrease) in Cash and Equivalents	2.7	(0.4)

Cash and Equivalents, Beginning of Period	3.4	5.6

Cash and Equivalents, End of Period	$6.1	$5.2

Supplemental Disclosure of Cash Flow Information:
Interest paid	$4.1	$4.0
Income tax refunds received	$(2.1)	$(0.4)
Non-cash financing activities:
Equipment acquired with capital lease obligations	$2.7	$—

see notes to consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BASIS OF PRESENTATION

The consolidated financial statements included herein have been prepared by Huttig Building Products, Inc. (the “Company” or “Huttig”) on a consolidated basis, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the information presented not misleading. It is recommended that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K. The financial information contained herein reflects, in the opinion of management, all adjustments necessary to present fairly, consisting of normal recurring items and the results for the interim periods presented. Certain amounts in the prior period consolidated financial statements have been reclassified to be consistent with the current period’s presentation.

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

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Net income (loss), as reported	$1.6	$(1.5)	$(3.4)	$(15.0)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	(0.1)	(0.1)	(0.2)

Net income (loss), pro forma	$1.6	$(1.6)	$(3.5)	$(15.2)

Basic income (loss) per share:
As reported	$0.08	$(0.07)	$(0.17)	$(0.75)
Pro Forma	$0.08	$(0.08)	$(0.18)	$(0.77)
Diluted income (loss) per share:
As reported	$0.08	$(0.07)	$(0.17)	$(0.75)
Pro Forma	$0.08	$(0.08)	$(0.18)	$(0.77)

3. DEBT

Debt consisted of the following at June 30, 2003 and December 31, 2002 (in millions):

	June 30, 2003	December 31, 2002
Revolving Credit Agreement	$89.6	$65.0
Capital lease obligations	5.1	2.9

Total debt	94.7	67.9
Less: current portion	1.5	0.9

Long-term debt	$93.2	$67.0

The Company has a $150.0 million Senior Secured Revolving Credit Facility, as amended, (the “Credit Facility”) which expires in August 2005. The Credit Facility consists of a revolving line of credit (“Revolving Credit”) that provides financing of up to $150.0 million, including up to $10.0 million of Letters of Credit, at a floating rate of either (a) LIBOR plus from 200 to 300 basis points or (b) the prime commercial lending rate of the agent (or, if greater, the federal funds rate plus 0.5%) plus from 25 to 125 basis points, in each case depending on the Company’s trailing average collateral availability. The Revolving Credit borrowing base shall not exceed the sum of (a) up to 85% of eligible domestic trade receivables and (b) up to the lesser of 65% of the cost of eligible inventory or 85% of the appraised net liquidation value of eligible inventory. The Company has agreed to pay a commitment fee in the range of 0.25% to 0.50% per annum on the average daily unused amount of the Revolving Credit commitment. All of the Company’s assets, except real property, collateralize borrowings under the Credit Facility. As of June 30, 2003, the Company had revolving credit borrowings of $89.6 million with $32.7 million of excess credit available under the Credit Facility.

Provisions of the Credit Facility contain various covenants which, among other things, limit the Company’s ability to incur indebtedness, incur liens, make certain types of acquisitions, declare or pay dividends or make restricted payments, consolidate, merge or sell assets. They also contain financial covenants tied to the Company’s borrowing base. On May 30, 2003, the Credit Facility was amended to eliminate the $25.0 million month end collateral availability trigger for a minimum fixed charge coverage ratio requirement and replace it with a monthly minimum average collateral availability trigger. As amended, the Credit Facility provides that if, at the end of amy month, the Company’s daily average borrowing base during that month exceeds the Company’s daily average outstanding borrowing and pre-established reserve levels during that month by less than an average monthly amount as specified below, the Company must maintain or meet a minimum fixed charge coverage ratio (defined as (a) EBITDA – as defined in the Credit Facility agreement – less capital expenditures less cash taxes plus cash rent expense divided by (b) cash interest expense plus scheduled debt repayments plus cash rent expense) as specified below. The minimum average collateral availability and minimum fixed charge coverage ratio will adjust over a period of time, as set forth in the table below.

Fiscal Month	Monthly Minimum Average Collateral Availability	Minimum Fixed Charge Coverage Ratio
March 2003 through August 2003	$15.0 million	1.01
September 2003	$15.0 million	1.10
October 2003 through November 2003	$20.0 million	1.10
December 2003 through May 2004	$20.0 million	1.15
June 2004 through November 2004	$20.0 million	1.20
December 2004 through the Maturity Date	$20.0 million	1.25

Also, the Company must not permit its daily revolving availability under the Credit Facility to fall below $10.0 million.

The Company’s borrowing base was in excess of the minimum daily average borrowing base and reserve levels by more than $10.0 million during the second quarter of 2003.

On May 5, 2003, the Company’s three interest rate swap agreements expired. These swap agreements, in conjunction with the Credit Facility, effectively provided for a fixed weighted average annual rate of 7.15% plus the applicable spread over LIBOR on up to $80.0 million of the Company’s outstanding revolving credit borrowings. Prior to the expiration of the swaps, when actual borrowings under the facility were less than the notional amount of the interest rate swaps, the Company incurred an expense equal to the difference between $80.0 million and the actual amount borrowed, multiplied by the difference between the fixed rate on the interest rate swap agreement and the 90-day LIBOR rate. The Company does not have any current plans to enter into any further interest rate swap agreements. As of May 6, 2003, all of the Company’s bank debt began accruing interest at a floating rate basis of between 200 and 300 basis points above LIBOR.

At June 30, 2003, the Company had letters of credit outstanding under the Credit Facility totaling $6.6 million, primarily for health and workers compensation insurance.

4. REPURCHASE OF COMMON STOCK

In October 2002, the Company’s Board of Directors authorized a $5.0 million stock repurchase program that expires in October 2003. At June 30, 2003, the Company had $4.2 million remaining under the current stock repurchase program.

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

For the six months ended June 30, 2003, a total unrealized gain on derivatives of $0.7 million was recorded. This includes $0.8 million of an unrealized gain related to the change in fair value on the two interest rate swaps that did not qualify as hedges for accounting purposes which was partially offset by $0.1 million of expense that was amortized from accumulated other comprehensive loss. The interest rate swap that was designated as a cash flow hedge was determined to be highly effective and substantially all of the change in the fair value was charged to accumulated other comprehensive loss.

There was no impact on cash flow as a result of the accounting treatment required by SFAS No. 133 for the three interest rate swap agreements.

6. COMMITMENTS AND CONTINGENCIES

In January 2003, the Company entered into a sale-leaseback arrangement. The Company sold technology and communications equipment purchased in 2002 with a net current value of $0.9 million and received proceeds of $1.0 million. A deferred gain on the sale was recorded in the amount of $0.1 million and will be recognized over the three-year lease term. The lease is being accounted for as an operating lease in accordance with SFAS No. 13, Accounting for Leases.

In June 2003, the Company entered into a $2.7 million four-year capital lease obligation to re-finance equipment under an operating lease. The equipment consisted of existing rolling stock, forklifts and product equipment. The Company’s fixed assets increased by $2.7 million. The transaction had no impact on cash or our borrowing availability.

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

With the adoption of SFAS No. 142, the Company ceased amortization of goodwill as of January 1, 2002. The following table presents the pro forma quarterly net income of the Company excluding the effects of goodwill amortization (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income (loss):
Net income (loss) before cumulative effect of a change in accounting principle	$1.6	$(1.5)	$(3.4)	$(2.2)
Cumulative effect of a change in accounting principle (net of tax)	—	—	—	(12.8)

Reported net income (loss)	$1.6	$(1.5)	$(3.4)	$(15.0)

Basic income (loss) per share:
Net income (loss) before cumulative effect of a change in accounting principle	$0.08	$(0.07)	$(0.17)	$(0.11)
Cumulative effect of a change in accounting principle (net of tax)	—	—	—	(0.64)

Reported net income (loss)	$0.08	$(0.07)	$(0.17)	$(0.75)

Diluted income (loss) per share:
Net income (loss) before cumulative effect of a change in accounting principle	$0.08	$(0.07)	$(0.17)	$(0.11)
Cumulative effect of a change in accounting principle (net of tax)	—	—	—	(0.64)

Reported net income (loss)	$0.08	$(0.07)	$(0.17)	$(0.75)

The following table reflects the components of intangible assets that are being amortized, excluding goodwill (in millions):

	June 30, 2003		December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Non-compete agreements	$3.6	$3.3	$3.6	$3.2
Trademarks	1.4	0.5	1.4	0.4

Total	$5.0	$3.8	$5.0	$3.6

Amortization expense on intangible assets was $0.2 million for each of the six months ended June 30, 2003 and 2002. The following table sets forth the estimated amortization expense on intangible assets for the years ending December 31, (in millions):

2003	$0.3
2004	0.2
2005	0.1
2006	0.1
2007	0.1
Thereafter	0.6

8. NEW ACCOUNTING PRONOUNCEMENTS

In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability has been incurred. Adoption of this statement is required for exit or disposal activities initiated after December 31, 2002. Previously issued financials statements will not be restated. The Company adopted this statement effective January 1, 2003, and the adoption will impact the timing of exit or disposal activities reported by the Company on an on-going basis. The adoption did not have any effect on the Company’s consolidated financial condition or results of operations for the six months ended June 30, 2003.

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

9. NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of net income (loss) per basic and diluted share (net income (loss) amounts in millions, share amounts in thousands, per share amounts in dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income (loss) (numerator)	$1.6	$(1.5)	$(3.4)	$(15.0)

Weighted average number of basic shares outstanding (denominator)	19,451	19,740	19,501	19,708

Net income (loss) per basic share	$0.08	$(0.07)	$(0.17)	$(0.75)

Weighted average number of basic shares outstanding	19,451	19,740	19,501	19,708

Common stock equivalents for diluted common shares outstanding	18	—	—	—

Weighted average number of diluted shares outstanding (denominator)	19,469	19,740	19,501	19,708

Net income (loss) per diluted share	$0.08	$(0.07)	$(0.17)	$(0.75)

Stock options to purchase 904,900 shares and 1,332,300 shares for the three months ended June 30, 2003 and 2002, respectively, were not dilutive and therefore, were excluded from the computations of diluted income (loss) per share amounts. Stock options to purchase 1,304,900 shares and 1,332,300 shares for the six months ended June 30, 2003 and 2002, respectively, were not dilutive and therefore, were excluded from the computations of diluted income (loss) per share amounts.

10. MANAGEMENT CHANGES AND TERMS OF SEPARATION

Severance expense of $1.8 million was recorded in the first quarter of 2003 for payments, including future payments, to the Company’s former President and Chief Executive Officer and eleven other employees whose employment terminated during the quarter ended March 31, 2003. During the six months ended June 30, 2003, total severance payments of $0.5 million were paid. The present value of the remaining severance payments totaled $1.3 million at June 30, 2003, and are expected to be fully paid by March 31, 2005.

Michael A. Lupo entered into an employment agreement on May 1, 2003, with the Company pursuant to which he will continue to serve as the Company’s President and Chief Executive Officer and no longer serve on an interim basis. The agreement is for a term of two years and provides for an annual base salary of $500,000, bonus awards under the Company’s EVA Incentive Compensation Plan, living expenses of $50,000 per year, severance benefits in the event of a change of control of the Company and other customary employee benefits. Mr. Lupo also received a grant of options to purchase 400,000 shares of common stock at an exercise price of $2.30 per share, which was the average of the high and low sales prices of the common stock on the New York Stock Exchange on April 28, 2003, the date of grant. These options become exercisable for up to 200,000 shares on April 28, 2004, with the remaining shares on the earlier of (i) April 28, 2005; (ii) the date the contract is terminated by the Company; or (iii) upon the occurrence of a change in control as defined in the Company’s Stock Incentive Plan.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Huttig is one of the largest domestic distributors of building materials used principally in new residential construction and in home improvement, remodeling, and repair work. We distribute our products through 56 distribution centers serving 46 states. Our wholesale distribution centers sell principally to building materials dealers, national buying groups, and home centers, who, in turn, supply the end-user. Our Builder Resource locations sell directly to professional builders and contractors. Our industrial branches primarily sell hardwood, industrial grade plywood and laminate products to industrial and manufactured housing builders. Our American Pine Products manufacturing facility, located in Prineville, Oregon, produces softwood mouldings. Approximately 36% and 35% of American Pine’s sales were to Huttig’s distribution centers in the six months ended June 30, 2003 and 2002, respectively.

The following table sets forth our sales, by product classification as a percentage of total sales, for the three and six months ended June 30, 2003 and 2002:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Doors	35%	36%	36%	36%

Wood Products (1)	20%	19%	20%	19%

Millwork (2)	19%	20%	18%	19%

Weatherization and Metal Products (3)	15%	15%	16%	16%

General Building Products (4)	11%	10%	10%	10%

Total Net Product Sales	100%	100%	100%	100%

(1)	Wood products include panels, lumber, and engineered wood products.
(2)	Millwork includes windows, mouldings, frames, stair products, and columns.
(3)	Weatherization and metal products include roofing, connectors and fasteners, siding, housewrap, and insulation.
(4)	General building products include decking, drywall, kitchen, and other miscellaneous building products.

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

Results of Operations

Three Months Ended June 30, 2003 Compared to the Three Months Ended June 30, 2002

Net sales for the three months ended June 30, 2003 were $224.9 million, a 1.9% increase over the second quarter of 2002 when sales were $220.8 million. We increased sales of all product categories except millwork, which was down due to lower windows sales. Sales through wholesale distribution branches were $186.4 million for the second quarter of 2003, an increase of 2.2% over the same period last year. The increase reflects a strong recovery from severe winter weather during the first quarter in the Northeast. Offsetting the increase was a decrease in sales in the Midwest region. Sales in Builder Resource and industrial branches were $29.6 million for this year’s second quarter, or 5.5% above last year. The sales increase reflects an improvement in the Kansas City area, where sales have been adversely affected by a new competitor in that market beginning in the second quarter of 2002.

Gross profit increased $3.0 million to $43.9 million in the second quarter of 2003 from $40.9 million in the same period of 2002. Gross profit as a percentage of net sales was 19.5% and 18.5% for the quarters ended June 30, 2003 and 2002, respectively. Gross margins during the second quarter of 2003 were positively impacted by improved inventory controls and lower purchasing costs.

Operating expenses decreased $1.4 million to $38.1 million in the second quarter of 2003 compared to $39.5 million in the second quarter of 2002. The decrease primarily reflects a reduction in bad debt expense of $1.0 million, resulting from an improvement in our trade accounts receivable aging compared to a year ago. Our employee benefit expenses decreased by $0.4 million during 2003 primarily through reductions in our medical insurance costs.

Depreciation and amortization was $1.6 million in the second quarter of 2003, which is $0.1 million higher than the same period in the prior year. The increase is due primarily to our spending $4.2 million for capital expenditures in the second half of 2002.

There were no gains on disposal of assets for the quarter ended June 30, 2003. In the second quarter of 2002, gains on disposal of assets were $0.2 million for the sale of a previously closed facility.

Net interest expense was $1.9 million in the second quarter of 2003, which is $0.5 million less than the same period in 2002. The decrease is a result of a reduction in our effective borrowing rate after the expiration of our interest rate swaps in May 2003. The interest rate swaps had provided for a weighted average fixed rate of interest of 7.15% on up to $80 million of our outstanding bank debt. Average debt during the second quarter of 2003 was $90.3 million versus $78.4 million in the second quarter of 2002.

An unrealized gain on derivatives of $0.2 million was recorded in the second quarter of 2003 as compared to an unrealized loss of $0.1 million in the second quarter of 2002. The gain in 2003 related to a $0.2 million gain in the fair value on two interest rate swaps that did not qualify as hedges for accounting purposes. See Item 3, “Quantitative and Qualitative Disclosures About Market Risk.”

As a result of the foregoing factors, pretax income increased by $4.9 million to $2.5 million compared to a pretax loss of $2.4 million in the second quarter of 2002.

Income taxes were calculated at an effective rate of 38% for the three months ended June 30, 2003 and 2002.

Six Months Ended June 30, 2003 Compared to the Six Months Ended June 30, 2002

Net sales for the six months ended June 30, 2003 were $420.9 million, a 3.5% decrease from the first six months of 2002 when sales were $436.3 million. Sales through wholesale distribution branches were $350.1 million for the first six months of 2003, a decrease of 2.5% from the same period last year. The decrease was primarily a result of severe winter weather in the first quarter of the year in our Northeast, Mid-Atlantic and Midwest regions. This was offset somewhat by a strong recovery in the second quarter in the Northeast region. Sales in Builder Resource and industrial branches were $53.8 million for the first six months of this year, or 11.0% below last year, primarily due to the impact of a new competitor in the Kansas City area that commenced operations in the second quarter of 2002. We started to see a sales recovery in this location in the second quarter of 2003 as sales increased by 16.3% versus the second quarter of 2002.

Gross profit decreased $4.1 million to $79.0 million in the first six months of 2003 from $83.1 million in the same period of 2002. Gross profit as a percentage of net sales was 18.8% and 19.0% for the six months ended June 30, 2003 and 2002, respectively. Gross margins during the first six months of 2003 were negatively affected by losses on builder contracts, loss of purchase discounts and lower prices primarily during the first quarter. These declines were partially offset by an increase in vendor rebates and lower inventory losses and production costs.

Operating expenses decreased $1.8 million to $77.9 million in the first six months of 2003 compared to $79.7 million in the first six months of 2002. In the first quarter of 2003, we recorded $1.8 million of severance costs, $0.3 million for increases in accruals and $0.7 million for increases in the allowances for uncollectible customer and vendor accounts. These increases were offset by a reduction of $2.9 million in personnel expenses in the first six months of 2003 compared to prior year, primarily due to lower average headcount, contract labor costs and medical insurance costs. In 2003, we also reduced bad debt expense by $1.1 million, most of which was achieved during the second quarter. In the first quarter of 2002, we incurred $0.9 million of costs relating to the settlement and legal expenses of an asbestos-related product liability lawsuit.

Depreciation and amortization was $3.2 million in the first six months of 2003, which is $0.3 million higher than the same period in the prior year. The increase is due primarily to our spending $4.2 million for capital expenditures in the second half of 2002.

There were no gains on disposal of assets for the six months ended June 30, 2003. During the first six months of 2002, gains on disposal of assets were $0.4 million for the sale of previously closed facilities.

Net interest expense was $4.1 million for the six months ended June 30, 2003, which is $0.6 million less than the first six months of 2002. The decrease is a result of a reduction in our effective borrowing rate after the expiration of our interest rate swaps in May 2003. The interest rate swaps had provided for a weighted average fixed rate of interest of 7.15% on up to $80 million of our outstanding bank debt. Average debt during the first six months of 2003 was $84.9 million versus $79.4 million in the first six months of 2002.

An unrealized gain on derivatives of $0.7 million was recorded for the six months ended June 30, 2003, as compared to an unrealized gain of $0.3 million for the six months ended June 30, 2002. The net gain in 2003 related to a $0.8 million gain in the fair value on two interest rate swaps that did not qualify as hedges for accounting purposes, which was partially offset by $0.1 million of expense amortized from accumulated other comprehensive loss established upon the adoption of SFAS No. 133 in 2001. See Item 3, “Quantitative and Qualitative Disclosures About Market Risk.”

As a result of the foregoing factors, pretax loss increased $2.0 million to $5.5 million in 2003 as compared to a pretax loss of $3.5 million in 2002.

Income taxes were calculated at an effective rate of 38% for the six months ended June 30, 2003 and 2002.

Effective January 1, 2002, we incurred an after-tax non-cash charge of $12.8 million due to the cumulative effect of a change in accounting principle related to the write-off of goodwill under SFAS No. 142, Goodwill and Other Intangible Assets. See Note 7. “Goodwill and Intangible Assets” of the Consolidated Financial Statements for further discussion.

Liquidity and Capital Resources

We depend on cash flow from operations and funds available under our secured credit facility to finance seasonal working capital needs, capital expenditures and acquisitions. Our working capital requirements are generally greatest in the second and third quarters, which reflects the seasonal nature of our business. The second and third quarters are also typically our strongest operating quarters, largely due to more favorable weather throughout many of our markets compared to the first and fourth quarters. We typically generate cash from working capital reductions in the fourth quarter of the year and build working capital during the first quarter in preparation for our second and third quarters. We also maintain significant inventories to meet rapid delivery requirements of our customers and to enable us to obtain favorable pricing, delivery and service terms with our suppliers. At June 30, 2003 and 2002, inventories constituted approximately 36% of our total assets. We also closely monitor operating expenses and inventory levels during seasonally affected periods and, to the extent possible, manage variable operating costs to minimize seasonal effects on our profitability.

We measure our working capital as the sum of net trade accounts receivable, net FIFO inventories and trade accounts payable. At June 30, 2003 and 2002, and December 31, 2002, our working capital, days sales outstanding and inventory turns were as follows:

	June 30,		December 31, 2002
	2003	2002
Trade accounts receivable, net	$84.9	$82.8	$66.8
FIFO inventories, net	101.5	88.9	92.2
Trade accounts payable	(80.2)	(101.5)	(76.7)

Working capital, net	106.2	70.2	82.3

Working capital as % of annualized quarterly net sales	11.8%	7.9%	10.2%
Days sales outstanding	32.5	34.0	34.8
Inventory turns	6.1	6.8	5.3

Working capital as % of annualized quarterly net sales is defined as follows: Divide quarter end working capital, net by annualized current quarter net sales.

Days sales outstanding is defined as follows: Divide month end trade accounts receivable, net by current month net sales, then multiply by 30.

Inventory turns is defined as follows: Average the two most recent warehouse and production cost of sales, divide by month end net FIFO inventory, multiply by 12.

In the first six months of 2003, changes in working capital and bank debt provided cash of $0.7 million. The increase in trade accounts receivable and inventories of $27.4 million was offset by an increase in trade accounts payable and net bank debt of $28.1 million. In the first six months of 2002, changes in working capital and bank debt provided cash of $2.1 million. The increase in trade accounts receivable and inventories of $20.0 million was offset by a net increase in trade accounts payable and net bank debt of $22.1 million.

Our total bank debt and trade accounts payable ended the second quarter at $169.9 million, compared to $156.4 million a year ago. The increase was primarily attributable to increased inventory to support anticipated higher sales compared to the same period in 2002 and new sales programs that commence in the third quarter of 2003. The increase in trade accounts receivable over the prior year reflects higher sales in the second quarter of 2003 versus a year ago.

Cash used in investing activities for the first six months of 2003 reflects $2.1 million of capital expenditures for normal operating activities. During the first six months of 2002, we spent $2.4 million on capital expenditures for normal operating activities, which were offset by $1.1 million of proceeds on disposals of assets from previously closed facilities.

Cash provided from financing activities for 2003 primarily reflects proceeds of $1.0 million from the sale-leaseback of technology and communications equipment.

In the second quarter of 2003, we entered into a $2.7 million four-year capital lease obligation to re-finance equipment under an operating lease. The equipment consisted of existing rolling stock, forklifts and product equipment. Our fixed assets increased by $2.7 million. The transaction had no impact on cash or our borrowing availability.

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

The Credit Facility contains various covenants which, among other things, limit our ability to incur indebtedness, incur liens, make certain types of acquisitions, declare or pay dividends or make restricted payments, consolidate, merge or sell assets. It also contains financial covenants tied to our borrowing base, which we amended on May 30, 2003. We amended the Credit Facility agreement to eliminate the $25.0 million month end collateral availability trigger for a minimum fixed charge coverage ratio requirement and replace it with a monthly minimum average collateral availability trigger. If, at the end of any month, our daily average borrowing base during that month exceeds our daily average outstanding borrowing and pre-established reserve levels during that month by less than an average monthly amount that will adjust over the term of the facility as set forth below, we must maintain or meet a minimum fixed charge coverage ratio. As defined in the agreement, the ratio is determined for a rolling 12-month period by dividing EBITDA plus cash rent expense, less non-facility-financed capital expenditures and cash taxes, by cash interest expense plus scheduled debt repayments plus cash rent expense for such period. As defined in the credit agreement, EBITDA means the sum of:

(a)	net income,
(b)	interest expense,
(c)	income tax expense,
(d)	depreciation,
(e)	amortization,
(f)	write-down of goodwill, and
(g)	all cash and non-cash extraordinary expenses and losses,

less all cash and non-cash extraordinary income and gains during the period of measurement. The minimum average collateral availability and minimum fixed charge coverage ratio will adjust over the term of the facility, as set forth below.

Fiscal Month	Monthly Minimum Average Collateral Availability	Minimum Fixed Charge Coverage Ratio
March 2003 through August 2003	$15.0 million	1.01
September 2003	$15.0 million	1.10
October 2003 through November 2003	$20.0 million	1.10
December 2003 through May 2004	$20.0 million	1.15
June 2004 through November 2004	$20.0 million	1.20
December 2004 through the Maturity Date	$20.0 million	1.25

Also, the Company must not permit its daily revolving availability under the Credit Facility to fall below $10.0 million.

Our borrowing base was in excess of the minimum daily average borrowing base and reserve levels by more than $10.0 million during the second quarter of 2003.

As of June 30, 2003, we had revolving credit borrowings of $89.6 million with $32.7 million of excess credit available under the credit facility. These included letters of credit totaling $6.6 million, primarily for health and workers compensation insurance.

On May 5, 2003, our three interest rate swap agreements expired. These swap agreements, in combination with our revolving credit facility, effectively provided for a fixed weighted average annual rate of 7.15% plus the applicable spread over LIBOR on up to $80.0 million of our outstanding revolving credit borrowings. Prior to the expiration of the swaps, when actual borrowings under the facility were less than the notional amount of the interest rate swaps, we incurred an expense equal to the difference between $80.0 million and the actual amount borrowed, times the difference between the fixed rate on the interest rate swap agreement and the 90-day LIBOR rate. Effective May 6, 2003, all of our bank debt began accruing interest at a floating rate of between 200 and 300 basis points above LIBOR.

We believe that cash generated from our operations and funds available under our credit facility will provide sufficient funds to meet our currently anticipated short-term and long-term liquidity and capital expenditure requirements.

Stock Repurchase Program

In October 2002, our Board of Directors authorized a $5.0 million stock repurchase program that expires in October 2003. At June 30, 2003, we had $4.2 million remaining under the current stock repurchase program.

New Accounting Pronouncements

In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability has been incurred. Adoption of this Statement is required for exit or disposal activities initiated after December 31, 2002. Previously issued financial statements will not be restated. We adopted this statement effective January 1, 2003, and the adoption will impact the timing of exit or disposal activities reported by us on an on-going basis. The adoption did not have any material effect on our consolidated financial condition or results of operations for the six months ended June 30, 2003.

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

Cautionary Statement

Certain statements in this Form 10-Q contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements regarding:

•	the effect of known contingencies, including risks relating to environmental and legal proceedings, on our financial condition, cash flow and results of operations;

•	the future impact of competition, including competition in our Kansas City market, our ability to maintain favorable terms with our suppliers and transition to alternative suppliers of building products, such as housewrap, and the effects of slower economic activity on our results of operations;
•	availability of alternative suppliers;
•	our future business success, sales volume and growth, product mix and results of operations;
•	our liquidity and exposure to market risk; and
•	cyclical and seasonal trends.

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

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have exposure to market risk as it relates to effects of changes in interest rates. We had debt outstanding at June 30, 2003 under our secured revolving credit facility of $89.6 million.

During the second quarter of 2003, we had three interest rate swap agreements, which expired on May 5, 2003, and had a total notional principal amount of $80.0 million. These swap agreements in combination with the credit facility, effectively provided for a fixed weighted average annual rate of 7.15% plus the applicable spread over LIBOR (See Item 2 – “Liquidity and Capital Resources”) on $80.0 million of our outstanding revolving credit borrowings. During the term of the swap agreements, when actual borrowings under the credit facility were less than the notional amount of the interest rate swaps, we would incur an expense equal to the difference between $80.0 million and the actual amount borrowed, times the difference between the fixed rate on the interest rate swap agreement and the 90-day LIBOR rate.

Included in income for the six months ended June 30, 2003, after profit from operations, is $0.7 million of an unrealized gain related to the portion of our swap agreements, which did not qualify for hedge accounting treatment according to the SFAS No. 133 criteria. This unrealized gain resulted in an increase to earnings per share of $0.02 in the six-month period ending June 30, 2003. There was no impact on cash flow as a result of the accounting treatment required by SFAS No. 133.

As of May 6, 2003, all of our bank debt began accruing interest at a floating rate basis of between 200 and 300 basis points above LIBOR. If market interest rates for LIBOR had averaged 1% more between May 6, 2003 and June 30, 2003, our interest expense would have increased, and income before taxes would have decreased by $0.1 million. These amounts are determined by considering the impact of the hypothetical interest rates on our borrowing cost. These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our financial structure.

We are subject to periodic fluctuations in the price of wood commodities. Profitability is influenced by these changes as prices change between the time we buy and sell the wood. In addition, to the extent changes in interest rates affect the housing and remodeling market, we would be affected by such changes.

ITEM 4 – CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our Disclosure Committee and our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures are effective in all material respects in (a) causing information required to be disclosed by us in reports that we file or submit under the Securities and Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (b) causing such information to be accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the fiscal quarter ended June 30, 2003, there were no changes in our internal control over financial reporting, identified in connection with our evaluation of such internal control, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our Annual Meeting of Shareholders on April 28, 2003. At the Annual Meeting, shareholders elected the following directors for terms of office expiring in 2006.

Director	Votes For	Votes Withheld
Dorsey R. Gardner	15,017,215	366,329
Michael A. Lupo	14,394,315	989,229
Delbert H. Tanner	14,990,997	392,547

Pursuant to the terms of the Proxy Statement for the Annual Meeting, proxies received were voted, unless authority was withheld, in favor of the election of the three directors named above.

After the Annual Meeting, the term of office as a director of the Company of each of the following directors continued: R. S. Evans, E. Thayer Bigelow, Jr., Grant W. Bruce, Alan S. J. Durant and Richard S. Forte’.

At the Annual Meeting of Shareholders, the following matters were also voted upon:

•	Approval of the selection of Deloitte & Touche LLP as independent auditors for 2003

Votes For	14,925,333
Votes Against	295,719
Abstentions	162,492
Broker Non-Votes	—

ITEM 6 — EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of the company. (Incorporated by reference to Exhibit 3.1 to the Form 10 filed with the Commission on September 21, 1999.)

3.2	Bylaws of the company as amended as of July 22, 2002 (Incorporated by reference to Exhibit 3.2 to the Form 10-Q filed with the Commission on August 14, 2002.)

4.1	Amendment No. 1, dated May 30, 2003, to Credit Agreement dated August 12, 2002 by and among the company, certain of its domestic subsidiaries, JPMorgan Chase Bank as agent, and the lending institutions named therein.

10.1*	Executive Employment Contract dated May 1, 2003, between the Company and Michael A. Lupo. (Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q filed with the Commission on May 14, 2003.)

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

* Management contract or compensatory plan or arrangement.

(b)	Reports on Form 8-K

On April 21, 2003, we filed a Current Report on Form 8-K, dated April 17, 2003 reporting our press release setting forth our financial results for the first quarter of 2003.

On July 17, 2003, we filed a Current Report on Form 8-K, dated July 16, 2003 reporting our press release setting forth our financial results for the second quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUTTIG BUILDING PRODUCTS, INC.

Date: August 8, 2003	/S/ MICHAEL A. LUPO Michael A. Lupo President, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 8, 2003	/S/ THOMAS S. MCHUGH Thomas S. McHugh Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of the company. (Incorporated by reference to Exhibit 3.1 to the Form 10 filed with the Commission on September 21, 1999.)

3.2	Bylaws of the company as amended as of July 22, 2002 (Incorporated by reference to Exhibit 3.2 to the Form 10-Q filed with the Commission on August 14, 2002.)

4.1	Amendment No. 1, dated May 30, 2003, to Credit Agreement dated August 12, 2002 by and among the company, certain of its domestic subsidiaries, JPMorgan Chase Bank as agent, and the lending institutions named therein.

10.1*	Executive Employment Contract dated May 1, 2003, between the Company and Michael A. Lupo. (Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q filed with the Commission on May 14, 2003.)

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.