Form 10-Q
period 2003-09-30
HUTTIG BUILDING PRODUCTS INC
filed 2003-11-07
CIK 1093082

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

The number of shares of Common Stock outstanding on September 30, 2003 was 19,435,701 shares.

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2003 AND DECEMBER 31, 2002

(In Millions)

	September 30, 2003	December 31, 2002
	(unaudited)
ASSETS

Current Assets:
Cash and equivalents	$2.8	$3.4
Trade accounts receivable, net	101.7	66.8
Inventories, net	89.0	84.4
Other current assets	5.6	8.1

Total current assets	199.1	162.7

Property, Plant and Equipment:
Land	6.6	6.6
Building and improvments	33.5	34.7
Machinery and equipment	38.9	37.6

Gross property, plant and equipment	79.0	78.9
Less accumulated depreciation	38.2	37.3

Property, plant and equipment, net	40.8	41.6

Other Assets:
Goodwill	13.6	13.6
Other	3.4	4.0
Deferred income taxes	8.2	11.6

Total other assets	25.2	29.2

Total Assets	$265.1	$233.5

see notes to consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2003 AND DECEMBER 31, 2002

(In Millions, Except Share and Per Share Data)

	September 30, 2003	December 31, 2002
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Current portion of debt	$1.5	$0.9
Trade accounts payable	80.4	76.7
Deferred income taxes	3.9	4.0
Accrued compensation	7.7	5.8
Other accrued liabilities	10.2	7.2

Total current liabilities	103.7	94.6

Non-current Liabilities:
Debt	89.0	67.0
Fair value of derivative instruments	—	1.6
Other non-current liabilities	1.8	2.1

Total non-current liabilities	90.8	70.7

Commitments and Contingencies

Shareholders’ Equity:
Preferred shares; $.01 par (5,000,000 shares authorized)	—	—
Common shares; $.01 par (50,000,000 shares authorized; 20,896,145 shares issued)	0.2	0.2
Additional paid-in capital	33.4	33.5
Retained earnings	44.8	43.0
Unearned compensation - restricted stock	(0.1)	(0.4)
Accumulated other comprehensive loss	—	(0.6)
Less: Treasury shares, at cost (1,460,444 shares at September 30, 2003; 1,405,013 shares at December 31, 2002)	(7.7)	(7.5)

Total shareholders’ equity	70.6	68.2

Total Liabilities and Shareholders’ Equity	$265.1	$233.5

see notes to consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

(UNAUDITED)

(In Millions, Except Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net Sales	$256.6	$234.0	$677.5	$670.3

Cost of Sales and Operating Expenses:
Cost of sales	206.0	187.5	547.9	540.8
Operating expenses	39.7	37.1	117.6	116.6
Depreciation and amortization	1.7	1.5	4.9	4.5
Reversal of restructuring charges	—	(0.3)	—	(0.3)
Gain on disposal of capital assets	(0.6)	—	(0.6)	(0.4)

Total cost of sales and operating expenses	246.8	225.8	669.8	661.2

Operating Profit	9.8	8.2	7.7	9.1

Other Income (Expense):
Interest expense, net	(1.4)	(2.4)	(5.5)	(7.1)
Write-off of unamortized loan fees	—	(0.9)	—	(0.9)
Unrealized gain on derivatives	—	0.3	0.7	0.6

Total other expense, net	(1.4)	(3.0)	(4.8)	(7.4)

Income Before Income Taxes and Cumulative Effect of a Change in Accounting Principle	8.4	5.2	2.9	1.7
Provision for Income Taxes	3.2	2.0	1.1	0.6

Net Income Before Cumulative Effect of a Change in Accounting Principle	5.2	3.2	1.8	1.1

Cumulative Effect of a Change in Accounting Principle (Net of $7.9 Million of Taxes)	—	—	—	(12.8)

Net Income (Loss)	$5.2	$3.2	$1.8	$(11.7)

Basic Income (Loss) Per Share:
Net income before cumulative effect of a change in accounting principle	$0.27	$0.16	$0.09	$0.05

Cumulative effect of a change in accounting principle (net of taxes)	—	—	—	(0.64)

Net income (loss) per basic share	$0.27	$0.16	$0.09	$(0.59)

Weighted Average Basic Shares Outstanding	19.4	19.7	19.5	19.7

Diluted Income (Loss) Per Share:
Net income before cumulative effect of a change in accounting principle	$0.27	$0.16	$0.09	$0.05

Cumulative effect of a change in accounting principle (net of taxes)	—	—	—	(0.64)

Net income (loss) per diluted share	$0.27	$0.16	$0.09	$(0.59)

Weighted Average Diluted Shares Outstanding	19.5	19.7	19.5	19.7

see notes to consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

(UNAUDITED)

(In Millions)

	Common Shares Outstanding, at Par Value	Additional Paid-In Capital	Retained Earnings	Unearned Compensation- Restricted Stock	Accumulated Other Comprehensive Loss	Treasury Shares, at Cost	Total Shareholders’ Equity
Balance at January 1, 2002	$0.2	$33.4	$54.8	$(0.4)	$(1.7)	$(7.2)	$79.1

Net loss			(11.7)				(11.7)

Fair market value adjustment of derivatives, net of tax					0.9		0.9

Comprehensive income (loss)			(11.7)		0.9		(10.8)

Restricted stock issued, net of amortization expense		0.1		(0.1)		0.2	0.2

Stock options exercised		(0.1)				0.6	0.5

Treasury stock purchases						(0.3)	(0.3)

Balance at September 30, 2002	$0.2	$33.4	$43.1	$(0.5)	$(0.8)	$(6.7)	$68.7

Balance at January 1, 2003	$0.2	$33.5	$43.0	$(0.4)	$(0.6)	$(7.5)	$68.2

Net income			1.8				1.8

Fair market value adjustment of derivatives, net of tax					0.6		0.6

Comprehensive income			1.8		0.6		2.4

Restricted stock issued, net of forfeitures and amortization expense		(0.1)		0.3		(0.2)	—

Balance at September 30, 2003	$0.2	$33.4	$44.8	$(0.1)	$—	$(7.7)	$70.6

see notes to consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

(UNAUDITED)

(In Millions)

	Nine Months Ended September 30,
	2003	2002
Cash Flows From Operating Activities:
Net income (loss)	$1.8	$(11.7)
Cumulative effect of a change in accounting principle (net of tax)	—	12.8

Net income before cumulative effect of a change in accounting principle	1.8	1.1
Gain on disposal of capital assets	(0.5)	(0.4)
Depreciation and amortization	5.6	5.3
Deferred income taxes	2.9	3.0
Unrealized gain on derivatives, net	(0.7)	(0.5)
Write-off of unamortized loan fees	—	0.9
Accrued postretirement benefits	(0.2)	(0.2)
Changes in operating assets and liabilities:
Trade accounts receivable	(34.9)	(19.0)
Inventories	(4.6)	(24.4)
Other current assets	2.5	2.8
Trade accounts payable	3.7	24.7
Accrued liabilities	4.9	(5.2)
Other	(0.6)	0.1

Total cash from operating activities	(20.1)	(11.8)

Cash Flows From Investing Activities:
Capital expenditures	(2.5)	(6.2)
Proceeds from disposition of capital assets	1.1	1.4

Total cash from investing activities	(1.4)	(4.8)

Cash Flows From Financing Activities:
Repayment of long-term debt	(1.0)	(0.7)
Borrowings of debt on revolving debt agreements, net	20.9	18.5
Debt issuance costs	—	(1.4)
Proceeds from sale-leaseback of equipment	1.0	—
Proceeds from exercise of stock options	—	0.5
Purchase of treasury stock	—	(0.3)

Total cash from financing activities	20.9	16.6

Net Increase (Decrease) in Cash and Equivalents	(0.6)	—

Cash and Equivalents, Beginning of Period	3.4	5.6

Cash and Equivalents, End of Period	$2.8	$5.6

Supplemental Disclosure of Cash Flow Information:
Interest paid	$5.0	$6.2
Income tax refunds received	$(2.1)	$(0.4)
Non-cash financing activities:
Equipment acquired with capital lease obligations	$2.7	$—

see notes to consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BASIS OF PRESENTATION

The consolidated financial statements included herein have been prepared by Huttig Building Products, Inc. (the “Company” or “Huttig”) on a consolidated basis, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the necessary disclosures have been made for a fair statement of the results for the interim period presented. It is recommended that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K. The financial information contained herein reflects, in the opinion of management, all adjustments necessary to present fairly, consisting of normal recurring items and the results for the interim periods presented. Certain amounts in the prior period consolidated financial statements have been reclassified to be consistent with the current period’s presentation.

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

	Three Months Ended		Nine Months Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
Net income (loss), as reported	$5.2	$3.2	$1.8	$(11.7)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(0.1)	(0.1)	(0.1)	(0.4)

Net income (loss), pro forma	$5.1	$3.1	$1.7	$(12.1)

Basic income (loss) per share:
As reported	$0.27	$0.16	$0.09	$(0.59)
Pro Forma	$0.26	$0.16	$0.09	$(0.62)
Diluted income (loss) per share:
As reported	$0.27	$0.16	$0.09	$(0.59)
Pro Forma	$0.26	$0.16	$0.09	$(0.62)

3. DEBT

Debt consisted of the following at September 30, 2003 and December 31, 2002 (in millions):

	September 30, 2003	December 31, 2002
Revolving Credit agreement	$85.9	$65.0
Capital lease obligations	4.6	2.9

Total debt	90.5	67.9
Less: current portion	1.5	0.9

Long-term debt	$89.0	$67.0

The Company has a $150.0 million Senior Secured Revolving Credit Facility, as amended, (the “Credit Facility”) which expires in August 2005. The Credit Facility consists of a revolving line of credit (“Revolving Credit”) that provides financing of up to $150.0 million, including up to $10.0 million of letters of credit, at a floating rate of either (a) LIBOR plus from 200 to 300 basis points or (b) the prime commercial lending rate of the agent (or, if greater, the federal funds rate plus 0.5%) plus from 25 to 125 basis points, in each case depending on the Company’s trailing average collateral availability. The Revolving Credit borrowing base shall not exceed the sum of (a) up to 85% of eligible domestic trade receivables and (b) up to the lesser of 65% of the cost of eligible inventory or 85% of the appraised net liquidation value of eligible inventory. The Company must also pay a commitment fee in the range of 0.25% to 0.50% per annum on the average daily unused amount of the Revolving Credit commitment. All of the Company’s assets, except real property, collateralize borrowings under the Credit Facility. As of September 30, 2003, the Company had revolving credit borrowings of $85.9 million with $47.8 million of excess credit available under the Credit Facility.

Provisions of the Credit Facility, as amended May 30, 2003, contain various covenants which, among other things, limit the Company’s ability to incur indebtedness, incur liens, make certain types of acquisitions, declare or pay dividends or make restricted payments, consolidate, merge or sell assets. They also contain financial covenants tied to the Company’s borrowing base. The Credit Facility provides that if, at the end of any month, the Company’s daily average borrowing base during that month exceeds the Company’s daily average outstanding borrowing and pre-established reserve levels during that month by less than an average monthly amount as specified in the table below, the Company must maintain or meet a minimum fixed charge coverage ratio (defined as (a) EBITDA — as defined in the Credit Facility agreement — less non-facility financed capital expenditures less cash taxes plus cash rent expense divided by (b) cash interest expense plus scheduled debt repayments plus cash rent expense) as specified in the table below. The monthly minimum average collateral availability and minimum fixed charge coverage ratio will adjust over a period of time, as set forth in the table below:

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

Also, the Company must not permit its daily revolving availability under the Credit Facility to fall below $10.0 million. During the third quarter of 2003, the Company’s monthly average collateral availability exceeded $15.0 million, and the Company’s daily revolving availability was in excess of $10.0 million each day.

At September 30, 2003, the Company had letters of credit outstanding under the Credit Facility totaling $6.6 million, primarily for health and workers compensation insurance.

4. REPURCHASE OF COMMON STOCK

In October 2002, the Company’s Board of Directors authorized a $5.0 million stock repurchase program that expired in October 2003. Upon expiration, the Company had $4.2 million unused under the stock repurchase program.

5. COMMITMENTS AND CONTINGENCIES

In January 2003, the Company entered into a sale-leaseback arrangement. The Company sold technology and communications equipment purchased in 2002 with a net current value of $0.9 million and received proceeds of $1.0 million. A deferred gain on the sale was recorded in the amount of $0.1 million and is being recognized over the three-year lease term. The lease is being accounted for as an operating lease in accordance with SFAS No. 13, Accounting for Leases.

In June 2003, the Company entered into a $2.7 million four-year capital lease obligation to re-finance equipment under a previously existing operating lease. The equipment consisted of existing rolling stock, forklifts and product equipment. The Company’s fixed assets increased by $2.7 million. The transaction had no impact on cash or the Company’s borrowing availability.

In April 2002, the Company filed a lawsuit against The Rugby Group Ltd., the Company’s principal stockholder, and Rugby IPD Corp., a former subsidiary of The Rugby Group Ltd., alleging that they breached their contractual obligations to indemnify and defend Huttig against asbestos-related liabilities and claims arising out of the business that was acquired by Rugby Building Products, Inc. in 1994. There can be no assurance at this time that Huttig will recover any of its costs related to past or future asbestos-related claims from insurance carriers or from The Rugby Group or Rugby IPD Corp., or that such costs will not have a material adverse effect on Huttig’s business or financial condition.

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

The Company has been identified as a potentially responsible party in connection with the clean up of contamination at a formerly owned property in Montana that was used for the manufacture of wood windows. The Company is voluntarily remediating this property under the oversight of and in cooperation with the Montana Department of Environmental Quality (“DEQ”) and is complying with a 1995 unilateral administrative order of the DEQ to complete a remedial investigation and feasibility study. The remedial investigation has been completed and approved by the DEQ, which has issued its final risk assessment of this property. The Company has submitted a work plan for conducting a feasibility study to evaluate alternatives for cleanup, and the DEQ has approved the work plan. The Company expects to submit the feasibility study, which will evaluate several potential remedies, including continuation or enhancement of remedial measures already in place and operating, in early 2004. The DEQ then will select a final remedy, publish a record of decision and negotiate with the Company for an administrative order of consent on the implementation of the final remedy. The Company’s management currently believes that the DEQ will select the final remedy in late 2004 and that the remediation will take several more years to complete. During remediation, the Company intends to continue monitoring the site, evaluating and improving upon the selected remedy and reporting regularly to the DEQ. Based on experience to date in remediating this site, management of the Company does not believe that the scope of remediation that the DEQ ultimately determines will have a materially adverse effect on its results of operations or financial condition in excess of those amounts already accrued. Until the DEQ selects a final remedy, however, the Company can give no assurance as to the scope or cost of the final remediation order.

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

6. GOODWILL AND INTANGIBLE ASSETS

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

Changes to goodwill during 2002, including the pre-tax effect of adopting SFAS No. 142, are as follows (in millions):

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

With the adoption of SFAS No. 142, the Company ceased amortization of goodwill as of January 1, 2002. The following table presents the pro forma quarterly net income of the Company excluding the effects of goodwill amortization (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income (loss):
Net income before cumulative effect of a change in accounting principle	$5.2	$3.2	$1.8	$1.1
Cumulative effect of a change in accounting principle (net of tax)	—	—	—	(12.8)

Reported net income (loss)	$5.2	$3.2	$1.8	$(11.7)

Basic income per share:
Net income before cumulative effect of a change in accounting principle	$0.27	$0.16	$0.09	$0.05
Cumulative effect of a change in accounting principle (net of tax)	—	—	—	(0.64)

Reported net income (loss)	$0.27	$0.16	$0.09	$(0.59)

Diluted income per share:
Net income before cumulative effect of a change in accounting principle	$0.27	$0.16	$0.09	$0.05
Cumulative effect of a change in accounting principle (net of tax)	—	—	—	(0.64)

Reported net income (loss)	$0.27	$0.16	$0.09	$(0.59)

The following table reflects the components of intangible assets that are being amortized, excluding goodwill (in millions):

	September 30, 2003		December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Amortizable intangible assets:
Non-compete agreements	$3.6	$3.3	$3.6	$3.2
Trademarks	1.4	0.5	1.4	0.4

Total	$5.0	$3.8	$5.0	$3.6

Amortization expense on intangible assets was $0.2 million for each of the nine months ended September 30, 2003 and 2002. The following table sets forth the estimated amortization expense on intangible assets for the years ending December 31, (in millions):

2003	$0.3
2004	0.2
2005	0.1
2006	0.1
2007	0.1
Thereafter	0.6

7. NEW ACCOUNTING PRONOUNCEMENTS

In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability has been incurred. Adoption of this statement is required for exit or disposal activities initiated after December 31, 2002. Previously issued financials statements do not need to be restated under SFAS No. 146. The Company adopted this statement effective January 1, 2003, and the adoption will impact the timing of exit or disposal activities reported by the Company on an on going basis. The adoption did not have any effect on the Company’s consolidated financial condition or results of operations for the nine months ended September 30, 2003.

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

8. NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of net income (loss) per basic and diluted share (net income (loss) amounts in millions, share amounts in thousands, per share amounts in dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income (loss) (numerator)	$5.2	$3.2	$1.8	$(11.7)

Weighted average number of basic shares outstanding (denominator)	19,447	19,741	19,483	19,719

Net income (loss) per basic share	$0.27	$0.16	$0.09	$(0.59)

Weighted average number of basic shares outstanding	19,447	19,741	19,483	19,719

Common stock equivalents for diluted common shares outstanding	47	—	33	—

Weighted average number of diluted shares outstanding (denominator)	19,494	19,741	19,516	19,719

Net income (loss) per diluted share	$0.27	$0.16	$0.09	$(0.59)

Stock options to purchase 1,060,400 shares and 1,332,300 shares were not dilutive for the three and nine months ended September 30, 2003 and 2002, respectively, and, therefore, were excluded from the computations of diluted income (loss) per share amounts.

9. MANAGEMENT CHANGES AND TERMS OF SEPARATION

Severance expense of $1.8 million was recorded in the first quarter of 2003 for payments, including future payments, to the Company’s former President and Chief Executive Officer and eleven other employees whose employment terminated during the quarter ended March 31, 2003. An additional severance expense of $0.2 million was recorded in the third quarter for the termination of employees related to the consolidation of branches and the reorganization of corporate headquarters staff. During the nine months ended September 30, 2003, total severance payments of $0.9 million were paid. The present values of the remaining severance payments totaled $1.1 million at September 30, 2003, and are expected to be fully paid by March 31, 2005.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Huttig is one of the largest domestic distributors of building materials used principally in new residential construction and in home improvement, remodeling, and repair work. We distribute our products through 55 distribution centers serving 46 states. Our 39 wholesale distribution centers sell principally to building materials dealers, national buying groups, and home centers, who, in turn, supply the end-user. Our 11 Builder Resource locations sell directly to professional builders and contractors. Our four industrial branches primarily sell hardwood, industrial grade plywood, and laminate products to industrial and manufactured housing builders. Our American Pine Products manufacturing facility, located in Prineville, Oregon, produces softwood mouldings. Approximately 36% and 35% of American Pine’s sales were to Huttig’s distribution centers in the nine months ended September 30, 2003 and 2002, respectively.

The following table sets forth our sales, by product classification as a percentage of total sales, for the three and nine months ended September 30, 2003 and 2002:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Doors	33%	36%	35%	36%
Wood Products (1)	22%	18%	20%	19%
Millwork (2)	19%	18%	19%	19%
Weatherization and Metal Products (3)	18%	18%	17%	16%
General Building Products (4)	8%	10%	9%	10%

Total Net Product Sales	100%	100%	100%	100%

(1)	Wood products include panels, lumber, and engineered wood products.
(2)	Millwork includes windows, mouldings, frames, stair products, and columns.
(3)	Weatherization and metal products include roofing, connectors and fasteners, siding, housewrap, and insulation.
(4)	General building products include decking, drywall, kitchen, and other miscellaneous building products.

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

Branch Consolidations

During the third quarter of 2003, we decided to consolidate and reorganize branch operations in our Southeast and Northeast regions to eliminate overlapping sales territories, reduce costs and more effectively address our existing and potential customer base. Based on the production capabilities, product mix and proximity of our Albany, Georgia and Dothan, Alabama locations, we have decided to consolidate our operations at our Albany branch, consolidate its production facilities with our Dothan branch and reorganize our sales territories, allowing our Dothan, Macon, Georgia and Jacksonville, Florida branches to service our existing customer base. As of September 30, 2003, we have substantially completed the transfer of assets and inventory from Albany to Dothan and we expect to complete the consolidation and reorganization during the fourth quarter of 2003 without any negative impact on sales in these markets.

We also decided to consolidate our Sharon, Vermont branch into our Manchester, New Hampshire branch. We will also reorganize our sales territories among our Manchester, Taunton, Massachusetts and Selkirk, New York branches. We believe that this consolidation will allow us to provide better customer service, improve our production capabilities, expand our product mix and grow sales in our Northeast region. We expect to complete this consolidation by December 31, 2003.

We recorded a $0.1 million severance expense at September 30, 2003, all of which we expect to have paid by December 31, 2003, in connection with these branch consolidations. Additionally, we recorded $0.1 million of severance expense associated with the reorganization of corporate headquarters staff at September 30, 2003.

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions. Management bases these estimates and assumptions on historical results and known trends as well as our forecasts as to how these might change in the future. Actual results could differ from these estimates and assumptions. See our Annual Report on Form 10-K in Part II, Item 7 - “Critical Accounting Policies.”

Results of Operations

Three Months Ended September 30, 2003 Compared to the Three Months Ended September 30, 2002

Net sales for the three months ended September 30, 2003 were $256.6 million, a 10% increase over the third quarter of 2002 when sales were $234.0 million. We increased sales of all product categories except windows. Sales through wholesale distribution branches were $214.4 million, an increase of 10% over the same period in 2002, as sales increased year-over-year in all regions of the country. Net sales in Builder Resource and industrial branches were $33.5 million during the third quarter, or 12% higher than last year, which primarily reflects increased sales in the Kansas City area. Net sales for our mouldings manufacturer, American Pine Products, were $8.7 million during the third quarter, a decrease of $0.4 million or 5% compared to the same quarter last year. The decrease is primarily related to lower finished moulding sales prices this quarter versus a year ago.

Gross profit as a percentage of net sales decreased slightly to 19.7%, compared to 19.9% for the same quarter last year. Higher inventory costs and variances were partially offset by higher vendor rebates and cash discounts earned.

Operating expenses for the third quarter were $39.7 million or 15.5% of net sales, compared to $37.1 million or 15.9% of net sales in the third quarter of 2002. The increase in operating expenses resulted primarily from volume related expenses associated with higher sales levels and increases in personnel related expenses, which were partially offset by lower insurance costs and other non-personnel expenses. However, our overall operating expenses as a percentage of sales decreased as a result of the increased sales volume.

Depreciation and amortization was $1.7 million in the third quarter of 2003, which is $0.2 million higher than the same period in the prior year. The increase is due primarily to our spending $4.2 million in the second half of 2002 for a warehouse logistics system implementation and for operating equipment replacements.

In the third quarter of 2002, we reversed $0.3 million of restructuring charges for branches originally planned for closure that we subsequently decided to keep open.

We recognized a $0.6 million gain on the disposal of capital assets during the third quarter of 2003 from the disposal of vacant facilities. In the third quarter of 2002, there were no gains on disposal of assets.

Net interest expense was $1.4 million in the third quarter of 2003, which is $1.0 million less than in the same period in 2002. The decrease reflects a reduction in our effective rate resulting from the expiration of our interest rate swaps in May 2003. The interest rate swaps had provided for a weighted average fixed rate of interest of 7.15% on up to $80 million of our outstanding bank debt. As of May 6, 2003, all of our bank debt began accruing interest at a floating rate basis of between 200 and 300 basis points above LIBOR. Average debt during the third quarter of 2003 was $92.6 million versus $79.2 million in the third quarter of 2002.

During the third quarter of 2002, we recorded a charge of $0.9 million to write off the remaining unamortized loan fees related to our previous credit facility, which we replaced in August 2002.

During the third quarter of 2002, we recorded a $0.3 million gain in the fair value on two interest rate swaps that did not qualify as hedges for accounting purposes. There was no gain in the third quarter of 2003, as our interest rate swaps expired in May 2003. See Item 3, “Quantitative and Qualitative Disclosures About Market Risk.”

As a result of the foregoing factors, pretax income increased by $3.2 million to $8.4 million in the third quarter of 2003 compared to pretax income of $5.2 million in the third quarter of 2002.

Income taxes were calculated at an effective rate of 38% for the three months ended September 30, 2003 and 2002.

Nine Months Ended September 30, 2003 Compared to the Nine Months Ended September 30, 2002

Net sales for the nine months ended September 30, 2003 were $677.5 million, a 1.1% increase from the first nine months of 2002 when sales were $670.3 million. Sales through wholesale distribution branches were $565.8 million for the first nine months of 2003, an increase of 2.5% from the same period last year. The increase is primarily related to the strong recovery in the second quarter in the Northeast region and the strong third quarter in all regions of the country, which more than made up for the decline in sales due to the severe winter weather in the first quarter of the year in our Northeast, Mid-Atlantic and Midwest regions. Net sales in Builder Resource and industrial branches were $87.3 million for the first nine months of this year, or 3.4% lower than during the same period last year, primarily due to the impact of a new competitor in the Kansas City area that commenced operations in the second quarter of 2002. We have seen a sales recovery in this location during the second and third quarter of 2003 as sales increased by 19% versus the second and third quarter of 2002. Net sales for our mouldings manufacturer, American Pine Products, were $24.4 million for the first nine months of the year, which is a decrease of $3.4 million or 12.2% compared to the same period last year. The sales decrease is primarily related to the severe winter weather in the first quarter of the year in the Northeast and Mid-Atlantic states and to a decline in finished moulding sales prices in the third quarter of 2003.

Gross profit increased $0.1 million to $129.6 million in the first nine months of 2003 from $ 129.5 million in the same period of 2002. Gross profit as a percentage of net sales was 19.1% and 19.3% for the nine months ended September 30, 2003 and 2002, respectively. Gross profit during the first nine months of 2003 was negatively affected by losses on builder contracts and loss of purchase discounts primarily incurred during the first quarter. These declines were partially offset by an increase in vendor rebates and lower inventory losses and production costs.

Operating expenses increased $1.0 million to $117.6 million in the first nine months of 2003 compared to $116.6 million in the first nine months of 2002. In the first and third quarters of 2003, we recorded a total of $2.0 million of severance costs which were offset by a reduction of $1.0 million in personnel expenses in the first nine months of 2003. In 2003, we also reduced bad debt expense by $1.1 million, most of which was achieved during the second quarter. In the first quarter of 2002, we incurred $0.9 million of costs relating to the settlement and legal expenses of an asbestos-related product liability lawsuit.

Depreciation and amortization was $4.9 million in the first nine months of 2003, which is $0.6 million higher than the same period in the prior year. The increase is due primarily to our spending $4.2 million in the second half of 2002 for a warehouse logistics system implementation and for operating equipment replacements.

We recognized $0.6 million in gains on disposal of capital assets for the nine months ended September 2003 from the sale of previously closed facilities. During the first nine months of 2002, gains on disposal of assets were $0.4 million for the sale of vacant facilities.

Net interest expense was $5.5 million for the nine months ended September 30, 2003, which is $1.6 million less than the first nine months of 2002. The decrease is a result of a reduction in our effective borrowing rate after the expiration of our interest rate swaps in May 2003. Average debt during the first nine months of 2003 was $87.0 million versus $81.5 million in the first nine months of 2002.

During the third quarter of 2002, we recorded a charge of $0.9 million to write off the remaining unamortized loan fees related to our previous credit facility, which we replaced in August 2002.

During the nine months ended September 30, 2003, we recorded a $0.7 million gain in the fair value on two interest rate swaps that did not qualify as hedges for accounting purposes. These interest rate swaps expired in May 2003. For the same period in 2002, we recorded a $0.6 million gain. See Item 3. “Quantitative and Qualitative Disclosures About Market Risk.”

As a result of the foregoing factors, pretax income increased $1.2 million to $2.9 million in the nine months ended September 30, 2003 as compared to pretax income of $1.7 million for the same period in 2002.

Income taxes were calculated at an effective rate of 38% for the nine months ended September 30, 2003 and 2002.

Effective January 1, 2002, we incurred an after-tax non-cash charge of $12.8 million due to the cumulative effect of a change in accounting principle related to the write-off of goodwill under SFAS No. 142, Goodwill and Other Intangible Assets. See Note 7. “Goodwill and Intangible Assets” to the Consolidated Financial Statements for further discussion.

Liquidity and Capital Resources

We depend on cash flow from operations and funds available under our secured credit facility to finance seasonal working capital needs, capital expenditures and acquisitions. Our working capital requirements are generally greatest in the second and third quarters, which reflects the seasonal nature of our business. The second and third quarters are also typically our strongest operating quarters, largely due to more favorable weather throughout many of our markets compared to the first and fourth quarters. We typically generate cash from working capital reductions in the fourth quarter of the year and build working capital during the first quarter in preparation for our second and third quarters. We also maintain significant inventories to meet rapid delivery requirements of our customers and to enable us to obtain favorable pricing, delivery and service terms with our suppliers. At September 30, 2003 and 2002, inventories constituted approximately 34% and 35% of our total assets, respectively. We also closely monitor operating expenses and inventory levels during seasonally affected periods and, to the extent possible, manage variable operating costs to minimize seasonal effects on our profitability.

We measure our working capital as the sum of net trade accounts receivable, net FIFO inventories and trade accounts payable. At September 30, 2003 and 2002, and December 31, 2002, our working capital, days sales outstanding and inventory turns were as follows:

	September 30,		December 31, 2002
	2003	2002
Trade accounts receivable, net	$101.7	$93.0	$66.8
FIFO inventories, net	96.8	102.0	92.2
Trade accounts payable	(80.4)	(89.2)	(76.7)

Working capital, net	118.1	105.8	82.3

Working capital as % of annualized quarterly net sales (1)	11.5%	11.3%	10.2%
Days sales outstanding (2)	35.8	37.7	34.8
Inventory turns (3)	7.1	6.0	5.3

(1)	Determined by dividing quarter end working capital, net, by current quarter net sales, then multiplying by 4.
(2)	Determined by dividing month end trade accounts receivable, net, by current month net sales, then multiplying by 30.
(3)	Determined by averaging the two most recent monthly warehouse and production cost of sales, dividing by month end FIFO inventory, net, then multiplying by 12.

In the first nine months of 2003, changes in working capital and bank debt used cash of $14.9 million. The increase in trade accounts receivable and inventories of $39.5 million was partially offset by an increase in trade accounts payable and net bank debt of $24.6 million. The increase in trade accounts receivable over September 2002 reflects higher sales in the third quarter of 2003 than during the same period in 2002. Inventory increased over September 2002 to support our higher sales volume. In the first nine months of 2002, changes in working capital and bank debt used cash of $0.2 million. The increase in trade accounts receivable and inventories of $43.4 million was mostly offset by a net increase in trade accounts payable and net bank debt of $43.2 million.

Our total bank debt and trade accounts payable ended the third quarter at $166.3 million, compared to $177.6 million a year ago. The decrease was primarily attributable to reductions in inventory versus September 2002 and taking full advantage of vendor discount terms.

Cash used in investing activities for the first nine months of 2003 reflects $2.5 million of capital expenditures for normal operating activities which were offset by $1.1 million of proceeds on disposals of assets from vacant facilities. During the first nine months of 2002, we had $6.2 million of capital expenditures which was comprised of $1.4 million for a warehouse logistics system implementation at selected branches and $4.8 million for normal operating activities, which were offset by $1.4 million of proceeds on disposals of assets from vacant facilities.

Cash provided from financing activities for 2003 primarily reflects the increased borrowing of bank debt of $20.9 million, $1.0 million of proceeds from the sale-leaseback of technology and communications equipment and $1.0 million for payments on capital leases.

In the second quarter of 2003, we entered into a $2.7 million four-year capital lease obligation to re-finance equipment under a previously existing operating lease, which also increased our fixed assets by $2.7 million. The equipment consisted of existing rolling stock, forklifts and production equipment. The transaction had no impact on cash or our borrowing availability.

We have a $150.0 million senior secured revolving credit facility, which expires in August 2005. Our credit facility consists of a revolving line of credit that provides financing of up to $150.0 million, including up to $10.0 million of letters of credit, at a floating rate of either:

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

The credit facility contains various covenants which, among other things, limit our ability to incur indebtedness, incur liens, make certain types of acquisitions, declare or pay dividends or make restricted payments, consolidate, merge or sell assets. It also contains financial covenants tied to our borrowing base. If, at the end of any month, our daily average borrowing base during that month exceeds our daily average outstanding borrowing and pre-established reserve levels during that month by less than an average monthly amount that will adjust over the term of the facility as set forth in the table below, we must maintain or meet a minimum fixed charge coverage ratio set forth in the table below. As defined in the agreement, the ratio is determined for a rolling 12-month period by dividing EBITDA plus cash rent expense, less non-facility-financed capital expenditures and cash taxes, by cash interest expense plus scheduled debt repayments plus cash rent expense for such period. As defined in the credit agreement, EBITDA means the sum of:

(a)	net income,

(b)	interest expense,

(c)	income tax expense,

(d)	depreciation,

(e)	amortization,

(f)	write-down of goodwill, and

(g)	all cash and non-cash extraordinary expenses and losses,

less all cash and non-cash extraordinary income and gains during the period of measurement. The monthly minimum average collateral availability and minimum fixed charge coverage ratio will adjust over the term of the facility, as set forth below:

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

Also, we may not allow our daily revolving availability under the Credit Facility to fall below $10.0 million. During the third quarter of 2003, our monthly average collateral availability exceed $15.0 million, and our daily revolving availability was in excess of $10.0 million each day.

As of September 30, 2003, we had revolving credit borrowings of $85.9 million with $47.8 million of total excess credit available under the credit facility. These included letters of credit totaling $6.6 million, primarily for health and workers compensation insurance.

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

Stock Repurchase Program

In October 2002, our Board of Directors authorized a $5.0 million stock repurchase program that expired in October 2003. Upon expiration, we had $4.2 million unused under the stock repurchase program.

New Accounting Pronouncements

In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability has been incurred. Adoption of this Statement is required for exit or disposal activities initiated after December 31, 2002. Previously issued financial statements do not need to be restated under SFAS No. 146. We adopted this statement effective January 1, 2003, and the adoption will impact the timing of exit or disposal activities reported by us on an on-going basis. The adoption did not have any material effect on our consolidated financial condition or results of operations for the nine months ended September 30, 2003.

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

We have been identified as a potentially responsible party in connection with the clean up of contamination at a formerly owned property in Montana that was used for the manufacture of wood windows. We are voluntarily remediating this property under the oversight of and in cooperation with the Montana Department of Environmental Quality (“DEQ”), and are complying with a 1995 unilateral administrative order of the DEQ to complete a remedial investigation and feasibility study. The remedial investigation has been completed and approved by the DEQ, which has issued its final risk assessment of this property. We have submitted a work plan for conducting a feasibility study to evaluate alternatives for cleanup, and the DEQ has approved the work plan. We expect to submit the feasibility study, which will evaluate several potential remedies, including continuation or enhancement of remedial measures already in place and operating, in early 2004. The DEQ then will select a final remedy, publish a record of decision and negotiate with us for an administrative order of consent on the implementation of the final remedy. We currently believe that the DEQ will select the final remedy in late 2004 and that the remediation will take several more years to complete. During remediation, we intend to continue monitoring the site, evaluating and improving upon the selected remedy, and reporting regularly to the DEQ. Based on our experience to date in remediating this site, we do not believe that the scope of remediation that the DEQ ultimately determines will have a material adverse effect on our results of operations or financial condition in excess of those amounts already accrued. Until the DEQ selects a final remedy, however, we can give no assurance as to the scope or cost to us of the final remediation order.

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

Cautionary Statement

Certain statements in this Form 10-Q contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements regarding:

•	the effect of known contingencies, including risks relating to environmental and legal proceedings, on our financial condition, cash flow and results of operations;

•	the future impact of competition, including competition in our Kansas City market, our ability to maintain favorable terms with our suppliers and transition to alternative suppliers of building products, and the effects of slower economic activity on our results of operations;

•	expected benefits and impacts of branch consolidations in the Southeast and Northeast regions;

•	our future business success, sales volume and growth, product mix and results of operations;

•	our liquidity and exposure to market risk; and

•	cyclical and seasonal trends.

These statements present management’s expectations, beliefs, plans and objectives regarding our future business and financial performance. These forward-looking statements are based on current projections, estimates, assumptions and judgments, and involve known and unknown risks and uncertainties. There are a number of factors that could cause our actual results to differ materially from those expressed or implied in the forward-looking statements. These factors include, but are not limited to, the following:

•	the strength of the national and local new residential construction and home improvement and remodeling markets, which in turn depend on factors such as

•	interest rates,

•	employment levels,

•	availability of credit,

•	prices of commodity wood products,

•	consumer confidence and

•	weather conditions,

•	the level of competition in our industry,

•	our relationships with suppliers of the products we distribute,

•	costs of complying with environmental laws and regulations,

•	our exposure to product liability claims,

•	our ability to attract and retain key personnel and

•	our ability to comply with availability requirements and financial covenants under our revolving credit facility.

Additional information concerning these and other factors that could materially affect our results of operations and financial condition are included in our most recent Annual Report on Form 10-K. We disclaim any obligation to publicly update or revise any of these forward-looking statements.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have exposure to market risk as it relates to effects of changes in interest rates. We had debt outstanding at September 30, 2003 under our secured revolving credit facility of $85.9 million.

Included in income for the nine months ended September 30, 2003, after profit from operations, is $0.7 million of an unrealized gain related to the portion of our former interest rate swap agreements, which did not qualify for hedge accounting treatment according to the SFAS No. 133 criteria. This unrealized gain resulted in an increase to earnings per share of $0.02 in the nine month period ended September 30, 2003. There was no impact on cash flow as a result of the accounting treatment required by SFAS No. 133. These interest rate swap agreements expired in May 2003.

As of May 6, 2003, all of our bank debt began accruing interest at a floating rate basis of between 200 and 300 basis points above LIBOR. If market interest rates for LIBOR had averaged 1% more between May 6, 2003 and September 30, 2003, our interest expense would have increased, and income before taxes would have decreased by $0.4 million. These amounts are determined by considering the impact of the hypothetical interest rates on our borrowing cost. These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our financial structure.

We are subject to periodic fluctuations in the price of wood commodities. Profitability is influenced by these changes as prices change between the time we buy and sell the wood. In addition, to the extent changes in interest rates affect the housing and remodeling market, we would be affected by such changes.

ITEM 4 — CONTROLS AND PROCEDURES

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

During the fiscal quarter ended September 30, 2003, there were no changes in our internal control over financial reporting, identified in connection with our evaluation of such internal control, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

On July 17, 2003, we filed a Current Report on Form 8-K, dated July 16, 2003, reporting our press release setting forth our financial results for the second quarter of 2003.

On October 20, 2003, we filed a Current Report on Form 8-K, dated October 16, 2003, reporting our press release setting forth our financial results for the third quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUTTIG BUILDING PRODUCTS, INC.

Date: November 7, 2003	/s/ Michael A. Lupo
Michael A. Lupo President, Chief Executive Officer And Director (Principal Executive Officer)

Date: November 7, 2003	/s/ Thomas S. McHugh
Thomas S. McHugh Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the company. (Incorporated by reference to Exhibit 3.1 to the Form 10 filed with the Commission on September 21, 1999.)

3.2	Bylaws of the company as amended as of July 22, 2002 (Incorporated by reference to Exhibit 3.2 to the Form 10-Q filed with the Commission on August 14, 2002.)

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.