Form 10-K
period 2003-12-31
HUTTIG BUILDING PRODUCTS INC
filed 2004-03-09
CIK 1093082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of the last business day of the quarter ended June 30, 2003 was approximately $34,671,325. For purposes of this calculation only, the registrant has excluded stock beneficially owned by the registrants’ directors and officers. By doing so, the registrant does not admit that such persons are affiliates within the meaning of Rule 405 under the Securities Act of 1933 or for any other purposes.

The number of shares of Common Stock outstanding on February 26, 2004 was 19,435,701 shares.

Documents incorporated by reference and the part of this Form 10-K into which the documents are incorporated:

Portions of the Definitive Proxy Statement for the 2004 Annual Meeting of Stockholders—Part III

PART I

ITEM 1—BUSINESS

General

Huttig Building Products, Inc., a Delaware corporation originally incorporated in 1913, is one of the largest domestic distributors of millwork, building materials and wood products used principally in new residential construction and in home improvement, remodeling and repair work. We distribute our products through 54 distribution centers serving 47 states. Our wholesale distribution centers sell principally to building materials dealers, national buying groups and home centers, who, in turn, supply the end-user. Our Builder Resource locations sell directly to professional builders and contractors. We also produce softwood mouldings at our American Pine Products manufacturing facility in Prineville, Oregon.

In this Annual Report on Form 10-K, when we refer to “Huttig,” the “Company,” “we” or “us,” we mean Huttig Building Products, Inc. and its subsidiaries and predecessors unless the context indicates otherwise.

Industry Characteristics and Trends

The home building materials distribution industry is characterized by its substantial size and dependence on the cyclical and seasonal home building industry, its highly fragmented ownership structure and an increasingly competitive environment.

Residential construction activity is closely linked to a variety of factors directly affected by general economic conditions, including job and household formation, interest rates, housing prices, availability of mortgage financing, immigration patterns, regional demographics and consumer confidence. We monitor new housing starts on a national and regional basis as an important indicator of our potential future sales volume.

New housing starts in the United States totaled approximately 1.85 million in 2003 versus 1.70 million in 2002, including 1.66 million single family residences in 2003 versus 1.47 million in 2002, based on data from the U.S. Census Bureau. Approximately 73% of single family new construction in 2003 occurred in markets that we serve. According to the U.S. Census Bureau, total spending on new residential construction in 2003 was $333 billion. The Census Bureau also estimates that aggregate expenditures for residential repair and remodeling were an additional $173 billion, and we believe that sales of doors, windows and other millwork accounted for approximately $17 billion in 2003.

Prior to the 1970s, building materials were sold in both rural and metropolitan markets largely by local dealers, such as lumberyards and hardware stores. These dealers, who generally purchased their products from wholesale distributors, sold building products directly to homeowners, contractors and homebuilders. In the late 1970s and 1980s, The Home Depot and Lowe’s began to alter this distribution channel, particularly in metropolitan markets. They began displacing local dealers by marketing a broad range of competitively priced building materials to the homeowner and small home improvement contractor. At the same time, some building materials manufacturers, such as Georgia Pacific and Weyerhaeuser, began selling their products directly to home center chains and to local dealers as well. In response, most wholesale distributors have been diversifying their businesses by seeking to sell directly to large contractors and homebuilders in selected markets and by providing home centers with fill-in and specialty products. Also, as large homebuilding companies seek to streamline the new residential construction process, we believe building materials distributors have increasing opportunities to provide higher margin turnkey products and services.

The increasingly competitive environment faced by dealers also has prompted a trend toward industry consolidation and formation of buying groups to leverage their purchasing power. We believe this trend offers significant opportunities to a company like Huttig. Many distributors in the building materials industry are small, privately-held companies that generally lack the purchasing power of a larger entity and may also lack the broad lines of products and sophisticated inventory management and control systems typically needed to operate a multi-branch distribution network. These characteristics are also driving the consolidation trend in favor of companies like us that operate nationally and have significant infrastructure in place to accommodate the needs of customers across geographic regions. We increased sales to major and national accounts in 2003 by over 9%, with sales to our top 10 customers increasing by 12%. Additionally, sales by the top 10 wholesale distributors grew by approximately 9% during the period 2001 to 2002.

Products

Each of our distribution centers carries a variety of products that vary by location. Our principal products are:

•	millwork, including exterior and interior doors, pre-hung door units, windows, patio doors, mouldings, frames, stair parts and columns;

•	general building products, such as roofing, siding, insulation, flashing, housewrap, connectors and fasteners, decking, drywall, kitchen and other miscellaneous building products; and

•	wood products, such as lumber, panels and engineered wood products.

The following table sets forth information regarding the percentage of our net sales represented by our principal product categories sold during each of the last three fiscal years. While the table below generally indicates the mix of our sales by product category, changes in the prices of commodity wood products and in unit volumes sold typically affect our product mix on a year-to-year basis.

	2003	2002	2001
Millwork	53%	56%	53%
General Building Products	27%	25%	28%
Wood Products	20%	19%	19%

Millwork—Net sales of millwork were $484.5 million in 2003 versus $486.1 million and $502.5 million in 2002 and 2001, respectively. The majority of sales in this product category are from the sale of exterior and interior doors which totaled $332.2 million, $317.5 million, and $334.8 million in 2003, 2002 and 2001, respectively. Although growth of millwork declined as a percentage of sales in 2003, door sales increased by more than $14.7 million over 2002. Sales of windows declined to 5% of our total sales in 2003, compared with 6% in both 2002 and 2001. Mouldings, which declined to 5% of our sales in 2003, compared with 7% in both 2002 and 2001, are a complementary product line to doors and windows as part of a house’s millwork package. Profitability of these highly competitive, commodity-priced products depends upon efficient plant operations, rapid inventory turnover and quick reaction to changing market conditions. Key brands in this product category include Therma Tru, Masonite, Woodgrain, Weathershield and L. J. Smith.

General Building Products—Net sales of general building products totaled $243.5 million in 2003 versus $222.4 million and $261.3 million in 2002 and 2001, respectively. General building products increased as a percentage of sales by 2% in 2003 over 2002, largely as a result of the increase in sales of connectors, which totaled $29.0 million in 2003 versus $25.8 million in 2002. Key brands in this product category include Typar, Simpson Strong-Tie, Owens Corning, Grace and Timbertech.

Wood Products—Net sales of wood products were $181.3 million in 2003 versus $164.8 million and $184.1 million in 2002 and 2001, respectively. Growth of wood products as a percentage of sales from 2002 to 2003 resulted primarily from additional value-added services and an increase in commodity wood prices. Our Builder Resource branches provide builders with the capability to purchase a house’s framing and package of wood products from one source and have each component delivered when needed. Key brands in this product category include Louisiana-Pacific and I Joist.

Customers

During 2003, we served over 10,000 customers, and no single customer accounted for more than 8% of our sales. Building materials dealers represent our single largest customer group. Despite the advent of the home center chains, the trend toward consolidation of dealers and increased direct participation in wholesale distribution by some building materials manufacturers, we believe that the wholesale distribution business continues to provide sales growth opportunities. We believe that opportunities exist for large distributors, like Huttig, that can provide value-added services, such as pre-hanging doors, which we believe is a key service we provide at many of our branches. We also target home centers for sales of fill-in and specialty products.

The percentages of our revenues attributable to various categories of customers in each of the past three years are as follows:

	2003	2002	2001
Dealers	70%	73%	68%
Home Centers and Buying Groups	17%	13%	13%
Builders and Contractors	9%	10%	12%
Industrial and Manufactured Housing	4%	4%	7%

Sales

During 2003, we returned sales and operations responsibility to our general managers at our distribution centers. Each general manager reports to a regional director in one of five geographic regions. Our sales organization consists of outside field sales personnel who serve customers on-site and who in turn report directly to sales managers, who report to the general managers. Our outside sales force is supported by inside customer service representatives at each branch and is compensated by a base salary plus commissions based primarily on sales margin.

Our branch and regional sales efforts are supported by a national accounts team, which coordinates sales programs with national and major regional customers and buying groups. In 2003, we increased sales to national accounts by over 9%, increased sales to our top 10 customers by 13% and began doing business with over 1,000 new customers.

Each of our distribution centers is focused on meeting local market needs and offering competitive prices. Inventory levels, merchandising, and pricing are tailored to local markets. Our single-platform information system provides each general manager with real-time pricing, inventory availability, and margin analysis to facilitate this strategy. We support our distribution centers with centralized financial controls, training programs, and human resource expertise.

Product Management and Marketing

In 2003, Huttig transitioned from a centralized product management and procurement organization to a field-driven organization. The change allows us to continue to manage national programs centrally but execute those programs regionally and locally, thus bringing the program closer to the customer. In addition, the new organization allows us to manage inventory levels locally, providing more flexibility in the field to respond proactively to changing local market conditions and demands.

We purchased products from more than 2,400 different suppliers during 2003. Approximately 75% of our inventory purchases were made from 84 major suppliers and our top five suppliers represented 34% of our inventory purchases in 2003. We negotiate with our major suppliers on a national basis to leverage our total volume purchasing power and obtain favorable terms and pricing, which we believe provides us with an advantage over our locally limited competitors. The majority of our purchases are made from suppliers that offer payment discount and volume related incentive programs.

We expanded our marketing function in 2003 to include corporate, regional and local campaigns. Our corporate marketing staff is responsible for developing and implementing marketing programs that enhance Huttig as a preferred brand through nationwide print and merchandising campaigns. Once developed, the campaigns are implemented throughout the organization by regional and local product managers. The national and regional marketing personnel are responsible for developing programs for specific product categories to increase sales and gross profit. This structure helps us to develop national programs that tie directly to the efforts of the regional and local product management group and provide a cohesive brand approach throughout the organization.

Competition

Our competition varies by product line, customer classification and geographic market. We compete with many local and regional building product distributors and dealers and, in certain markets and product categories, with national building product distributors and dealers. In certain markets we compete with national building materials suppliers with national distribution capability, such as Georgia-Pacific, Weyerhaeuser and other product manufacturers that engage in direct sales, while at the same time distributing products for some of these manufacturers. We also sell products to large home center chains such as Lowe’s and The Home Depot and, to a limited extent in certain markets, we compete with them for business from smaller contractors. Competition from such large home center chains for the business of larger contractors may increase in the future.

The principal factors on which we compete are:

•	pricing and availability of product;

•	service and delivery capabilities;

•	ability to assist with problem-solving;

•	customer relationships;

•	geographic coverage; and

•	breadth of product offerings.

Our size, geographic coverage and financial position are advantageous in obtaining and retaining distributorships for brand name products. Our size also permits us to attract experienced sales and service personnel and gives us the resources to provide company-wide sales, product and service training programs. By working closely with our customers and utilizing our information technology, our branches are able to maintain appropriate inventory levels and are well positioned to deliver completed orders on time.

Seasonality and Working Capital

Various factors historically have caused our results of operations to fluctuate from period to period. These factors include levels of construction, home improvement and remodeling activity, weather, prices of commodity wood products, interest rates, competitive pressures, availability of credit and other local, regional and economic conditions. Many of these factors are cyclical or seasonal in nature. We anticipate that fluctuations from period to period will continue in the future. Our first quarter and, occasionally, our fourth quarter are adversely affected by winter weather patterns in the Midwest, Mid-Atlantic and Northeast, which typically result in seasonal decreases in levels of construction activity in these areas. Because much of our overhead and expenses remain relatively fixed throughout the year, our operating profits also tend to be lower during the first and fourth quarters.

We depend on cash flow from operating activities and funds available under our secured credit facility to finance seasonal working capital needs, capital expenditures and any acquisitions that we may undertake. Our working capital requirements are generally greatest in the second and third quarters, which reflects the seasonal nature of our business. The second and third quarters are typically our strongest operating quarters, largely due to more favorable weather throughout many of our markets compared to the first and fourth quarters. We typically generate cash from working capital reductions in the fourth quarter of the year and build working capital during the first quarter in preparation for our second and third quarters. We also maintain significant inventories to meet rapid delivery requirements of our customers and to enable us to obtain favorable pricing, delivery and service terms with our suppliers. At December 31, 2003, inventories constituted approximately 35% of our total assets. We also closely monitor operating expenses and inventory levels during seasonally affected periods and, to the extent possible, manage variable operating costs to minimize seasonal effects on our profitability.

Credit

Huttig’s corporate management establishes an overall credit policy for sales to customers, and regional credit managers are responsible for all credit decisions. Our credit policies, together with monitoring of customer balances, have resulted in average bad debt expense of approximately 0.2% of net sales during the last three years. Approximately 98% of our sales in 2003 were made to customers to whom we had provided credit for those sales. Approximately 2% of sales in 2003 included cash purchases and purchases made with third-party credit cards, such as MasterCard, Visa and American Express.

Backlog

Our customers generally order products on an as-needed basis. As a result, virtually all product shipments in a given fiscal quarter result from orders received in that quarter. Consequently, order backlog represents only a very small percentage of the product sales that we anticipate in a given quarter and is not indicative of actual sales for any future period.

Tradenames

Historically, Huttig has operated under various tradenames in the markets we serve, retaining the names of acquired businesses for a period of time to preserve local identification. To capitalize on our national presence, we converted our branch operations to the primary tradename “Huttig Building Products.” Some branches continue to use historical tradenames as secondary tradenames to maintain local identity. Huttig has no material patents, trademarks, licenses, franchises, or concessions other than the Huttig Building Products® name and logo and the Builder Resource® name and logo, which are registered trademarks.

Environmental Matters

We are subject to federal, state and local environmental protection laws and regulations. We believe that we are in material compliance, or are taking action aimed at assuring material compliance, with applicable environmental protection laws and regulations. However, there can be no assurance that future environmental liabilities will not have a material adverse effect on our financial condition or results of operations.

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

Employees

As of December 31, 2003, we employed 2,427 persons, of which approximately 12% were represented by unions. We have not experienced any strikes or other work interruptions in recent years and have maintained generally favorable relations with our employees.

The following table shows the approximate breakdown by job function of our employees:

Distribution Centers	1,754
Manufacturing	322
Sales & Marketing	263
Corporate and Divisional Administration	88

Total	2,427

Available Information

Huttig files with the U.S. Securities and Exchange Commission quarterly and annual reports on Forms 10-Q and 10-K, respectively, current reports on Form 8-K, and proxy statements pursuant to the Securities Exchange Act of 1934, in addition to other information as required. The public may read and copy our SEC filings at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549 and may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We file this information with the SEC electronically, and the SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

Our website address is http://www.huttig.com. We make available, free of charge at the “Investor Information” section of our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the 1934 Act. This information is available on our website as soon as reasonably practicable after we electronically file it with, or furnish it to, the SEC. Reports of beneficial ownership filed pursuant to Section 16(a) of the 1934 Act are also available on our website.

ITEM 2—PROPERTIES

Our corporate headquarters are located at 555 Maryville University Drive, Suite 240, St. Louis, Missouri 63141, in leased facilities. We lease approximately half of our distribution centers and own the rest. Warehouse space at distribution centers aggregates approximately 3.9 million square feet. Distribution centers range in size from 11,500 square feet to 160,000 square feet. The types of facilities at these centers vary by location, from traditional wholesale distribution warehouses, which may have particular value-added service capabilities such as pre-hung door operations, to traditional lumberyards and builder support facilities with broad product offerings and capabilities for a wide range of value-added services. We also own a 280,000-square foot manufacturing facility for softwood mouldings located in Prineville, Oregon. We believe that our locations are well maintained and adequate for their purposes.

The following table sets forth the geographic location of our operating facilities as of December 31, 2003:

Region	Number of Locations
Mid-Atlantic	8
Midwest	21
Northeast	6
Southeast	8
West	11

Total	54

ITEM 3—LEGAL PROCEEDINGS

We are involved in various lawsuits, claims and proceedings arising in the ordinary course of business. While the outcome of any lawsuits, claims or proceedings cannot be predicted, we do not believe that the disposition of any pending matters will have a material adverse effect on our financial condition, results of operations or liquidity.

In April 2002, we filed a lawsuit in the Supreme Court of the State of New York against The Rugby Group Ltd., our principal stockholder, and Rugby IPD Corp., a subsidiary of The Rugby Group Ltd., alleging that they breached their contractual obligations to indemnify and defend Huttig against asbestos-related liabilities and claims arising out of the business that was acquired in 1994 by Rugby Building Products, Inc. We acquired Rugby Building Products, Inc., a distributor of building materials, in December 1999, when we acquired the stock of its parent, Rugby USA, Inc., from The Rugby Group Ltd. In our lawsuit, we seek to recover sums we have spent to defend and, with respect to one lawsuit, settle our asbestos lawsuits, as well as a declaratory judgment that Rugby Group and Rugby IPD indemnify and defend us for these lawsuits and any similarly situated claims that may be asserted against us in the future. Rugby Group has denied any obligation to defend, or indemnify us for, any of these cases. While we believe that our factual allegations and legal claims are meritorious, there can be no assurance at this time that Huttig will recover any of its costs related to past or future asbestos-related claims from insurance carriers or from The Rugby Group or Rugby IPD Corp. or that such costs will not have a material adverse effect on Huttig’s business or financial condition.

In January 2004, Huttig, individually and as a successor-in-interest to Rugby Building Products, Inc., was named in an action filed in Superior Court of California, County of Alameda, by an individual alleging that he suffered personal injury as a result of exposure to asbestos-containing products distributed by Huttig and/or Rugby Building Products. The plaintiff seeks unspecified damages from Huttig and many other defendants named in this pending action. We believe that this lawsuit also relates to products distributed by a business acquired by Rugby Building Products and expect to seek indemnification for this lawsuit as part of our action against The Rugby Group and Rugby IPD Corp. While we believe that the factual allegations and legal claims asserted against us in this action are without merit, there can be no assurance at this time that we will recover any costs relating to these claims from insurance carriers or from The Rugby Group or Rugby IPD Corp., or that such costs will not have a material adverse effect on our business or financial condition.

In 1995, Huttig was identified as a potentially responsible party in connection with the clean up of contamination at a formerly owned property in Montana that was used for the manufacture of wood windows. We are voluntarily remediating this property under the oversight of and in cooperation with the Montana Department of Environmental Quality (“DEQ”), and is complying with a 1995 unilateral administrative order of the DEQ to complete a remedial investigation and feasibility study. The remedial investigation has been completed and approved by the DEQ, which has issued its final risk assessment of this property. The DEQ has also approved Huttig’s work plan for conducting a feasibility study to evaluate alternatives for cleanup. We expect to submit the feasibility study, which will evaluate several potential remedies, including continuation or enhancement of remedial measures already in place and operating, in 2004. The DEQ then will select a final remedy, publish a record of decision and negotiate with Huttig for an administrative order of consent on the implementation of the final remedy. Management currently believes that the DEQ will select the final remedy in late 2004 or early 2005 and that the remediation will take several more years to complete. During remediation, we intend to continue monitoring the site, evaluating and improving upon the selected remedy, and reporting regularly to the DEQ. Based on our experience to date in remediating this site, we do not believe that the scope of remediation that the DEQ ultimately determines will have a material adverse effect on our results of operations or financial condition. We spent $0.3 million on remediation costs at this site in 2003. The annual level of future remediation expenditures is difficult to estimate because of the uncertainty relating to the final remedy to be selected. We have accrued $0.8 million for costs of remediating this site and believe this accrual represents management’s best estimate, based on current facts and circumstances, of the currently expected costs of continued remediation. Until the DEQ selects a final remedy, however, management can give no assurance as to the scope or cost to Huttig of the final remediation order.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our shareholders during the fourth quarter of 2003.

PART II

ITEM 5—MARKET	FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange and trades under the symbol “HBP.”

At February 26, 2004, there were approximately 2,817 holders of record of our common stock. The following table sets forth the range of high and low sale prices of the common stock on the New York Stock Exchange Composite Tape during each quarter of the years ended December 31, 2003 and 2002:

	High	Low
2003
First Quarter	$3.30	$1.98
Second Quarter	3.06	2.00
Third Quarter	3.48	2.55
Fourth Quarter	3.25	2.35

2002
First Quarter	6.48	5.05
Second Quarter	5.94	5.00
Third Quarter	5.27	2.90
Fourth Quarter	3.90	2.51

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

ITEM 6—SELECTED CONSOLIDATED FINANCIAL DATA

The following table summarizes certain selected financial data of Huttig for each of the five years in the period ended December 31, 2003. The information contained in the following table may not necessarily be indicative of our past or future performance. Such historical data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto included elsewhere in this report.

	Year Ended December 31,
	2003	2002(1)	2001	2000(2)	1999
		(In Millions, Except Per Share Data)
Income Statement Data:
Net sales	$909.3	$873.3	$947.9	$1,075.2	$802.3
Depreciation and amortization	6.6	6.1	7.7	7.3	6.6
Operating profit	11.2	10.9	21.0	34.0	22.8
Interest expense, net	6.5	9.4	10.0	11.1	7.8
Income before income taxes and cumulative effect of a change in accounting principle	5.4	1.7	9.2	22.1	14.4
Provision for income taxes	2.0	0.6	3.5	8.5	5.9
Net income before cumulative effect of a change in accounting principle	3.4	1.1	5.7	13.6	8.5
Net income (loss)	3.4	(11.7)	5.7	13.6	8.5
Net income (loss) per share (basic and diluted)	0.17	(0.59)	0.28	0.66	0.59

Balance Sheet Data (at end of year):
Total assets	226.0	233.5	246.3	249.2	301.3
Debt—bank and capital leases(3)	67.8	67.9	73.6	81.1	122.1
Total shareholders’ equity	72.2	68.2	79.1	81.0	67.3

(1)	In 2002, net loss includes an after-tax non-cash charge of $12.8 million due to the cumulative effect of a change in accounting principle related to the write-off of goodwill under SFAS No. 142.

(2)	We reclassified the extraordinary item for the write-off of unamortized loan fees to other income (expense) in 2000 in the amount of $0.8 million which is now included in income before taxes. The reclass is due to our adoption of SFAS No. 145 in 2002.

(3)	Debt includes both current and long-term portions of bank debt and capital leases. See Note 5 to our consolidated financial statements.

ITEM 7—MANAGEMENT’S	DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Huttig is one of the largest domestic distributors of building materials used principally in new residential construction and in home improvement, remodeling and repair work. We distribute our products through 54 distribution centers serving 47 states. Our wholesale distribution centers sell principally to building materials dealers, national buying groups and home centers, who, in turn, supply the end-user. Our Builder Resource locations sell directly to professional builders and contractors. Our American Pine Products manufacturing facility in Prineville, Oregon, produces softwood mouldings. Approximately 36% of American Pine’s sales were to Huttig’s distribution centers during 2003.

Various factors historically have caused our results of operations to fluctuate from period to period. These factors include levels of construction, home improvement and remodeling activity, weather, prices of commodity wood products, interest rates, competitive pressures, availability of credit and other local, regional and economic conditions. Many of these factors are cyclical or seasonal in nature. We anticipate that fluctuations from period to period will continue in the future. Our first quarter and, occasionally, our fourth quarter are adversely affected by winter weather patterns in the Midwest, Mid-Atlantic and Northeast, which typically result in seasonal decreases in levels of construction activity in these areas. Because much of our overhead and expenses remain relatively fixed throughout the year, our operating profits also tend to be lower during the first and fourth quarters.

We believe we have the product offerings, warehouse and builder support facilities, personnel, systems infrastructure and financial and competitive resources necessary for continued business success. Our future revenues, costs and profitability, however, are all likely to be influenced by a number of risks and uncertainties, including those discussed under “Cautionary Statement”.

Branch Consolidations

During the third quarter of 2003, we decided to consolidate and reorganize branch operations in our Southeast and Northeast regions to eliminate overlapping sales territories, reduce costs and more effectively address our existing and potential customer base. Based on the production capabilities, product mix and proximity of our Albany, Georgia and Dothan, Alabama locations, we closed our Albany branch and consolidated its production facilities and operations with those of our Dothan branch. We also reorganized our sales territories, allowing our Dothan, Alabama, Macon, Georgia, and Jacksonville, Florida branches to better service our customer base. As of December 31, 2003, we completed this consolidation, including the transfer of assets and inventory from Albany to Dothan, as well as the sales territory reorganization.

As of December 31, 2003, we also completed the consolidation of our Sharon, Vermont branch into our Manchester, New Hampshire branch. We also reorganized our sales territories among our Manchester, Taunton, Massachusetts and Selkirk, New York branches. We believe that this consolidation will allow us to provide better customer service, improve our production capabilities, expand our product mix and grow sales in our Northeast region.

In connection with these branch consolidations, we recorded a $0.1 million severance expense at September 30, 2003, all of which we expect to have paid during the first quarter of 2004.

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States, which require management to make estimates and assumptions (see Note 1 to the consolidated financial statements). Management bases these estimates and assumptions on historical results and known trends, as well as our forecasts as to how these might change in the future. Actual results could differ from these estimates, assumptions and forecasts. We believe that, of our significant accounting policies, the following may involve a higher degree of judgment and complexity.

Accounts Receivable—Trade accounts receivable consist of amounts owed for orders shipped to customers and are stated net of an allowance for doubtful accounts. Huttig’s corporate management establishes an overall credit policy for sales to customers and is responsible for all credit decisions. The reserve for bad debt is determined based on a number of factors including when customer accounts exceed 90 days past due or sooner depending on the credit strength of the customer. Our credit policies, together with monitoring of customer balances, have resulted in average bad debt expense of approximately 0.2% of net sales during the last three years.

LIFO Inventories—Inventories are stated at the lower of cost or market. Substantially all of the Company’s inventory consists of finished goods. Approximately 78% and 77% of inventories were determined by using the LIFO (last in, first out) method of inventory valuation as of December 31, 2003 and 2002, respectively; the remainder were determined by the FIFO (first in, first out) method. Had the Company used the FIFO method of inventory valuation for all inventories, net income would have decreased by $0.1 million and $1.7 million in 2003 and 2001, respectively, and would have increased by $0.2 million in 2002. During 2003 and 2001, the LIFO inventory quantities were reduced, resulting in a partial liquidation of the LIFO bases, the effect of which increased net income by $0.1 million and $1.7 million, respectively. During 2002, the LIFO inventory quantities increased, resulting in an increase to the existing LIFO bases, the effect of which decreased net income by $0.2 million. The replacement cost would be higher than the LIFO valuation by $7.7 million in 2003 and $7.9 million in 2002.

Excess and Obsolete Inventory Reserve—We provide a reserve for excess and obsolete inventory for stock inventory items that have had no sales in the past 12 months and for those inventory items that the quantity on hand is greater than a 24-month supply. We also reserve for special order items that have not been sold within 60 days from their date of receipt at our branch.

Valuation of Goodwill and Other Long-Lived Assets—We test the carrying value of our goodwill for impairment on an annual basis and between annual tests in certain circumstances. The carrying value of goodwill is considered impaired when the discounted cash flow model results in a fair value that is less than the carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of goodwill. We test the carrying value of other long-lived assets, including intangible and other tangible assets, for impairment when events and circumstances warrant such review. The carrying value of long-lived assets are considered impaired when the anticipated undiscounted cash flows from such assets are less than the carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved.

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

Insurance—We carry insurance policies on insurable risks with coverages and other terms that we believe are appropriate. We generally have self-insured retention limits and have obtained fully insured layers of coverage above such self-insured retention limits. Accruals for self-insurance losses are made based on our claims experience. We accrue for these liabilities for existing and unreported claims when it is probable that future costs will be incurred and when we can estimate those costs.

Results of Operations

Fiscal 2003 Compared to Fiscal 2002

Net sales were $909.3 million in 2003, a 4% increase from 2002 when sales were $873.3 million. Same branch sales increased 5% in 2003 over 2002. Sales through wholesale distribution branches were $790.5 million, an increase of 5% over 2002 as sales increased in all regions of the country. The increase is primarily related to the strong recovery in the second quarter in the Northeast region and the strong second half of the year across all regions of the country. Sales increased 12% during the second half of 2003 compared to the second half of 2002, which more than offset the decline in sales during the first quarter of 2003 due primarily to the severe winter weather in our Northeast, Mid-Atlantic and Midwest regions. Net sales in Builder Resource branches were $84.6 million, an increase of $0.4 million over the prior year. Excluding the first quarter of 2003, which was negatively impacted by a new competitor in the Kansas City area that commenced operations in the second quarter of 2002, we have seen a sales recovery in the Kansas City market during the last three quarters of the year for 2003 as sales increased by 16% versus the same period in 2002. Net sales for our mouldings manufacturer, American Pine Products, were $34.2 million in 2003, a decrease of $3.9 million compared to $38.1 million in 2002. The sales decrease is primarily related to the severe winter weather in the first quarter of the year in the Northeast and Mid-Atlantic states and a decline in finished moulding sales prices in the second half of 2003.

Gross profit increased $7.8 million to $176.3 million in 2003 from $168.5 million in 2002. Gross profit as a percentage of net sales was 19.4% and 19.3% in 2003 and 2002, respectively. We improved inventory controls and lowered material costs in 2003 compared to 2002. These improvements were partially offset by losses on builder contracts and the loss of purchase discounts primarily during the first quarter, which negatively impacted gross margins by 0.2%. Operating expenses increased $7.4 million to $159.6 million in 2003 compared to $152.2 million in 2002. Personnel expenses increased $3.7 million, due largely to increased bonus expense and a higher average headcount than a year ago which reflects 69 additions to the sales force. Non-personnel expenses increased $2.7 million, as rent for new buildings increased $1.0 million, costs of fuel and forklift supplies increased $1.0 million and costs of outside services increased $0.7 million. During 2003, we also recorded a total of $2.1 million of severance costs, which contributed to the increase in operating expenses compared to 2002. In 2003, we reduced bad debt expense by $1.1 million versus 2002.

Depreciation and amortization was $6.6 million in 2003, which is $0.5 million higher than 2002. The increase primarily reflects the timing of our spending of $4.2 million in the second half of 2002 for operating equipment replacements and for a warehouse logistics system implementation.

We recognized $1.1 million in gains on disposal of capital assets during 2003 from the sale of vacant facilities. During 2002, gains on disposal of assets were $0.4 million for the sale of vacant facilities.

Net interest expense was $6.5 million in 2003, which is $2.9 million less than in 2002. The decrease reflects the reduction in our effective borrowing rate resulting from the expiration of our interest rate swaps in May 2003. Average debt outstanding during 2003 was $84.2 million versus $80.2 million in 2002.

During 2002, we recorded a charge of $0.9 million to write off the remaining unamortized loan fees related to our previous credit facility, which we replaced in August 2002.

During 2003, we recorded a $0.7 million gain in the fair value of two interest rate swaps that did not qualify as hedges for accounting purposes. These interest rate swaps expired in May 2003. During 2002, we recorded a $1.1 million gain on derivatives. See Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.”

As a result of the foregoing factors, pretax income increased 218%, or $3.7 million, to $5.4 million in 2003 as compared to pretax income of $1.7 million in 2002.

Income taxes were calculated at an effective rate of 38.0% and 37.7% in 2003 and 2002, respectively.

We also incurred an after-tax non-cash charge of $12.8 million in 2002 due to the cumulative effect of a change in accounting principle related to the write-off of goodwill under Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. See “New Accounting Pronouncements,” below, for further discussion.

Fiscal 2002 Compared to Fiscal 2001

Net sales were $873.3 million in 2002, an 8% decrease from 2001 when sales were $947.9 million. Excluding $24.1 million of sales attributable to branches that we closed, same branch net sales in 2002 decreased 5% or $49.8 million from the prior year. Approximately $23.9 million of the same branch sales decrease was attributable to the impact of a new competitor in the Kansas City, Missouri area. Approximately $11.8 million of the same branch sales decrease was due to softer sales in our other Midwest region branches. Another $10.7 million of our same branch sales decrease was attributable to lower housewrap sales resulting from the termination of our distribution of Tyvek® and our transition to Typar®, a competing housewrap product, which affected sales in the Northwest. Also, international sales decreased $3.7 million compared to 2001 due to the weak economy in the Far East.

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

Operating expenses were $152.2 million in 2002 compared to $165.3 million in 2001. The decrease included $6.9 million of cost reductions from closed branches. The remaining decrease was primarily attributable to a $3.2 million decrease in supplies and maintenance costs at ongoing facilities as a result of our expense reduction initiatives during the year, a $1.8 million decrease in labor related costs resulting from lower headcount than the prior year, a $0.8 million decrease in bad debt expense, and a $0.8 million decrease in professional services fees associated with lower legal and consulting fees. Additionally, we incurred lower system implementation costs by $1.1 million and lower environmental costs by $0.8 million in 2002 as compared to 2001. These decreases were partially offset by an increase of $0.9 million from an increase in our insurance reserves, due to higher claims incidence, expenses of $0.9 million for costs relating to the settlement and legal expenses of an asbestos-related product liability lawsuit and a $0.6 million increase in rent expense from the facilities which are leased.

Depreciation and amortization was $6.1 million in 2002, which is $1.6 million lower than the prior year. The decrease was due primarily to goodwill no longer being amortized, in accordance with SFAS No. 142, which we adopted effective January 1, 2002. In 2001, we amortized $2.4 million of goodwill. The decrease was partially offset by a $0.8 million increase in depreciation expense in 2002. The increase in depreciation was due to our capital expenditures during the year to maintain and refurbish our buildings and equipment.

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

Net interest expense decreased to $9.4 million in 2002 from $10.0 million in 2001. Our average outstanding total debt decreased $7.1 million in 2002 compared to the prior year. The interest rate swap agreements effectively provided for a fixed rate of interest.

During 2002, we recorded a charge of $0.9 million in the third quarter to write off the remaining unamortized loan fees related to our previous credit facility, which we replaced with our existing senior secured revolving credit facility.

Unrealized gain on derivatives of $1.1 million was recorded in 2002 versus a $1.8 million loss in 2001. The gain related to a $1.6 million change in the fair value on two interest rate swaps that do not qualify as hedges for accounting purposes, which was partially offset by $0.5 million of expense amortized from accumulated other comprehensive loss established upon the adoption of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, in 2001. See Item 7A, “Quantitative and Qualitative Disclosures About Market Risk.”

We also incurred an after-tax non-cash charge of $12.8 million in 2002 due to the cumulative effect of a change in accounting principle related to the write-off of goodwill under SFAS No. 142. See “New Accounting Pronouncements,” below, for further discussion.

Liquidity and Capital Resources

We depend on cash flow from operating activities and funds available under our secured credit facility to finance seasonal working capital needs, capital expenditures and any acquisitions that we may undertake. Our working capital requirements are generally greatest in the second and third quarters, which reflects the seasonal nature of our business. The second and third quarters are also typically our strongest operating quarters, largely due to more favorable weather throughout many of our markets compared to the first and fourth quarters. We typically generate cash from working capital reductions in the fourth quarter of the year and build working capital during the first quarter in preparation for our second and third quarters. We also maintain significant inventories to meet rapid delivery requirements of our customers and to enable us to obtain favorable pricing, delivery and service terms with our suppliers. At December 31, 2003 and 2002, inventories constituted approximately 35% and 36% of our total assets, respectively. We also closely monitor operating expenses and inventory levels during seasonally affected periods and, to the extent possible, manage variable operating costs to minimize seasonal effects on our profitability.

Cash provided from operating activities decreased $6.4 million from $10.8 million in 2002 to $4.4 million in 2003. The decrease was primarily due to an increase in trade accounts receivable and a decrease in trade accounts payable, offset in part by a decrease in inventories. The increase in trade accounts receivable reflects higher sales in 2003 than in 2002. However, days sales outstanding improved from 34.8 days at December 31, 2002 to 31.3 days at December 31, 2003. Our days sales outstanding is determined by dividing month end trade accounts receivable, net, by current month net sales, then multiplying by 30. The decrease in trade accounts payable of $13.1 million in 2003 compared to 2002 was primarily attributable to inventory reductions in 2003 versus 2002 and our ability in 2003 to take greater advantage of vendor discount terms. As a result of lower inventory and higher sales volume at the end of 2003 versus 2002, our inventory turns improved from 5.3 turns at December 31, 2002 to 6.5 turns at December 31, 2003. Our inventory turns are determined by averaging the two most recent monthly warehouse and production cost of sales, dividing by month end FIFO inventory, net, then multiplying by 12.

Cash used in investing activities in 2003 reflects $2.7 million of capital expenditures for normal operating activities. These expenditures were partially offset by $1.7 million of proceeds from the disposals of assets from vacant facilities. Cash used in investing activities in 2002 reflects $5.2 million of capital expenditures for normal operating activities and $1.4 million for a warehouse logistics system implementation at selected branches. These expenditures were partially offset by $1.5 million of proceeds on disposals of assets from vacant facilities.

Cash used in financing activities is driven by payments of debt and capital lease obligations and repurchases of our own stock. In 2003 versus 2002, we decreased bank debt by $1.5 million and repaid $1.3 million of capital lease obligations. These uses of cash were partially offset by $1.0 million of proceeds from the sale-leaseback of technology and production equipment in 2003. In 2002 versus 2001, we decreased bank debt by $4.8 million, repaid $0.9 million of capital lease obligations and repurchased $0.8 million of stock under our former stock repurchase program and $0.3 million of stock from our repurchase of shares from a former employee, which uses of cash were partially offset by $0.5 million of proceeds from the exercise of stock options. Also in 2002, we incurred $1.6 million of debt issuance costs related to our senior secured revolving credit facility.

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

Provisions of the credit facility, which we amended as of May 30, 2003 and also as of February 13, 2004, contain various covenants which, among other things, limit our ability to incur indebtedness, incur liens, make certain types of acquisitions, declare or pay dividends or make restricted payments, consolidate, merge or sell assets. It also contains financial covenants tied to our borrowing base. If, at the end of any month, our daily average borrowing base during that month exceeds our daily average outstanding borrowing and pre-established reserve levels during that month by less than an average monthly amount that will adjust over the term of the facility as set forth in the table below, we must maintain or meet a minimum fixed charge coverage ratio set forth in the table below. As defined in the agreement, the ratio is determined for a rolling 12-month period by dividing EBITDA plus cash rent expense, less non-facility-financed capital expenditures and cash taxes, by cash interest expense plus scheduled debt repayments plus cash rent expense for such period. As defined in the credit agreement, EBITDA means the sum of:

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

Also, we may not allow our daily revolving availability under the credit facility to fall below $10.0 million. During the period of May 30, 2003 (the date we amended the collateral availability and fixed charge coverage ratio requirements described above) through December 31, 2003, our monthly average collateral availability exceeded the required monthly minimum average, and our daily revolving availability was in excess of $10.0 million each day.

Prior to February 13, 2004, the credit agreement that evidenced our revolving credit facility required that we maintain a mandatory lock-box arrangement whereby remittances from our customers reduced the borrowings outstanding under the facility. The credit agreement also contains a “material adverse effect” clause that grants the agent and lenders having more than 66 2/3% of the commitment or borrowings the right to accelerate the maturity of the facility and to block our requests for future advances if the agent reasonably determines that an event or condition has occurred which has had, or reasonably could be expected to have, a material adverse effect on

•	the business, operations or condition of Huttig and our subsidiaries taken as a whole,

•	our ability to perform our obligations, or the enforceability of any of the lenders’ rights, under the credit agreement, or

•	the validity, perfection or priority of any lien in favor of the agent and the lenders on any of our secured assets.

Our credit agreement does not expire or have a maturity date within one year, but rather has a final expiration date of August 12, 2005. However, Emerging Issues Task Force Issue No. 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include both a Subjective Acceleration Clause and a LockBox Arrangement,” requires borrowings under credit agreements with those two provisions to be classified as current liabilities. As a result, we restated the December 31, 2002 balance sheet to reclassify $65.0 million of borrowings under the credit agreement, which was previously reported as non-current liability, as a current liability.

On February 13, 2004, we and the agent and lenders amended the credit agreement to provide for a “springing” lock-box arrangement. Under this arrangement, we now maintain a lock-box from which we may apply cash receipts to any corporate purpose so long as our monthly average availability does not fall below $20.0 million and we are not in default under the credit agreement. The agent and the lenders maintain a security interest in our lock-box and, upon the occurrence of either of the foregoing triggering events, may redirect funds from the lock-box to a loan account in the name of the lenders on a daily basis and applied against the revolving loan balance. Effective with the amendment, we have classified the outstanding borrowings under the credit facility as long-term liabilities as of December 31, 2003. In addition, we have restated our December 31, 2002 balance sheet to reflect the borrowings under the credit agreement as current liabilities as of December 31, 2002. This restatement will have no impact on our debt covenants under the credit agreement, our ability to draw on existing facilities or our previously reported net income.

At December 31, 2003, we had revolving credit borrowings of $63.5 millions with $42.7 million of total excess credit available under the credit facility. The $42.7 million of total excess credit available is net of letters of credit totaling $6.6 million, primarily for health and workers compensation insurance.

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

Commitments and Contingencies

The table below summarizes our contractual obligations as of December 31, 2003:

	Total	Payments Due by Period
		Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt, including current portion(1)	$63.5	$—	$63.5	$—	$—
Capital lease obligations	5.3	1.9	2.9	0.5	—
Operating lease obligations	56.8	13.2	19.8	10.7	13.1
Severance obligations	0.8	0.7	0.1	—	—

Total	$126.4	$15.8	$86.3	$11.2	$13.1

(1)	Amounts represent the expected cash payments of our long-term debt and do not include any fair value adjustments. The estimated fair value of our long-term debt approximates book value because interest rates on nearly all of the outstanding borrowings are frequently adjusted.

Stock Repurchases

In October 2002, the Company’s Board of Directors authorized a $5.0 million stock repurchase program that expired in October 2003. Upon expiration, the Company had used $0.8 million of the $5.0 million authorized under the stock repurchase program.

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

Management Change and Terms of Separation

Severance expense of $1.8 million was recorded in the first quarter of 2003 as part of operating expenses for payments, including future payments, to the Company’s former President and Chief Executive Officer and 11 other employees whose employment terminated during the quarter ended March 31, 2003. An additional severance expense of $0.3 million was recorded in the third and fourth quarters for the termination of employees related to the consolidation of branches and the reorganization of corporate headquarters staff. During the twelve months ended December 31, 2003, total severance payments of $1.3 million were paid. The present values of the remaining severance payments totaled $0.8 million at December 31, 2003, and are expected to be fully paid by March 31, 2005.

New Accounting Pronouncements

In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability has been incurred. Adoption of this Statement is required for exit or disposal activities initiated after December 31, 2002. Previously issued financial statements shall not be restated under SFAS No. 146. We adopted this statement effective January 1, 2003, and the adoption will impact the timing of exit or disposal activities reported by us on an on-going basis. The adoption did not have any material effect on our consolidated financial condition or results of operations for the year ended December 31, 2003.

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

Cautionary Statement Relevant to Forward-looking Information for the Purpose of “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

This Annual Report on Form 10-K and our annual report to shareholders contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements regarding:

•	the effect of known contingencies, including risks relating to environmental and legal proceedings, on our financial condition, cash flow and results of operations;

•	the future impact of competition, our ability to maintain favorable terms with our suppliers and transition to alternative suppliers of building products, and the effects of slower economic activity on our results of operations;

•	expected benefits and impacts of branch consolidations;

•	our future business success, sales volume and growth, product mix and results of operations;

•	our liquidity and exposure to market risk; and

•	cyclical and seasonal trends.

The words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project” or similar expressions identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

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

Our sales depend heavily on the strength of national and local new residential construction and home improvement and remodeling markets. The strength of these markets depends on new housing starts and residential renovation projects, which are a function of many factors beyond our control. Some of these factors include employment levels, interest rates, availability of credit, housing prices, prices of commodity wood products, immigration patterns, regional demographics and consumer confidence. Future downturns in the markets that we serve or in the economy generally could have a material adverse effect on our operating results and financial condition. Reduced levels of construction activity may result in intense price competition among building materials suppliers, which may adversely affect our gross margins.

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

The building materials distribution industry is extremely competitive. Our competition varies by product line, customer classification and geographic market. The principal competitive factors in our industry are:

•	pricing and availability of product;

•	service and delivery capabilities;

•	ability to assist with problem-solving;

•	customer relationships;

•	geographic coverage; and

•	breadth of product offerings.

Also, financial stability and geographic coverage are important to manufacturers in choosing distributors for their products.

We compete with many local, regional and, in some markets and product categories, national building materials distributors and dealers. We also compete with major integrated product manufacturers with national distribution capability, such as Georgia-Pacific, Weyerhaeuser and Boise-Cascade. To a limited extent in some of our markets, we compete with the large home center chains, such as The Home Depot and Lowe’s, for the business of smaller contractors. Some of our competitors have greater financial and other resources and may be able to withstand sales or price decreases better than we can. We also expect to continue to face competition from new market entrants, such as our new competitor in Kansas City. We can give no assurance that we will continue to compete effectively with these existing or new competitors.

The termination of key supplier relationships may have an immediate adverse effect on our financial condition and results of operations.

We distribute building materials that we purchase from a number of major suppliers. As is customary in our industry, most of our relationships with these suppliers are terminable without cause on short notice. During 2002, we began selling housewrap product, Typar®, in markets where we used to sell Tyvek®, a competing housewrap, after our distributorship of Tyvek® was terminated. As a result of our having to transition to a new supplier in markets in which we formerly sold Tyvek®, housewrap sales declined approximately $10.7 million in 2002 compared to 2001. During 2003 compared to 2002, housewrap sales increased $0.7 million or 6%. Although we believe that relationships with our existing suppliers are strong and that we would have access to similar products from competing suppliers, any disruption in our sources of supply, particularly of our most commonly sold items, could have a material adverse effect on our financial condition and results of operations. We also can give no assurance that any supply shortages resulting from unanticipated demand or production difficulties will not occur from time to time or have a material adverse effect on our financial condition and results of operations.

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

We are subject to federal, state and local environmental protection laws and regulations and may have to incur significant costs to comply with these laws and regulations in the future. We have been identified as a potentially responsible party in connection with the clean up of contamination at a formerly owned property in

Montana, where we are voluntarily remediating this property under the oversight of the Montana Department of Environmental Quality. Until the DEQ selects and orders us to implement a final remedy, we can give no assurance as to the scope or cost to us of any final remediation order. See Part I, Item 3, “Legal Proceedings,” for additional discussion. In addition, some of our current and former distribution centers are located in areas of current or former industrial activity where environmental contamination may have occurred, and for which we, among others, could be held responsible. We can give no assurance that we will have no material environmental liabilities with respect to any of our current or former distribution center locations in the future.

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

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have exposure to market risk as it relates to effects of changes in interest rates. We had debt outstanding at December 31, 2003 under our secured revolving credit facility of $63.5 million.

Included in other income for the year ended December 31, 2003, is $0.7 million of an unrealized gain related to the portion of our former interest rate swap agreements, which did not qualify for hedge accounting treatment according to the SFAS No. 133 criteria. This unrealized gain resulted in an increase to diluted earnings per share of $0.02 in the year ended December 31, 2003. During 2002 we had an unrealized gain of $1.1 which resulted in an increase to diluted earnings per share of $0.03. There was no impact on cash flow as a result of the accounting treatment required by SFAS No. 133. These interest rate swap agreements expired in May 2003.

As of May 6, 2003, all of our bank debt began accruing interest at a floating rate basis of between 200 and 300 basis points above LIBOR. If market interest rates for LIBOR had been different by an average of 1% between May 6, 2003 and December 31, 2003, our interest expense and income before taxes would have changed by $0.6 million. These amounts are determined by considering the impact of the hypothetical interest rates on our borrowing cost. These analyses do not consider the effects of any change in the overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our financial structure.

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

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS’ REPORT

To the Shareholders of Huttig Building Products, Inc.:

We have audited the accompanying consolidated balance sheets of Huttig Building Products, Inc. and its subsidiaries (the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill to conform to Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets.

As discussed in Note 5 to the consolidated financial statements, the accompanying December 31, 2002 consolidated balance sheet has been restated.

/s/    Deloitte & Touche LLP

St. Louis, Missouri

February 13, 2004

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Millions)

	December 31,
	2003	2002
ASSETS
CURRENT ASSETS:
Cash and equivalents	$5.0	$3.4
Trade accounts receivable, net	70.9	66.8
Inventories, net	79.6	84.4
Other current assets	7.0	8.1

Total current assets	162.5	162.7

PROPERTY, PLANT AND EQUIPMENT:
Land	6.5	6.6
Buildings and improvements	32.9	34.7
Machinery and equipment	37.3	37.6

Gross property, plant and equipment	76.7	78.9
Less accumulated depreciation	37.4	37.3

Property, plant and equipment, net	39.3	41.6

OTHER ASSETS:
Goodwill, net	13.6	13.6
Other	3.0	4.0
Deferred income taxes	7.6	11.6

Total other assets	24.2	29.2

TOTAL ASSETS	$226.0	$233.5

see notes to consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Millions, Except Share and Per Share Data)

	December 31,
	2003	2002
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of debt (2002 restated, see Note 5)	$1.4	$65.9
Trade accounts payable	63.6	76.7
Deferred income taxes	4.4	4.0
Accrued compensation	9.4	5.8
Other accrued liabilities	7.0	7.2

Total current liabilities	85.8	159.6

NON-CURRENT LIABILITIES:
Debt (2002 restated, see Note 5)	66.4	2.0
Fair value of derivative instruments	—	1.6
Other non-current liabilities	1.6	2.1

Total non-current liabilities	68.0	5.7

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred shares; $.01 par (5,000,000 shares authorized)	—	—
Common shares; $.01 par (50,000,000 shares authorized; at December 31, 2003 and 2002—20,896,145 shares issued)	0.2	0.2
Additional paid-in capital	33.4	33.5
Retained earnings	46.4	43.0
Unearned compensation—restricted stock	(0.1)	(0.4)
Accumulated other comprehensive loss	—	(0.6)
Less: Treasury shares, at cost (1,460,444 shares at December 31, 2003 and 1,405,013 shares at December 31, 2002)	(7.7)	(7.5)

Total shareholders’ equity	72.2	68.2

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$226.0	$233.5

see notes to consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions, Except Per Share Data)

	Year Ended December 31,
	2003	2002	2001
Net Sales	$909.3	$873.3	$947.9

Cost of Sales and Operating Expenses:
Cost of sales	733.0	704.8	752.7
Operating expenses	159.6	152.2	165.3
Depreciation and amortization	6.6	6.1	7.7
Restructuring charges, net	—	(0.3)	2.1
Gain on disposal of capital assets	(1.1)	(0.4)	(0.9)

Total cost of sales and operating expenses	898.1	862.4	926.9

Operating Profit	11.2	10.9	21.0

Other Income (Expense):
Interest expense, net	(6.5)	(9.4)	(10.0)
Write-off of unamortized loan fees	—	(0.9)	—
Unrealized gain (loss) on derivatives	0.7	1.1	(1.8)

Total other expense	(5.8)	(9.2)	(11.8)

Income Before Income Taxes and Cumulative Effect of a Change in Accounting Principle	5.4	1.7	9.2
Provision for Income Taxes	2.0	0.6	3.5

Net Income Before Cumulative Effect of a Change in Accounting Principle	3.4	1.1	5.7
Cumulative effect of a change in accounting principle (less applicable income taxes of $7.9)	—	(12.8)	—

Net Income (Loss)	$3.4	$(11.7)	$5.7

Basic Income (Loss) Per Share:
Net income before cumulative effect of a change in accounting principle	$0.17	$0.05	$0.28
Cumulative effect of a change in accounting principle	—	(0.64)	—

Net Income (Loss) Per Basic Share	$0.17	$(0.59)	$0.28

Weighted Average Basic Shares Outstanding	19.5	19.7	20.3

Diluted Income (Loss) Per Share:
Net income before cumulative effect of a change in accounting principle	$0.17	$0.05	$0.28
Cumulative effect of a change in accounting principle	—	(0.64)	—

Net Income (Loss) Per Dilutive Share	$0.17	$(0.59)	$0.28

Weighted Average Diluted Shares Outstanding	19.5	19.8	20.4

see notes to consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

(In Millions)

	Common Shares Outstanding, at Par Value	Additional Paid-In Capital	Retained Earnings	Unearned Compensation- Restricted Stock	Accumulated Other Comprehensive Loss	Treasury Shares, at Cost	Total Shareholders’ Equity
Balance at January 1, 2001	$0.2	$33.2	$49.1	$(0.4)	$—	$(1.1)	$81.0
Net income			5.7				5.7
Fair market value adjustment of derivatives, net of tax			—		(1.7)		(1.7)

Comprehensive income (loss)			5.7		(1.7)		4.0
Restricted stock issued, net of amortization expense		0.2				0.6	0.8
Treasury stock purchases						(6.7)	(6.7)

Balance at December 31, 2001	$0.2	$33.4	$54.8	$(0.4)	$(1.7)	$(7.2)	$79.1
Net loss			(11.7)				(11.7)
Fair market value adjustment of derivatives, net of tax			—		1.1		1.1

Comprehensive income (loss)			(11.7)		1.1		(10.6)
Restricted stock issued, net of amortization expense		0.1		—		0.2	0.3
Stock options exercised			(0.1)			0.6	0.5
Treasury stock purchases						(1.1)	(1.1)

Balance at December 31, 2002	$0.2	$33.5	$43.0	$(0.4)	$(0.6)	$(7.5)	$68.2
Net income			3.4				3.4
Fair market value adjustment of derivatives, net of tax			—		0.6		0.6

Comprehensive income			3.4		0.6		4.0
Restricted stock issued, net of forfeitures and amortization expense		(0.1)		0.3		(0.2)	—

Balance at December 31, 2003	$0.2	$33.4	$46.4	$(0.1)	$0.0	$(7.7)	$72.2

see notes to consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

	Year Ended December 31,
	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3.4	$(11.7)	$5.7
Cumulative effect of a change in accounting principle (net of tax)	—	12.8	—

Net income before cumulative effect of a change in accounting principle	3.4	1.1	5.7
Gain on disposal of capital assets	(1.1)	(0.4)	(0.9)
Depreciation and amortization	7.4	7.2	9.0
Deferred income taxes	0.5	5.3	1.4
Unrealized (gain) loss on derivatives, net	(0.7)	(1.1)	1.7
Write-off of unamortized loan fees	—	0.9	—
Accrued postretirement benefits	(0.3)	(0.4)	(0.5)
Changes in operating assets and liabilities (exclusive of acquisitions):
Trade accounts receivable	(4.1)	7.2	2.5
Inventories	4.8	(14.3)	2.4
Other current assets	1.1	1.4	0.5
Trade accounts payable	(13.1)	12.2	5.2
Accrued liabilities	3.4	(7.6)	(3.7)
Other	3.1	(0.7)	(0.2)

Total cash from operating activities	4.4	10.8	23.1

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2.7)	(6.6)	(3.3)
Proceeds from disposition of capital assets	1.7	1.5	0.9
Cash used for acquisitions	—	—	(1.2)

Total cash from investing activities	(1.0)	(5.1)	(3.6)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of capital lease obligations	(1.3)	(0.9)	(0.6)
Payments of debt on revolving debt agreements	(947.6)	(771.2)	(306.7)
Borrowings of debt on revolving debt agreements	946.1	766.4	296.5
Debt issuance costs	—	(1.6)	—
Proceeds from sale-leaseback of equipment	1.0	—	—
Proceeds from exercise of stock options	—	0.5	—
Purchase of treasury shares	—	(1.1)	(6.7)

Total cash from financing activities	(1.8)	(7.9)	(17.5)

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	1.6	(2.2)	2.0
CASH AND EQUIVALENTS, BEGINNING OF YEAR	3.4	5.6	3.6

CASH AND EQUIVALENTS, END OF YEAR	$5.0	$3.4	$5.6

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$5.8	$8.2	$9.2
Income taxes received—net of taxes paid	$(2.1)	$(1.8)	$(2.0)

Non-cash financing activities:
Restricted stock issued in connection with compensation plans, net of forfeitures	$(0.3)	$0.3	$0.8
Equipment acquired with capital lease obligations	$2.7	$—	$3.4

see notes to consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

(In Millions, Except Share and Per Share Data)

1.    ACCOUNTING POLICIES AND PROCEDURES

Organization—Huttig Building Products, Inc. and subsidiaries (the “Company” or “Huttig”) is a distributor of millwork, building materials and wood products in the United States and operates one finished lumber production facility. The Company distributes its products through 54 distribution centers serving 47 states, principally for new residential construction and renovation.

Principles of Consolidation—The consolidated financial statements include the accounts of Huttig Building Products, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Revenue Recognition—Revenues are generally recorded when title passes to the customer, which occurs upon delivery of product, or when services are rendered less an allowance for returns, customer rebates and discounts for early payments. Returned products for which the Company assumes responsibility are estimated based on historical returns and are accrued as a reduction of sales and cost of sales at the time of the original sale. Customer rebates relate to the customer’s purchasing activities and are primarily recognized at the time the related revenue is earned.

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

Accounts Receivable—Trade accounts receivable consist of amounts owed for orders shipped to customers and are stated net of an allowance for doubtful accounts. Huttig’s corporate management establishes an overall credit policy for sales to customers. The reserve for bad debt is determined based on a number of factors including when customer accounts exceed 90 days past due or depending on the credit strength of the customer. Huttig’s credit policies, together with monitoring of customer balances, have resulted in average bad debt expense of approximately 0.2% of net sales during the last three years.

LIFO Inventories—Inventories are stated at the lower of cost or market. Substantially all of the Company’s inventory is finished goods. Approximately 78% and 77% of inventories were determined by using the LIFO (last in, first out) method of inventory valuation as of December 31, 2003 and 2002, respectively; the remainder were determined by the FIFO (first in, first out) method. Had the Company used the FIFO method of inventory valuation for all inventories, net income would have decreased by $0.1 million and $1.7 million in 2003 and 2001, respectively, and would have increased by $0.2 million in 2002. During 2003 and 2001, the LIFO inventory quantities were reduced, resulting in a partial liquidation of the LIFO bases, the effect of which increased net income by $0.1 million and $1.7 million, respectively. During 2002, the LIFO inventory quantities increased, resulting in an increase to the existing LIFO bases, the effect of which decreased net income by $0.2 million. The replacement cost would be higher than the LIFO valuation by $7.7 million in 2003 and $7.9 million in 2002.

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Excess and Obsolete Inventory Reserve—The Company provides a reserve for excess and obsolete inventory for stock inventory items that have had no sales in the past 12 months and for those inventory items that the quantity on hand is greater than a 24-month supply. The Company also reserves for special order items that have not been sold within 60 days from their date of receipt at our branch.

Property, Plant and Equipment—Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets. Buildings and improvements lives range from 3 to 25 years. Machinery and equipment lives range from 3 to 10 years.

Other Assets—The Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002. Under SFAS No. 142, goodwill is no longer amortized but is reviewed for impairment annually, or more frequently if certain indicators arise. In addition, the statement requires reassessment of the useful lives of previously recognized intangible assets. See Note 2, “Goodwill” for additional information.

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

Shipping—Costs associated with shipping products to the Company’s customers are charged to operating expense. Shipping costs were $30.7 million, $29.1 million and $31.7 million in 2003, 2002 and 2001, respectively.

Income Taxes—Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes using currently enacted tax rates. A valuation allowance would be established to reduce deferred income tax assets if it is more likely than not that a deferred tax asset will not be realized.

Net Income Per Share—Basic net income per share is computed by dividing income available to common stockholders by weighted average shares outstanding. Diluted net income per share reflects the effect of all other potentially dilutive common shares using the treasury stock method.

Accounting For Stock-Based Compensation—SFAS No. 123, Accounting for Stock-Based Compensation, sets forth a fair value based method of recognizing stock-based compensation expense. As permitted by SFAS No. 123, the Company has elected to continue to apply APB No. 25, Accounting for Stock Issued to Employees, to account for its stock-based compensation plans.

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, which is required to be adopted in fiscal years beginning after December 15, 2002. SFAS No. 148, which provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as required by SFAS No. 123. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The Company’s disclosure regarding the effects of stock-based compensation is included below in compliance with SFAS No. 148.

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Had the compensation cost for these plans been determined according to SFAS No. 123, the Company’s net income (loss) and earnings (loss) per share would have been the following pro forma amounts for the years ended December 31, 2003, 2002 and 2001:

	2003	2002	2001
	(Millions of dollars, except per share amount)
Net income (loss), as reported	$3.4	$(11.7)	$5.7
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	0.1	0.1	0.2
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(0.2)	(0.6)	(0.7)

Net income (loss), pro forma	$3.3	$(12.2)	$5.2

Basic income (loss) per share:
As reported	$0.17	$(0.59)	$0.28
Pro Forma	$0.17	$(0.62)	$0.26
Diluted income (loss) per share:
As reported	$0.17	$(0.59)	$0.28
Pro Forma	$0.17	$(0.62)	$0.26

Pro forma disclosures are not likely to be representative of the effects on reported net income for future years.

For purposes of the pro forma disclosure, the fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2003	2002	2001
Assumptions:
Volatility	50%	38%	41%
Risk-free interest rate	2.8%	3.0%	4.4%
Dividend yield	0%	0%	0%
Expected life of options (years)	5	5	5
Weighted average fair value of options granted	$1.15	$2.24	$1.85

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

Accounting for Derivative Instruments and Hedging Activities—Effective January 1, 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133, and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, which established accounting and reporting standards for derivative instruments, including certain derivative instruments used for hedging activities. All derivative instruments, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income (“OCI”) and are recognized in the statement of income when the hedged item

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. If the derivative is not designated as a hedge for accounting purposes, changes in fair value are immediately recognized in earnings.

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

For the years ended December 31, 2003, 2002 and 2001, a total unrealized gain on derivatives of $0.7 million, $1.1 million and a loss of $1.8 million, respectively, was recorded in other income. This includes ($0.1) million, ($0.5) million and ($0.8) million that was reclassified from OCI in 2003, 2002, and 2001, respectively, and $0.8 million, $1.6 million and ($1.0) million in 2003, 2002, and 2001, respectively, related to the change in fair value on the two interest rate swaps that did not qualify as hedges for accounting purposes. The interest rate swap that was designated as a cash flow hedge was determined to be highly effective and substantially all of the change in the fair value was charged to OCI. On May 5, 2003, all three interest rate swaps expired. At December 31, 2002, liabilities include the fair value of these swaps of $1.6 million and shareholders’ equity includes $0.6 million net of tax, which was recorded as OCI. Fair value was determined by using discounted cash flows based on estimated forward 90-day LIBOR rates through the date of maturity, May 2003, on the swaps.

There is no impact on cash flow as a result of the accounting treatment required by SFAS No. 133 for the three interest rate swap agreements.

Reclassifications—Certain prior year amounts have been reclassified to conform to the current year presentation.

New Accounting Pronouncements—In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability has been incurred. Adoption of this statement is required for exit or disposal activities initiated after December 31, 2002. Previously issued financials statements shall not be restated under SFAS No. 146. The Company adopted this statement effective January 1, 2003, and the adoption will impact the timing of exit or disposal activities reported by the Company on an on going basis. The adoption did not have any effect on the Company’s consolidated financial condition or results of operations for the year ended December 31, 2003.

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

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

SFAS No. 142 prescribes a two-step process for impairment testing of goodwill. The Company has identified three reporting units, two of which had goodwill. An after-tax impairment charge of $12.8 million was recorded effective January 1, 2002, as a cumulative effect of a change in accounting principle in the Company’s reporting unit that sells directly to homebuilders based on the change in criteria for measuring impairment from an undiscounted to discounted cash flow method. During the fourth quarter of 2002 and 2003, the Company performed the annual test for impairment of the Company’s reporting units and there was no additional impairment of goodwill.

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

With the adoption of SFAS No. 142, the Company ceased amortization of goodwill as of January 1, 2002. The following table presents the pro forma net income (loss) of the Company excluding the effects of goodwill amortization (in millions, except per share amounts):

	2003	2002	2001
Net Income (Loss):
Net income before cumulative effect of a change in accounting principle	$3.4	$1.1	$5.7
Cumulative effect of a change in accounting principle (net of tax)	—	(12.8)	—

Reported net income (loss)	3.4	(11.7)	5.7
Goodwill amortization (net of tax)	—	—	1.5

Adjusted net income (loss)	$3.4	$(11.7)	$7.2

Basic Income (Loss) Per Share:
Net income before cumulative effect of a change in accounting principle	$0.17	$0.05	$0.28
Cumulative effect of a change in accounting principle (net of tax)	—	(0.64)	—

Reported net income (loss)	0.17	(0.59)	0.28
Goodwill amortization (net of tax)	—	—	0.07

Adjusted net income (loss)	$0.17	$(0.59)	$0.35

Weighted Average Basic Shares Outstanding	19.5	19.7	20.3

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2003	2002	2001
Diluted Income (Loss) Per Share:
Net income before cumulative effect of a change in accounting principle	$0.17	$0.05	$0.28
Cumulative effect of a change in accounting principle (net of tax)	—	(0.64)	—

Reported net income (loss)	0.17	(0.59)	0.28
Goodwill amortization (net of tax)	—	—	0.07

Adjusted net income (loss)	$0.17	$(0.59)	$0.35

Weighted Average Diluted Shares Outstanding	19.5	19.8	20.4

The following table reflects the components of intangible assets that are being amortized, excluding goodwill (in millions):

	2003		2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Non-compete agreements	$3.6	$3.4	$3.6	$3.2
Trademarks	1.4	0.5	1.4	0.4

Total	$5.0	$3.9	$5.0	$3.6

Amortization expense on intangible assets was $0.3 million, $0.4 million and $0.5 million for the years ended December 31, 2003, 2002 and 2001, respectively. The weighted average amortization period for the Company’s intangible assets was 7.2 years, 7.2 years and 6.9 years for the years ended December 31, 2003, 2002 and 2001, respectively. The following table sets forth the estimated amortization expense on intangible assets for the years ending December 31, (in millions):

2004	$0.2
2005	0.2
2006	0.1
2007	0.1
2008	0.1
Thereafter	0.4

3.     BUSINESS RESTRUCTURING

During the fourth quarter of 2001, the Company recorded $3.2 million of restructuring charges related to the closure of several historically under-performing branches, of which $1.1 million was recorded in cost of sales for the write-down of inventory to realizable value. Other components of the charge were $0.8 million for severance related costs and $1.3 million for facility and other shutdown-related costs. The severance costs related to approximately 175 employees located primarily at distribution center locations. Included in amounts charged against this restructuring reserve in 2001 were $0.5 million for inventory losses and $0.3 million for facility and other shutdown costs. During the first six months of 2002, the Company completed the closure of three facilities. During the third quarter of 2002, management decided not to close two branches which had originally been planned for closure. Consequently, the Company reversed $0.3 million of the restructuring reserve related to Company to grant awards to key employees including restricted stock awards, stock options and stock appreciation rights, subject primarily to the requirement of continuing employment. The awards under this Plan

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

these two branches, the components of which were $0.1 million for severance and $0.2 million for facility and other shut-down related costs. The remaining balance was utilized during 2002.

4.     ALLOWANCE FOR DOUBTFUL ACCOUNTS

The allowance for doubtful trade accounts receivable as of December 31, 2003, 2002 and 2001 consists of the following (in millions):

	2003	2002	2001
Balance at beginning of year	$1.4	$2.2	$1.6
Provision charged to expense	0.4	1.5	2.4
Write-offs, less recoveries	(1.2)	(2.3)	(1.8)

Balance at end of year	$0.6	$1.4	$2.2

5.     DEBT

Debt as of December 31, 2003 and 2002 consisted of the following (in millions):

	2003	2002
Revolving credit agreement	$63.5	$65.0
Capital lease obligations (see Note 8)	4.3	2.9

Total debt	67.8	67.9
Less current portion	1.4	65.9

Long-term debt	$66.4	$2.0

Credit Agreement—The Company has a $150.0 million Senior Secured Revolving Credit Facility, as amended, (the “Credit Facility”) which expires in August 2005. The Credit Facility consists of a revolving line of credit (“Revolving Credit”) that provides financing of up to $150.0 million, including up to $10.0 million of letters of credit, at a floating rate of either (a) LIBOR plus from 200 to 300 basis points or (b) the prime commercial lending rate of the agent (or, if greater, the federal funds rate plus 0.5%) plus from 25 to 125 basis points, in each case depending on the Company’s trailing average collateral availability. The Revolving Credit borrowing base shall not exceed the sum of (a) up to 85% of eligible domestic trade receivables and (b) up to the lesser of 65% of the cost of eligible inventory or 85% of the appraised net liquidation value of eligible inventory. The Company must also pay a commitment fee in the range of 0.25% to 0.50% per annum on the average daily unused amount of the Revolving Credit commitment. All of the Company’s assets, except real property, collateralize borrowings under the Credit Facility. As of December 31, 2003, the Company had revolving credit borrowings of $63.5 million with $42.7 million of excess credit available under the Credit Facility.

Provisions of the Credit Facility, as amended May 30, 2003 and February 13, 2004, contain various covenants which, among other things, limit the Company’s ability to incur indebtedness, incur liens, make certain types of acquisitions, declare or pay dividends or make restricted payments, consolidate, merge or sell assets. They also contain financial covenants tied to the Company’s borrowing base. The Credit Facility provides that if, at the end of any month, the Company’s daily average borrowing base during that month exceeds the Company’s daily average outstanding borrowing and pre-established reserve levels during that month by less than an average monthly amount as specified in the table below, the Company must maintain or meet a minimum fixed charge coverage ratio (defined as (a) EBITDA—as defined in the Credit Facility agreement—less non- facility financed capital expenditures less cash taxes plus cash rent expense divided by (b) cash interest expense

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

plus scheduled debt repayments plus cash rent expense) as specified in the table below. The monthly minimum average collateral availability and minimum fixed charge coverage ratio will adjust over a period of time, as set forth in the table below:

Fiscal Month	Monthly Minimum Average Collateral Availability	Minimum Fixed Charge Coverage Ratio
March 2003 through August 2003	$15.0 million	1.01
September 2003	$15.0 million	1.10
October 2003 through November 2003	$20.0 million	1.10
December 2003 through May 2004	$20.0 million	1.15
June 2004 through November 2004	$20.0 million	1.20
December 2004 through the Maturity Date	$20.0 million	1.25

Also, the Company must not permit its daily revolving availability under the Credit Facility to fall below $10.0 million. During the period of May 30, 2003 (the date we amended the collateral availability and fixed charge coverage ratio requirements described above) through December 31, 2002, the Company’s monthly average collateral availability exceeded the required monthly minimum average, and the Company’s daily revolving availability was in excess of $10.0 million each day.

Prior to February 13, 2004, the credit agreement that evidenced the Company’s revolving credit facility required that the Company maintain a mandatory lock-box arrangement whereby remittances from the Company’s customers reduced the borrowings outstanding under the facility. The credit agreement also contains a “material adverse effect” clause that grants the agent and lenders having more than 66 2/3% of the commitment or borrowings the right to accelerate the maturity of the facility and to block the Company’s requests for future advances if the agent reasonably determines that an event or condition has occurred which has had, or reasonably could be expected to have, a material adverse effect on

•	the business, operations or condition of the Company and its subsidiaries taken as a whole,

•	the Company’s ability to perform its obligations, or the enforceability of any of the lenders’ rights, under the credit agreement, or

•	the validity, perfection or priority of any lien in favor of the agent and the lenders on any of the Company’s secured assets.

The Company’s credit agreement does not expire or have a maturity date within one year, but rather has a final expiration date of August 12, 2005. However, Emerging Issues Task Force Issue No. 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include both a Subjective Acceleration Clause and a Lock-Box Arrangement,” requires borrowings under credit agreements with those two provisions to be classified as current liabilities. As a result, the Company has restated the December 31, 2002 balance sheet to reclassify $65.0 million of borrowings under the credit agreement, which was previously reported as non-current liability, as a current liability.

On February 13, 2004, the Company and the agent and lenders amended the credit agreement to provide for a “springing” lock-box arrangement. Under this arrangement, the Company now maintains a lock-box from which it may apply cash receipts to any corporate purpose so long as its monthly average availability does not fall below $20 million and it is not in default under its credit agreement. The agent and the lenders maintain a security interest in the Company’s lock-box and, upon the occurrence of either of the foregoing triggering events, may redirect funds from the lock-box to a loan account in the name of the lenders on a daily basis and applied against the revolving loan balance. Effective with the amendment, the Company has classified the outstanding borrowings under the credit facility as long-term liabilities as of December 31, 2003. In addition, the Company

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

has restated the December 31, 2002 balance sheet to reflect the borrowings under the credit agreement as current liabilities as of December 31, 2002. This restatement has no impact on the Company’s debt covenants under the credit agreement, or ability to draw on existing facilities or previously reported net income.

At December 31, 2003, the Company had letters of credit outstanding under the Credit Facility totaling $6.6 million, primarily for health and workers compensation insurance.

Maturities—At December 31, 2003, the aggregate scheduled maturities of debt are as follows (in millions):

2004	$1.4
2005	64.8
2006	1.1
2007	0.5

Total	$67.8

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

7.    STOCK REPURCHASE AUTHORIZATION

In October 2002, the Company’s Board of Directors authorized a $5.0 million stock repurchase program that expired in October 2003. During the program, the Company repurchased approximately 0.3 million shares of its common stock for an aggregate purchase price of approximately $0.8 million under the program at an average cost of $3.05 per share. Upon expiration, the Company had $4.2 million unused under the stock repurchase program.

Under the prior repurchase program, which expired by its terms in August 2002, the Company repurchased approximately 1.1 million shares of common stock for an aggregate purchase price of approximately $6.7 million. Of these shares purchased in 2001, the Company purchased 790,484 shares from The Rugby Group Limited, the Company’s largest shareholder, for a cash purchase price of $4.7 million, or a per share price of $5.99, the closing price on the New York Stock Exchange of the Company’s common stock on the date of its repurchase agreement with Rugby. As part of the repurchase agreement with Rugby, the repurchase of these shares did not affect Rugby’s existing right to nominate up to three members of the Board of Directors under the

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

registration rights agreement with Rugby entered into as part of the acquisition of Rugby Building Products. Repurchased shares are held as treasury stock and are available for use in connection with employee benefit plans and other general corporate purposes.

8.    COMMITMENTS AND CONTINGENCIES

The Company leases with various third parties certain of its vehicles, equipment and warehouse and manufacturing facilities under capital and non-cancelable operating leases with various terms. Certain leases contain renewal or purchase options. Future minimum payments, by year, and in the aggregate, under these leases with initial or remaining terms of one year or more consisted of the following at December 31, 2003 (in millions):

	Capital Leases	Non-cancelable Operating Leases	Minimum Sublease Income	Net
2004	$1.9	$13.2	$1.0	$12.2
2005	1.6	11.1	0.8	10.3
2006	1.3	8.7	0.4	8.3
2007	0.5	6.4	—	6.4
2008	—	4.3	—	4.3
Thereafter	—	13.1	—	13.1

Total minimum lease payments	5.3	$56.8	$2.2	$54.6

Amount representing interest	(1.0)

Present value of minimum lease payments	$4.3

The weighted average interest rate for capital leases is 6.9%. Operating lease obligations expire in varying amounts through 2016. Rental expense for all operating leases was $19.0 million, $17.1 million and $17.7 million in 2003, 2002 and 2001, respectively.

The cost of assets capitalized under leases is as follows at December 31, 2003 and 2002 (in millions):

	2003	2002
Land, buildings and improvements	$7.8	$5.7
Less accumulated depreciation	3.1	2.5

Cost of leased assets—net	$4.7	$3.2

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

In April 2002, the Company filed a lawsuit in the Supreme Court of the State of New York against The Rugby Group Ltd., the Company’s principal stockholder, and Rugby IPD Corp., a subsidiary of The Rugby Group Ltd., alleging that they breached their contractual obligations to indemnify and defend Huttig against asbestos-related liabilities and claims arising out of the business that was acquired in 1994 by Rugby Building Products, Inc. The Company acquired Rugby Building Products, Inc., a distributor of building materials, in December 1999, when it acquired the stock of its parent, Rugby USA, Inc., from The Rugby Group Ltd. In the

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company’s lawsuit, it seeks to recover sums it has spent to defend and, with respect to one lawsuit, settle its asbestos lawsuits, as well as a declaratory judgment that Rugby Group and Rugby IPD indemnify and defend the Company for these lawsuits and any similarly situated claims that may be asserted against the Company in the future. Rugby Group has denied any obligation to defend, or indemnify the Company for, any of these cases. While the Company believes that its factual allegations and legal claims are meritorious, there can be no assurance at this time that Huttig will recover any of its costs related to past or future asbestos-related claims from insurance carriers or from The Rugby Group or Rugby IPD Corp. or that such costs will not have a material adverse effect on Huttig’s business or financial condition.

In January 2004, Huttig, individually and as a successor-in-interest to Rugby Building Products, Inc., was named in an action filed in Superior Court of California, County of Alameda, by an individual alleging that he has suffered personal injury as a result of exposure to asbestos-containing products distributed by Huttig. The plaintiff seeks unspecified damages from Huttig and many other defendants named in this pending action. The Company believes that this lawsuit also relates to products distributed by a business acquired by Rugby Building Products and expect to seek indemnification for this lawsuit as part of the Company’s action against The Rugby Group and Rugby IPD Corp.

In 1995, Huttig was identified as a potentially responsible party in connection with the clean up of contamination at a formerly owned property in Montana that was used for the manufacture of wood windows. Huttig is voluntarily remediating this property under the oversight of and in cooperation with the Montana Department of Environmental Quality (“DEQ”), and is complying with a 1995 unilateral administrative order of the DEQ to complete a remedial investigation and feasibility study. The remedial investigation has been completed and approved by the DEQ, which has issued its final risk assessment of this property. Huttig has submitted a work plan for conducting a feasibility study to evaluate alternatives for cleanup, and the DEQ has approved the work plan. Huttig expects to submit the feasibility study, which will evaluate several potential remedies, including continuation or enhancement of remedial measures already in place and operating, in early 2004. The DEQ then will select a final remedy, publish a record of decision and negotiate with Huttig for an administrative order of consent on the implementation of the final remedy. Management currently believes that the DEQ will select the final remedy in late 2004 and that the remediation will take several more years to complete. During remediation, Huttig intends to continue monitoring the site, evaluating and improving upon the selected remedy, and reporting regularly to the DEQ. Based on its experience to date in remediating this site, Huttig does not believe that the scope of remediation that the DEQ ultimately determines will have a material adverse effect on its results of operations or financial condition. The Company spent $0.3 million on remediation costs at this site in 2003. The annual level of future remediation expenditures is difficult to estimate because of the uncertainty relating to the final remedy to be selected. The Company has accrued $0.8 million for costs of remediating this site and believes this accrual represents management’s best estimate, based on current facts and circumstances, of the currently expected costs of continued remediation. Until the DEQ selects a final remedy, however, management can give no assurance as to the scope or cost to Huttig of the final remediation order.

9.     EMPLOYEE BENEFIT PLANS

Defined Benefit Plans—The Company participates in several multi-employer pension plans that provide benefits to certain employees under collective bargaining agreements. Total contributions to these plans were $0.5 million, $0.7 million, and $0.6 million in 2003, 2002 and 2001, respectively.

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

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the amounts recognized in the Company’s balance sheet at December 31, 2003, 2002 and 2001 for the Company sponsored postretirement benefit plan (in millions):

	2003	2002	2001
Change in benefit obligation:
Benefit obligation at beginning of year	$0.2	$0.5	$0.3
Plan participant contributions	—	0.1	0.1
Amendments	—	(0.1)	—
Actuarial (gain) loss	(0.1)	—	0.4
Benefits paid	(0.1)	(0.3)	(0.3)

Benefit obligation at end of year	$—	$0.2	$0.5

Funded status	$—	$(0.2)	$(0.5)
Unrecognized net actuarial gain	(0.2)	(0.3)	(0.5)
Unrecognized prior service cost	(0.1)	(0.1)	—

Accrued postretirement benefit liability	$(0.3)	$(0.6)	$(1.0)

Discount rate	6.00%	6.50%	7.25%

Components of net periodic benefit costs
Recognized actuarial gain	$(0.2)	$(0.2)	$(0.2)

Net periodic benefit credit	$(0.2)	$(0.2)	$(0.2)

In 2003, the cost of covered healthcare benefits was assumed to increase 10.0%, and then decrease gradually to an annual growth rate of 5.0% by 2009 and remain at that level thereafter. In 2002, the cost of covered healthcare benefits was assumed to increase 9.0%, and then to decrease gradually to 5.0% by 2007 and remain at that level thereafter. In 2001, the cost of covered healthcare benefits was assumed to increase 10.0%, and then to decrease gradually to 5.0% by 2007 and remain at that level thereafter. A one percentage point change in the assumed healthcare cost rate would not have a material effect on the total service and interest cost components or on the post retirement benefit obligation.

Defined Contribution Plans—The Company sponsors a qualified defined contribution plan covering substantially all its employees. The plan provides for Company matching contributions based upon a percentage of the employee’s voluntary contributions. The Company’s matching contributions were $1.8 million for each of the years ended December 31, 2003, 2002 and 2001.

During 2002, the Company established a nonqualified deferred compensation plan to allow for the deferral of employee voluntary contributions that are limited under the Company’s existing qualified defined contribution plan. The plan provides for deferral of up to 50% of an employee’s total compensation and matching contributions based upon a percentage of the employee’s voluntary contributions. During 2003, the Company’s matching contributions were $0.1 million to this plan, while in 2002 there were no material matching contributions made to this plan.

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

The Company is authorized to grant shares of restricted stock to employees under the 1999 Stock Incentive Plan. No monetary consideration is paid by employees who receive restricted stock. Restricted stock can be granted with or without performance restrictions. In 2001, the Company granted 12,000 shares of restricted stock, net of forfeitures, under the 1999 Stock Incentive Plan at a market value of $4.38 per share. In 2000, the Company granted 39,000 shares of restricted stock, net of forfeitures, under the 1999 Stock Incentive Plan at a market value of $4.25 per share. The total market value of the shares granted were recorded as unearned compensation in the Statement of Shareholders’ Equity. The unearned compensation is being amortized to expense over a five-year vesting period.

2001 Stock Incentive Plan

The Company’s Amended and Restated 2001 Stock Incentive Plan authorizes the issuance of up to 1,000,000 shares of the issued and outstanding common stock of the Company. The Plan allows the Company to grant awards to key employees including restricted stock awards and stock options, subject primarily to the requirement of continued employment. The awards under this Plan are available for grant until the Board of Directors terminates the Plan. Stock options issued by the Company are exercisable for up to 50 % of the shares one year after grant, 75% two years after grant, and 100% three years after grant, and expire ten years from the date of grant. The exercise price of stock options may not be less than the fair market value of the common stock at the date of grant. In 2003, the Company granted 607,500 options with exercise prices ranging from $2.30 to $3.00 and in 2002, the Company granted 322,000 options with an exercise price of $5.875 per share.

The Company is authorized to grant shares of restricted stock to employees under the 2001 Stock Incentive Plan. No monetary consideration is paid by employees who receive restricted stock. Restricted stock can be granted with or without performance restrictions. In 2003, the Company granted 45,000 shares of restricted stock, net of forfeitures, under the 2001 Stock Incentive Plan at market value of $2.735 per share. In 2002, the Company granted 6,000 shares of restricted stock, net of forfeitures, under the 2001 Stock Incentive Plan at a market value of $5.875 per share. The total market value of the shares granted were recorded as unearned compensation in the Statement of Shareholders’ Equity. The unearned compensation is being amortized to expense over a three-year vesting period.

EVA Incentive Compensation Plan

The Company’s EVA Incentive Compensation Plan (the “EVA Plan”) is intended to maximize shareholder value by aligning management’s interests with those of shareholders by rewarding management for sustainable and continuous improvement in operating results. Prior to 2003, participants in the EVA Plan could elect to allocate 50% of their incentive award to a stock subaccount. Participants who made this election had restricted shares granted to them with a two year vesting period, with the restrictions lapsing evenly each year. The number of restricted shares issued was calculated by dividing the cash award by the fair market value of the Company’s stock at the date by which participant elections must be submitted for that plan year. If the participant did not make this election, 100% of the participant’s EVA award was allocated to a cash account. Each participant with a

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

positive aggregate account balance received an annual payout of a specified percentage of his or her account, with the standard payout percentage being one-third each year. A participant’s entire cash subaccount balance became payable and his or her restricted stock would fully vest upon normal retirement at age 65, death, disability or a change in control (as defined in the EVA Plan). In 2003, the Company did not grant any shares of restricted stock under the EVA Plan. In 2002, the Company granted 14,577 shares of restricted stock under the EVA Plan at a market value of $4.28 per share. In 2001, the Company granted 154,938 shares of restricted stock under the EVA Plan at a market value of $4.38 per share. Expense recorded under the EVA Plan was $1.5 million, $0.2 million and $(0.2) million in 2003, 2002 and 2001, respectively.

Non-Employee Directors’ Restricted Stock Plan

Through 2002, certain non-employee directors received shares of restricted stock for the portion of their annual retainer that exceeds five thousand dollars. The shares were issued each year after the Company’s annual meeting, are forfeitable if the director ceases to remain a director until the Company’s next annual meeting and may not be sold for a period of five years or until the director leaves the board. The number of restricted shares issued was determined by dividing the amount of the retainer that exceeds five thousand dollars by the fair market value of stock on the date of issuance. In 2002 and 2001, a total of 3,460 and 9,440 shares, respectively were issued to four non-employee directors. Effective January 2003, the Company no longer issues shares of restricted stock as a portion of compensation for certain non-employee directors. Each non-employee director only receives his annual compensation in the form of cash.

Accounting For Stock-Based Compensation

SFAS No. 123, Accounting for Stock-Based Compensation, sets forth a fair value based method of recognizing stock-based compensation expense. As permitted by SFAS No. 123, the Company has elected to apply APB No. 25, Accounting for Stock Issued to Employees, to account for its stock-based compensation plans.

The following table summarizes the stock option transactions pursuant to the Company’s stock incentive plans for the three years ended December 31, 2003:

	Shares (000’s)	Weighted Average Exercise Price Per Share
Options outstanding at January 1, 2001	802	4.35
Granted	452	4.37
Exercised	(6)	4.29
Forfeited	(46)	4.29

Options outstanding at December 31, 2001	1,202	4.36

Granted	322	5.88
Exercised	(113)	4.51
Forfeited	(79)	4.59

Options outstanding at December 31, 2002	1,332	4.70

Granted	608	2.54
Exercised	—	—
Forfeited	(480)	4.95

Options outstanding at December 31, 2003	1,460	3.72

Shares available for grant at December 31, 2003	626

The number of options exercisable at December 31, 2002 and 2001 were approximately 651,000 and 375,000, respectively.

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about stock options outstanding at December 31, 2003:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
Range of Exercise Price	Number Outstanding (000’s)	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable (000’s)	Weighted Average Exercise Price
$2.30	400	9.3	$2.30	—	—
$2.98	207	9.6	$3.00	—	—
$4.29 – $4.70	694	2.5	$4.30	668	$4.30
$4.85	30	7.5	$4.85	23	$4.85
$5.875	129	4.6	$5.875	92	$5.875

Total	1,460			783

11.     INCOME TAXES

A reconciliation between income taxes based on the application of the statutory federal income tax rate to income taxes as set forth in the consolidated statements of operations follows:

	2003	2002	2001
Federal statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in taxes resulting from:
State and local taxes	5.1	5.0	3.8
Other, including nondeductible items	(2.1)	(2.3)	(0.8)

Effective income tax rate	38.0%	37.7%	38.0%

Deferred income taxes at December 31, 2003 and 2002 are comprised of the following (in millions):

	2003		2002
	Assets	Liabilities	Assets	Liabilities
Accelerated depreciation	$—	$3.8	$—	$4.6
Goodwill	6.1	—	6.9	—
Purchase price book and tax basis differences	3.9	—	4.8	—
Inventory related	—	6.2	—	4.3
Insurance related	1.0	—	1.3	—
Employee benefits related	0.5	—	0.7	—
Unrealized loss on SFAS No. 133 related liabilities	—	—	0.6	—
Other accrued liabilities	0.5	—	0.9	—
Net operating loss	3.0	—	—	—
Other	—	1.8	1.3	—

Total	$15.0	$11.8	$16.5	$8.9

The company has net operating loss carryforwards for federal tax purposes of $8.7 million that are available to offset future taxable income. These carryforwards will expire in the years 2023 and 2024.

The total deferred income tax assets (liabilities) as presented in the accompanying consolidated balance sheets are as follows (in millions):

	2003	2002
Net current deferred taxes	$(4.4)	$(4.0)
Net long-term deferred taxes	7.6	11.6

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision for income taxes is composed of the following (in millions):

	2003	2002	2001
Current:
U.S. Federal tax	$1.7	$(4.1)	$1.7
State and local tax	(0.2)	(0.6)	0.3

Total current	1.5	(4.7)	2.0
Deferred:
U.S. Federal tax	0.4	4.6	1.3
State and local tax	0.1	0.7	0.2

Total deferred	0.5	5.3	1.5

Total income tax	$2.0	$0.6	$3.5

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

	2003	2002	2001
Millwork	$484.5	$486.1	$502.5
General Building Products	243.5	222.4	261.3
Wood Products	181.3	164.8	184.1

Total Net Sales	$909.3	$873.3	$947.9

13.    BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of net income (loss) per basic and diluted share (net income (loss) amounts in millions, share amounts in thousands, per share amounts in dollars):

	2003	2002	2001
Net income (loss) (numerator)	$3.4	$(11.7)	$5.7

Weighted average number of basic shares outstanding (denominator)	19,471	19,697	20,335

Net income (loss) per basic share	$0.17	$(0.59)	$0.28

Weighted average number of basic shares outstanding	19,471	19,697	20,335

Common stock equivalents for diluted common shares outstanding	28	78	84

Weighted average number of diluted shares outstanding (denominator)	19,499	19,775	20,419

Net income (loss) per diluted share	$0.17	$(0.59)	$0.28

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2003 and 2002, stock options to purchase 1,060,400 and 1,332,330 shares, respectively, were not dilutive and, therefore, were not included in the computations of diluted income (loss) per share amounts.

14.     MANAGEMENT CHANGES AND TERMS OF SEPARATION

Severance expense of $1.8 million was recorded in the first quarter of 2003 and is included in operating expenses for payments, including future payments, to the Company’s former President and Chief Executive Officer and 11 other employees whose employment terminated during the quarter ended March 31, 2003. Additional severance expense of $0.3 million was recorded in the third and fourth quarters for the termination of employees related to the consolidation of branches and the reorganization of corporate headquarters staff. During the year ended December 31, 2003, total severance payments of $1.3 million were made. The present values of the remaining severance payments totaled $0.8 million at December 31, 2003, and are expected to be fully paid by March 31, 2005.

15.     SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table provides selected consolidated financial information on a quarterly basis for each quarter of 2003 and 2002. The Company’s business is seasonal and particularly sensitive to weather conditions. Interim amounts are therefore subject to significant fluctuations (in millions, except per share data).

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2003
Net sales	$196.5	$225.4	$257.1	$230.3	$909.3
Gross profit	35.1	43.9	50.6	46.7	176.3
Operating profit	(6.3)	4.2	9.8	3.5	11.2
Net income (loss)	(5.0)	1.6	5.2	1.6	3.4
Basic and diluted net income (loss) per share	(0.25)	0.08	0.27	0.08	0.17

2002
Net sales	$216.2	$221.3	$234.4	$201.4	$873.3
Gross profit	42.2	40.8	46.5	39.0	168.5
Operating profit	0.8	0.1	8.2	1.8	10.9
Net income (loss) before a change in accounting principle	(0.6)	(1.5)	3.2	—	1.1
Net income (loss)	(13.4)	(1.5)	3.2	—	(11.7)
Basic and diluted net income (loss) per share before cumulative effect of a change in accounting principle	(0.03)	(0.07)	0.16	—	0.05
Loss per share from a change in accounting principle	(0.64)	—	—	—	(0.64)

Basic and diluted net income (loss) per share	(0.67)	(0.07)	0.16	—	(0.59)

In the third quarter of 2002, the Company recorded an after-tax non-cash charge of $12.8 million due to the cumulative effect of a change in accounting principle related to the write-off of goodwill under SFAS No. 142. The charge was effective as of January 1, 2002. As such, the Company restated earnings in the first quarter of 2002 as noted above.

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A—CONTROLS AND PROCEDURES

The Company, under the supervision and with the participation of our Disclosure Committee and management, including our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities and Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective as of December 31, 2003 in all material respects in (a) causing information required to be disclosed by us in reports that we file or submit under the Securities and Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (b) causing such information to be accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control on financial reporting during the Company’s fiscal fourth quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART III

ITEM 10—DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information regarding executive officers and directors of Huttig is set forth in the Company’s definitive proxy statement for its 2004 Annual Meeting of Stockholders under the caption “Election of Directors” and is incorporated herein by reference. Information regarding Section 16(a) beneficial ownership reporting compliance is set forth in the 2004 proxy statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

The information regarding the Company’s “audit committee financial expert” and identification of the members of the Audit Committee of the Company’s Board of Directors is set forth in the 2004 proxy statement under the caption “Election of Directors” and is incorporated herein by reference.

The Company adopted a Code of Business Conduct and Ethics applicable to all directors and employees, including the principal executive officer, principal financial officer and principal accounting officer. The Code of Business Conduct and Ethics is available on the Company’s website at www.huttig.com. The contents of the Company’s website are not part of this Annual Report. Stockholders may request a free copy of the Code of Business Conduct and Ethics from:

Huttig Building Products, Inc.

Attention: Corporate Secretary

555 Maryville University Dr.

Suite 240

St. Louis, Missouri 63141

(314) 216-2600

The Company intends to post on its website any amendments to, or waivers from, its Code of Business Conduct and Ethics within two days of any such amendment or waiver.

The Company has also adopted Corporate Governance Guidelines, which are available on the Company’s website at www.huttig.com. Stockholders may request a free copy of these guidelines from the address and telephone number set forth in the preceding paragraph.

ITEM 11—EXECUTIVE COMPENSATION

The information required by Item 11 is set forth in the 2004 proxy statement under the captions “Election of Directors” and “Executive Compensation,” and is incorporated herein by reference.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Except as set forth below, the information required by Item 12 is set forth in the 2004 proxy statement under the captions “Beneficial Ownership of Common Stock by Directors and Management” and “Principal Stockholders of the Company”, and is incorporated herein by reference.

Equity Compensation Plan Information

The following table presents information, as of December 31, 2003, for equity compensation plans under which Huttig’s equity securities are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,400,400		$3.69	625,505	(1)
Equity compensation plans not approved by security holders(2)	60,000	(3)	$4.34	0

Total	1,460,400		$3.72	625,505

(1)	To the extent such shares are not issued pursuant to future option grants, 537,540 of such shares are available for issuance in the form of awards of restricted stock under the Company’s 1999 Stock Incentive Plan and Amended and Restated 2001 Stock Incentive Plan and 87,965 of such shares are available for awards under the Company’s 1999 Non-Employee Director Restricted Stock Plan, pursuant to which the Board did not authorize the issuance of any shares in 2003 and has no present intention of issuing shares in the foreseeable future.
(2)	As of December 31, 2003, includes written option agreements providing for option grants to certain of the Company’s non-employee directors (see footnote (3) below).
(3)	Includes options to purchase 20,000 shares at a per share exercise price of $4.34 granted on January 22, 2001 to each of Messrs. Bigelow, Forté and Gardner, all of whom are directors of the Company. Each of these options vests 50% on the first anniversary on the date of grant, an additional 25% on the second anniversary and the remaining 25% on the third anniversary.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is set forth in the 2004 proxy statement under the caption “Certain Relationships and Related Transactions,” and is incorporated herein by reference.

ITEM 14—PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is set forth in the 2004 proxy statement under the caption “Principal Auditor Fees and Services,” and is incorporated herein by reference.

PART IV

ITEM 15—EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a)    The following documents are filed as part of this report:

1.	Financial Statements:

2.	Exhibits:

2.1	Distribution Agreement dated December 6, 1999 between Crane Co. and the company. (Incorporated by reference to Exhibit No. 2.1 of Amendment No. 4 to the company’s Registration Statement on Form 10 (File No. 1-14982) filed with the Commission on December 6, 1999 (the “Form 10”).)

2.2	Share Exchange Agreement dated October 19, 1999 among The Rugby Group p.l.c., Crane Co. and the company. (Incorporated by reference to Exhibit No. 2.2 to Amendment No. 1 to the Form 10 filed with the Commission on October 29, 1999.)

3.1	Restated Certificate of Incorporation of the company. (Incorporated by reference to Exhibit 3.1 to the Form 10 filed with the Commission on September 21, 1999.)

3.2	Bylaws of the company as amended as of July 22, 2002. (Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (the “June 30, 2002 Form 10-Q”.)

4.1	Rights Agreement dated December 6, 1999 between the company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent. (Incorporated by reference to Exhibit 4.1 to the company’s Annual Report on Form 10-K for the year ended December 31, 1999 (the “1999 Form 10-K”).)

4.2	Amendment No. 1 to Rights Agreement between the company and ChaseMellon Shareholders Services, L.L.C. (Incorporated by reference to Exhibit 4.4 to the company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (the “March 31, 2000 Form 10-Q”).)

4.3	Credit Agreement dated August 12, 2002 by and among the company, certain of its domestic subsidiaries, JPMorgan Chase Bank as agent, and the lending institutions named therein. (Incorporated by reference to Exhibit 4.1 to the June 30, 2002 Form 10-Q.)

4.4	Certificate of Designations of Series A Junior Participating Preferred Stock of the company. (Incorporated by reference to Exhibit 4.6 to the 1999 Form 10-K.)

4.5	First Amendment to Credit Agreement, dated as of May 30, 2003, by and among the company, certain of its domestic subsidiaries, JPMorgan Chase Bank as agent and the lending institutions named therein. (Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.)

4.6	Second Amendment to Credit Agreement, dated as of February 13, 2004, by and among the company, certain of its domestic subsidiaries, JPMorgan Chase Bank as agent and the lending institutions named therein. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 26, 2004.)

10.1	Tax Allocation Agreement by and between Crane and the company dated December 16, 1999. (Incorporated by reference to Exhibit 10.1 to the 1999 Form 10-K.)

10.2	Employee Matters Agreement between Crane and the company dated December 16, 1999. (Incorporated by reference to Exhibit 10.2 to the 1999 Form 10-K.)

*10.3	Non-Employee Director Restricted Stock Plan. (Incorporated by reference to Exhibit 10.4 to Amendment No. 4 to the Form 10 filed with the Commission on December 6, 1999.)

*10.4	1999 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.5 to Amendment No. 4 to the Form 10 filed with the Commission on December 6, 1999.)

*10.5	Form of Stock Option Agreement under the company’s 1999 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.6 to the 1999 Form 10-K.)

*10.6	Schedule to Stock Option Agreement under the company’s 1999 Stock Incentive Plan.

*10.7	Amended and Restated 2001 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.)

*10.8	Form of Stock Option Agreement under the company’s 2001 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.10 to the 2001 Form 10-K.)

*10.9	Schedule to Stock Option Agreement under the company’s 2001 Stock Incentive Plan.

*10.10	Form of Indemnification Agreement for Executive Officers and Directors. (Incorporated by reference to Exhibit 10.9 to the 1999 Form 10-K.)

*10.11	Schedule to Indemnification Agreement for Executive Officers and Directors. (Incorporated by reference to Exhibit 10.10 to the company’s Annual Report on Form 10-K for the year ended December 31, 2000 (the “2000 Form 10-K”).)

*10.12	Resignation Agreement between the company and Barry J. Kulpa dated March 5, 2003. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 10, 2003.)

*10.13	Form of Employment Agreement between the company and certain of its executive officers. (Incorporated by reference to Exhibit 10.12 to the 1999 Form 10-K.)

*10.14	Schedule to Employment Agreement between the company and certain of its executive officers.

10.15	Registration Rights Agreement by and between The Rugby Group PLC and the company dated December 16, 1999. (Incorporated by reference to Exhibit 10.14 to the 1999 Form 10-K.)

10.16	Letter Agreement dated August 20, 2001 between the company and The Rugby Group Limited. (Incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K dated August 20, 2001).

*10.17	Form of Stock Option Agreement dated January 22, 2001 between the company and each of E. Thayer Bigelow, Jr., Richard S Forté and Dorsey R. Gardner. (Incorporated by reference to Exhibit 10.24 to the 2001 Form 10-K.)

*10.18	Form of Restricted Stock Agreement for awards under the company’s Amended and Restated 2001 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (the “2002 Form 10-K”).)

*10.19	Schedule to Restricted Stock Agreement for awards under the company’s Amended and Restated 2001 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.29 to the 2002 Form 10-K.)

*10.20	Non-Competition and Confidentiality Agreement dated March 31, 2002 between the company and Barry J. Kulpa. (Incorporated by reference to Exhibit 10.30 to the 2002 Form 10-K.)

*10.21	Form of Change of Control Agreement dated November 19, 2002 between the company and each of Thomas S. McHugh, Nick H. Varsam and Jon P. Vrabely. (Incorporated by reference to Exhibit 10.31 to the 2002 Form 10-K.)

10.22	Executive Employment Contract dated May 1, 2003, between the Company and Michael A. Lupo. (Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q filed with the Commission on May 14, 2003.)

21.1	Subsidiaries.

23.1	Consent of Deloitte & Touche LLP, independent certified public accountants.

31.1	Certification of Chief Executive Officer required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a).

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

* Management contract or compensatory plan or arrangement.

(b)	Reports on Form 8-K.

On October 21, 2003, we filed a Current Report on Form 8-K, dated October 16, 2003, reporting our press release setting forth our financial results for the third quarter of 2003.

On February 18, 2004, we filed a Current Report on Form 8-K, dated February 13, 2004, reporting our press release setting forth our financial results for the fourth quarter of 2003 and an amendment to our bank credit agreement.

On February 26, 2004, we filed a Current Report on Form 8-K, dated February 13, 2004, filing the execution copy of an amendment to our bank credit agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUTTIG BUILDING PRODUCTS, INC.

By:	/s/ MICHAEL A. LUPO
Michael A. Lupo President and Chief Executive Officer

Date: March 9, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL A. LUPO Michael A. Lupo	President, Chief Executive Officer and Director	March 9, 2004

/s/ THOMAS S. MCHUGH Thomas S. McHugh	Vice President, Finance and Chief Financial Officer (Principal Accounting Officer)	March 9, 2004

/s/ R. S. EVANS R. S. Evans	Chairman of the Board	March 9, 2004

/s/ E. THAYER BIGELOW, JR. E. Thayer Bigelow, Jr.	Director	March 9, 2004

Grant W. Bruce	Director

/s/ ALAN S. J. DURANT Alan S. J. Durant	Director	March 9, 2004

/s/ RICHARD S. FORTÉ Richard S. Forté	Director	March 9, 2004

/s/ DORSEY R. GARDNER Dorsey R. Gardner	Director	March 9, 2004

/s/ DELBERT H. TANNER Delbert H. Tanner	Director	March 9, 2004

EXHIBIT INDEX

Exhibits Number:	Description
2.1	Distribution Agreement dated December 6, 1999 between Crane Co. and the company. (Incorporated by reference to Exhibit No. 2.1 of Amendment No. 4 to the company’s Registration Statement on Form 10 (File No. 1-14982) filed with the Commission on December 6, 1999 (the “Form 10”).)
2.2	Share Exchange Agreement dated October 19, 1999 among The Rugby Group p.l.c., Crane Co. and the company. (Incorporated by reference to Exhibit No. 2.2 to Amendment No. 1 to the Form 10 filed with the Commission on October 29, 1999.)
3.1	Restated Certificate of Incorporation of the company. (Incorporated by reference to Exhibit 3.1 to the Form 10 filed with the Commission on September 21, 1999.)
3.2	Bylaws of the company as amended as of July 22, 2002. (Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (the “June 30, 2002 Form 10-Q”.)
4.1	Rights Agreement dated December 6, 1999 between the company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent. (Incorporated by reference to Exhibit 4.1 to the company’s Annual Report on Form 10-K for the year ended December 31, 1999 (the “1999 Form 10-K”).)
4.2	Amendment No. 1 to Rights Agreement between the company and ChaseMellon Shareholders Services, L.L.C. (Incorporated by reference to Exhibit 4.4 to the company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (the “March 31, 2000 Form 10-Q”).)
4.3	Credit Agreement dated August 12, 2002 by and among the company, certain of its domestic subsidiaries, JPMorgan Chase Bank as agent, and the lending institutions named therein. (Incorporated by reference to Exhibit 4.1 to the June 30, 2002 Form 10-Q.)
4.4	Certificate of Designations of Series A Junior Participating Preferred Stock of the company. (Incorporated by reference to Exhibit 4.6 to the 1999 Form 10-K .)
4.5	First Amendment to Credit Agreement, dated as of May 30, 2003, by and among the company, certain of its domestic subsidiaries, JPMorgan Chase Bank as agent and the lending institutions named therein. (Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.)
4.6	Second Amendment to Credit Agreement, dated as of February 13, 2004, by and among the company, certain of its domestic subsidiaries, JPMorgan Chase Bank as agent and the lending institutions named therein. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 26, 2004.)
10.1	Tax Allocation Agreement by and between Crane and the company dated December 16, 1999. (Incorporated by reference to Exhibit 10.1 to the 1999 Form 10-K.)
10.2	Employee Matters Agreement between Crane and the company dated December 16, 1999. (Incorporated by reference to Exhibit 10.2 to the 1999 Form 10-K.)
*10.3	Non-Employee Director Restricted Stock Plan. (Incorporated by reference to Exhibit 10.4 to Amendment No. 4 to the Form 10 filed with the Commission on December 6, 1999.)
*10.4	1999 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.5 to Amendment No. 4 to the Form 10 filed with the Commission on December 6, 1999.)
*10.5	Form of Stock Option Agreement under the company’s 1999 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.6 to the 1999 Form 10-K.)
*10.6	Schedule to Stock Option Agreement under the company’s 1999 Stock Incentive Plan.
*10.7	Amended and Restated 2001 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.)
*10.8	Form of Stock Option Agreement under the company’s 2001 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.10 to the 2001 Form 10-K.)
*10.9	Schedule to Stock Option Agreement under the company’s 2001 Stock Incentive Plan.
*10.10	Form of Indemnification Agreement for Executive Officers and Directors. (Incorporated by reference to Exhibit 10.9 to the 1999 Form 10-K.)
*10.11	Schedule to Indemnification Agreement for Executive Officers and Directors. (Incorporated by reference to Exhibit 10.10 to the company’s Annual Report on Form 10-K for the year ended December 31, 2000 (the “2000 Form 10-K”).)
*10.12	Resignation Agreement between the company and Barry J. Kulpa dated March 5, 2003. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 10, 2003.)

*10.13	Form of Employment Agreement between the company and certain of its executive officers. (Incorporated by reference to Exhibit 10.12 to the 1999 Form 10-K.)
*10.14	Schedule to Employment Agreement between the company and certain of its executive officers.
10.15	Registration Rights Agreement by and between The Rugby Group PLC and the company dated December 16, 1999. (Incorporated by reference to Exhibit 10.14 to the 1999 Form 10-K.)
10.16	Letter Agreement dated August 20, 2001 between the company and The Rugby Group Limited. (Incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K dated August 20, 2001).
*10.17	Form of Stock Option Agreement dated January 22, 2001 between the company and each of E. Thayer Bigelow, Jr., Richard S Forté and Dorsey R. Gardner. (Incorporated by reference to Exhibit 10.24 to the 2001 Form 10-K.)
*10.18	Form of Restricted Stock Agreement for awards under the company’s Amended and Restated 2001 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (the “2002 Form 10-K”).)
*10.19	Schedule to Restricted Stock Agreement for awards under the company’s Amended and Restated 2001 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.29 to the 2002 Form 10-K.)
*10.20	Non-Competition and Confidentiality Agreement dated March 31, 2002 between the company and Barry J. Kulpa. (Incorporated by reference to Exhibit 10.30 to the 2002 Form 10-K.)
*10.21	Form of Change of Control Agreement dated November 19, 2002 between the company and each of Thomas S. McHugh, Nick H. Varsam and Jon P. Vrabely. (Incorporated by reference to Exhibit 10.31 to the 2002 Form 10-K.)
10.22	Executive Employment Contract dated May 1, 2003, between the Company and Michael A. Lupo. (Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q filed with the Commission on May 14, 2003.)
21.1	Subsidiaries.
23.1	Consent of Deloitte & Touche LLP, independent certified public accountants.
31.1 31.2 32.1

Certification of Chief Executive Officer required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a).

Certification of Chief Financial Officer required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a).

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