Form 10-Q
period 2004-03-31
HUTTIG BUILDING PRODUCTS INC
filed 2004-05-10
CIK 1093082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

The number of shares of Common Stock outstanding on March 31, 2004 was 19,435,701 shares.

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2004 AND DECEMBER 31, 2003

(UNAUDITED)

(In Millions)

	March 31, 2004	December 31, 2003
ASSETS
Current Assets:
Cash and equivalents	$2.4	$5.0
Trade accounts receivable, net	104.6	70.9
Inventories, net	99.2	79.6
Other current assets	4.8	7.0

Total current assets	211.0	162.5

Property, Plant and Equipment:
Land	6.5	6.5
Building and improvments	33.0	32.9
Machinery and equipment	36.9	37.3

Gross property, plant and equipment	76.4	76.7
Less accumulated depreciation	38.5	37.4

Property, plant and equipment, net	37.9	39.3

Other Assets:
Goodwill, net	13.6	13.6
Other	3.0	3.0
Deferred income taxes	7.2	7.6

Total other assets	23.8	24.2

Total Assets	$272.7	$226.0

see notes to consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2004 AND DECEMBER 31, 2003

(UNAUDITED)

(In Millions, Except Share and Per Share Data)

	March 31, 2004	December 31, 2003
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of debt	$1.4	$1.4
Trade accounts payable	80.8	63.6
Deferred income taxes	4.6	4.4
Accrued compensation	7.7	9.4
Other accrued liabilities	7.7	7.0

Total current liabilities	102.2	85.8

Non-current Liabilities:
Debt	93.9	66.4
Other non-current liabilities	1.7	1.6

Total non-current liabilities	95.6	68.0

Shareholders’ Equity:
Preferred shares; $.01 par (5,000,000 shares authorized)	—	—
Common shares; $.01 par (50,000,000 shares authorized; at March 31, 2004 and December 31, 2003—20,896,145 shares issued)	0.2	0.2
Additional paid-in capital	33.4	33.4
Retained earnings	49.1	46.4
Unearned compensation—restricted stock	(0.1)	(0.1)
Less: Treasury shares, at cost (1,460,444 shares at March 31, 2004 and December 31, 2003)	(7.7)	(7.7)

Total shareholders’ equity	74.9	72.2

Total Liabilities and Shareholders’ Equity	$272.7	$226.0

see notes to consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

(UNAUDITED)

(In Millions, Except Per Share Data)

	Three Months Ended March 31,
	2004	2003
Net Sales	$243.1	$196.5
Cost of Sales and Operating Expenses:
Cost of sales	194.7	161.4
Operating expenses	41.3	39.8
Depreciation and amortization	1.6	1.6

Total cost of sales and operating expenses	237.6	202.8

Operating Profit (Loss)	5.5	(6.3)

Other Income (Expense):
Interest expense, net	(1.1)	(2.2)
Unrealized gain on derivatives	—	0.5

Total other expense, net	(1.1)	(1.7)

Income (Loss) Before Income Taxes	4.4	(8.0)
Provision (Benefit) for Income Taxes	1.7	(3.0)

Net Income (Loss)	$2.7	$(5.0)

Net Income (Loss) Per Basic Share	$0.14	$(0.25)

Weighted Average Basic Shares Outstanding	19.4	19.6
Net Income (Loss) Per Dilutive Share	$0.14	$(0.25)

Weighted Average Diluted Shares Outstanding	19.6	19.6

see notes to consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

(UNAUDITED)

(In Millions)

	Common Shares Outstanding, at Par Value	Additional Paid-In Capital	Retained Earnings	Unearned Compensation- Restricted Stock	Accumulated Other Comprehensive Loss	Treasury Shares, at Cost	Total Shareholders’ Equity
Balance at January 1, 2003	$0.2	$33.5	$43.0	$(0.4)	$(0.6)	$(7.5)	$68.2
Net loss			(5.0)				(5.0)
Fair market value adjustment of derivatives, net of tax					0.4		0.4

Comprehensive (loss) income			(5.0)		0.4		(4.6)
Restricted stock issued, net of forfeitures and amortization expense		(0.1)		0.3		(0.4)	(0.2)

Balance at March 31, 2003	$0.2	$33.4	$38.0	$(0.1)	$(0.2)	$(7.9)	$63.4

Balance at January 1, 2004	$0.2	$33.4	$46.4	$(0.1)	$—	$(7.7)	$72.2
Net income			2.7				2.7

Balance at March 31, 2004	$0.2	$33.4	$49.1	$(0.1)	$—	$(7.7)	$74.9

see notes to consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

(UNAUDITED)

(In Millions)

	Three Months Ended March 31,
	2004	2003
Cash Flows From Operating Activities:
Net income (loss)	$2.7	$(5.0)
Depreciation and amortization	1.8	1.8
Deferred income taxes	0.6	0.2
Unrealized gain on derivatives, net	—	(0.5)
Accrued postretirement benefits	(0.1)	(0.1)
Changes in operating assets and liabilities:
Trade accounts receivable	(33.7)	(16.8)
Inventories	(19.6)	(6.5)
Other current assets	2.2	(0.5)
Trade accounts payable	17.2	2.2
Accrued liabilities	(1.0)	1.0
Other	(0.1)	(0.1)

Total cash from operating activities	(30.0)	(24.3)

Cash Flows From Investing Activities:
Capital expenditures	(0.1)	(1.0)

Total cash from investing activities	(0.1)	(1.0)

Cash Flows From Financing Activities:
Repayment of capital lease obligations	(0.4)	(0.4)
Borrowings of debt on revolving debt agreements, net	27.9	25.9
Proceeds from sale-leaseback of equipment	—	1.0

Total cash from financing activities	27.5	26.5

Net Increase (Decrease) in Cash and Equivalents	(2.6)	1.2
Cash and Equivalents, Beginning of Period	5.0	3.4

Cash and Equivalents, End of Period	$2.4	$4.6

Supplemental Disclosure of Cash Flow Information:
Interest paid	$0.7	$1.9
Income taxes received-net of taxes paid	$(0.1)	$(0.3)

see notes to consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	BASIS OF PRESENTATION

The consolidated financial statements included herein have been prepared by Huttig Building Products, Inc. (the “Company” or “Huttig”) on a consolidated basis, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the necessary disclosures have been made for a fair statement of the results for the interim period presented. It is recommended that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K. The financial information contained herein reflects, in the opinion of management, all adjustments necessary to present fairly, consisting of normal recurring items and the results for the interim periods presented. Certain amounts in the prior period consolidated financial statements have been reclassified to be consistent with the current period’s presentation.

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

Had the compensation cost for these plans been determined according to SFAS No. 123, the Company’s net income (loss) and earnings (loss) per share would have been the following pro forma amounts for the quarter ended March 31, 2004 and 2003:

	Quarter Ended
	(In millions, except per share amount)
	March 31, 2004	March 31, 2003
Net income (loss), as reported	$2.7	$(5.0)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(0.1)	(0.1)

Net income (loss), pro forma	$2.6	$(5.1)

Basic income (loss) per share:
As reported	$0.14	$(0.25)
Pro Forma	$0.14	$(0.26)
Diluted income (loss) per share:
As reported	$0.14	$(0.25)
Pro Forma	$0.13	$(0.26)

3.	DEBT

Debt consisted of the following at March 31, 2004 and December 31, 2003 (in millions):

	March 31, 2004	December 31, 2003
Revolving Credit agreement	$91.4	$63.5
Capital lease obligations	3.9	4.3

Total debt	95.3	67.8
Less: current portion	1.4	1.4

Long-term debt	$93.9	$66.4

Credit Agreement—The Company has a $150.0 million Senior Secured Revolving Credit Facility, as amended, (the “Credit Facility”) which expires in August 2005. On February 13, 2004, the Company and the agent and lenders amended the credit agreement to provide for a “springing” lock-box arrangement. Under this arrangement, the Company now maintains a lock-box from which it may apply cash receipts to any corporate purpose so long as its monthly average availability does not fall below $20 million and it is not in default under its credit agreement. The agent and the lenders maintain a security interest in the Company’s lock-box and, upon the occurrence of either of the foregoing triggering events, may redirect funds from the lock-box to a loan account in the name of the lenders on a daily basis and applied against the revolving loan balance. Effective with the amendment, the Company classified the outstanding borrowings under the credit facility as long-term liabilities at March 31, 2004 and December 31, 2003.

As of March 31, 2004, the Company had revolving credit borrowings of $91.4 million with $53.4 million of excess credit available under the Credit Facility, which includes the daily minimum amount of $10.0 million. During the quarter ended March 31, 2004, the Company’s monthly average collateral availability exceeded the required monthly minimum average, and the Company’s daily revolving availability was in excess of $10.0 million each day. At March 31, 2004, the Company had letters of credit outstanding under the Credit Facility totaling $7.2 million, primarily for health and workers compensation insurance.

4.	COMMITMENTS AND CONTINGENCIES

In April 2002, the Company filed a lawsuit in the Supreme Court of the State of New York against The Rugby Group Ltd., the Company’s principal stockholder, and Rugby IPD Corp., a subsidiary of The Rugby Group Ltd., alleging that they breached their contractual obligations to indemnify and defend Huttig against asbestos-related liabilities and claims arising out of the business that was acquired in 1994 by Rugby Building Products, Inc. The Company acquired Rugby Building Products, Inc., a distributor of building materials, in December 1999, when it acquired the stock of its parent,

Rugby USA, Inc., from The Rugby Group Ltd. In the Company’s lawsuit, it seeks to recover sums it has spent to defend and, with respect to one lawsuit, settle its asbestos lawsuits, as well as a declaratory judgment that Rugby Group and Rugby IPD indemnify and defend the Company for these lawsuits and any similarly situated claims that may be asserted against the Company in the future. Rugby Group has denied any obligation to defend or indemnify the Company, for any of these cases. While the Company believes that its factual allegations and legal claims are meritorious, there can be no assurance at this time that Huttig will recover any of its costs related to past or future asbestos-related claims from insurance carriers or from The Rugby Group or Rugby IPD Corp. or that such costs will not have a material adverse effect on Huttig’s business or financial condition.

In January 2004, Huttig, individually and as a successor-in-interest to Rugby Building Products, Inc., was named in an action filed in Superior Court of California, County of Alameda, by an individual alleging that he suffered personal injury as a result of exposure to asbestos-containing products distributed by Huttig and/or Rugby Building Products. The plaintiff seeks unspecified damages from Huttig and many other defendants named in this pending action. The Company believes that this lawsuit also relates to products distributed by a business acquired by Rugby Building Products and expects to seek indemnification for this lawsuit as part of our action against The Rugby Group and Rugby IPD Corp. While the Company believes that the factual allegations and legal claims asserted against the Company in this action are without merit, there can be no assurance at this time that the Company will recover any costs relating to these claims from insurance carriers or from The Rugby Group or Rugby IPD Corp., or that such costs will not have a material adverse effect on Huttig’s business or financial condition.

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

In 1995, Huttig was identified as a potentially responsible party in connection with the clean up of contamination at a formerly owned property in Montana that was used for the manufacture of wood windows. Huttig is voluntarily remediating this property under the oversight of and in cooperation with the Montana Department of Environmental Quality (“DEQ”), and is complying with a 1995 unilateral administrative order of the DEQ to complete a remedial investigation and feasibility study. The remedial investigation has been completed and approved by the DEQ, which has issued its final risk assessment of this property. The DEQ has also approved Huttig’s work plan for conducting a feasibility study to evaluate alternatives for cleanup. Huttig expects to submit the feasibility study, which will evaluate several potential remedies, including continuation or enhancement of remedial measures already in place and operating, in 2004. The DEQ then will select a final remedy, publish a record of decision and negotiate with Huttig for an administrative order of consent on the implementation of the final remedy. Management currently believes that the DEQ will select the final remedy in late 2004 or early 2005 and that the remediation will take several more years to complete. During remediation, Huttig intends to continue monitoring the site, evaluating and improving upon the selected remedy, and reporting regularly to the DEQ. Based on our experience to date in remediating this site, Huttig does not believe that the scope of remediation that the DEQ ultimately determines will have a material adverse effect on its results of operations or financial condition. The Company spent less than $0.1 million on remediation costs at this site in the three months ended March 31, 2004. The annual level of future remediation expenditures is difficult to estimate because of the uncertainty relating to the final remedy to be selected. The Company has accrued $0.8 million for costs of remediating this site and believes this accrual represents management’s best estimate, based on current facts and circumstances, of the currently expected costs of continued remediation. Until the DEQ selects a final remedy, however, management can give no assurance as to the scope or cost to Huttig of the final remediation order.

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

The Company carries insurance policies on insurable risks with coverages and other terms that management believes are appropriate. The Company has self-insured retention limits and has obtained fully insured layers of coverage above such self-insured retention limits. Accruals for self-insurance losses are made based on our claims experience. The Company accrues for these liabilities for existing and unreported claims when it is probable that future costs will be incurred and when the costs can be estimated, and the Company makes adjustments to the amounts accrued as circumstances change. While management believes that the Company’s reserves are adequate based on current information, the ultimate outcome of these matters would not have a material effect on the Company’s financial condition but could have a material adverse effect on its results of operations.

5.	BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of net income (loss) per basic and diluted share (net income (loss) amounts in millions, share amounts in thousands, per share amounts in dollars):

	Three Months Ended March 31,
	2004	2003
Net income (loss) (numerator)	$2.7	$(5.0)
Weighted average number of basic shares outstanding (denominator)	19,436	19,552

Net income (loss) per basic share	$0.14	$(0.25)

Weighted average number of basic shares outstanding	19,436	19,552
Common stock equivalents for diluted common shares outstanding	147	—

Weighted average number of diluted shares outstanding (denominator)	19,583	19,552

Net income (loss) per diluted share	$0.14	$(0.25)

At March 31, 2004 and 2003, stock options to purchase 852,900 and 1,112,975 shares, respectively, were not dilutive and, therefore, were not included in the computations of diluted income (loss) per share amounts.

6.	SUBSEQUENT EVENTS

In April 2004, the Company’s Board of Directors authorized management to enter into separate negotiations regarding the sales of its American Pine Products manufacturing facility in Prineville, Oregon, its Builder Resource branches in the Kansas City area and its Builder Resource branch in Baltimore. In the aggregate, these businesses comprised approximately $30.9 million of the Company’s total assets as of March 31, 2004, and accounted for sales of approximately $93.1 million and $22.1 million in the year ended December 31, 2003 and the quarter ended March 31, 2004, respectively. The Company has not entered into definitive agreements to sell any of these businesses.

In May 2004, the Company completed the sale of its owned facility in Indianapolis, Indiana. Prior to the sale, the Company moved its branch operations to a new, 96,600 square foot, leased facility in Indianapolis. The Company expects to recognize a gain on the sale of approximately $0.5 million.

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Huttig is one of the largest domestic distributors of building materials used principally in new residential construction and in home improvement, remodeling, and repair work. We distribute our products through 54 distribution centers serving 47 states. Our wholesale distribution centers sell principally to building materials dealers, national buying groups, and home centers, who, in turn, supply the end-user. Our Builder Resource locations sell directly to professional builders and contractors. Our American Pine Products manufacturing facility, located in Prineville, Oregon, produces softwood mouldings. Approximately 34% and 32% of American Pine’s sales were to Huttig’s distribution centers in the three months ended March 31, 2004 and 2003, respectively.

The following table sets forth our sales, by product classification as a percentage of total sales, for the three months ended March 31, 2004 and 2003:

	Three Months Ended March 31,
	2004	2003
Millwork(1)	53%	56%
General Building Products(2)	25%	25%
Wood Products(3)	22%	19%

Total Net Product Sales	100%	100%

(1)	Millwork, including exterior and interior doors, pre-hung door units, windows, patio doors, mouldings, frames, stair parts and columns;
(2)	General building products, such as roofing, siding, insulation, flashing, housewrap, connectors and fasteners, decking, drywall, kitchen and other miscellaneous building products; and
(3)	Wood products, such as lumber, panels and engineered wood products.

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

Results of Operations

Three Months Ended March 31, 2004 Compared to the Three Months Ended March 31, 2003

Net sales for the three months ended March 31, 2004 were $243.1 million, which was $46.6 million or 24% higher than the first quarter of 2003. Sales in all product categories achieved double-digit sales growth over the same quarter last year. Millwork sales increased $18.0 million or 16% over the prior year to $127.9 million, with interior and exterior doors up 18% and 14%, respectively, windows up 14%, and other millwork products, including mouldings, columns and stairs, up 19%. Sales of building products increased $11.7 million or 23% from a year ago to $61.5 million, led by year-over-year increases in siding, decking, fasteners, and connectors, railings, insulation, and housewrap. Wood products sales increased $16.9 million or 46% over the prior year to $53.7 million. We believe that approximately half of the sales increase in wood products is due to sales volume, with the remainder of the increase due to inflation in wood prices. Same branch sales increased 25% in the first quarter of 2004 over the same quarter in 2003. Sales through the Company’s wholesale operations increased by 24% to $213.3 million for the first quarter of 2004, as compared to $171.5 million in the year-ago quarter. All five wholesale regions achieved double-digit sales growth compared to the first quarter of 2003. Builder Resource first quarter sales increased 25% to $20.5 million, from $16.4 million last year. First quarter sales at American Pine Products were unchanged at $13.1 million, of which approximately one-third were sales to Huttig’s branches.

Gross profit increased $13.3 million or 38% to $48.4 million in the first quarter from $35.1 million in the same period of 2003. Gross profit as a percentage of sales improved to 19.9% for the quarter ended March 31, 2004 compared with 17.9% in the first quarter of 2003. The increase in gross margins during the first quarter of 2004 versus 2003 was primarily due to a 2.3% increase in product line margins to customers. Margins on millwork sales increased 1.8% primarily due to a 2.2% increase on margins on sales of interior doors. Margins on building products increased 1.2% and margins on wood products increased 1.7%, principally due to inflation in wood prices.

Operating expenses as a percentage of sales declined to 17.0%, from 20.3% a year ago. Operating expenses were $41.3 million in the first quarter of 2004, or $1.5 million higher than the first quarter of 2003, which included $1.8 million of severance costs. Personnel expense increased $3.5 million in the first quarter 2004 over the same period in 2003, primarily associated with higher profitability and increased sales volume. Non-personnel expense decreased $0.3 million, principally due to lower advertising, outside services and telephone expenses, which was partially offset by an increase of $0.1 million in bad debt expense.

Depreciation and amortization was $1.6 million for the each of the quarters ended March 31, 2004 and 2003. Net interest expense was $1.1 million in the first quarter of 2004, which is $1.1 million less than the same period in 2003. Average debt during the first quarter of 2004 was $90.3 million at a 4.75% average interest rate versus $87.5 million at a 10.1% average interest rate in the first quarter of 2003. The decrease in 2004 is a result of a reduction in our effective borrowing rate after the expiration of our interest rate swaps in May 2003.

During the first quarter of 2003, we recorded a $0.5 million gain in the fair value on two interest rate swaps that did not qualify as hedges for accounting purposes. These interest rate swaps expired in May 2003.

As a result of the foregoing factors, pretax income increased by $12.4 million to $4.4 million in the first quarter of 2004 compared to a pretax loss of $8.0 million in the first quarter of 2003.

Income taxes were calculated at an effective rate of 38% for the three months ended March 31, 2004 and 2003.

Liquidity and Capital Resources

We depend on cash flow from operations and funds available under our secured credit facility to finance seasonal working capital needs, capital expenditures and any acquisitions that we may undertake. Our working capital requirements are generally greatest in the second and third quarters, which reflects the seasonal nature of our business. The second and third quarters are also typically our strongest operating quarters, largely due to more favorable weather throughout many of our markets compared to the first and fourth quarters. We typically generate cash from working capital reductions in the fourth quarter of the year and build working capital during the first quarter in preparation for our second and third quarters. We also maintain significant inventories to meet rapid delivery requirements of our customers and to enable us to obtain favorable pricing, delivery and service terms with our suppliers. At both March 31, 2004 and 2003, inventories constituted approximately 36% of our total assets. We closely monitor operating expenses and inventory levels during seasonally affected periods and, to the extent possible, manage variable operating costs to minimize seasonal effects on our profitability.

We measure our net operating working capital as the sum of net trade accounts receivable, net FIFO inventories and trade accounts payable. At March 31, 2004 and 2003, and December 31, 2003, our net operating working capital, days sales outstanding and inventory turns were as follows:

	March 31,		December 31, 2003
	2004	2003
Trade accounts receivable, net	$104.6	$83.6	$70.9
FIFO inventories, net	106.9	98.7	87.3
Trade accounts payable	(80.8)	(78.9)	(63.6)

Net operating working capital	130.7	103.4	94.6
Net operating working capital as % of annualized quarterly net sales (1)	11.9%	12.7%	9.4%
Days sales outstanding (2)	33.6	38.4	31.3
Inventory turns (3)	6.2	5.3	6.5

(1)	Determined by dividing quarter end average net operating working capital by annualized quarterly net sales.
(2)	Determined by dividing month end trade accounts receivable, net, by current month net sales, then multiplying by 30.
(3)	Determined by averaging the two most recent monthly warehouse and production cost of sales, dividing by month end FIFO inventory, net, then multiplying by 12.

Cash used in operating activities increased $5.7 million from $24.3 million in the first three months of 2003 to $30.0 million in 2004. The increase was primarily due to an increase in trade accounts receivable. The increase in inventory was partially offset by an increase in trade accounts payable. The increase in these items is principally the result of increased sales volume versus a year ago, as our days sales outstanding improved by 4.8 days from 38.4 days at March 31, 2003 to 33.6 days at March 31, 2004, and our inventory turns improved from 5.3 turns at March 31, 2003 to 6.2 at March 31, 2004.

Cash used in investing activities for the first three months of 2004 reflects $0.1 million of capital expenditures for normal operating activities compared to $1.0 million of capital expenditures for the first three months of 2003.

Cash provided from financing activities for both 2004 and 2003 primarily reflect the $27.9 million and $25.9 million in net borrowings, respectively, under our revolving credit facilities. In both 2004 and 2003, cash was used to pay back $0.4 million of capital lease obligations. In the first quarter of 2003, the Company also received proceeds of $1.0 million from the sale-leaseback of technology and communications equipment, for which we also recorded a $0.1 million deferred gain on sale.

We have a $150.0 million senior secured revolving credit facility, which expires in August 2005. On February 13, 2004, we and the agent and lenders amended the credit agreement to provide for a “springing” lock-box arrangement. Under this arrangement, we now maintain a lock-box from which we may apply cash receipts to any corporate purpose so long as our monthly average availability does not fall below $20.0 million and we are not in default under the credit agreement. The agent and the lenders maintain a security interest in our lock-box and, upon the occurrence of either of the foregoing triggering events, may redirect funds from the lock-box to a loan account in the name of the lenders on a daily basis and applied against the revolving loan balance. Effective with the amendment, we have classified the outstanding borrowings under the credit facility as long-term liabilities.

As of March 31, 2004, we had revolving credit borrowings of $91.4 million with $53.4 million of total excess credit available under the credit facility, which includes the daily minimum amount of $10.0 million. During the quarter ended March 31, 2004, our monthly average collateral availability exceeded the required monthly minimum average, and our daily revolving availability was in excess of $10.0 million each day. At March 31, 2004, we had letters of credit totaling $7.2 million, primarily for health and workers compensation insurance.

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

In 1995, Huttig was identified as a potentially responsible party in connection with the clean up of contamination at a formerly owned property in Montana that was used for the manufacture of wood windows. We are voluntarily remediating this property under the oversight of and in cooperation with the Montana Department of Environmental Quality (“DEQ”), and is complying with a 1995 unilateral administrative order of the DEQ to complete a remedial investigation and feasibility study. The remedial investigation has been completed and approved by the DEQ, which has issued its final risk assessment of this property. The DEQ has also approved Huttig’s work plan for conducting a feasibility study to evaluate alternatives for cleanup. We expect to submit the feasibility study, which will evaluate several potential remedies, including continuation or enhancement of remedial measures already in place and operating, in 2004. The DEQ then will select a final remedy, publish a record of decision and negotiate with Huttig for an administrative order of consent on the implementation of the final remedy. Management currently believes that the DEQ will select the final remedy in late 2004 or early 2005 and that the remediation will take several more years to complete. During remediation, we intend to continue monitoring the site, evaluating and improving upon the selected remedy, and reporting regularly to the DEQ. Based on our experience to date in remediating this site, we do not believe that the scope of remediation that the DEQ ultimately determines will have a material adverse effect on our results of operations or financial condition. We spent less than $0.1 million on remediation costs at this site in the three months ended March 31, 2004. The annual level of future remediation expenditures is difficult to estimate because of the uncertainty relating to the final remedy to be selected. We have accrued $0.8 million for costs of remediating this site and believe this accrual represents management’s best estimate, based on current facts and circumstances, of the currently expected costs of continued remediation. Until the DEQ selects a final remedy, however, management can give no assurance as to the scope or cost to Huttig of the final remediation order.

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

These statements present management’s expectations, beliefs, plans and objectives regarding our future business and financial performance. These forward-looking statements are based on current projections, estimates, assumptions and judgments, and involve known and unknown risks and uncertainties. There are a number of factors that could cause our actual results to differ materially from those expressed or implied in the forward-looking statements. These factors include, but are not limited to, the following:

•	the strength of the national and local new residential construction and home improvement and remodeling markets, which in turn depend on factors such as

➢	interest rates,

➢	immigration patterns,

➢	regional demographics,

➢	employment levels,

➢	availability of credit,

➢	prices of commodity wood products,

➢	consumer confidence and

➢	weather conditions,

•	the level of competition in our industry,

•	our relationships with suppliers of the products we distribute,

•	our ability to comply with availability requirements and financial covenants under our revolving credit facility,

•	fluctuation in prices of commodity wood products,

•	costs of complying with environmental laws and regulations,

•	our exposure to product liability claims, and

•	our ability to attract and retain key personnel.

Additional information concerning these and other factors that could materially affect our results of operations and financial condition are included in our most recent Annual Report on Form 10-K. We disclaim any obligation to publicly update or revise any of these forward-looking statements.

ITEM3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have exposure to market risk as it relates to effects of changes in interest rates. We had debt outstanding at March 31, 2004 under our secured revolving credit facility of $91.4 million.

All of our bank debt accrues interest at a floating rate basis of between 200 and 300 basis points above LIBOR. If market interest rates for LIBOR had been different by an average of 1% for the quarter ended March 31, 2004, our interest expense and income before taxes would have changed by $0.1 million. These amounts are determined by considering the impact of the hypothetical interest rates on our borrowing cost. These analyses do not consider the effects of any change in the overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our financial structure.

We are subject to periodic fluctuations in the price of wood commodities. Profitability is influenced by these changes as prices change between the time we buy and sell the wood. In addition, to the extent changes in interest rates affect the housing and remodeling market, we would be affected by such changes.

ITEM 4—CONTROLS AND PROCEDURES

The Company, under the supervision and with the participation of our Disclosure Committee and management, including our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities and Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective as of March 31, 2004 in all material respects in (a) causing information required to be disclosed by us in reports that we file or submit under the Securities and Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (b) causing such information to be accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control on financial reporting during the Company’s fiscal first quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II—OTHER INFORMATION

ITEM 6—EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the company. (Incorporated by reference to Exhibit 3.1 to the Form 10 filed with the Commission on September 21, 1999.)

3.2	Bylaws of the company as amended as of July 22, 2002. (Incorporated by reference to Exhibit 3.2 to the Form 10-Q filed with the Commission on August 14, 2002.)

*10.1	Schedule to Stock Option Agreement under the company’s 2001 Stock Incentive Plan.

*10.2	Form of First Amendment, dated as of January 27, 2004, to Executive Employment Contract dated May 1, 2003, between the Company and Michael A. Lupo.

*10.3	Form of Employment/Severance Agreement dated December 22, 2000 between the Company and Carl A. Liliequist.

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

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

On March 24, 2004, we filed a Current Report on Form 8-K, dated March 18, 2004, reporting changes to our certifying accountants.

On March 29, 2004, we filed a Current Report on Form 8-K/A, dated March 19, 2004, amending the report of changes to our certifying accountants.

On April 7, 2004, we filed a Current Report on Form 8-K, dated April 6, 2004, reporting our press release updating the first quarter and full year guidance of expected net income and sales.

On April 16, 2004, we filed a Current Report on Form 8-K, dated April 14, 2004, reporting our press release setting forth our financial results for the first quarter of 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUTTIG BUILDING PRODUCTS, INC.

Date: May 10, 2004	/s/ MICHAEL A. LUPO
Michael A. Lupo President, Chief Executive Officer And Director (Principal Executive Officer)

Date: May 10, 2004	/s/ THOMAS S. McHUGH
Thomas S. McHugh Vice President—Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the company. (Incorporated by reference to Exhibit 3.1 to the Form 10 filed with the Commission on September 21, 1999.)

3.2	Bylaws of the company as amended as of July 22, 2002 (Incorporated by reference to Exhibit 3.2 to the Form 10-Q filed with the Commission on August 14, 2002.)

*10.1	Schedule to Stock Option Agreement under the company’s 2001 Stock Incentive Plan.

*10.2	Form of First Amendment, dated as of January 27, 2004, to Executive Employment Contract dated May 1, 2003, between the Company and Michael A. Lupo.

*10.3	Form of Employment/Severance Agreement dated December 22, 2000 between the Company and Carl A. Liliequist.

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.