Form 10-Q
period 2004-06-30
HUTTIG BUILDING PRODUCTS INC
filed 2004-08-11
CIK 1093082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

The number of shares of Common Stock outstanding on June 30, 2004 was 19,435,701 shares.

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2004 AND DECEMBER 31, 2003

(In Millions)

	June 30, 2004	December 31, 2003
	(unaudited)
ASSETS
Current Assets:
Cash and equivalents	$5.2	$5.0
Trade accounts receivable, net	102.4	70.9
Inventories, net	114.1	79.6
Other current assets	5.6	7.0

Total current assets	227.3	162.5

Property, Plant and Equipment:
Land	6.5	6.5
Building and improvments	33.4	32.9
Machinery and equipment	37.2	37.3

Gross property, plant and equipment	77.1	76.7
Less accumulated depreciation	39.6	37.4

Property, plant and equipment, net	37.5	39.3

Other Assets:
Goodwill, net	13.6	13.6
Other	2.8	3.0
Deferred income taxes	4.7	7.6

Total other assets	21.1	24.2

Total Assets	$285.9	$226.0

see notes to consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2004 AND DECEMBER 31, 2003

(In Millions, Except Share and Per Share Data)

	June 30, 2004	December 31, 2003
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of debt	$1.4	$1.4
Trade accounts payable	89.7	63.6
Deferred income taxes	3.1	4.4
Accrued compensation	11.0	9.4
Other accrued liabilities	10.5	7.0

Total current liabilities	115.7	85.8

Non-current Liabilities:
Debt	86.8	66.4
Other non-current liabilities	1.7	1.6

Total non-current liabilities	88.5	68.0

Shareholders’ Equity:
Preferred shares; $.01 par (5,000,000 shares authorized)	—	—
Common shares; $.01 par (50,000,000 shares authorized; at June 30, 2004 and December 31, 2003 - 20,896,145 shares issued)	0.2	0.2
Additional paid-in capital	33.4	33.4
Retained earnings	55.9	46.4
Unearned compensation - restricted stock	(0.1)	(0.1)
Less: Treasury shares, at cost (1,460,444 shares at June 30, 2004 and December 31, 2003)	(7.7)	(7.7)

Total shareholders’ equity	81.7	72.2

Total Liabilities and Shareholders’ Equity	$285.9	$226.0

see notes to consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003

(UNAUDITED)

(In Millions, Except Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net Sales	$277.8	$225.4	$520.9	$421.9
Cost of Sales and Operating Expenses:
Cost of sales	220.9	181.5	415.6	342.9
Operating expenses	45.1	38.1	86.5	77.9
Depreciation and amortization	1.6	1.6	3.2	3.2
Gain on disposal of capital assets	(0.5)	—	(0.5)	—

Total cost of sales and operating expenses	267.1	221.2	504.8	424.0

Operating Profit (Loss)	10.7	4.2	16.1	(2.1)

Other Income (Expense):
Interest expense, net	(1.2)	(1.9)	(2.2)	(4.1)
Unrealized gain on derivatives	—	0.2	—	0.7

Total other expense, net	(1.2)	(1.7)	(2.2)	(3.4)

Income (Loss) Before Income Taxes	9.5	2.5	13.9	(5.5)
Provision (Benefit) for Income Taxes	2.7	0.9	4.4	(2.1)

Net Income (Loss)	$6.8	$1.6	$9.5	$(3.4)

Net Income (Loss) Per Basic Share	$0.35	$0.08	$0.49	$(0.17)

Weighted Average Basic Shares Outstanding	19.4	19.5	19.4	19.5

Net Income (Loss) Per Dilutive Share	$0.34	$0.08	$0.48	$(0.17)

Weighted Average Diluted Shares Outstanding	19.9	19.5	19.7	19.5

see notes to consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

(UNAUDITED)

(In Millions)

	Common Shares Outstanding, at Par Value	Additional Paid-In Capital	Retained Earnings	Unearned Compensation- Restricted Stock	Accumulated Other Comprehensive Loss	Treasury Shares, at Cost	Total Shareholders’ Equity
Balance at January 1, 2003	$0.2	$33.5	$43.0	$(0.4)	$(0.6)	$(7.5)	$68.2
Net loss			(3.4)				(3.4)
Fair market value adjustment of derivatives, net of tax					0.6		0.6

Comprehensive (loss) income			(3.4)		0.6		(2.8)
Restricted stock issued, net of forfeitures and amortization expense		(0.1)		0.3		(0.4)	(0.2)

Balance at June 30, 2003	$0.2	$33.4	$39.6	$(0.1)	$—	$(7.9)	$65.2

Balance at January 1, 2004	$0.2	$33.4	$46.4	$(0.1)	$—	$(7.7)	$72.2
Net income			9.5				9.5

Balance at June 30, 2004	$0.2	$33.4	$55.9	$(0.1)	$—	$(7.7)	$81.7

see notes to consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

(UNAUDITED)

(In Millions)

	Six Months Ended June 30,
	2004	2003
Cash Flows From Operating Activities:
Net income (loss)	$9.5	$(3.4)
Depreciation and amortization	3.6	3.7
Gain on disposal of capital assets	(0.5)	—
Deferred income taxes	1.6	(2.0)
Unrealized gain on derivatives, net	—	(0.7)
Accrued postretirement benefits	(0.1)	(0.1)
Changes in operating assets and liabilities:
Trade accounts receivable	(31.5)	(18.1)
Inventories	(34.5)	(9.3)
Other current assets	1.3	3.9
Trade accounts payable	26.1	3.5
Accrued liabilities	5.1	2.6
Other	—	(0.4)

Total cash used in operating activities	(19.4)	(20.3)

Cash Flows From Investing Activities:
Capital expenditures	(1.2)	(2.1)
Proceeds from disposition of capital assets	0.5	—

Total cash used in investing activities	(0.7)	(2.1)

Cash Flows From Financing Activities:
Repayment of capital lease obligations	(0.7)	(0.5)
Borrowings on revolving debt agreement, net	21.0	24.6
Proceeds from sale-leaseback of equipment	—	1.0

Total cash provided from financing activities	20.3	25.1

Net Increase in Cash and Equivalents	0.2	2.7
Cash and Equivalents, Beginning of Period	5.0	3.4

Cash and Equivalents, End of Period	$5.2	$6.1

Supplemental Disclosure of Cash Flow Information:
Interest paid	$2.2	$4.1
Income taxes paid (received) - net of refunds	$0.6	$(2.1)
Non-cash financing activities:
Equipment acquired with capital lease obligations	$—	$2.7

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

The Company accounts for its stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The table that follows illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, which is required to be adopted in fiscal years beginning after December 15, 2002. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as required by SFAS No. 123. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The Company’s disclosure regarding the effects of stock-based compensation is included below in compliance with SFAS No. 148.

Had the compensation cost for these plans been determined according to SFAS No. 123, the Company’s net income (loss) and earnings (loss) per share would have been the following pro forma amounts for the three and six months ended June 30, 2004 and 2003 (in millions, except per share amount):

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Net income (loss), as reported	$6.8	$1.6	$9.5	$(3.4)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(0.2)	—	(0.3)	(0.1)

Net income (loss), pro forma	$6.6	$1.6	$9.2	$(3.5)

Basic income (loss) per share:
As reported	$0.35	$0.08	$0.49	$(0.17)
Pro Forma	$0.34	$0.08	$0.47	$(0.18)
Diluted income (loss) per share:
As reported	$0.34	$0.08	$0.48	$(0.17)
Pro Forma	$0.33	$0.08	$0.46	$(0.18)

3.	DEBT

Debt consisted of the following at June 30, 2004 and December 31, 2003 (in millions):

	June 30, 2004	December 31, 2003
Revolving Credit agreement	$84.5	$63.5
Capital lease obligations	3.7	4.3

Total debt	88.2	67.8
Less: current portion	1.4	1.4

Long-term debt	$86.8	$66.4

Credit Agreement — The Company has a $150.0 million Senior Secured Revolving Credit Facility, as amended, (the “Credit Facility”) which expires in August 2005. On February 13, 2004, the Company and the agent and lenders amended the credit agreement to provide for a “springing” lock-box arrangement. Under this arrangement, the Company now maintains a lock-box from which it may apply cash receipts to any corporate purpose so long as its monthly average availability does not fall below $20 million and it is not in default under its credit agreement. The agent and the lenders maintain a security interest in the Company’s lock-box and, upon the occurrence of either of the foregoing triggering events, may redirect funds from the lock-box to a loan account in the name of the lenders on a daily basis and applied against the revolving loan balance. Effective with the amendment, the Company classified the outstanding borrowings under the credit facility as long-term liabilities at June 30, 2004 and December 31, 2003.

As of June 30, 2004, the Company had revolving credit borrowings of $84.5 million at an average interest rate of 3.3% with a maturity date of August 2005. The Company had $58.2 million of excess credit available under the Credit Facility, which includes the daily minimum required amount of $10.0 million. During the six months ended June 30, 2004, the Company’s monthly average collateral availability exceeded the required monthly minimum average, and the Company’s daily revolving availability was in excess of the required minimum of $10.0 million each day. At June 30, 2004, the Company had letters of credit outstanding under the Credit Facility totaling $7.2 million, primarily for health and workers compensation insurance.

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

In August 2004, the Company was dismissed from our previously reported lawsuit filed in Superior Court of California, County of Alameda, by an individual alleging that he suffered personal injury as a result of exposure to asbestos-containing products distributed by the Company and/or Rugby Building Products, Inc.

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

In 1995, Huttig was identified as a potentially responsible party in connection with the clean up of contamination at a formerly owned property in Montana that was used for the manufacture of wood windows. Huttig is voluntarily remediating this property under the oversight of and in cooperation with the Montana Department of Environmental Quality (“MDEQ”), and is complying with a 1995 unilateral administrative order of the MDEQ to complete a remedial investigation and feasibility study. The remedial investigation was completed and approved in 1998 by the MDEQ, which has issued its final risk assessment of this property. In March 2003, the MDEQ approved Huttig’s work plan for conducting a feasibility study to evaluate alternatives for cleanup. In July 2004, Huttig submitted the feasibility study report, which evaluated several potential remedies, including continuation and enhancement of remedial measures already in place and operating. The MDEQ will comment on the feasibility study report and its recommended remedy, and then will select a final remedy, publish a record of decision and negotiate with Huttig for an administrative order of consent on the implementation of the final remedy. Management currently believes that the MDEQ will select the final remedy in late 2004 or early 2005 and that the remediation will take several more years to complete. During remediation, Huttig intends to continue monitoring the site, evaluating and improving upon the selected remedy, and reporting regularly to the MDEQ. Based on our experience to date in remediating this site, Huttig does not believe that the scope of remediation that the MDEQ ultimately determines will have a material adverse effect on its results of operations or financial condition. The Company spent less than $0.1 million on remediation costs at this site in the three months ended June 30, 2004 and $0.1 million in the six months ended June 30, 2004. The annual level of future remediation expenditures is difficult to estimate because of the uncertainty relating to the final remedy to be selected. The Company has accrued $0.7 million for costs of remediating this site and believes this accrual represents management’s best estimate, based on current facts and circumstances, of the currently expected costs of continued remediation. Until the MDEQ selects a final remedy, however, management can give no assurance as to the scope or cost to Huttig of the final remediation order.

In June 2004, as part of the due diligence conducted by a party interested in acquiring the American Pine Products facility, a previously unknown release of petroleum hydrocarbons and pentachlorophenol, or PCP, was discovered in soil and groundwater at the facility. Based on the initial investigation, the Company believes that the source of the contamination was a former wood-dipping operation on the property that was discontinued approximately 20 years ago, prior to Huttig acquiring the facility. The Company has voluntarily reported this discovery to the Oregon Department of Environmental Quality (“ODEQ”) and indicated its intent to participate in the ODEQ’s voluntary cleanup program. Pursuant to this program the Company will investigate and, if necessary, remediate the property under the oversight of the ODEQ. The Company is currently conducting a preliminary assessment of the scope of contamination and potential required remediation, and reviewing whether it can recover its costs from other possible responsible parties, including previous owners of this facility. Because the Company’s review is in its initial stage, the Company is unable, at this time, to determine whether any remediation or other action may be necessary or to estimate the cost, if any, to remediate this property.

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

The following table sets forth the computation of net income (loss) per basic and diluted share (net income (loss) amounts in millions, share amounts in thousands, per share amounts in dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income (loss) (numerator)	$6.8	$1.6	$9.5	$(3.4)
Weighted average number of basic shares outstanding (denominator)	19,436	19,451	19,436	19,501

Net income (loss) per basic share	$0.35	$0.08	$0.49	$(0.17)

Weighted average number of basic shares outstanding	19,436	19,451	19,436	19,501
Common stock equivalents for diluted common shares outstanding	446	18	299	—

Weighted average number of diluted shares outstanding (denominator)	19,882	19,469	19,735	19,501

Net income (loss) per diluted share	$0.34	$0.08	$0.48	$(0.17)

Stock options to purchase 904,900 and 1,304,900 shares for the three and six months end June 30, 2003, respectively, were not dilutive and, therefore, were not included in the computations of diluted income (loss) per share amounts.

6.	DIVESTITURES

In April 2004, the Company’s Board of Directors authorized management to enter into separate negotiations regarding the sales of its American Pine Products manufacturing facility in Prineville, Oregon, its Builder Resource branches in the Kansas City area and its Builder Resource branch in Baltimore. In the aggregate, these businesses comprised approximately $31.9 million of the Company’s total assets as of June 30, 2004, and accounted for sales of approximately $93.1 million and $49.5 million in the year ended December 31, 2003 and the six months ended June 30, 2004, respectively.

The Company continues to discuss the possible sale of its Builder Resource branches in Kansas City with several potentially interested buyers, but no definitive agreements have been reached. While the Company is continuing to attempt to sell its branches in the Kansas City area, management of the Company does not believe the sale of these branches is probable to occur within one year and can give no assurance that a sale can be completed.

The Company had been negotiating the sale of its Builder Resource branch in Baltimore with a potential buyer, subject to the buyer’s ability to obtain necessary bank financing. In July, the Company learned that the potential buyer could not obtain the necessary financing. Management is attempting to find other buyers for this location and is considering other alternatives, but does not believe the sale of this branch is likely to occur within one year and can give no assurance that a sale can be completed.

See Note 7, “Subsequent Event,” for a discussion of the sale of American Pine Products.

7.	SUBSEQUENT EVENT

In April 2004, the Company’s Board of Directors authorized management to enter into negotiations regarding the sale of its American Pine Products manufacturing facility in Prineville, Oregon. Based on that authorization, the Company and Woodgrain Millwork, Inc. engaged in negotiations and due diligence towards a possible sale.

As part of the due diligence conducted by Woodgrain, a previously unknown release of petroleum hydrocarbons and pentachlorophenol, or PCP, was discovered in soil and groundwater at the facility (as more fully discussed in Footnote 4 – Commitments and Contingencies). The Company and Woodgrain originally intended that the land, buildings and building improvements would be included in the sale. However, due to the discovery of the contamination, Woodgrain proposed to change the deal structure to exclude the purchase of the land, building and building improvements. This, along with several other negotiation issues, significantly stalled discussions between the Company and Woodgrain. Based on these circumstances at June 30, 2004, management of the Company did not believe that the sale of American Pine Products was probable.

On July 29, 2004, the Company and Woodgrain negotiated and entered into an Asset Purchase and Sale Agreement to sell substantially all of the assets, but excluding the land, buildings and building improvements, of American Pine Products to Woodgrain. On August 2, 2004, the sale was completed and the Company received sale proceeds of $14.3 million, which it used to pay down trade payables and debt. Also, on August 2, 2004, the Company and Woodgrain entered into a ten year lease for the land, building and building improvements with an option to renew the lease for an additional five year period. Woodgrain will be required to purchase the land, buildings and building improvements for $1.3 million if the Oregon Department of Environmental Quality issues a no further action letter prior to the expiration of the lease term; however, the Company can give no assurances that this letter will be obtained prior to the expiration of the lease term, if at all.

American Pine Products comprised approximately $18.0 million of the Company’s total assets as of June 30, 2004, and accounted for sales of approximately $20.8 million and $16.7 million for the six months ended June 30, 2004 and 2003, respectively. American Pine Products will be accounted for as a discontinued operation effective with the date of the Asset Purchase and Sale Agreement.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Huttig is one of the largest domestic distributors of building materials used principally in new residential construction and in home improvement, remodeling, and repair work. We distribute our products through 54 distribution centers serving 47 states. Our wholesale distribution centers sell principally to building materials dealers, national buying groups, and home centers, who, in turn, supply the end-user. Our Builder Resource locations sell directly to professional builders and contractors. Our American Pine Products manufacturing facility, located in Prineville, Oregon, produced softwood mouldings. Approximately 39% and 36% of American Pine’s sales were to Huttig’s distribution centers in the three months ended June 30, 2004 and 2003, respectively. On August 2, 2004, we sold the American Pine Products business to Woodgrain Millwork, Inc. See “Divestiture” below.

The following table sets forth our sales, by product classification as a percentage of total sales, for the three months ended June 30, 2004 and 2003:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Millwork(1)	52%	55%	52%	55%
General Building Products(2)	25%	24%	25%	25%
Wood Products(3)	23%	21%	23%	20%

Total Net Product Sales	100%	100%	100%	100%

(1)	Includes exterior and interior doors, pre-hung door units, windows, patio doors, mouldings, frames, stair parts and columns.

(2)	Includes roofing, siding, insulation, flashing, housewrap, connectors and fasteners, decking, drywall, kitchen and other miscellaneous building products.

(3)	Includes lumber, panels and engineered wood products.

Various factors historically have caused our results of operations to fluctuate from period to period. These factors include levels of construction, home improvement and remodeling activity, weather, prices of commodity wood and steel products, interest rates, competitive pressures, availability of credit and other local, regional and economic conditions. Many of these factors are cyclical or seasonal in nature. We anticipate that fluctuations from period to period will continue in the future. Our first quarter and, occasionally, our fourth quarter are adversely affected by winter weather patterns in the Midwest, Mid-Atlantic and Northeast, which typically result in seasonal decreases in levels of construction activity in these areas. Because much of our overhead and expenses remain relatively fixed throughout the year, our operating profits also tend to be lower during the first and fourth quarters.

We believe we have the product offerings, warehouse and builder support facilities, personnel, systems infrastructure and financial and competitive resources necessary for continued business success. Our future revenues, costs and profitability, however, are all influenced by a number of risks and uncertainties, including those discussed under “Cautionary Statement.”

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions. Management bases these estimates and assumptions on historical results and known trends as well as our forecasts as to how these might change in the future. Actual results could differ from these estimates and assumptions. See Part II, Item 7 - “Critical Accounting Policies,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

Results of Operations

Three Months Ended June 30, 2004 Compared to the Three Months Ended June 30, 2003

Net sales for the three months ended June 30, 2004 were $277.8 million, which was $52.4 million or 23% higher than the second quarter of 2003. Sales in all product categories achieved double-digit sales growth over the same quarter last year. Millwork sales increased $20.1 million or 16% over the prior year to $143.7 million, with interior and exterior doors up 12% and 16%, respectively. Other millwork products, including mouldings, windows, columns and stairs, were up 21%. Sales of building products increased $14.8 million or 27% from a year ago to $69.8 million, led by increases in siding, decking, fasteners and connectors, railings, flashing, insulation and housewrap. Wood products sales increased $17.4 million or 37% over the prior year to $64.3 million. Higher commodity wood and steel prices contributed approximately $10 million to second quarter sales from a year ago. Same branch sales increased 26% in the second quarter of 2004 over the same quarter in 2003. Sales through the Company’s wholesale operations increased by 25% to $244.4 million for the second quarter of 2004 as compared to $195.2 million in the year-ago quarter. Builder Resource second quarter sales increased 12% to $23.4 million from $20.7 million last year. Second quarter sales at American Pine Products increased 40% to $18.2 million from $13.0 million a year ago, primarily due to higher commodity wood prices. Approximately 39% of American Pine Products sales in 2004 were to Huttig’s branches.

Gross profit increased $13.0 million or 30.0% to $56.9 million in the second quarter from $43.9 million in the same period of 2003. Higher commodity wood and steel prices contributed approximately $1.0 million or 0.4% to second quarter gross profit margin from a year ago. Gross profit as a percentage of sales improved to 20.5% for the quarter ended June 30, 2004 compared with 19.5% in the second quarter of 2003. The increase in gross profit percentage during the second quarter of 2004 versus 2003 was primarily due to a 1.2 percentage point increase in product line margins to customers. Margins on millwork sales increased 1.6 percentage points primarily due to a 3.6 percentage point increase on other millwork products and 0.8 percentage point increase on door margins. Margins on building products increased 1.3 percentage points, while margins on wood products decreased slightly.

Operating expenses as a percentage of sales declined to 16.2% from 16.9% a year ago. Operating expenses were $45.1 million in the second quarter of 2004, or $7.0 million higher than the second quarter of 2003. Personnel expense increased $5.0 million in the second quarter 2004 over the same period in 2003, primarily associated with higher profitability and increased sales volume. Non-personnel expense increased $1.6 million, principally due to higher vehicle liability insurance reserves, vehicle and machinery rent and maintenance, fuel expense and supplies. Bad debt expense was $0.4 million higher than a year ago.

Depreciation and amortization was $1.6 million for the each of the quarters ended June 30, 2004 and 2003.

During the second quarter of 2004, we recorded a $0.5 million gain on the sale of a vacant facility.

Net interest expense was $1.2 million in the second quarter of 2004, which is $0.7 million less than the same period in 2003. The decrease reflects a reduction in our effective borrowing rate after the expiration of our interest rate swaps in May 2003. Average debt during the second quarter of 2004 was $95.9 million versus $90.3 million in the second quarter of 2003.

During the second quarter of 2003, we recorded a $0.2 million gain in the fair value on two interest rate swaps that did not qualify as hedges for accounting purposes. These interest rate swaps expired in May 2003.

As a result of the foregoing factors, pretax income increased by $7.0 million to $9.5 million in the second quarter of 2004 compared to $2.5 million in the second quarter of 2003.

Income taxes were calculated at an effective rate of 28.4% and 38.0% for the three months ended June 30, 2004 and 2003, respectively. During the second quarter of 2004, we successfully closed audits of our federal and state tax returns related to the years 1999 – 2001. We expect that the full year tax rate in 2004 will be 36% versus 38% in 2003.

Six Months Ended June 30, 2004 Compared to the Six Months Ended June 30, 2003

Net sales for the six months ended June 30, 2004 were $520.9 million, which was $99.0 million or 23% higher than the same period in 2003. Sales in all product categories achieved double-digit sales growth over the prior year. Millwork sales increased $38.2 million or 16% over the prior year to $271.6 million, with interior and exterior doors up 17% and 13%, respectively, windows up 7%, and other millwork products, including mouldings, columns and stairs, up 24%. Sales of building products increased $26.5 million or 25% from a year ago to $131.3 million, led by year-over-year increases in siding, decking, fasteners and connectors, railings, insulation and housewrap. Wood products sales increased $34.3 million or 41% over the prior year to $118.0 million. Higher commodity wood and steel prices contributed approximately $18 million to increase in sales from a year ago. Same branch sales increased 26% in 2004 over 2003. Sales through the Company’s wholesale operations increased by 25% to $457.7 million for the first six months of 2004, as compared to $366.7 million a year-ago. Builder Resource sales increased 18% to $43.9 million, from $37.2 million last year. American Pine Products sales increased 15% to $31.3 million, primarily due to higher commodity wood prices. Approximately one-third of American Pine Products sales in 2004 were to Huttig’s branches.

Gross profit increased $26.3 million or 33% to $105.3 million in the six months ended June 2004 from $79.0 million in the same period of 2003. Higher commodity wood and steel prices contributed approximately $2.0 million or 0.4% to the total increase in 2004 gross profit margin from a year ago. Gross profit as a percentage of sales improved to 20.2% year-to-date in 2004 compared with 18.7% year-to-date in 2003. The increase in gross profit percentage during the six months of 2004 versus 2003 was due to an increase in product line margins to customers, primarily due to a 1.5 percentage point increase on margins on sales of exterior and interior doors. The margins on our remaining product lines remained relatively flat from a year ago.

Operating expenses as a percentage of sales declined to 16.6%, from 18.5% a year ago due to greater operating leverage. Operating expenses were $86.5 million or $8.6 million higher than the corresponding prior year period. Personnel expense increased $6.9 million for the six months over the same period in 2003, primarily associated with higher profitability and increased sales volume. Non-personnel expense increased $1.2 million, principally due to higher vehicle liability insurance reserves. Bad debt expense is $0.5 million higher than a year ago.

Depreciation and amortization was $3.2 million for the six months ended June 30, 2004 and 2003.

During the first six months of 2004, we recorded a $0.5 million gain on the sale of a vacant facility.

Net interest expense was $2.2 million in the six months of 2004, which is $1.9 million less than the same period in 2003. The decrease reflects a reduction in our effective borrowing rate after the expiration of our interest rate swaps in May 2003. Average debt during the six months of 2004 was $93.1 million versus $84.9 million in the same period of 2003.

During the first six months of 2003, we recorded a $0.7 million gain in the fair value on two interest rate swaps that did not qualify as hedges for accounting purposes. These interest rate swaps expired in May 2003.

As a result of the foregoing factors, pretax income increased by $19.4 million to $13.9 million in the six months of 2004 compared to a loss of $5.5 million in the prior year period.

Income taxes were calculated at an effective rate of 32% and 38% for the six months ended June 30, 2004 and 2003. During the second quarter of 2004, we successfully closed audits of our federal and state tax returns related to the years 1999 – 2001, which resulted in a tax rate of 28.4% in the second quarter of 2004. We expect that the full year tax rate in 2004 will be 36% versus 38% in 2003.

Liquidity and Capital Resources

We depend on cash flow from operations and funds available under our secured credit facility to finance seasonal working capital needs, capital expenditures and any acquisitions that we may undertake. Our working capital requirements are generally greatest in the second and third quarters, which reflects the seasonal nature of our business. The second and third quarters are also typically our strongest operating quarters, largely due to more favorable weather throughout many of our markets compared to the first and fourth quarters. We typically generate cash from working capital reductions in the fourth quarter of the year and build working capital during the first quarter in preparation for our second and third quarters. We also maintain significant inventories to meet rapid delivery requirements of our customers and to enable us to obtain favorable pricing, delivery and service terms with our suppliers. At June 30, 2004 and 2003, inventories constituted approximately 40% and 36%, respectively, of our total assets. We closely monitor operating expenses and inventory levels during seasonally affected periods and, to the extent possible, manage variable operating costs to minimize seasonal effects on our profitability.

We measure our net operating working capital as the sum of net trade accounts receivable, net FIFO inventories and trade accounts payable. At June 30, 2004 and 2003, and December 31, 2003, our net operating working capital, days sales outstanding and inventory turns were as follows:

	June 30,		December 31, 2003
	2004	2003
Trade accounts receivable, net	$102.4	$84.9	$70.9
FIFO inventories, net	122.3	101.5	87.3
Trade accounts payable	(89.7)	(80.2)	(63.6)

Net operating working capital	135.0	106.2	94.6
Net operating working capital as % of annualized quarterly net sales (1)	11.4%	11.8%	9.4%
Days sales outstanding (2)	30.9	32.5	31.3
Inventory turns (3)	6.2	6.1	6.5

(1)	Determined by dividing quarter end average net operating working capital by annualized quarterly net sales.

(2)	Determined by dividing month end trade accounts receivable, net, by current month net sales, then multiplying by 30.

(3)	Determined by averaging the two most recent monthly warehouse and production cost of sales, dividing by month end FIFO inventory, net, then multiplying by 12.

Cash used in operating activities decreased $0.9 million to $19.4 million for the six months ended June 30, 2004 from $20.3 million in 2003. The decrease in cash used by operating activities primarily reflects higher net income due to increased sales volume compared to the six months ended June 2003. During the second quarter of 2004, we experienced a working capital increase of $39.9 million compared to a working capital increase of $23.9 million in the second quarter of 2003. Accounts receivable increased during the second quarter of 2004 by $31.5 million compared to an increase of $18.1 million in the same period of 2003. The year-over-year increase in accounts receivable related primarily to increased sales in 2004 in each product category. Days sales outstanding improved by 1.6 days to 30.9 days at June 30, 2004 from 32.5 days at June 30, 2003. Inventory increased during the second quarter of 2004 by $34.5 million compared with an increase in inventory of $9.3 million in the second quarter of 2003. The year-over-year increase in inventory related principally to higher inventories levels in each product category to accommodate higher anticipated demand. Our inventory turns improved to 6.2 turns at June 30, 2004 from 6.1 at June 30, 2003. Accounts payable increased by $26.1 million during the second quarter of 2004, compared to an increase in accounts payable of $3.5 million in the second quarter of 2003. The 2004 increase in accounts payable resulted principally from higher purchases as evidenced by higher inventories.

Cash used in investing activities for the first six months of 2004 reflects $1.2 million of capital expenditures for normal operating activities, which were offset by $0.5 million of proceeds for the sale of a vacant facility. Cash used in investing activities for the first six months of 2003 reflects $2.1 million of capital expenditures for normal operating activities.

Cash provided from financing activities for the first six months of 2004 and 2003 primarily reflect the $21.0 million and $24.6 million in net borrowings, respectively, under our revolving credit facilities. In both 2004 and 2003, cash was used to pay back $0.7 million and $0.5 million, respectively, of capital lease obligations. In the first six months of 2003, the Company also received proceeds of $1.0 million from the sale-leaseback of technology and communications equipment.

We have a $150.0 million senior secured revolving credit facility, which expires in August 2005. On February 13, 2004, we and the agent and lenders amended the credit agreement to provide for a “springing” lock-box arrangement. Under this arrangement, we now maintain a lock-box from which we may apply cash receipts to any corporate purpose so long as our monthly average availability does not fall below $20.0 million and we are not in default under the credit agreement. The agent and the lenders maintain a security interest in our lock-box and, upon the occurrence of either of the foregoing triggering events, may redirect funds from the lock-box to a loan account in the name of the lenders on a daily basis and applied against the revolving loan balance. Effective with the amendment, we classified the outstanding borrowings under the credit facility as long-term liabilities.

As of June 30, 2004, we had revolving credit borrowings of $84.5 million at an average interest rate of 3.3% with a maturity date of August 2005. The Company had $58.2 million of total excess credit available under the credit facility, which includes the daily minimum amount of $10.0 million. During the six months ended June 30, 2004, our monthly average collateral availability exceeded the required monthly minimum average, and our daily revolving availability was in excess of the required minimum of $10.0 million each day. At June 30, 2004, we had letters of credit totaling $7.2 million, primarily for health and workers compensation insurance. We are currently evaluating opportunities to refinance our existing credit facility in advance of its maturity in August 2005.

We believe that cash generated from our operations and funds available under our credit facility will provide sufficient funds to meet our currently anticipated short-term and long-term liquidity and capital expenditure requirements.

Divestitures

In April 2004, our Board of Directors authorized management to enter into negotiations regarding the sale of our American Pine Products manufacturing facility in Prineville, Oregon. Based on that authorization, Huttig and Woodgrain Millwork, Inc. engaged in negotiations and due diligence towards a possible sale.

As part of Woodgrain’s due diligence on the business, a previously unknown release of petroleum hydrocarbons and pentachlorophenol was discovered in soil and groundwater at the American Pine Products facility. See “Environmental Regulation” below. When we began formal negotiations with Woodgrain, both we and Woodgrain intended that the land, buildings and building improvements of American Pine Products would be included in the sale. However, due to the discovery of the contamination, Woodgrain proposed to change the deal structure to exclude the purchase of the land, building and building improvements. This, along with several other negotiation issues, significantly stalled discussions between Huttig and Woodgrain. Based on these circumstances at June 30, 2004, management of Huttig did not believe that the sale of American Pine Products was probable.

On July 29, 2004, we and Woodgrain negotiated and entered into an agreement to sell substantially all of the assets, but excluding the land, buildings and building improvements, of American Pine Products to Woodgrain. On August 2, 2004, we completed the sale and received sale proceeds of $14.3 million, which we used to pay down trade payables and debt. Also, on August 2, 2004, Huttig and Woodgrain entered into a ten year lease for the land, building and building improvements with an option to renew the lease for an additional five year period. Woodgrain will be required to purchase the land, buildings and building improvements for $1.3 million if the Oregon Department of Environmental Quality issues a no further action letter prior to the expiration of the lease term; however, we can give no assurances that we will obtain this letter prior to the expiration of the lease term, if at all.

We also entered into a non-exclusive supply agreement with Woodgrain under which we have agreed to purchase mouldings, doors, windows, door frames and other millwork products from Woodgrain for a period of five years. The supply agreement requires that we purchase a certain minimum volume of such products from Woodgrain and requires the sale of such products at competitive market prices for domestic and offshore products, and with minimum required lead times. The minimum volume requirements represent less than half of our current overall requirements for such products. If Woodgrain is unable to meet our needs, such products are readily available from other suppliers.

We continue to discuss the possible sale of our Builder Resource branches in Kansas City with several potentially interested buyers, but no definitive agreements have been reached. While we are continuing to attempt to sell our branches in the Kansas City area, we do not believe the sale of these branches is probable to occur within one year and can give no assurance that a sale can be completed.

We also had been negotiating the sale of our Builder Resource branch in Baltimore with a potential buyer, subject to the buyer’s ability to obtain necessary bank financing. In July, we learned that the potential buyer could not obtain the necessary financing. We are attempting to find other buyers for this location and considering other alternatives, but we do not believe the sale of this branch is likely to occur within one year and can give no assurance that a sale can be completed.

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

In 1995, Huttig was identified as a potentially responsible party in connection with the clean up of contamination at a formerly owned property in Montana that was used for the manufacture of wood windows. We are voluntarily remediating this property under the oversight of and in cooperation with the Montana Department of Environmental Quality and are complying with a 1995 unilateral administrative order of the Montana DEQ to complete a remedial investigation and feasibility study. The remedial investigation was completed and approved in 1998 by the Montana DEQ, which has issued its final risk assessment of this property. In March 2003, the Montana DEQ approved Huttig’s work plan for conducting a feasibility study to evaluate alternatives for cleanup. In July 2004, we submitted the feasibility study report, which evaluated several potential remedies, including continuation and enhancement of remedial measures already in place and operating. The Montana DEQ will comment on the feasibility study report and its recommended remedy, and then will select a final remedy, publish a record of decision and negotiate with Huttig for an administrative order of consent on the implementation of the final remedy. Management currently believes that the Montana DEQ will select the final remedy in late 2004 or early 2005 and that the remediation will take several more years to complete. During remediation, we intend to continue monitoring the site, evaluating and improving upon the selected remedy, and reporting regularly to the Montana DEQ. Based on our experience to date in remediating this site, we do not believe that the scope of remediation that the Montana DEQ ultimately determines will have a material adverse effect on our results of operations or financial condition. We spent less than $0.1 million on remediation costs at this site in the three months ended June 30, 2004 and $0.1 million in the six months ended June 30, 2004. The annual level of future remediation expenditures is difficult to estimate because of the uncertainty relating to the final remedy to be selected. We have accrued $0.7 million for costs of remediating this site and believe this accrual represents management’s best estimate, based on current facts and circumstances, of the currently expected costs of continued remediation. Until the Montana DEQ selects a final remedy, however, management can give no assurance as to the scope or cost to Huttig of the final remediation order.

In June 2004, as part of the due diligence conducted by a party interested in acquiring the American Pine Products facility, a previously unknown release of petroleum hydrocarbons and pentachlorophenol, or PCP, was discovered in soil and groundwater at the facility. Based on the initial investigation, we believe that the source of the contamination was a former wood-dipping operation on the property that was discontinued approximately 20 years ago, prior to our acquiring the facility. We have voluntarily reported this discovery to the Oregon Department of Environmental Quality and indicated our intent to participate in the Oregon DEQ’s voluntary cleanup program. Pursuant to this program we will investigate and, if necessary, remediate the property under the oversight of the Oregon DEQ. We are currently conducting a preliminary assessment of the scope of contamination and potential required remediation, and reviewing whether we can recover our costs from other possible responsible parties, including previous owners of this facility. Because our review is in its initial stage, we are unable, at this time, to determine whether any remediation or other action may be necessary or to estimate the cost, if any, to remediate this property.

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

Cautionary Statement

Certain statements in this Form 10-Q contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements regarding:

•	the effect of known contingencies, including risks relating to environmental and legal proceedings, on our financial condition, cash flow and results of operations;

•	the future impact of competition, our ability to maintain favorable terms with our suppliers and transition to alternative suppliers of building products, and the effects of slower economic activity on our results of operations;

•	our future business success, sales volume and growth, product mix and results of operations;

•	our liquidity and exposure to market risk;

•	the likelihood and timing of any divestitures; and

•	cyclical and seasonal trends.

The words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “believe,” “estimate,” “project” or similar expressions identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

These statements present management’s expectations, beliefs, plans and objectives regarding our future business and financial performance. These forward-looking statements are based on current projections, estimates, assumptions and judgments, and involve known and unknown risks and uncertainties. There are a number of factors that could cause our actual results to differ materially from those expressed or implied in the forward-looking statements. These factors include, but are not limited to, the following:

•	the strength of the national and local new residential construction and home improvement and remodeling markets, which in turn depend on factors such as

•	interest rates,

•	immigration patterns,

•	regional demographics,

•	employment levels,

•	availability of credit,

•	prices of commodity wood products,

•	consumer confidence and

•	weather conditions,

•	the level of competition in our industry,

•	our relationships with suppliers of the products we distribute,

•	our ability to comply with availability requirements and financial covenants under our revolving credit facility,

•	fluctuation in prices of commodity wood and steel products,

•	costs of complying with environmental laws and regulations,

•	our exposure to product liability claims, and

•	our ability to attract and retain key personnel.

Additional information concerning these and other factors that could materially affect our results of operations and financial condition are included in our most recent Annual Report on Form 10-K. We disclaim any obligation to publicly update or revise any of these forward-looking statements.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have exposure to market risk as it relates to effects of changes in interest rates. We had debt outstanding at June 30, 2004 under our secured revolving credit facility of $84.5 million.

All of our bank debt accrues interest at a floating rate basis of between 200 and 300 basis points above LIBOR. If market interest rates for LIBOR had been different by an average of 1% for the first six months ended June 30, 2004, our interest expense and income before taxes would have changed by $0.3 million. These amounts are determined by considering the impact of the hypothetical interest rates on our borrowing cost. This analysis does not consider the effects of any change in the overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our financial structure.

We are subject to periodic fluctuations in the price of wood and steel commodities. Profitability is influenced by these changes as prices change between the time we buy and sell the wood or steel. In addition, to the extent changes in interest rates affect the housing and remodeling market, we would be affected by such changes.

ITEM 4 – CONTROLS AND PROCEDURES

The Company, under the supervision and with the participation of our Disclosure Committee and management, including our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities and Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective as of June 30, 2004 in all material respects in (a) causing information required to be disclosed by us in reports that we file or submit under the Securities and Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (b) causing such information to be accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control on financial reporting during the Company’s fiscal second quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

In June 2004, as part of the due diligence conducted by a party interested in acquiring the American Pine Products facility, a previously unknown release of petroleum hydrocarbons and pentachlorophenol, or PCP, was discovered in soil and groundwater at the facility. Based on the initial investigation, we believe that the source of the contamination was a former wood-dipping operation on the property that was discontinued approximately 20 years ago, prior to our acquiring the facility. We have voluntarily reported this discovery to the Oregon Department of Environmental Quality and indicated our intent to participate in the DEQ’s voluntary cleanup program. Pursuant to this program we will investigate and, if necessary, remediate the property under the oversight of the DEQ. We are currently conducting a preliminary assessment of the scope of contamination and potential required remediation, and reviewing whether we can recover our costs from other possible responsible parties, including previous owners of this facility. Because our review is in its initial stage, we are unable, at this time, to determine whether any remediation or other action may be necessary or to estimate the cost, if any, to remediate this property.

In August 2004, Huttig was dismissed from its previously reported lawsuit filed in Superior Court of California, County of Alameda, by an individual alleging that he suffered personal injury as a result of exposure to asbestos-containing products distributed by Huttig and/or Rugby Building Products, Inc.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our Annual Meeting of Shareholders on April 26, 2004. At the Annual Meeting, shareholders elected the following directors for terms of office expiring in 2007.

Director	Votes For	Votes Withheld
E. Thayer Bigelow, Jr.	16,477,547	642,231
Grant W. Bruce	16,626,047	493,731
Richard S. Forte`	16,663,040	456,738

Pursuant to the terms of the Proxy Statement for the Annual Meeting, proxies received were voted, unless authority was withheld, in favor of the election of the three directors named above.

After the Annual Meeting, the term of office as a director of the Company of each of the following directors continued: R. S. Evans, Alan S. J. Durant, Dorsey R. Gardner, Michael A. Lupo and Delbert H. Tanner.

At the Annual Meeting of Shareholders, the following matters were also voted upon:

•	Approval of the selection of KPMG LLP as independent auditors for 2004

Votes For	16,946,020
Votes Against	92,124
Abstentions	81,634
Broker Non-Votes	—

ITEM 6 — EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the company. (Incorporated by reference to Exhibit 3.1 to the Form 10 filed with the Commission on September 21, 1999.)

3.2	Bylaws of the company as amended as of July 22, 2002. (Incorporated by reference to Exhibit 3.2 to the Form 10-Q filed with the Commission on August 14, 2002.)

10.1	Asset Purchase and Sale Agreement dated July 29, 2004 between the Company and Woodgrain Millwork, Inc.

10.2	Master Supply Agreement dated August 2, 2004 between the Company and Woodgrain Millwork, Inc. +

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

+	Certain portions of this agreement have been omitted pursuant to a confidential treatment request and filed separately with the Securities and Exchange Commission.

(b)	Reports on Form 8-K

On April 7, 2004, we filed a Current Report on Form 8-K, dated April 6, 2004, reporting our press release updating the first quarter and full year guidance of expected net income and sales.

On April 16, 2004, we filed a Current Report on Form 8-K, dated April 14, 2004, reporting our press release setting forth our financial results for the first quarter of 2004.

On May 24, 2004, we filed a Current Report on Form 8-K, dated May 7, 2004, reporting our press release dated May 7, 2004, announcing the appointment of J. Keith Matheney to the Board of Directors; reporting our press release dated May 11, 2004, announcing the promotion of Carl A. Liliequist to Executive Vice President of the Company; and reporting our press release dated May 20, 2004, announcing the retirement and resignation of Grant W. Bruce from the Company’s Board of Directors.

On June 29, 2004, we filed a Current Report on Form 8-K, dated June 28, 2004, reporting our change of certifying accountants for the Company’s Savings and Profit Sharing Plan.

On July 16, 2004, we filed a Current Report on Form 8-K, dated July 15, 2004, reporting our press release setting forth our financial results for the second quarter of 2004.

On July 30, 2004, we filed a Current Report on Form 8-K, dated July 29, 2004, reporting our press release announcing the sale of American Pine Products to Woodgrain Millwork, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUTTIG BUILDING PRODUCTS, INC.

Date: August 10, 2004	/S/ MICHAEL A. LUPO
Michael A. Lupo President, Chief Executive Officer And Director (Principal Executive Officer)

Date: August 10, 2004	/S/ THOMAS S. MCHUGH
Thomas S. McHugh Vice President – Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the company. (Incorporated by reference to Exhibit 3.1 to the Form 10 filed with the Commission on September 21, 1999.)

3.2	Bylaws of the company as amended as of July 22, 2002 (Incorporated by reference to Exhibit 3.2 to the Form 10-Q filed with the Commission on August 14, 2002.)

10.1	Asset Purchase and Sale Agreement dated July 29, 2004 between the Company and Woodgrain Millwork, Inc.

10.2	Master Supply Agreement dated August 2, 2004 between the Company and Woodgrain Millwork, Inc. +

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

+	Certain portions of this agreement have been omitted pursuant to a confidential treatment request and filed separately with the Securities and Exchange Commission.