Form 10-Q
period 2004-09-30
HUTTIG BUILDING PRODUCTS INC
filed 2004-11-12
CIK 1093082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

The number of shares of Common Stock outstanding on September 30, 2004 was 19,435,701 shares.

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2004 AND DECEMBER 31, 2003

(In Millions)

	September 30, 2004	December 31, 2003
	(unaudited)
ASSETS

Current Assets:
Cash and equivalents (including restricted cash - see Note 3)	$14.9	$5.0
Trade accounts receivable, net	103.1	69.6
Inventories, net	97.4	68.3
Assets held for sale	1.9	17.4
Other current assets	5.4	6.5

Total current assets	222.7	166.8

Property, Plant and Equipment:
Land	6.5	6.5
Building and improvments	32.7	32.3
Machinery and equipment	27.7	27.1

Gross property, plant and equipment	66.9	65.9
Less accumulated depreciation	33.4	30.9

Property, plant and equipment, net	33.5	35.0

Other Assets:
Goodwill, net	13.6	13.6
Other	3.6	3.0
Deferred income taxes	2.2	7.6

Total other assets	19.4	24.2

Total Assets	$275.6	$226.0

see notes to consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2004 AND DECEMBER 31, 2003

(In Millions, Except Share and Per Share Data)

	September 30, 2004	December 31, 2003
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Current portion of debt	$5.7	$1.4
Trade accounts payable	77.4	63.5
Deferred income taxes	3.9	4.4
Accrued compensation	12.1	9.4
Other accrued liabilities	8.8	7.1

Total current liabilities	107.9	85.8

Non-current Liabilities:
Debt	78.4	66.4
Other non-current liabilities	1.7	1.6

Total non-current liabilities	80.1	68.0

Shareholders’ Equity:
Preferred shares; $.01 par (5,000,000 shares authorized)	—	—
Common shares; $.01 par (50,000,000 shares authorized; at September 30, 2004 and December 31, 2003 - 20,896,145 shares issued)	0.2	0.2
Additional paid-in capital	33.4	33.4
Retained earnings	61.8	46.4
Unearned compensation - restricted stock	(0.1)	(0.1)

Less: Treasury shares, at cost (1,460,444 shares at September 30, 2004 and December 31, 2003)	(7.7)	(7.7)

Total shareholders’ equity	87.6	72.2

Total Liabilities and Shareholders’ Equity	$275.6	$226.0

see notes to consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

(UNAUDITED)

(In Millions, Except Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net Sales	$265.1	$230.7	$736.4	$610.4

Cost of Sales and Operating Expenses:				—
Cost of sales	212.8	184.8	589.2	492.8
Operating expenses	41.4	36.0	120.5	107.1
Depreciation and amortization	1.2	1.3	3.8	3.9
Gain on disposal of capital assets	(0.3)	(0.6)	(0.8)	(0.5)

Total cost of sales and operating expenses	255.1	221.5	712.7	603.3

Operating Profit	10.0	9.2	23.7	7.1

Other Income (Expense):
Interest expense, net	(1.2)	(1.4)	(3.4)	(5.4)
Write-off of unamortized loan fees	(0.5)	—	(0.5)	—
Unrealized gain on derivatives	—	—	—	0.7

Total other expense, net	(1.7)	(1.4)	(3.9)	(4.7)

Income from Continuing Operations Before Income Taxes	8.3	7.8	19.8	2.4

Provision for Income Taxes	3.2	2.9	6.7	0.9

Income from Continuing Operations	5.1	4.9	13.1	1.5

Income from Discontinued Operations, Net of Taxes	0.8	0.3	2.3	0.3

Net Income	$5.9	$5.2	$15.4	$1.8

Net Income from Continuing Operations Per Basic Share	$0.27	$0.25	$0.67	$0.08
Net Income from Discontinued Operations Per Basic Share	0.04	0.02	0.12	0.01

Net Income Per Basic Share	$0.31	$0.27	$0.79	$0.09

Weighted Average Basic Shares Outstanding	19.4	19.4	19.4	19.5

Net Income from Continuing Operations Per Dilutive Share	$0.26	$0.25	$0.66	$0.08
Net Income from Discontinued Operations Per Dilutive Share	0.04	0.02	0.12	0.01

Net Income Per Diluted Share	$0.30	$0.27	$0.78	$0.09

Weighted Average Diluted Shares Outstanding	20.0	19.5	19.8	19.5

see notes to consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

(UNAUDITED)

(In Millions)

	Common Shares Outstanding, at Par Value	Additional Paid-In Capital	Retained Earnings	Unearned Compensation- Restricted Stock	Accumulated Other Comprehensive Loss	Treasury Shares, at Cost	Total Shareholders’ Equity
Balance at January 1, 2003	$0.2	$33.5	$43.0	$(0.4)	$(0.6)	$(7.5)	$68.2

Net income			1.8				1.8

Fair market value adjustment of derivatives, net of tax					0.6		0.6

Comprehensive income			1.8		0.6		2.4

Restricted stock issued, net of forfeitures and amortization expense		(0.1)		0.3		(0.2)	—

Balance at September 30, 2003	$0.2	$33.4	$44.8	$(0.1)	$—	$(7.7)	$70.6

Balance at January 1, 2004	$0.2	$33.4	$46.4	$(0.1)	$—	$(7.7)	$72.2

Net income			15.4				15.4

Balance at September 30, 2004	$0.2	$33.4	$61.8	$(0.1)	$—	$(7.7)	$87.6

see notes to consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

(UNAUDITED)

(In Millions)

	Nine Months Ended September 30,
	2004	2003
Cash Flows From Operating Activities:
Net income	$15.4	$1.8
Adjustments to reconcile net income to cash used in operations (excluding the effect of dispositions):
Net income from discontinued operations	(2.3)	(0.3)
Depreciation and amortization	4.4	4.4
Write-off of unamortized loan fees	0.5	—
Gain on disposal of capital assets	(0.8)	(0.5)
Deferred income taxes	4.9	2.9
Unrealized gain on derivatives, net	—	(0.7)
Accrued postretirement benefits	(0.2)	(0.2)
Changes in operating assets and liabilities:
Trade accounts receivable	(35.7)	(33.2)
Inventories	(29.0)	(5.6)
Other current assets	0.7	2.0
Trade accounts payable	15.9	5.5
Accrued liabilities	5.4	2.5
Other	(0.2)	(0.3)

Net cash from operating activities of continuing operations	(21.0)	(21.7)
Net cash from operating activities of discontinued operations	(3.2)	1.2

Total cash from operating activities	(24.2)	(20.5)

Cash Flows From Investing Activities:
Capital expenditures	(2.3)	(2.1)
Proceeds from disposition of capital assets	1.2	1.1
Proceeds from disposition of discontinued operations	20.5	—

Total cash from investing activities	19.4	(1.0)

Cash Flows From Financing Activities:
Borrowing (repayment) of former credit facility, net	(63.5)	20.9
Borrowing under new credit agreement, net	81.0	—
Repayment of capital lease obligations	(1.2)	(1.0)
Debt issuance costs	(1.6)	—
Proceeds from sale-leaseback of equipment	—	1.0

Total cash from financing activities	14.7	20.9

Net Increase (Decrease) in Cash and Equivalents	9.9	(0.6)

Cash and Equivalents, Beginning of Period	5.0	3.4

Cash and Equivalents, End of Period	$14.9	$2.8

Supplemental Disclosure of Cash Flow Information:
Interest paid	$3.0	$5.0
Income taxes paid (received)	$(2.5)	$(2.1)
Non-cash financing activities:
Equipment acquired with capital lease obligations	$—	$2.7

see notes to consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BASIS OF PRESENTATION

The consolidated financial statements included herein have been prepared by Huttig Building Products, Inc. (the “Company” or “Huttig”) on a consolidated basis, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with the U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the necessary disclosures have been made for a fair statement of the results for the interim period presented. It is recommended that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K. The financial information contained herein reflects, in the opinion of management, all adjustments necessary to present fairly, consisting of normal recurring items and the results for the interim periods presented. Certain amounts in the prior period consolidated financial statements have been reclassified to be consistent with the current period’s presentation.

The consolidated results of operations and resulting cash flows for the interim periods presented are not necessarily indicative of the results that might be expected for the full year. Due to the seasonal nature of Huttig’s business, operating profitability is usually lower in the Company’s first and fourth quarters than in the second and third quarters.

2. STOCK-BASED EMPLOYEE COMPENSATION

The Company accounts for its stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost other than restricted stock is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The table that follows illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

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

Had the compensation cost for these plans been determined according to SFAS No. 123, the Company’s net income and earnings per share would have been the following pro forma amounts for the three and nine months ended September 30, 2004 and 2003 (in millions, except per share amount):

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Net income as reported	$5.9	$5.2	$15.4	$1.8
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(0.1)	(0.1)	(0.5)	(0.1)

Net income, pro forma	$5.8	$5.1	$14.9	$1.7

Basic income per share:
As reported	$0.31	$0.27	$0.79	$0.09
Pro Forma	$0.30	$0.26	$0.77	$0.09
Diluted income per share:
As reported	$0.30	$0.27	$0.78	$0.09
Pro Forma	$0.29	$0.26	$0.75	$0.09

3. CASH AND EQUIVALENTS

The Company considers all liquid interest-earning investments with a maturity of three months or less at the date of purchase to be cash equivalents. The carrying value of cash and equivalents approximates their fair value. At September 30, 2004, the Company had $7.7 million in restricted cash that was committed to support $7.4 million in outstanding letters of credit, primarily for health and workers compensation insurance. In October 2004, these outstanding letters of credit were supported by our current credit agreement. The restricted cash was released during October 2004 and was used to reduce debt.

4. DEBT

Debt consisted of the following at September 30, 2004 and December 31, 2003 (in millions):

	September 30, 2004	December 31, 2003
Revolving Credit agreement	$51.0	$63.5
Term Loan	30.0	—
Capital lease and note payable	3.1	4.3

Total debt	84.1	67.8
Less: current portion	5.7	1.4

Long-term debt	$78.4	$66.4

Credit Agreement - On September 24, 2004, the Company refinanced certain indebtedness outstanding under its existing credit agreement using proceeds from a new credit agreement entered into among the Company, LaSalle Bank National Association, as administrative agent, and the lenders party thereto (the “Credit Agreement”). The Credit Agreement provides for a term loan facility of $30 million and a revolving credit facility of $130 million. The revolving credit facility may be increased, subject to certain conditions, to a maximum availability of $180 million.

The term loan facility provides for quarterly principal payments of $1.1 million on December 31, 2004 and each March 31, June 30, September 30 and December 31 thereafter. Subject to certain exceptions, the Company is required to repay amounts outstanding under the Credit Agreement from the cash proceeds of asset dispositions, debt or equity securities issuances and insurance claims related to the Company’s real estate. The entire unpaid balance under the Credit Agreement is due and payable on September 23, 2009, the maturity date of the Credit Agreement.

The Credit Agreement is guaranteed by Huttig, Inc., a wholly owned subsidiary of the Company, and is secured by (i) a pledge to the administrative agent of the capital stock of the Company’s subsidiaries, and (ii) the grant of security interests and liens on substantially all of the consolidated assets of the Company and its subsidiaries, excluding, among other things, certain specified real estate assets.

At any time after the Company has delivered its 2004 audited financial statements to the lending group, if the Company obtains an investment rating from Standard & Poor’s of BBB-, Moody’s Investor Service of Baa3 or Fitch’s

Rating Agency of BBB-, the Administrative Agent and the Lenders will consider, at the Company’s request, the release of all the collateral securing the Credit Agreement. The indebtedness under the Credit Agreement would then be a general unsecured obligation of the Company.

The Credit Agreement contains financial covenants, including a fixed charge coverage ratio, a senior debt to EBITDA ratio, an asset coverage ratio, and a tangible net worth ratio. The Credit Agreement also contains restrictive covenants pertaining to the management and operations of the Company and its subsidiaries. The covenants include, among others, limitations on indebtedness, guarantees, letters of credit, liens, investments, distributions, mergers, acquisitions, asset sales, fundamental corporate changes, transactions with affiliates, and issuance of stock. As of September 30, 2004, the Company was in compliance with all debt covenants.

The Credit Agreement provides for events of default customary in facilities of this type, including (i) failure to make payments when due, (ii) default by the Company or its subsidiaries under any agreement relating to indebtedness in excess of $1.0 million, (iii) default by the Company or its subsidiaries under material contracts for the purchase or sale of goods, (iv) bankruptcy defaults, (v) breach of covenants, (vi) breach of representations or warranties in any material respect when made, (vii) ERISA defaults, (viii) judgments in excess of $1.0 million, (ix) any collateral document ceasing to be in full force and effect or any security interest or lien created thereby ceasing to be enforceable and of the same effect and priority purported to be created thereby, and (x) any subordination provision governing subordinated debt or a guaranty of subordinated debt ceasing to be in full force and effect.

Proceeds from the Credit Agreement were used to repay in full the outstanding balance on the credit agreement dated as of August 12, 2002, among the Company, the domestic subsidiaries of the Company party thereto, the lending institutions party thereto, J.P. Morgan Business Credit Corp., as advisor, JPMorgan Chase Bank, as administrative agent and collateral agent, and the other agents party thereto. The obligations repaid totaled approximately $77 million when the former credit agreement was terminated effective as of September 24, 2004. As of September 30, 2004, the Company had revolving credit borrowings of $51.0 million and a $30.0 million term loan under the Credit Agreement.

In September 2004, the Company entered into an interest rate swap agreement, which will expire in September 2009, which mirrors the $30.0 million term loan and provides a fixed rate of interest of 3.76% plus the applicable borrowing spread of between 100 and 200 basis points above LIBOR. This interest rate swap is used to hedge interest rate risks related to the Company’s variable rate term loan and is accounted for as a cash flow hedge.

5. COMMITMENTS AND CONTINGENCIES

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

In August 2004, the Company was dismissed from its previously reported lawsuit filed in Superior Court of California, County of Alameda, by an individual alleging that he suffered personal injury as a result of exposure to asbestos-containing products distributed by the Company and/or Rugby Building Products, Inc.

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

In 1995, Huttig was identified as a potentially responsible party in connection with the clean up of contamination at a formerly owned property in Montana that was used for the manufacture of wood windows. Huttig is voluntarily remediating this property under the oversight of and in cooperation with the Montana Department of Environmental Quality (“MDEQ”), and is complying with a 1995 unilateral administrative order of the MDEQ to complete a remedial investigation and feasibility study. The remedial investigation was completed and approved in 1998 by the MDEQ, which has issued its final risk assessment of this property. In March 2003, the MDEQ approved Huttig’s work plan for conducting a feasibility study to evaluate alternatives for cleanup. In July 2004, Huttig submitted the feasibility study report, which evaluated several potential remedies, including continuation and enhancement of remedial measures already in place and operating. The MDEQ will comment on the feasibility study report and its recommended remedy, and then will select a final remedy, publish a record of decision and negotiate with Huttig for an administrative order of consent on the implementation of the final remedy. Management currently believes that the MDEQ will select the final remedy in late 2004 or early 2005 and that the remediation will take several more years to complete. During remediation, Huttig intends to continue monitoring the site, evaluating and improving upon the selected remedy, and reporting regularly to the MDEQ. Based on our experience to date in remediating this site, Huttig does not believe that the scope of remediation that the MDEQ ultimately determines will have a material adverse effect on its results of operations or financial condition. The Company spent less than $0.1 million on remediation costs at this site in the three months ended September 30, 2004 and $0.1 million in the nine months ended September 30, 2004. The annual level of future remediation expenditures is difficult to estimate because of the uncertainty relating to the final remedy to be selected. The Company has accrued $0.7 million for costs of remediating this site and believes this accrual represents management’s best estimate, based on current facts and circumstances, of the currently expected costs of continued remediation. Until the MDEQ selects a final remedy, however, management can give no assurance as to the scope or cost to Huttig of the final remediation order.

In June 2004, as part of the due diligence conducted by a party interested in acquiring the American Pine Products facility, a previously unknown release of petroleum hydrocarbons and pentachlorophenol, or PCP, was discovered in soil and groundwater at the facility. Based on the initial investigation, the Company believes that the source of the contamination was a former wood-dipping operation on the property that was discontinued approximately 20 years ago, prior to Huttig acquiring the facility. The Company has voluntarily reported this discovery to the Oregon Department of Environmental Quality (“ODEQ”) and has agreed to participate in the ODEQ’s voluntary cleanup program. Pursuant to this program the Company is investigating and, if necessary, remediate the property under the oversight of the ODEQ. The Company is currently conducting a preliminary assessment of the scope of contamination and potential required remediation, and reviewing whether it can recover its costs from other possible responsible parties, including previous owners of this facility. Because the Company’s review is in its initial stage, the Company is unable, at this time, to determine whether any remediation or other action may be necessary or to estimate the cost, if any, to remediate this property.

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

6. BASIC AND DILUTED NET INCOME PER SHARE

The following table sets forth the computation of net income per basic and diluted share (net income amounts in millions, share amounts in thousands, per share amounts in dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income (numerator)	$5.9	$5.2	$15.4	$1.8

Weighted average number of basic shares outstanding (denominator)	19,436	19,447	19,436	19,483

Net income per basic share	$0.31	$0.27	$0.79	$0.09

Weighted average number of basic shares outstanding	19,436	19,447	19,436	19,483

Common stock equivalents for diluted common shares outstanding	534	47	383	33

Weighted average number of diluted shares outstanding (denominator)	19,970	19,494	19,819	19,516

Net income per diluted share	$0.30	$0.27	$0.78	$0.09

Stock options to purchase 1,060,400 shares for the three and nine months ended September 30, 2003, were not dilutive and, therefore, were not included in the computations of diluted income per share amounts.

7. DIVESTITURES

On August 2, 2004, the Company sold to Woodgrain Millwork, Inc. substantially all of the assets, but excluding the land, buildings and building improvements, of American Pine Products, a mouldings manufacturing facility in Prineville, Oregon. The Company received sale proceeds of $14.3 million, which it used to pay down trade payables and debt. The Company also entered into a ten year lease with Woodgrain Millwork, Inc. for the land, building and building improvements with an option to renew the lease for an additional five year period. Woodgrain will be required to purchase the land, buildings and building improvements if the Oregon Department of Environmental Quality issues, prior to the expiration of the lease term, a no further action letter with respect to certain soil and groundwater contamination previously discovered; however, the Company can give no assurance that this letter will be obtained. See Note 5. American Pine Products was reported as discontinued operations and the related assets were classified as held for sale effective July 29, 2004 (the date of the definitive agreement).

On August 30, 2004, the Company sold the operations and certain assets, including inventory and equipment, of its Builder Resource branches located in the Kansas City area to McCray Lumber Company. The Company received $6.6 million, which was used to pay down debt. The Company retained accounts receivable of approximately $8.1 million, of which the Company collected $4.6 million through September 30, 2004.

All of the Builder Resource branches in the Kansas City area were reported as discontinued operations and the related assets were classified as held for sale effective August 30, 2004.

The Company has entered into a definitive agreement to sell the operations and certain assets, including inventory and equipment, of its Builder Resource branch in Baltimore to Builder Resource Supply Corporation an entity owned by the current general manager of the branch. The Company will receive cash proceeds of up to $175,000 at closing and will finance the cost of inventory and the book value of other acquired assets in excess of $175,000 for a term of five years with a simple interest loan with interest accruing at 6% per annum. The Company is retaining the accounts receivable of this business and expects closing to occur in December 2004. As of September 30, 2004, the Company reported this branch as a discontinued operation and related assets were classified as held for sale effective September 30, 2004. The carrying cost of the assets of the business approximates fair market value.

The following are major classes of assets for the discontinued operations described above that were held for sale at September 30, 2004 and December 31, 2003:

DISCONTINUED OPERATIONS

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2004	December 31, 2003
ASSETS:
Trade accounts receivable	$—	$1.3
Inventories	1.6	11.3
Other current assets	—	0.5
Property, plant, and equipment	0.3	4.3

Net Assets Held for Sale	$1.9	$17.4

Operating results of these discontinued operations are shown below:

DISCONTINUED OPERATIONS

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Third Quarter		Nine Months
(In millions)	2004	2003	2004	2003
Net Sales	$16.7	$26.4	$66.3	$68.6

Cost of Sales and Operating Expenses:
Cost of sales	12.3	21.8	51.5	56.6
Operating expenses	3.0	3.7	10.3	10.4
Depreciation and amortization	0.2	0.4	0.9	1.1
Gain on disposal of capital assets	(0.1)	—	(0.1)	—

Total cost of sales and operating expenses	15.4	25.9	62.6	68.1

Operating Profit from Discontinued Operations
Before Income Taxes	1.3	0.5	3.7	0.5

Provision for Income Taxes	0.5	0.2	1.4	0.2

Net Income from Discontinued Operations	$0.8	$0.3	$2.3	$0.3

The following table provides selected consolidated financial information of our continuing and discontinued operations on a quarterly basis for each quarter of 2003 and year-to-date 2004 (in millions, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2003
Total net sales	$196.4	$225.4	$257.1	$230.4	$909.3
Less net sales from discontinued operations	19.7	22.4	26.4	33.8	102.3

Net sales from continuing operations	176.7	203.0	230.7	196.6	807.0

Total gross profit	35.0	43.9	50.5	46.7	176.1
Less gross profit from discontinued operations	2.8	4.5	4.7	4.8	16.8

Gross profit from continuing operations	32.2	39.4	45.8	41.9	159.3

Total operating profit (loss)	(6.3)	4.3	9.7	3.5	11.2
Less operating profit (loss) from discontinued operations	(1.3)	1.3	0.5	0.6	1.1

Operating profit (loss) from continuing operations	(5.0)	3.0	9.2	2.9	10.1

Net income (loss)	(5.0)	1.6	5.2	1.5	3.3
Less net income (loss) from discontinued operations	(0.8)	0.8	0.3	0.3	0.6

Net income (loss) from continuing operations	(4.2)	0.8	4.9	1.2	2.7

Net income (loss) per diluted share	(0.25)	0.08	0.27	0.08	0.17
Net income (loss) per diluted share from discontinued operations	(0.04)	0.04	0.02	0.02	0.03

Net income (loss) per diluted share from continuing operations	(0.21)	0.04	0.25	0.06	0.14

					Nine Months
2004
Total net sales	$243.1	$277.8	$281.8		$802.7
Less net sales from discontinued operations	22.1	27.4	16.7		66.3

Net sales from continuing operations	221.0	250.4	265.1		736.4

Total gross profit	48.4	56.9	56.7		162.0
Less gross profit from discontinued operations	4.2	6.1	4.4		14.8

Gross profit from continuing operations	44.2	50.8	52.3		147.2

Total operating profit	5.4	10.7	11.3		27.4
Less operating profit from discontinued operations	0.3	2.1	1.3		3.7

Operating profit from continuing operations	5.1	8.6	10.0		23.7

Net income	2.7	6.8	5.9		15.4
Less net income from discontinued operations	0.2	1.3	0.8		2.3

Net income from continuing operations	2.5	5.5	5.1		13.1

Net income per diluted share	0.14	0.35	0.30		0.78
Less net income per diluted share from discontinued operations	0.01	0.07	0.04		0.12

Net income per diluted share from continuing operations	0.13	0.28	0.26		0.66

8. SUBSEQUENT EVENTS

On October 28, 2004, the Company announced that it had signed a letter of intent to purchase privately owned Texas Wholesale Building Materials, Inc. of Dallas for $16.5 million in cash. The acquisition is expected to close by year-end and is subject to due diligence, the negotiation and execution of a definitive agreement and customary closing conditions.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Huttig is a distributor of building materials used principally in new residential construction and in home improvement, remodeling, and repair work. We distribute our products through 49 distribution centers serving 47 states and are sold primarily to building materials dealers, national buying groups, home centers and industrial users including makers of manufactured homes.

During the third quarter, we sold the American Pine Products division, a manufacturer of softwood mouldings, and Builder Resource branches located in the Kansas City area.

The following table sets forth our sales from continuing operations, by product classification as a percentage of total sales, for the three and nine months ended September 30, 2004 and 2003.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Millwork(1)	51%	52%	52%	55%
General Building Products(2)	29%	30%	28%	27%
Wood Products(3)	20%	18%	20%	18%

Total Net Product Sales	100%	100%	100%	100%

(1)	Includes exterior and interior doors, pre-hung door units, windows, patio doors, mouldings, frames, stair parts and columns.
(2)	Includes roofing, siding, insulation, flashing, housewrap, connectors and fasteners, decking, drywall, kitchen and other miscellaneous building products.
(3)	Includes lumber, panels and engineered wood products.

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

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles, which require management to make estimates and assumptions. Management bases these estimates and assumptions on historical results and known trends as well as our forecasts as to how these might change in the future. Actual results could differ from these estimates and assumptions. See Part II, Item 7 - “Critical Accounting Policies,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

Results of Operations

Three Months Ended September 30, 2004 Compared to the Three Months Ended September 30, 2003

Continuing Operations

Net sales from continuing operations for the three months ended September 30, 2004, were $265.1 million, which was $34.4 million, or 15%, higher than the third quarter of 2003. Sales in all product categories achieved double-digit sales growth over the same quarter last year. Millwork sales increased $13.9 million, or 11%, over the prior year to $135.0 million, with interior and exterior doors up 11% and 10%, respectively. Other millwork products, primarily mouldings, columns and stairs, were up 22%. Sales of building products increased $8.4 million, or 12%, from a year ago to $77.2 million, led by increases in siding, decking, fasteners and connectors, railings, flashing, insulation, and housewrap. Wood products sales increased $12.1 million, or 30%, over the prior year to $52.9 million. Higher commodity wood and steel prices contributed approximately $7 million to third quarter sales from a year ago. Same branch sales increased 17% in the third quarter of 2004 over the same quarter in 2003. Increases in sales were achieved despite the impact of four hurricanes that struck in the third quarter in the Southeast and Mid-Atlantic states. We estimate that the shipping days lost because of these storms cost us a minimum of $4.0 million in net sales.

Gross profit increased $6.4 million, or 14%, to $52.3 million in the third quarter of 2004 from $45.9 million in the same period of 2003. Gross profit as a percentage of sales declined to 19.7% for the quarter ended September 30, 2004 compared with 19.9% in the third quarter of 2003. The decrease in gross margins during the third quarter of 2004 versus 2003 was primarily due to the impact of weaker margins on lumber and panel products and product mix. Also contributing to the margin decrease was the slowdown resulting from the hurricanes in the Southeast, where we sell primarily millwork, which carries higher margins.

Operating expenses as a percentage of sales remained level at 15.6% compared to the 2003 quarter. Operating expenses were $41.4 million in the third quarter of 2004, or $5.4 million higher than the third quarter of 2003. Personnel expense increased $3.6 million in the third quarter of 2004 over the same period in 2003, primarily associated with higher profitability and increased sales volume. Non-personnel expense increased $2.0 million, principally due to higher outside service expenses, fuel costs, vehicle and machinery rent and maintenance, and supplies. Bad debt expense was $0.2 million lower than a year ago.

Depreciation and amortization was $1.2 million for the quarter ended September 30, 2004, compared to $1.3 million in the same period a year ago.

We recognized a $0.3 million gain on disposal of capital assets during the third quarter of 2004 from the sale of a vacant facility. During the third quarter of 2003, we recorded a $0.6 million gain on the sale of a vacant facility.

Net interest expense was $1.2 million in the third quarter of 2004, which was $0.2 million less than the same period in 2003. The decrease reflects a reduction in our average debt outstanding versus a year ago. Average debt during the third quarter of 2004 was $92.0 million versus $98.9 million in the third quarter of 2003.

During the third quarter of 2004, we recorded a non-cash charge of $0.5 million to write off the remaining unamortized loan fees related to our previous credit facility, which we refinanced on September 24, 2004.

As a result of the foregoing factors, pretax income from continuing operations increased by $0.5 million to $8.3 million in the third quarter of 2004 compared to $7.8 million in the third quarter of 2003.

Income taxes were calculated at an effective rate of 38.6% and 38.0% for the three-month periods ended September 30, 2004 and 2003, respectively.

Discontinued Operations

Net sales from our discontinued operations of American Pine Products and Builder Resource branches in the Kansas City and Baltimore areas were $16.7 million in the third quarter of 2004, compared with $26.5 million in the same period of 2003. The decrease in sales was due to the sale of American Pine Products on August 2, 2004 and the sale of the Builder Resource branches in the Kansas City area on August 30, 2004. Operating income from our discontinued operations was $1.3 million in the third quarter of 2004 compared with $0.5 million in the third quarter of 2003. The profit improvement over the prior year came from American Pine Products, which benefited significantly from wood inflation in 2004.

Nine Months Ended September 30, 2004 Compared to the Nine Months Ended September 30, 2003

Continuing Operations

Net sales from continuing operations for the nine months ended September 30, 2004, were $736.4 million, which was $126.0 million, or 21%, higher than the same period in 2003. Sales in all product categories achieved double-digit sales growth over the prior year. Millwork sales increased $48.6 million, or 14%, over the prior year to $384.7 million, with interior and exterior doors up 18% and 15%, respectively. Other millwork products, primarily mouldings, columns and stairs, were up 15%. Sales of building products increased $40.8 million, or 25%, from a year ago to $207.3 million, led by increases in siding, decking, fasteners and connectors, railings, insulation and housewrap. Wood products sales increased $36.6 million, or 34%, over the prior year to $144.4 million. Higher commodity wood and steel prices contributed approximately $21.0 million to increase in sales from a year ago. Same branch sales increased 22% in 2004 over 2003.

Gross profit increased $29.6 million, or 25%, to $147.2 million in the nine months ended September 2004 from $117.6 million in the same period of 2003. Gross profit as a percentage of sales improved to 20.0% for the first nine months in 2004 compared with 19.3% for the same period of 2003. Higher commodity wood and steel prices contributed approximately $2 million, or 0.3%, to the total increase in 2004 gross profit margin over a year ago. The remaining increase in gross profit percentage during the nine months of 2004 versus 2003 was due to an increase in margins on certain product lines, primarily exterior and interior doors, other millwork items and building products.

Operating expenses as a percentage of sales declined to 16.4% from 17.5% a year ago due to greater operating leverage. Operating expenses were $120.5 million or $13.4 million higher than the corresponding prior year period. Personnel expense increased $9.8 million for the nine months over the same period in 2003, primarily associated with higher profitability and increased sales volume. Non-personnel expense increased $3.5 million, principally due to higher vehicle liability insurance reserves, outside service expenses, fuel costs, vehicle and machinery rent and maintenance, and supplies. Bad debt expense was $0.1 million higher than a year ago.

Depreciation and amortization was $3.8 million for the nine months ended September 30, 2004, compared to $3.9 million in the same period a year ago.

We recognized a $0.8 million gain on disposal of capital assets during the nine months ended September 30, 2004, from the sale of vacant facilities. During the same period in 2003, we recorded a $0.5 million gain on the sale of vacant facilities.

Net interest expense was $3.4 million in the first nine months of 2004, which is $2.0 million less than the same period in 2003. The decrease reflects a reduction in our effective borrowing rate after the expiration of our interest rate swaps in May 2003 and a reduction in our average debt outstanding. Average debt during the nine months of 2004 was $92.8 million versus $94.0 million in the same period of 2003.

During the nine months ended September 30, 2004, we recorded a non-cash charge of $0.5 million to write off the remaining unamortized loan fees related to our previous credit facility, which we refinanced on September 24, 2004.

During the first nine months of 2003, we recorded a $0.7 million gain in the fair value on two interest rate swaps that did not qualify as hedges for accounting purposes. These interest rate swaps expired in May 2003.

As a result of the foregoing factors, pretax income increased by $17.4 million to $19.8 million in the nine months of 2004 compared to $2.4 million in the prior year period.

Income taxes were calculated at an effective rate of 33.5% and 38.0% for the nine months ended September 30, 2004 and 2003, respectively. During the second quarter of 2004, we successfully closed audits of our federal and state tax returns related to the years 1999 to 2001, which resulted in a tax rate of 28.4% in the second quarter of 2004. We expect that the full year tax rate in 2004 will be 36% versus 38% in 2003.

Discontinued Operations

Net sales from our discontinued operations of American Pine Products and Builder Resource branches in the Kansas City and Baltimore areas was $66.3 million for the nine months ended September 30, 2004, compared with $68.6 million for the same period in 2003. The decrease in sales was due to the sale of American Pine Products on August 2, 2004 and the sale of the Builder Resource branches in the Kansas City area on August 30, 2004. Operating income from our discontinued operations were $3.7 million for the nine months ended September 30, 2004, compared with $0.5 million for the same period in 2003. The profit improvement over the prior year came primarily from American Pine Products, which benefited significantly from wood inflation in 2004.

Liquidity and Capital Resources

We depend on cash flow from operations and funds available under our secured credit facility to finance seasonal working capital needs, capital expenditures and any acquisitions that we may undertake. Our working capital requirements are generally greatest in the second and third quarters, which reflects the seasonal nature of our business. The second and third quarters are also typically our strongest operating quarters, largely due to more favorable weather throughout many of our markets compared to the first and fourth quarters. We typically generate cash from working capital reductions in the fourth quarter of the year and build working capital during the first quarter in preparation for our second and third quarters. We also maintain significant inventories to meet rapid delivery requirements of our customers and to enable us to obtain favorable pricing, delivery and service terms with our suppliers. At September 30, 2004 and 2003, inventories constituted approximately 35% and 38%, respectively, of our total assets. We closely monitor operating expenses and inventory levels during seasonally affected periods and, to the extent possible, manage variable operating costs to minimize seasonal effects on our profitability.

We measure our net operating working capital as the sum of net trade accounts receivable, net FIFO inventories and trade accounts payable. At September 30, 2004 and 2003, and December 31, 2003, our net operating working capital, days sales outstanding and inventory turns were as follows:

	September 30, (a)		December 31, 2003(a)
	2004	2003
Trade accounts receivable, net	$103.1	$99.9	$69.6
FIFO inventories, net	107.7	87.0	77.2
Trade accounts payable	(77.4)	(81.6)	(63.6)

Net operating working capital	133.4	105.3	83.2

Net operating working capital as % of annualized quarterly net sales (1)	12.2%	11.1%	9.4%
Days sales outstanding (2)	34.4	35.2	31.3
Inventory turns (3)	6.6	7.1	6.5

(a)	Balances and ratios are based on continuing operations
(1)	Determined by dividing quarter end average net operating working capital by annualized quarterly net sales.
(2)	Determined by dividing month end trade accounts receivable, net, by current month net sales, then multiplying by 30.
(3)	Determined by averaging the two most recent monthly warehouse and production cost of sales, dividing by month end FIFO inventory, net, then multiplying by 12.

Cash used in operating activities from continuing operations decreased by $0.7 million to $21.0 million for the nine months ended September 30, 2004, from $21.7 million in 2003. The decrease in cash used by operating activities primarily reflects higher net income due to increased sales volume compared to the nine months ended September 2003, offset by an increase in working capital. Accounts receivable increased during the year by $35.7 million compared to an increase of $33.2 million a year ago. The year-over-year increase in accounts receivable related primarily to 21% higher sales in the current year versus a year ago. Days sales outstanding improved by 0.8 days to 34.4 days at September 30, 2004 from 35.2 days at September 30, 2003. Inventory increased during the year by $29.0 million compared to an increase of $5.6 million during the first nine months of last year. Most of the increase over 2003 was to support higher sales volume. Inventory was also higher due to lost shipping days from the hurricanes during the third quarter of 2004. Our inventory turns have declined by a half-turn to 6.6 turns at September 30, 2004 from 7.1 turns at September 30, 2003. Accounts payable increased by $15.9 million during 2004 compared to $5.5 million a year ago. The increase in accounts payable resulted principally from higher purchases as evidenced by higher inventories.

Cash used in discontinued operations during 2004 was $3.2 million compared to $1.2 million in cash provided by discontinued operations in 2003. The $4.4 million use of cash was primarily due to the payment of retained liabilities, comprised primarily of trade payables.

Cash provided from investing activities for the first nine months of 2004 reflects $20.5 million in proceeds from the disposition of American Pine Products and our Builder Resource locations in the Kansas City area. It also reflects the $2.3 million of capital expenditures for normal operating activities, which were offset by $1.2 million of proceeds from the sale of two vacant facilities. In the first nine months of 2003, cash used in investing activities reflect the $2.1 million of capital expenditures for continuing operations, which were offset by $1.1 million of proceeds for the sale of a vacant facility.

Cash provided from financing activities for the nine months ended September 30, 2004 and 2003 primarily reflect the $17.5 million and $20.9 million in net borrowings, respectively, under our revolving credit facilities. In both 2004 and 2003, cash was used to pay back $1.2 million and $1.0 million, respectively, of capital lease obligations. In the first nine months of 2004, we incurred debt issuance costs of $1.6 million from our new credit facility. In the first nine months of 2003, we also received proceeds of $1.0 million from the sale-leaseback of technology and communications equipment.

On September 24, 2004, we refinanced certain indebtedness outstanding under our former credit facility using proceeds from a new credit facility entered into among Huttig, LaSalle Bank National Association, as administrative agent, and the lenders party thereto (the “Credit Agreement”). The Credit Agreement provides for a term loan facility of $30 million and a revolving credit facility of $130 million. The revolving credit facility may be increased, subject to certain conditions, to a maximum availability of $180 million.

The term loan facility provides for quarterly principal payments of $1.1 million on December 31, 2004 and each March 31, June 30, September 30 and December 31 thereafter. Subject to certain exceptions, we are required to repay amounts outstanding under the Credit Agreement from the cash proceeds of asset dispositions, debt or equity securities issuances and insurance claims related to our real estate. The entire unpaid balance under the Credit Agreement is due and payable on September 23, 2009, the maturity date of the Credit Agreement.

The Credit Agreement is guaranteed by Huttig, Inc., a wholly owned subsidiary of Huttig, and is secured by (i) a pledge to the administrative agent of the capital stock of Huttig’s subsidiaries, and (ii) the grant of security interests and liens on substantially all of the consolidated assets of Huttig and our subsidiaries, excluding, among other things, certain specified real estate assets.

At any time after we have delivered our 2004 audited financial statements to the lending group, if we obtain an investment rating from Standard & Poor’s of BBB-, Moody’s Investor Service of Baa3 or Fitch’s Rating Agency of BBB-, the Administrative Agent and the Lenders will consider, at our request, the release of all the collateral securing the Credit Agreement. The indebtedness under the Credit Agreement would then be a general unsecured obligation of Huttig.

The Credit Agreement contains financial covenants, including a fixed charge coverage ratio, a senior debt to EBITDA ratio, an asset coverage ratio, and a tangible net worth ratio. The Credit Agreement also contains restrictive covenants pertaining to the management and operations of Huttig and its subsidiaries. The covenants include, among others, limitations on indebtedness, guarantees, letters of credit, liens, investments, distributions, mergers, acquisitions, asset sales, fundamental corporate changes, transactions with affiliates, and issuance of stock. As of September 30, 2004, we were in compliance with all debt covenants.

The Credit Agreement provides for events of default customary in facilities of this type, including (i) failure to make payments when due, (ii) default by Huttig or our subsidiaries under any agreement relating to indebtedness in excess of $1.0 million, (iii) default by Huttig or our subsidiaries under material contracts for the purchase or sale of goods, (iv) bankruptcy defaults, (v) breach of covenants, (vi) breach of representations or warranties in any material respect when made, (vii) ERISA defaults, (viii) judgments in excess of $1.0 million, (ix) any collateral document ceasing to be in full force and effect or any security interest or lien created thereby ceasing to be enforceable and of the same effect and priority purported to be created thereby, and (x) any subordination provision governing subordinated debt or a guaranty of subordinated debt ceasing to be in full force and effect.

Proceeds from the Credit Agreement were used to repay in full the outstanding balance on the former credit agreement dated as of August 12, 2002, among Huttig, the domestic subsidiaries of Huttig party thereto, the lending institutions party thereto, J.P. Morgan Business Credit Corp., as advisor, JPMorgan Chase Bank, as administrative agent and collateral agent, and the other agents party thereto. The obligations repaid totaled approximately $77 million when the former credit agreement was terminated effective as of September 24, 2004. As of September 30, 2004, we had revolving credit borrowings of $51.0 million, and a $30.0 million term loan under the new Credit Agreement.

In September 2004, we entered into an interest rate swap agreement, which expires in September 2009, which will mirror the $30.0 million term loan and provide a fixed rate of interest of 3.76% plus the applicable borrowing spread of between 100 and 200 basis points above LIBOR. This interest rate swap is used to hedge interest rate risks related to our variable rate term loan and is accounted for as a cash flow hedge.

We believe that cash generated from our operations and funds available under our credit facility will provide sufficient funds to meet our currently anticipated short-term and long-term liquidity and capital expenditure requirements.

Divestitures

On August 2, 2004, Huttig sold to Woodgrain Millwork, Inc. substantially all of the assets, but excluding the land, buildings and building improvements, of American Pine Products, a mouldings manufacturing facility in Prineville, Oregon. We received sale proceeds of $14.3 million, which we used to pay down trade payables and debt. We also entered into a ten year lease with Woodgrain Millwork, Inc. for the land, building and building improvements with an option to renew the lease for an additional five year period. Woodgrain will be required to purchase the land, buildings and building improvements if the Oregon Department of Environmental Quality issues, prior to the expiration of the lease term, a no further action letter with respect to certain soil and groundwater contamination previously discovered; however, we can give no assurance that this letter will be obtained. American Pine Products was reported as discontinued operations and the related assets at the facility were classified as held for sale effective July 29, 2004 (the date of the definitive agreement).

On August 30, 2004, we sold the operations and certain assets, including inventory and equipment, of our Builder Resource branches located in the Kansas City area to McCray Lumber Company. We received $6.6 million, which we used to pay down debt. We retained accounts receivable of approximately $8.1 million and have collected $4.6 million through September 30, 2004.

All of the Builder Resource branches in the Kansas City area were reported as discontinued operations and the related assets were classified as held for sale effective August 30, 2004.

In November 2004, we entered into an agreement to sell the operations and certain assets, including inventory and equipment, of our Builder Resource branch in Baltimore to Builder Resource Supply Corporation an entity owned by the current general manager of the branch. We will receive cash proceeds of up to $175,000 at closing and will finance the cost of inventory and the book value of other acquired assets in excess of $175,000 for a term of five years with a simple interest loan with interest accruing at 6% per annum. We are retaining the accounts receivable of this business and expect closing to occur in December 2004. As of September 30, 2004, we have reported this branch as a discontinued operation and related assets were classified as held for sale effective September 30, 2004. The carrying cost of the assets of the business approximates fair market value.

Acquisitions

In October 2004, we signed a letter of intent to purchase privately owned Texas Wholesale Building Materials, Inc., a Dallas-based distributor of millwork and building products, for $16.5 million in cash. Texas Wholesale operates through two facilities, a 260,000 square foot distribution center in Dallas and a 12,000 square foot facility in Tulsa. It would provide Huttig with our first full line distribution operation in the state of Texas, in accordance with our acquisition strategy. We expect that the Texas Wholesale business will provide Huttig with incremental sales in the range of $90 million to $100 million and will be accretive to net income in 2005.

We expect to close the acquisition by year-end; however, it is subject to our completing due diligence, the negotiation and execution of a definitive agreement and customary closing conditions.

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

In 1995, Huttig was identified as a potentially responsible party in connection with the clean up of contamination at a formerly owned property in Montana that was used for the manufacture of wood windows. We are voluntarily remediating this property under the oversight of and in cooperation with the Montana Department of Environmental Quality and are complying with a 1995 unilateral administrative order of the Montana DEQ to complete a remedial investigation and feasibility study. The remedial investigation was completed and approved in 1998 by the Montana DEQ, which has issued its final risk assessment of this property. In March 2003, the Montana DEQ approved Huttig’s work plan for conducting a feasibility study to evaluate alternatives for cleanup. In July 2004, we submitted the feasibility study report, which evaluated several potential remedies, including continuation and enhancement of remedial measures already in place and operating. The Montana DEQ will comment on the feasibility study report and its recommended remedy, and then will select a final remedy, publish a record of decision and negotiate with Huttig for an administrative order of consent on the implementation of the final remedy. Management currently believes that the Montana DEQ will select the final remedy in late 2004 or early 2005 and that the remediation will take several more years to complete. During remediation, we intend to continue monitoring the site, evaluating and improving upon the selected remedy, and reporting regularly to the Montana DEQ. Based on our experience to date in remediating this site, we do not believe that the scope of remediation that the Montana DEQ ultimately determines will have a material adverse effect on our results of operations or financial condition. We spent less than $0.1 million on remediation costs at this site in the three months ended September 30, 2004 and $0.1 million in the nine months ended September 30, 2004. The annual level of future remediation expenditures is difficult to estimate because of the uncertainty relating to the final remedy to be selected. We have accrued $0.7 million for costs of remediating this site and believe this accrual represents management’s best estimate, based on current facts and circumstances, of the currently expected costs of continued remediation. Until the Montana DEQ selects a final remedy, however, management can give no assurance as to the scope or cost to Huttig of the final remediation order.

In June 2004, as part of the due diligence conducted by a party interested in acquiring the American Pine Products facility, a previously unknown release of petroleum hydrocarbons and pentachlorophenol, or PCP, was discovered in soil and groundwater at the facility. Based on the initial investigation, we believe that the source of the contamination was a former wood-dipping operation on the property that was discontinued approximately 20 years ago, prior to our acquiring the facility. We have voluntarily reported this discovery to the Oregon Department of Environmental Quality and have agreed to participate in the Oregon DEQ’s voluntary cleanup program. Pursuant to this program we are investigating and, if necessary, remediate the property under the oversight of the Oregon DEQ. We are currently conducting a preliminary assessment of the scope of contamination and potential required remediation, and reviewing whether we can recover our costs from other possible responsible parties, including previous owners of this facility. Because our review is in its initial stage, we are unable, at this time, to determine whether any remediation or other action may be necessary or to estimate the cost, if any, to remediate this property.

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

Cautionary Statement

Certain statements in this Form 10-Q contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements regarding:

•	the effect of known contingencies, including risks relating to environmental and legal proceedings, on our financial condition, cash flow and results of operations;

•	the future impact of competition, our ability to maintain favorable terms with our suppliers and transition to alternative suppliers of building products, and the effects of slower economic activity on our results of operations;

•	our future business success, sales volume and growth, product mix and results of operations;

•	our liquidity and exposure to market risk;

•	the likelihood and timing of any divestitures;

•	our expectations of the contribution of the Texas Wholesale business to our results of operations; and

•	cyclical and seasonal trends.

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

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have exposure to market risk as it relates to effects of changes in interest rates. We had debt outstanding at September 30, 2004 under our secured revolving credit facility of $51.0 million and a term loan of $30.0 million.

In September 2004, we entered into an interest rate swap agreement, which will expire in September 2009, which will mirror the $30.0 million term loan and provide a fixed rate of interest of 3.76% plus the applicable borrowing spread of between 100 and 200 basis points above LIBOR. This interest rate swap is used to hedge interest rate risks related to our variable rate term loan and is accounted for as a cash flow hedge. There will be no impact on cash flow as a result of the accounting required by SFAS No. 133 for the interest rate swap agreement.

All of our bank debt under our secured revolving credit facility accrues interest at a floating rate basis of between 100 and 200 basis points above LIBOR. If market interest rates for LIBOR had been different by an average of 1% for the first nine months ended September 30, 2004, our interest expense and income before taxes would have changed by $0.4 million. These amounts are determined by considering the impact of the hypothetical interest rates on our borrowing cost. This analysis does not consider the effects of any change in the overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our financial structure.

We are subject to periodic fluctuations in the price of wood and steel commodities. Profitability is influenced by these changes as prices change between the time we buy and sell the wood or steel. In addition, to the extent changes in interest rates affect the housing and remodeling market, we would be affected by such changes.

ITEM 4 - CONTROLS AND PROCEDURES

The Company, under the supervision and with the participation of our Disclosure Committee and management, including our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities and Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective as of September 30, 2004 in all material respects in (a) causing information required to be disclosed by us in reports that we file or submit under the Securities and Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (b) causing such information to be accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control on financial reporting during the Company’s fiscal third quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 6 — EXHIBITS

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of the company. (Incorporated by reference to Exhibit 3.1 to the Form 10 filed with the Commission on September 21, 1999.)

3.2	Bylaws of the company as amended as of July 22, 2002. (Incorporated by reference to Exhibit 3.2 to the Form 10-Q filed with the Commission on August 14, 2002.)

4.1	Credit Agreement dated September 24, 2004, by and among the Company, certain of its domestic subsidiaries, LaSalle Bank National Association, as agent, and the lending institutions named therein.

10.1	Asset Purchase and Sale Agreement dated July 29, 2004 between the Company and Woodgrain Millwork, Inc. (Incorporated by reference to Exhibit 10.1 to the Form 10-Q filed with the Commission on August 10, 2004.)

10.2	Master Supply Agreement dated August 2, 2004 between the Company and Woodgrain Millwork, Inc. (Incorporated by reference to Exhibit 10.2 to the Form 10-Q filed with the Commission on August 10, 2004.) +

10.3	Asset Purchase and Sale Agreement dated August 30, 2004 between the Company and McCray Lumber Company. (Incorporated by reference to Exhibit 2.1 to the Form 8-K filed with the Commission on September 2, 2004.)

*10.4	Form of Change of Control Agreement dated July 27, 2004 between the company and each of Richard A. Baltz and Hank J. Krey. (Incorporated by reference to Exhibit 10.31 to the company’s Annual Report on Form 10-K for the year ended December 31, 2002.)

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

+	Certain portions of this agreement have been omitted pursuant to a confidential treatment request and filed separately with the Securities and Exchange Commission.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUTTIG BUILDING PRODUCTS, INC.

Date: November 12, 2004	/s/ Michael A. Lupo
Michael A. Lupo President, Chief Executive Officer And Director (Principal Executive Officer)

Date: November 12, 2004	/s/ Thomas S. McHugh
Thomas S. McHugh Vice President - Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of the company. (Incorporated by reference to Exhibit 3.1 to the Form 10 filed with the Commission on September 21, 1999.)

3.2	Bylaws of the company as amended as of July 22, 2002. (Incorporated by reference to Exhibit 3.2 to the Form 10-Q filed with the Commission on August 14, 2002.)

4.1	Credit Agreement dated September 24, 2004, by and among the Company, certain of its domestic subsidiaries, LaSalle Bank National Association, as agent, and the lending institutions named therein.

10.1	Asset Purchase and Sale Agreement dated July 29, 2004 between the Company and Woodgrain Millwork, Inc. (Incorporated by reference to Exhibit 10.1 to the Form 10-Q filed with the Commission on August 10, 2004.)

10.2	Master Supply Agreement dated August 2, 2004 between the Company and Woodgrain Millwork, Inc. (Incorporated by reference to Exhibit 10.2_to the Form 10-Q filed with the Commission on August 10, 2004.) +

10.3	Asset Purchase and Sale Agreement dated August 30, 2004 between the Company and McCray Lumber Company. (Incorporated by reference to Exhibit 2.1 to the Form 8-K filed with the Commission on September 2, 2004.)

*10.4	Form of Change of Control Agreement dated July 27, 2004 between the company and each of Richard A. Baltz and Hank J. Krey. (Incorporated by reference to Exhibit 10.31 to the company’s Annual Report on Form 10-K for the year ended December 31, 2002.)

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

+	Certain portions of this agreement have been omitted pursuant to a confidential treatment request and filed separately with the Securities and Exchange Commission.

*	Management contract or compensatory plan or arrangement.