Form 10-K
period 2004-12-31
HUTTIG BUILDING PRODUCTS INC
filed 2005-03-14
CIK 1093082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(314) 216-2600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

(Title of each class)	(Name of each exchange on which registered)
Common Stock, par value $.01 per share Preferred Share Purchase Rights	New York Stock Exchange New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒    No ☐

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of the last business day of the quarter ended June 30, 2004 was approximately $100,725,827. For purposes of this calculation only, the registrant has excluded stock beneficially owned by the registrants’ directors and officers. By doing so, the registrant does not admit that such persons are affiliates within the meaning of Rule 405 under the Securities Act of 1933 or for any other purposes.

The number of shares of Common Stock outstanding on February 28, 2005 was 19,655,701 shares.

Documents incorporated by reference and the part of this Form 10-K into which the documents are incorporated: Portions of the Definitive Proxy Statement for the 2004 Annual Meeting of Stockholders—Part III

PART I

ITEM 1—BUSINESS

General

Huttig Building Products, Inc., a Delaware corporation originally incorporated in 1913, is one of the largest domestic distributors of millwork, building materials and wood products used principally in new residential construction and in home improvement, remodeling and repair work. We distribute our products through 44 distribution centers serving 47 states. Our wholesale distribution centers sell principally to building materials dealers, national buying groups, home centers and industrial users, including makers of manufactured homes.

On January 13, 2005, we announced the acquisition of Texas Wholesale Building Materials of Dallas, Texas. The Texas acquisition represents our first full line distribution operation in the strategically important state of Texas. The Texas market is a key part of our strategic growth initiative. Our entry into this market allows us to increase our residential market opportunity by over 150,000 annual housing starts and increase our coverage to over 80% of the U.S. housing market.

Focusing on our core two-step distribution business, we sold our mouldings manufacturer, American Pine Products in August of 2004, and our one-step branches in three separate transactions in August and December of 2004, and in February of 2005. These operations are accounted for as discontinued operations, and accordingly, operating results, including cash flows, and related assets and liabilities are segregated in the consolidated financial statements for all periods presented. Through the sale of the American Pine Products and Builder Resource operations, we executed our 2004 strategy to divest all non-core operations so we can focus 100% on growing our two-step distribution of millwork, building materials and wood products.

In this Annual Report on Form 10-K, when we refer to “Huttig,” the “Company”, “we” or “us,” we mean Huttig Building Products, Inc. and its subsidiaries and predecessors unless the context indicates otherwise.

Industry Characteristics and Trends

The home building materials distribution industry is characterized by its substantial size and dependence on the cyclical and seasonal home building industry, it’s highly fragmented ownership structure and an increasingly competitive environment.

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

New housing starts in the United States increased to approximately 1.95 million in 2004 from 1.85 million in 2003, including 1.68 million single family residences in 2004 versus 1.66 million in 2003, based on data from the U.S. Census Bureau. Approximately three-fourths of single family new construction occurred in markets that we served in 2004. Including our acquisition in Texas in January of 2005, we would have covered over 80% of single family new construction in 2004. According to the U.S. Census Bureau, total spending on new residential construction in 2004 was $333 billion. The Census Bureau also estimates that aggregate expenditures for residential repair and remodeling were an additional $190 billion.

Prior to the 1970s, largely local dealers, such as lumberyards and hardware stores, sold building materials in both rural and metropolitan markets. These dealers, who generally purchased their products from wholesale distributors, sold building products directly to homeowners, contractors and homebuilders. In the late 1970s and 1980s, The Home Depot and Lowe’s began to alter this distribution channel, particularly in metropolitan markets. They began displacing local dealers by marketing a broad range of competitively priced building materials to the homeowner and small home improvement contractor. At the same time, some building materials manufacturers, such as Georgia Pacific and Weyerhaeuser, began selling their products directly to home center chains and to local dealers as well. Also, as large homebuilding companies seek to streamline the new residential construction process, we believe building materials distributors have increasing opportunities to provide higher margin turnkey products and services.

The increasingly competitive environment faced by dealers also has prompted a trend toward industry consolidation and formation of buying groups at the pro dealer level, our primary customer base, to leverage their purchasing power. We believe this trend offers significant opportunities to a company like Huttig. Many distributors in the building materials industry are small, privately-held companies that generally lack the purchasing power of a larger entity and may also lack the geographic coverage, broad lines of products and sophisticated inventory management and control systems typically needed to operate a multi-branch distribution network. These characteristics are also driving the consolidation trend in favor of companies like us that operate nationally and have significant infrastructure in place to accommodate the needs of customers across geographic regions. During 2004, we increased sales to buying groups and national accounts by over 20% versus 2003. Sales to our top 10 customers, who represent 28% of our total sales in 2004, increased by 27%.

Products

Each of our distribution centers carries a variety of products that vary by location. Our principal products are:

•	millwork, including exterior and interior doors, pre-hung door units, windows, patio doors, mouldings, frames, stair parts and columns;

•	general building products, such as roofing, siding, insulation, flashing, housewrap, connectors and fasteners, decking, drywall, kitchen and other miscellaneous building products; and

•	wood products, such as engineered wood products, including flooring and roof trusses, and other wood products, such as lumber and panels.

The following table sets forth information regarding the percentage of our net sales from continuing operations represented by our principal product categories sold during each of the last three fiscal years. While the table below generally indicates the mix of our sales by product category, changes in the prices of commodity wood products and in unit volumes sold typically affect our product mix on a year-to-year basis.

	2004	2003	2002
Millwork	52%	54%	56%
General Building Products	28%	28%	27%
Wood Products	20%	18%	17%

Millwork—Net sales of millwork were $486.1 million in 2004 versus $427.0 million and $422.5 million in 2003 and 2002, respectively. The majority of sales in this product category are from the sale of exterior and interior doors, which totaled $352.3 million, $313.3 million, and $306.0 million in 2004, 2003 and 2002, respectively. Although growth of millwork declined as a percentage of sales in 2004, door sales increased by more than $39.0 million over 2003. Sales of windows were 4% of our total sales in each of 2004, and 2003, compared with 6% in 2002. Mouldings, which were 5% of our sales in 2004, 2003 and 2002, are a complementary product line to doors and windows as part of a house’s millwork package. Profitability of these highly competitive, commodity-priced products depends upon efficient plant operations, rapid inventory turnover and quick reaction to changing market conditions. Key brands in this product category include Therma–Tru, Masonite, Woodgrain, Weathershield and L. J. Smith.

General Building Products—Net sales of general building products totaled $266.3 million in 2004 versus $220.2 million and $205.6 million in 2003 and 2002, respectively. Although growth of building products as a percentage of sales has remained the same, connectors, fasteners, and decking sales increased by more than $20.4 million over 2003. Key brands in this product category include Typar, Simpson Strong-Tie, Owens Corning, Grace and Timbertech.

Wood Products—Net sales of wood products were $186.0 million in 2004 versus $143.3 million and $123.2 million in 2003 and 2002, respectively. Growth of wood products as a percentage of sales from 2003 to 2004 resulted primarily from additional value added services and an increase in commodity wood prices. Within the wood products category, engineered wood products continue to be a focused product for our organization, as well as a strong contributor to our growth. The engineered wood product line offers us the ability to provide our customers with value added services, such as flooring take-offs, cut-to-length packages and just-in-time, cross-dock delivery capabilities. In 2004, we grew this product line by 76%, to a total of nearly $37 million.

Customers

During 2004, we served over 10,900 customers, with no single customer having accounted for more than 9% of our sales. Building materials pro dealers represent our single largest customer group. Despite the advent of the home center chains, the trend toward consolidation of pro dealers and increased direct participation in wholesale distribution by some building materials manufacturers, we believe that the wholesale distribution business continues to provide sales growth opportunities. We believe that opportunities exist for large distributors, like Huttig, that can provide higher margin, value-added services, such as pre-hanging doors, which we believe is a key service we provide at many of our branches.

Sales

Sales and operations responsibility lies with general managers at our distribution centers. Each general manager reports to a regional vice president in one of four geographic regions. Our sales organization consists of outside field sales personnel who serve customers on-site and who in turn report directly to sales managers, who report to the general managers. Our outside sales force is supported by inside customer service representatives at each branch and is compensated by a base salary plus commissions based primarily on sales margin.

Our branch and regional sales efforts are supported by a national accounts team, which coordinates sales programs with national and major regional customers and buying groups. Sales to our national account customers continue to be a large part of our growth. Total sales to national accounts for the year were $275 million, an increase of $45 million over 2003, and represented 29% of our total annual revenue. Because of the importance of national accounts to our overall business, in 2004, we added additional national account resources. Specifically we have segmented the market into three key categories: pro dealers, co-ops, and repair and remodel suppliers and we have dedicated sales resources to each segment. As the industry continues to consolidate and the organizations within these segments continue to grow, we are positioned to grow with them. Huttig is the only wholesale distributor with a national footprint that can offer these customers the wide array of both millwork and building materials, placing us in a unique position to capitalize on our customers’ growth.

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

Product Management and Marketing

In 2004, the product management organization focused on growing our business on a national level through the development and addition of new products. We were successful in continuing to increase distribution rights across many of our locations for additional product lines. In addition, we successfully introduced a Huttig brand of high quality vinyl windows to a current total of 40 locations.

We purchased products from more than 1,600 different suppliers during 2004. Approximately 75% of our inventory purchases were made from 67 major suppliers and our top five suppliers represented 35% of our inventory purchases in 2004. We negotiate with our major suppliers on a national basis to leverage our total volume purchasing power and obtain favorable payment terms and pricing, which we believe provides us with an advantage over our locally limited competitors. The majority of our purchases are made from suppliers that offer payment discount and volume related incentive programs.

We continued to expand our marketing programs in 2004 while focusing on two major initiatives. The first was to develop a comprehensive program to drive brand recognition of the Huttig name. We developed a new tag line that reflects our long history of providing creative, value-added solutions to our customers. Our new tag line “Constructive Solutions Since 1885” is the theme for a recently developed national advertising campaign designed to continue to drive Huttig’s brand recognition as a company built around people, products, value and service. The second was to develop a market research and segmentation strategy to increase business with existing and new customers. The strategy was employed to help us identify potential new customers in existing markets as well as new customers in new segments.

Competition

Our competition varies by product line, customer classification and geographic market. We compete with many local and regional building product distributors and dealers and, in certain markets and product categories, with national building product distributors and dealers. In certain markets we compete with national building materials suppliers with national distribution capability, such as Bluelinx, Boise Cascade, Weyerhaeuser and other product manufacturers that engage in direct sales, while at the same time distributing products for some of these manufacturers.

The principal factors on which we compete are:

•	pricing and availability of product;

•	service and delivery capabilities;

•	ability to assist with problem-solving;

•	customer relationships;

•	geographic coverage; and

•	breadth of product offerings.

Our size, geographic coverage and financial position are advantageous in obtaining and retaining distribution rights for brand name products. Our size also permits us to attract experienced sales and service personnel and gives us the resources to provide company-wide sales, product and service training programs. By working closely with our customers and utilizing our single information technology platform, our branches are able to maintain appropriate inventory levels and are well positioned to deliver completed orders on time.

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

We depend on cash flow from operating activities and funds available under our secured credit facility to finance seasonal working capital needs, capital expenditures and any acquisitions that we may undertake. We typically generate cash from working capital reductions in the fourth quarter of the year and build working capital during the first quarter in preparation for our second and third quarters. Our working capital requirements are generally greatest in the second and third quarters, reflecting the seasonal nature of our business. The second and third quarters are also typically our strongest operating quarters, largely due to more favorable weather throughout many of our markets compared to the first and fourth quarters. We also maintain significant inventories to meet rapid delivery requirements of our customers and to enable us to obtain favorable pricing, delivery and service terms with our suppliers. At December 31, 2004, and 2003, inventories constituted approximately 35% and 29% of our total assets. We also closely monitor operating expenses and inventory levels during seasonally affected periods and, to the extent possible, manage variable operating costs to minimize seasonal effects on our profitability.

Credit

Huttig’s corporate management establishes an overall credit policy for sales to customers and then delegates responsibility for most credit decisions to regional credit managers located within our four regions. Our credit policies, together with monitoring of customer balances, have resulted in average bad debt expense of approximately 0.1% of net sales during the last three years. Approximately 98% of our sales in 2004 were made to customers to whom we had provided credit for those sales.

Backlog

Our customers generally order products on an as-needed basis. As a result, virtually all product shipments in a given fiscal quarter result from orders received in that quarter. Consequently, order backlog represents only a very small percentage of the product sales that we anticipate in a given quarter and is not indicative of actual sales for any future period.

Tradenames

Historically, Huttig has operated under various tradenames in the markets we serve, retaining the names of acquired businesses for a period of time to preserve local identification. To capitalize on our national presence, all of our distribution centers operate under the primary tradename “Huttig Building Products.” Huttig has no material patents, trademarks, licenses, franchises, or concessions other than the Huttig Building Products® name and logo which are registered trademarks.

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

We have been identified as a potentially responsible party in connection with the cleanup of contamination at a formerly owned property in Montana and property currently owned in Oregon. See Part I, Item 3—“Legal Proceedings.”

In addition, some of our current and former distribution centers are located in areas of current or former industrial activity where environmental contamination may have occurred, and for which we, among others, could be held responsible. We currently believe that there are no material environmental liabilities at any of our distribution center locations.

Employees

As of December 31, 2004, we employed 1,978 persons, of which approximately 15% were represented by unions. We have not experienced any strikes or other work interruptions in recent years and have maintained generally favorable relations with our employees.

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

ITEM 2—PROPERTIES

Our corporate headquarters are located at 555 Maryville University Drive, Suite 240, St. Louis, Missouri 63141, in leased facilities. We lease approximately half of our distribution centers and own the rest. Warehouse space at distribution centers currently aggregates to approximately 4.2 million square feet. Distribution centers range in size from 21,100 square feet to 260,000 square feet. The types of facilities at these centers vary by location, from traditional wholesale distribution warehouses, which may have particular value-added service capabilities such as pre-hung door operations, to facilities with broad product offerings and capabilities for a wide range of value-added services. We believe that our locations are well maintained and adequate for their purposes.

The following table sets forth the geographic location of our operating facilities as of February 1, 2005:

Region	Number of Locations
Midwest	14
Northeast	10
Southeast	10
West	10

Total	44

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

We are voluntarily remediating this property under the oversight of and in cooperation with the Montana Department of Environmental Quality and are complying with a 1995 unilateral administrative order of the Montana DEQ to complete a remedial investigation and feasibility study. The remedial investigation was completed and approved in 1998 by the Montana DEQ, which has issued its final risk assessment of this property. In March 2003, the Montana DEQ approved Huttig’s work plan for conducting a feasibility study to evaluate alternatives for cleanup. In July 2004, we submitted the feasibility study report, which evaluated several potential remedies, including continuation and enhancement of remedial measures already in place and operating. The Montana DEQ will comment on the feasibility study report and its recommended remedy, and then will select a final remedy, publish a record of decision and negotiate with Huttig for an administrative order of consent on the implementation of the final remedy. Management currently believes that the Montana DEQ will select the final remedy in early to mid-2005 and that the remediation will take several more years to complete. During remediation, we intend to continue monitoring the site, evaluating and improving upon the selected remedy, and reporting regularly to the Montana DEQ. Based on our experience to date in remediating this site, we do not believe that the scope of remediation that the Montana DEQ ultimately determines will have a material adverse effect on our results of operations or financial condition. We spent approximately $0.2 million on remediation costs at this site in the year ended December 31, 2004 and approximately $0.3 million in the prior year. The annual level of future remediation expenditures is difficult to estimate because of the uncertainty relating to the final remedy to be selected. We have accrued $0.6 million for future costs of remediating this site and believe this accrual represents management’s best estimate, based on current facts and circumstances, of the currently expected costs of continued remediation. Until the Montana DEQ selects a final remedy, however, management can give no assurance as to the scope or cost to Huttig of the final remediation order.

In June 2004, as part of the due diligence conducted by a party interested in acquiring the American Pine Products facility, a previously unknown release of petroleum hydrocarbons and pentachlorophenol, or PCP, was discovered in soil and groundwater at the facility. Based on the initial investigation, we believe that the source of the contamination was a former wood-dipping operation on the property that was discontinued approximately 20 years ago, prior to our acquiring the facility. We voluntarily reported this discovery to the Oregon Department of Environmental Quality and agreed to participate in the Oregon DEQ’s voluntary cleanup program. Pursuant to this program we are investigating and, if necessary, will remediate the property under the oversight of the Oregon DEQ. We are currently conducting a preliminary assessment of the scope of contamination and potential required remediation, and reviewing whether we can recover our costs from other possible responsible parties, including previous owners of this facility. Because our review is in its initial stage, we are unable, at this time, to determine whether any remediation or other action may be necessary or to estimate the cost, if any, to remediate this property.

On January 19, 2005, we entered into a settlement agreement with The Rugby Group Ltd., and Rugby IPD Corp., a former subsidiary of The Rugby Group Ltd. (collectively, “Rugby”), settling the pending lawsuit filed by Huttig in the Supreme Court of the State of New York. The parties agreed to dismiss the pending litigation without prejudice and without any admission of liability in any respect by any party. In accordance with the terms of the settlement, The Rugby Group Ltd. paid to Huttig $0.6 million on January 19, 2005, for reimbursement of costs that Huttig had already incurred. In addition, Huttig and Rugby each released the other from further liabilities with respect to the underlying asbestos-related liabilities and claims and any future asbestos-related liabilities and claims, subject to termination of the joint defense agreement described below. Huttig and Rugby also have agreed to certain other terms typical for a settlement agreement of this kind.

Under the terms of a joint defense agreement entered into by Huttig and Rugby on January 19, 2005, the parties agreed to jointly defend any future asbestos-related claims relating to the business acquired by Rugby Building Products, Inc. in 1994. Any asbestos-related claim against Huttig not related to that business, of which none has been filed to date, is not covered by the joint defense agreement. The parties have established a joint defense fund to which the Company and The Rugby Group Ltd. will contribute specified amounts in equal shares from time to time and from which they will pay amounts incurred in connection with covered claims. The joint defense agreement has a term of 10 years and may be terminated by Huttig or The Rugby Group Ltd. if either of their respective contributions to the joint defense fund exceeds a specified cap. We believe that it is unlikely that a termination right will occur during the term of the joint defense agreement, but there can be no assurances that will be the case. In the event of a termination of the joint defense agreement, the settlement agreement will be deemed to have been rescinded, and we, or in certain circumstances, The Rugby Group Ltd., may re-institute the litigation between the parties. While we believe that its factual allegations and legal claims are meritorious, there can be no assurance at this time that, if this litigation is renewed, we will recover any of its costs related to future asbestos-related claims from Rugby or from insurance carriers or that such costs will not have a material adverse effect on our business or financial condition.

Huttig Building Products, Inc. and our former-employee driver have both been named as defendants in a wrongful-death lawsuit that alleges liability for damages arising out of an accident that occurred on January 8, 2004 in Tampa, FL. The lawsuit commenced on or about January 28, 2005. The case is still pending in the Federal District Court, District of Florida, Middle District, Tampa Division. Defendants have denied liability for the claim and are defending themselves in the litigation. The case is in an early, pre-discovery stage. At this time, management cannot reasonably predict the ultimate or likely outcome in this matter. For further information see “Contingencies” under “Critical Accounting Policies”.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our shareholders during the fourth quarter of 2004.

PART II

ITEM 5—	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange and trades under the symbol “HBP.”

At February 28, 2005, there were approximately 2,661 holders of record of our common stock. The following table sets forth the range of high and low sale prices of the common stock on the New York Stock Exchange Composite Tape during each quarter of the years ended December 31, 2004 and 2003:

	High	Low
2004
First Quarter	5.39	3.04
Second Quarter	8.75	4.90
Third Quarter	9.50	6.95
Fourth Quarter	10.52	7.51
2003
First Quarter	3.30	1.98
Second Quarter	3.06	2.00
Third Quarter	3.48	2.55
Fourth Quarter	3.25	2.35

We have never declared, nor do we anticipate at this time declaring or paying, any cash dividends on our common stock in the foreseeable future in order to make cash generated available for use in operations, debt reduction, stock repurchases and, if any, acquisitions. Provisions of our senior secured revolving credit facility contain various covenants, which, among other things, limit our ability to incur indebtedness, incur liens, make certain types of acquisitions, declare or pay dividends or make restricted payments, consolidate, merge or sell assets. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

See Part III, Item 12, for information on securities authorized for issuance under equity compensation plans.

ITEM 6—SELECTED CONSOLIDATED FINANCIAL DATA

The following table summarizes certain selected financial data of continuing operations of Huttig for each of the five years in the period ended December 31, 2004. The information contained in the following table may not necessarily be indicative of our past or future performance. Such historical data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto included elsewhere in this report.

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(In Millions, Except Per Share Data)
Income Statement Data:(1)
Net sales	$938.4	$790.5	$751.3	$805.1	$927.0
Depreciation and amortization	5.1	5.2	4.7	4.7	4.3
Operating profit	28.9	8.0	8.8	13.9	27.3
Interest expense, net	4.6	6.5	9.4	10.0	11.1
Income from continuing operations before income taxes	23.8	2.2	(0.4)	2.2	15.4
Provision for income taxes	8.2	0.8	(0.2)	0.3	4.6
Net income (loss) from continuing operations	15.6	1.4	(0.2)	1.8	10.8
Per share:
Net income (loss) from continuing operations (basic)	0.80	0.07	(0.01)	0.09	0.52
Net income (loss) from continuing operations (diluted)	0.78	0.07	(0.01)	0.09	0.52

Balance Sheet Data (at end of year):
Total assets	215.0	226.0	233.5	246.3	249.2
Debt—bank and capital leases(2)	37.5	67.8	67.9	73.6	81.1
Total shareholders’ equity	91.0	72.2	68.2	79.1	81.0

(1)	Amounts have been restated to exclude operations classified as discontinued in 2004.
(2)	Debt includes both current and long-term portions of bank debt and capital leases. See Note 4 to our consolidated financial statements.
(3)	We have never declared, nor do we anticipate at this time declaring or paying, any cash dividends on our common stock in the foreseeable future.

ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Huttig is a distributor of building materials used principally in new residential construction and in home improvement, remodeling, and repair work. We distribute our products through 44 distribution centers serving 47 states and are sold primarily to building materials dealers, national buying groups, home centers and industrial users including makers of manufactured homes.

Industry Conditions

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

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States, which require management to make estimates and assumptions (see Note 1 to the consolidated financial statements). Management bases these estimates and assumptions on historical results and known trends, as well as our expectations as to how these might change in the future. Actual results could differ from these estimates, assumptions and expectations. We believe that, of our significant accounting policies, the following may involve a higher degree of judgment and complexity.

Accounts Receivable—Trade accounts receivable consist of amounts owed for orders shipped to customers and are stated net of an allowance for doubtful accounts. Huttig’s corporate management establishes an overall credit policy for sales to customers and is responsible for all credit decisions. The reserve for bad debt is determined based on a number of factors including when customer accounts exceed 90 days past due or sooner depending on the credit strength of the customer. Our credit policies, together with monitoring of customer balances, have resulted in average bad debt expense of approximately 0.1% of net sales during the last three years.

Inventory—Inventories are valued at the lower of cost or market. We review inventories on hand and record a provision for slow-moving and obsolete inventory based on historical and expected sales.

Valuation of Goodwill and Other Long-Lived Assets—We test the carrying value of our goodwill for impairment on an annual basis and between annual tests in certain circumstances. The carrying value of goodwill is considered impaired when the discounted cash flow is less than the carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of goodwill. We test the carrying value of other long-lived assets, including intangible and other tangible assets, for impairment when events and circumstances warrant such review. The carrying value of long-lived assets are considered impaired when the anticipated undiscounted cash flows from such assets are less than the carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved.

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

Supplier Rebates—We enter into agreements with certain vendors providing for inventory purchase rebates upon achievement of specified volume purchasing levels. We record vendor rebates as a reduction of the cost of inventory purchased.

Results of Operations

Fiscal 2004 Compared to Fiscal 2003

Continuing Operations

Net sales from continuing operations were $938.4 million, which was $147.9 million, or 19%, higher than 2003. Same branch sales increased 20% in 2004 over 2003 and sales in all product categories achieved double-digit sales growth over the prior year. Millwork sales increased $59.1 million, or 14%, over the prior year to $486.1 million, with interior and exterior doors up 15% and 11%, respectively. Other millwork products, primarily mouldings, columns and stairs, were up 27%. Sales of building products increased $46.1 million, or 21%, from a year ago to $266.3 million, led by increases in siding, decking and railings, fasteners and connectors, flashing, insulation, and housewrap. Wood products sales increased $42.7 million, or 30%, over the prior year to $186.0 million, with engineered wood product sales up 76%. Excluding the impact of wood and steel inflation, which contributed approximately $26.0 million to sales growth, primarily in the first nine months of 2004, sales from continuing operations increased 16% from 2003 to 2004. Increases in sales were achieved despite the impact of four hurricanes, which slowed construction in the third and fourth quarters in the Southeast and Mid-Atlantic regions. By the end of 2004, sales had begun rebounding in the affected regions and December sales were 30% higher than the previous year.

Gross profit increased $31.0 million, or 21%, to $182.0 million in 2004 from $151.0 million in 2003. Gross profit as a percentage of sales increased 30 basis points to 19.4% in 2004, including LIFO (last in, first out) expense of $1.5 million, or 0.2%, resulting from inflation in wood and steel prices as compared to LIFO income of $0.2 million in 2003. Higher commodity wood and steel prices contributed approximately $3.9 million, or 0.4%, to the total increase in 2004 gross profit margin over a year ago.

Operating expenses as a percentage of sales decreased to 16.3% in 2004 compared to 17.6% in 2003. Operating expenses were $152.6 million in the current year, or $13.7 million higher than the prior year. Personnel expense, which includes commissions, wages, benefits and bonuses, increased $9.2 million in 2004 over 2003, primarily associated with higher profitability and increased sales volume. Non-personnel expense increased $4.3 million, principally due to higher vehicle liability insurance reserves, outside service expenses, fuel costs, vehicle and machinery rent and maintenance, and supplies. Bad debt expense was $0.2 million higher than 2003.

We recognized a $4.6 million gain on disposal of capital assets during 2004 from the sale of facilities, as we moved into larger, leased facilities. During 2003, we recorded a $1.1 million gain on the sale of two facilities.

Net interest expense was $4.6 million in 2004, which was $1.9 million less than 2003. The decrease reflects the reduction in our effective borrowing rate and average debt outstanding compared to 2003, resulting from entering into a new credit facility as stated in “Liquidity and Capital Resources”.

During 2004, we recorded a non-cash charge of $0.5 million to write off the remaining unamortized loan fees related to our previous credit facility, which we refinanced on September 24, 2004.

As a result of the foregoing factors, pretax income from continuing operations increased by $21.6 million to $23.8 million in 2004 compared to $2.2 million in 2003.

Income taxes as a percentage of pre-tax income were 34.3% and 38.0% for 2004 and 2003, respectively. The decrease in the rate in 2004 versus 2003 was due to closing audits of our federal and state tax returns related to the years 1999 to 2001. The tax rate in 2005 is expected to be 38.0%.

Discontinued Operations

Net sales from our discontinued operations of American Pine Products and Builder Resource branches were $100.0 million in 2004, compared with $118.8 million in 2003. The decrease in sales was due to the sale of American Pine Products on August 2, 2004 and the sale of the Builder Resource branches in the Kansas City area on August 30, 2004. Operating income from our discontinued operations was $5.4 million in 2004 compared with $3.2 million in 2003. The profit improvement over the prior year came from American Pine Products, which benefited from $4.9 million in additional sales and $2.0 million of additional gross margin caused from wood inflation in 2004. The sale of these branches approximated net book value, with the gain on sale of these branches less than $0.1 million.

Fiscal 2003 Compared to Fiscal 2002

Continuing Operations

Net sales from continuing operations were $790.5 million, which was $39.2 million, or 5%, higher than 2002. Same branch sales increased 6% in 2003 over 2002. Sales in all product categories achieved double-digit sales growth over the prior year with the exception of millwork. Wood products sales increased $20.1 million, or 16%, over the prior year to $143.3 million. Sales of building products increased $14.6 million, or 7%, from a year ago to $220.2 million, led by increases in siding, decking, fasteners and connectors, railings, flashing, insulation, and housewrap. Millwork sales increased by $4.5 million, or 1% over the prior year to $427.0 million. Combined sales of exterior doors and interior doors were $7.3 million higher than the prior year.

Gross profit increased $8.4 million, or 6%, to $151.0 million in 2003 from $142.6 million in 2002. Gross profit as a percentage of sales slightly increased to 19.1% compared with 19.0% in the prior year. The slight increase in gross margins percentage resulted from a shift in product mix and pricing pressures in certain regions.

Operating expenses as a percentage of sales increased to 17.6% in 2003 compared to 17.3% in 2002. Operating expenses were $138.9 million in 2003, or $9.1 million higher than the 2002. Personnel expense increased $4.4 million in 2003 over 2002, primarily associated with higher profitability and increased sales volume. Non-personnel expense increased $4.7 million, principally due to higher outside service expenses, fuel costs, vehicle and machinery rent and maintenance, and supplies. In 2003, we reduced bad debt expense by $0.4 million versus 2002.

Depreciation and amortization was $5.2 million for 2003 compared to $4.7 million a year ago. The increase primarily reflects the timing of our capital expenditures spending in the second half of 2002 for operating equipment replacements and for a warehouse logistics system implementation.

We recognized a $1.1 million gain on disposal of capital assets during 2003 from the sale of two disposed facilities. During 2002, we recorded a $0.4 million gain on the sale of vacant facilities.

Net interest expense was $6.5 million in 2003, which was $2.9 million less than 2002. The decrease reflects the reduction in our effective borrowing rate resulting from the expiration of our interest rate swaps in May 2003. Average debt outstanding during 2003 was 84.2 million versus $80.2 million in 2002.

During 2002, we recorded a non-cash charge of $0.9 million to write off the remaining unamortized loan fees related to our previous credit facility, which we refinanced in August 2002.

During 2003, we recorded a $0.7 million gain in the fair value of two interest rate swaps that did not qualify as hedges for accounting purposes. These interest rate swaps expired in May 2003. During 2002, we recorded a $1.1 million gain on derivatives.

As a result of the foregoing factors, pretax income from continuing operations increased by $2.6 million to $2.2 million in 2003 compared to a pretax loss of $0.4 million in 2002.

Income taxes were calculated at an effective rate of 38.0% and 37.7% for 2003 and 2002, respectively.

Discontinued Operations

Net sales from our discontinued operations of American Pine Products and all Builder Resource branches were $118.8 million in 2003, compared with $122.0 million in 2002. The decrease in sales was due to the negative impact from a new competitor in the Kansas City area that commenced operations in the second quarter of 2002 and a decline in finished moulding sales prices in the second half of 2003. Operating income from our discontinued operations was $3.2 million in 2003 compared with $2.1 million in 2002. The profit improvement over the prior year came from Builder Resource.

Cumulative Effect of a Change in Accounting Principle

In 2002, we incurred an after-tax non-cash charge of $12.8 million due to the cumulative effect of a change in accounting principle related to the write-off of goodwill under Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets.

Liquidity and Capital Resources

We depend on cash flow from operations and funds available under our secured credit facility to finance seasonal working capital needs, capital expenditures and any acquisitions that we may undertake. Our working capital requirements are generally greatest in the second and third quarters, which reflect the seasonal nature of our business. The second and third quarters are also typically our strongest operating quarters, largely due to more favorable weather throughout many of our markets compared to the first and fourth quarters. We typically generate cash from working capital reductions in the fourth quarter of the year and build working capital during the first quarter in preparation for our second and third quarters. We also maintain significant inventories to meet rapid delivery requirements of our customers and to enable us to obtain favorable pricing, delivery and service terms with our suppliers. At December 31, 2004 and 2003, inventories constituted approximately 35% and 29% of our total assets, respectively. We also closely monitor operating expenses and inventory levels during seasonally affected periods and, to the extent possible, manage variable operating costs to minimize seasonal effects on our profitability.

Operations—Cash provided from operating activities from continuing operations decreased by $6.3 million to $5.5 million for the year ended December 31, 2004, from $11.8 million in 2003. The decrease in cash provided by operating activities primarily reflects higher net income due to increased sales volume compared to the year ended December 2003, offset by an increase in working capital. Accounts receivable increased during the year by $11.9 million compared to an increase of $5.0 million a year ago. The year-over-year increase in accounts receivable related primarily to 19% higher sales in the current year versus a year ago. Days sales outstanding improved by 1.2 days to 29.8 days from 31.0 days in 2003. Inventory increased during the year by $7.9 million compared to a decrease of $3.5 million last year. Most of the increase over 2003 was to support higher sales volume. Our inventory turns improved by a half-turn to 6.9 turns in 2004 from 6.4 turns in 2003. Accounts payable decreased by $0.9 million during 2004 compared to a $1.4 million decrease a year ago.

Cash used in discontinued operations during 2004 was $0.4 million compared to $7.4 million used by discontinued operations in 2003. The $7.0 million decrease in cash used was primarily due to the sale of the

American Pine Products on August 2, 2004 and the sale of the Builder Resource branches in the Kansas City area on August 30, 2004.

Investing—Cash provided from investing activities for 2004 reflects $20.7 million in proceeds from the disposition of American Pine Products and our Builder Resource locations in the Kansas City area and Baltimore. It also reflects the $6.2 million of proceeds from the sale of three facilities, which were partially offset by $3.1 million of capital expenditures for normal, continuing operating activities. Cash used in investing activities in 2003 reflects $2.7 million of capital expenditures for normal operating activities, which were partially offset by $1.7 million of proceeds from the sale of disposed facilities. Cash used in investing activities in 2002 reflects $5.2 million of capital expenditures for normal operating activities and $1.4 million for a warehouse logistics system implementation at selected branches, which were partially offset by $1.5 million of proceeds from the sale of disposed facilities. We expect to make capital expenditures at our branches for normal operating activities in 2005 in the range of $3.0 million to $4.0 million.

Financing—Cash used in financing activities for 2004 reflects $28.7 million of net payments on our revolving credit facilities, $1.5 million of payments for our capital lease obligations, and $1.8 million for debt issuance costs for our new credit agreement. Cash used in financing activities for 2003 reflects $1.5 million of net payments on our revolving credit facilities and $1.3 million of payments for our capital lease obligations, which was partially offset by $1.0 million of proceeds from the sale-leaseback of technology and production equipment. Cash used in financing activities in 2002 reflects $4.8 million of net payments on our revolving credit facilities, $0.9 million of payments for our capital lease obligations, $1.6 million for debt issuance costs related to our former senior secured revolving credit facility, $0.8 million of stock under our former stock repurchase program and $0.3 million of stock from our repurchase of shares from a former employee, which uses of cash were partially offset by $0.5 million of proceeds from the exercise of stock options.

In the second quarter of 2003, we entered into a $2.7 million four-year capital lease obligation to re-finance equipment under a previously existing operating lease, which also increased our fixed assets by $2.7 million. The equipment consisted of existing rolling stock, forklifts and production equipment.

On September 24, 2004, we refinanced certain indebtedness outstanding under our former credit facility using proceeds from a new, five-year credit facility entered into among Huttig, LaSalle Bank National Association, as administrative agent, and the lenders party thereto (the “Credit Agreement”). The Credit Agreement provides for a term loan of $30 million and a revolving credit facility of $130 million. The revolving credit facility may be increased, subject to certain conditions, including bank approval, to a maximum availability of $180 million.

The term loan facility provides for quarterly principal payments of $1.1 million on December 31, 2004 and each March 31, June 30, September 30 and December 31 thereafter. Subject to certain exceptions, we are required to repay amounts outstanding under the Credit Agreement from the cash proceeds of asset dispositions, debt or equity securities issuances and insurance claims related to our real estate. We must also pay a commitment fee in the range of 0.25% to 0.40% per annum on the average daily unused amount of the revolving credit commitment. The entire unpaid balance under the Credit Agreement is due and payable on September 23, 2009, the maturity date of the Credit Agreement.

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

The Credit Agreement contains financial covenants, including a fixed charge coverage ratio, a senior debt to EBITDA ratio, an asset coverage ratio, and a tangible net worth ratio. The Credit Agreement also contains restrictive covenants pertaining to the management and operations of Huttig and its subsidiaries. The covenants include, among others, limitations on indebtedness, guarantees, letters of credit, liens, investments, distributions, mergers, acquisitions, asset sales, fundamental corporate changes, transactions with affiliates, and issuance of stock. As of December 31, 2004, we were in compliance with all debt covenants.

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

Proceeds from the Credit Agreement were used to repay in full the outstanding balance on the former credit agreement dated as of August 12, 2002, among Huttig, the domestic subsidiaries of Huttig party thereto, the lending institutions party thereto, J.P. Morgan Business Credit Corp., as advisor, JPMorgan Chase Bank, as administrative agent and collateral agent, and the other agents party thereto. The obligations repaid totaled approximately $77 million when the former credit agreement was terminated effective as of September 24, 2004. As of December 31, 2004, we had revolving credit borrowings of $5.9 million, at an interest rate of 5.75% and $28.9 million outstanding on the term loan, at an interest rate of 4.55% under the new Credit Agreement.

In September 2004, we entered into an interest rate swap agreement, which expires in September 2009, which mirrors the amortization of the $30.0 million term loan and provides a fixed rate of interest of 3.76% plus the applicable borrowing spread of between 100 and 200 basis points above LIBOR. This interest rate swap is used to hedge interest rate risks related to our variable rate term loan and is accounted for as a cash flow hedge.

We believe that cash generated from our operations and funds available under our credit facility will provide sufficient funds to meet our currently anticipated short-term and long-term liquidity and capital expenditure requirements.

Off-Balance Sheet Arrangements

In addition to funds available from operating cash flows, and bank credit agreements as described above, we use a principal off-balance sheet technique: operating leases. Operating leases are employed as an alternative to purchasing certain property, plant and equipment. Future rental commitments, extending through the year 2016, under all non-cancelable operating leases in effect at December 31, 2004, total $69.0 million.

Divestitures

On August 2, 2004, we sold to Woodgrain Millwork, Inc. substantially all of the assets, but excluding the land, buildings and building improvements, of American Pine Products, a mouldings manufacturing facility in Prineville, Oregon. We received sale proceeds of $14.3 million, which we used to pay trade payables that we retained and reduce debt. We also entered into a ten-year lease with Woodgrain Millwork, Inc. for the land, building and building improvements with an option for Woodgrain to renew the lease for an additional five-year period. Woodgrain will be required to purchase the land, buildings and building improvements if the Oregon

Department of Environmental Quality issues, prior to the expiration of the lease term, a no further action letter with respect to certain soil and groundwater contamination previously discovered; however, we can give no assurance that this letter will be obtained. American Pine Products was reported as discontinued operations and the related assets, excluding land, building and building improvements, at the facility were classified as held for sale effective July 29, 2004 (the date of the definitive agreement). We also entered into a non-exclusive supply agreement with Woodgrain. See “Commitments and Contingencies”.

On August 30, 2004, we sold the operations and certain assets, including inventory and equipment, of our Builder Resource branches located in the Kansas City area to McCray Lumber Company. We received $6.6 million, which we used to pay trade payables we retained and reduce debt. We retained accounts receivable of approximately $8.1 million and collected $6.6 million through December 31, 2004. As of February 28, 2005, $0.4 million, net of reserves, of the retained accounts receivable remained. All of the Builder Resource branches in the Kansas City area were reported as discontinued operations and the related assets were classified as held for sale effective August 30, 2004.

On December 6, 2004, we sold the operations and certain assets, including inventory and equipment, of our Builder Resource branch in Baltimore to Builder Resource Supply Corporation, an entity owned by the previous general manager of the branch. We received cash proceeds of $175,000 at closing and we financed the cost of inventory and the book value of other acquired assets in excess of $175,000 for a term of five years with a simple interest loan with interest accruing at 6% per annum. We retained the accounts receivable of this business, which approximates $1.4 million. As of February 28, 2005, $0.4 million, net of reserves, of the retained accounts receivable remained. As of September 30, 2004, we reported this branch as a discontinued operation and related assets were classified as held for sale effective September 30, 2004.

On February 1, 2005, we sold operations and certain assets, including accounts receivable, inventory, equipment and real property, of our four one-step branches located in Tennessee and Alabama to Hendricks Companies, Inc. for $10.3 million in cash and are expected to report a net after-tax gain of approximately $1.6 million. We will use the proceeds of the sale to reduce debt. We reported these branches as discontinued operations and related assets were classified as held for sale effective December 31, 2004.

Subsequent Events

On January 11, 2005, Huttig, through our wholly owned subsidiary, Huttig Texas Limited Partnership, completed the purchase of substantially all of the assets of Texas Wholesale Building Materials for $15.0 million in cash and the assumption of certain liabilities, pursuant to an Asset Purchase Agreement signed on January 10, 2005. Texas Wholesale operates a 260,000 square foot distribution center in Dallas. The purchase price will be allocated to the underlying assets and certain liabilities based on their estimated fair values. The resulting goodwill from this transaction is currently estimated at $6.0 million. The goodwill estimate is preliminary, pending the results of appraisals and further financial analysis. For the year ended December 31, 2004, Texas Wholesale had sales of approximately $89.0 million and net income of approximately $0.6 million. The source of funds for the acquisition was through our existing credit facility. The Texas Wholesale acquisition represents our first full line distribution operation in the state of Texas, in accordance with our acquisition strategy.

As stated above, on February 1, 2005, we sold operations and certain assets, including accounts receivable, inventory, equipment and real property, of our four one-step branches located in Tennessee and Alabama to Hendricks Companies, Inc.

Commitments and Contingencies

The table below summarizes our contractual obligations as of December 31, 2004:

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt, including current portion(1)	$34.8	$4.3	$8.6	$21.9	—
Capital lease obligations	2.7	1.3	1.4	—	—
Operating lease obligations	69.0	14.3	20.7	13.4	20.6
Purchase Obligations(2)	90.0	45.0	45.0
Severance obligations	0.1	0.1	—	—	—

Total	$196.6	$65.0	$75.7	$35.3	$20.6

(1)	Amounts represent the expected cash payments of our long-term debt and do not include any fair value adjustments. The estimated fair value of our long-term debt approximates book value because interest rates on nearly all of the outstanding borrowings are frequently reset every 30 to 90 days.
(2)	On August 2, 2004, we sold to Woodgrain Millwork, Inc. substantially all of the assets, but excluding the land, buildings and building improvements, of American Pine Products, a mouldings manufacturing facility in Prineville, Oregon. We also entered into a non-exclusive supply agreement with Woodgrain under which we have agreed to purchase mouldings, doors, windows, door frames and other millwork products from Woodgrain for a period of five years at market prices. During the first two years, we have an agreement to purchase a minimum of $45 million in each year. Thereafter, the supply agreement requires that we purchase a certain minimum unit volume of certain products from Woodgrain and requires the sale of such products at competitive market prices for domestic and offshore products, and with minimum required lead times. The minimum volume requirements represent less than half of our current overall requirements for such products. If Woodgrain is unable to meet our needs, such products are readily available from other suppliers. If we do not meet the minimum purchase requirements during the first two years, we will have to pay a penalty of $375,000.

Management Change and Terms of Separation

Severance expense of $1.8 million was recorded in the first quarter of 2003 as part of operating expenses for payments, including future payments, to the Company’s former President and Chief Executive Officer and 11 other employees whose employment terminated during the quarter ended March 31, 2003. An additional severance expense of $0.3 million was recorded in the third and fourth quarters for the termination of employees related to the consolidation of branches and the reorganization of corporate headquarters staff. During the twelve months ended December 31, 2004 and 2003, total severance payments of $0.7 million and $1.3 million, respectively, were paid. The remaining severance payments totaled $0.1 million at December 31, 2004, and will be paid by March 31, 2005.

New Accounting Pronouncements

In December, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123; (Revised 2004) (Statement 123(R)) “Share-Based Payment”, which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”. Statement 123(R) supersedes APB opinion 25, “Accounting for Stock Issued to Employees” and amends FASB Statement No. 95, “Statement of Cash Flows”. Statement 123(R) requires all share-based payments to employees to be recognized in the financial statements based on their fair market values. Statement 123(R) is effective for Huttig beginning July 1, 2005. As permitted by Statement 123, we currently account for share-based payments to employees using APB Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income in Note 1 to our consolidated financial statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature.

In November 2004, the Financial Accounting Standards Board issued SFAS No. 151, Inventory Costs. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Previously, if costs were “so abnormal” they were required to be expensed in the current period and not to be capitalized into inventory. This Statement requires that those items mentioned above to be recognized as current period charges regardless of whether they meet the criterion of “so abnormal”. Adoption is required for years beginning after June 15, 2005. This new accounting pronouncement will not have an effect on our financial condition or results of the operations.

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

We compete with many local, regional and, in some markets and product categories, national building materials distributors and dealers. We also compete with major integrated product manufacturers with national distribution capability, such as Bluelinx, Weyerhaeuser and Boise Cascade. Some of our competitors have greater financial and other resources and may be able to withstand sales or price decreases better than we can. We also expect to continue to face competition from new market entrants. We can give no assurance that we will continue to compete effectively with these existing or new competitors.

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

Our credit facility agreement contains various covenants, which, among other things, limit our ability to incur indebtedness, incur liens, make certain types of acquisitions, declare or pay dividends or make restricted payments, consolidate, merge or sell assets. It also contains financial covenants tied to our borrowing base. Our financial results in the near term may vary from those required by our credit facility as a result of the risks we face in our business, including those that may prevent us from achieving the levels of EBITDA required under our credit facility. We can give no assurance that we will be able to achieve sufficient EBITDA or other financial results necessary to satisfy our revolving credit facility covenants. If we were unable to comply with these covenants, our lender would have the right, but not the obligation, to accelerate the repayment of the entire amount outstanding under the credit facility.

Fluctuation in prices of commodity wood and steel products that we buy and then resell may have a significant impact on our results of operations.

Our business directly faces the risk of periodic fluctuations in the prices of wood and steel commodities. Changes in wood and steel commodity prices between the time we buy these products and the time we resell them have occurred in the past and we expect fluctuations to occur again in the future. There can be no assurance that we will be able to manage these fluctuations effectively or minimize any impact of these changes on our financial condition and results of operations.

We face risks of incurring significant costs to comply with environmental regulations.

We are subject to federal, state and local environmental protection laws and regulations and may have to incur significant costs to comply with these laws and regulations in the future. We have been identified as a potentially responsible party in connection with the clean up of contamination at a formerly owned property in Montana, where we are voluntarily remediating this property under the oversight of the Montana Department of Environmental Quality. Until the DEQ selects and orders us to implement a final remedy, we can give no assurance as to the scope or cost to us of any final remediation order. See Part I, Item 3, “Legal Proceedings,” for additional discussion. In addition, some of our current and former distribution centers are located in areas of current or former industrial activity where environmental contamination may have occurred, and for which we, among others, could be held responsible. We have been identified as a potentially responsible party in connection with the clean up of possible contamination at a currently owned property in Oregon. Upon completing our investigation, if necessary, we will remediate the property under the oversight of the Oregon Department of Environmental Quality. Because our review is in its initial stage, we are unable, at this time, to determine whether any remediation or other action may be necessary or to estimate the cost, if any, to remediate this property. See Part I, Item 3, “Legal Proceedings,” for additional discussion. We can give no assurance that we will have no material environmental liabilities with respect to any of our current or former distribution center locations in the future.

We face the risks that product liability claims and other legal proceedings relating to the products we distribute may adversely affect our business and results of operations.

As is the case with other companies in our industry, we face the risk of product liability and other claims of the type that are typical to our industry, such as asbestos and mold-related claims, in the event that the use of products that we have distributed causes personal injury or other damages. Product liability claims in the future, regardless of their ultimate outcome and whether or not they are covered under our insurance policies or may be indemnified by our suppliers, could result in costly litigation and have a material adverse effect on our business and results of operations.

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

Our risk of accidents.

The Company retains a portion of the accident risk under vehicle liability, workers’ compensation and other insurance programs. Accruals are based on our best estimate of the cost of resolution of these matters and are adjusted periodically as circumstances change. There can be no assurance that changes to our estimates may not occur due to limitations inherent in the estimation process. Changes in the estimates of these accruals are charged or credited to earnings in the period determined.

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have exposure to market risk as it relates to effects of changes in interest rates. We had debt outstanding at December 31, 2004 under our secured revolving credit facility of $5.9 million and a term loan of $28.9 million.

In September 2004, we entered into an interest rate swap agreement, which will expire in September 2009, which mirrors the amortization of the $30.0 million term loan and provides a fixed rate of interest of 3.76% plus the applicable borrowing spread of between 100 and 200 basis points above LIBOR. This interest rate swap is used to hedge interest rate risks related to our variable rate term loan and is accounted for as a cash flow hedge. Included in other income for the year ended December 31, 2003, is $0.7 million of an unrealized gain related to the portion of our former interest rate swap agreements, which did not qualify for hedge accounting treatment according to the SFAS No. 133 criteria. This unrealized gain resulted in an increase to diluted earnings per share of $0.02 in the year ended December 31, 2003. These interest rate swap agreements expired in May 2003.

All of our bank debt under our secured revolving credit facility accrues interest at a floating rate basis of between 100 and 200 basis points above LIBOR. If market interest rates for LIBOR had been different by an average of 1% for the twelve months ended December 31, 2004, our interest expense and income before taxes would have changed by $0.5 million. These amounts are determined by considering the impact of the hypothetical interest rates on our borrowing cost. This analysis does not consider the effects of any change in the overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our financial structure.

We are subject to periodic fluctuations in the price of wood and steel commodities. Profitability is influenced by these changes as prices change between the time we buy and sell the wood or steel. In addition, to the extent changes in interest rates affect the housing and remodeling market, we would be affected by such changes.

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Huttig Building Products, Inc.:

We have audited the accompanying consolidated balance sheet of Huttig Building Products, Inc. and subsidiaries as of December 31, 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Huttig Building Products, Inc. and subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for the year ended December 31, 2004 in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Huttig Building Products, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 7, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

St. Louis, Missouri

March 7, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Huttig Building Products, Inc:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting that Huttig Building Products, Inc. (the Company) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Huttig Building Products, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Huttig Building Products, Inc. maintained effective internal control over financial reporting as of December 31, 2004 is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Huttig Building Products, Inc. and subsidiaries as of December 31, 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year ended December 31, 2004, and our report dated March 7, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

St. Louis, Missouri

March 7, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of Huttig Building Products, Inc.:

We have audited the accompanying consolidated balance sheet of Huttig Building Products, Inc. and its subsidiaries (the “Company”) as of December 31, 2003 and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Huttig Building Products, Inc. and its subsidiaries at December 31, 2003, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

St. Louis, Missouri

February 13, 2004

(March 14, 2005 as to Note 13)

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Millions)

	December 31,
	2004	2003
ASSETS
CURRENT ASSETS:
Cash and equivalents	$1.9	$5.0
Trade accounts receivable, net	73.1	66.3
Inventories	74.2	66.4
Assets held for sale	7.9	23.8
Other current assets	7.8	6.3

Total current assets	164.9	167.8

PROPERTY, PLANT AND EQUIPMENT:
Land	5.8	6.4
Buildings and improvements	29.2	30.2
Machinery and equipment	26.3	25.8

Gross property, plant and equipment	61.3	62.4
Less accumulated depreciation	31.0	28.4

Property, plant and equipment, net	30.3	34.0

OTHER ASSETS:
Goodwill, net	13.6	13.6
Other	4.1	3.0
Deferred income taxes	2.1	7.6

Total other assets	19.8	24.2

TOTAL ASSETS	$215.0	$226.0

see notes to consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Millions, Except Share and Per Share Data)

	Year Ended December 31,
	2004	2003
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$5.5	$1.4
Trade accounts payable	58.9	63.6
Deferred income taxes	4.9	4.4
Accrued compensation	12.0	9.4
Other accrued liabilities	8.8	7.0

Total current liabilities	90.1	85.8

NON-CURRENT LIABILITIES:
Long-term debt, less current maturities	32.0	66.4
Other non-current liabilities	1.9	1.6

Total non-current liabilities	33.9	68.0

SHAREHOLDERS’ EQUITY:
Preferred shares; $.01 par (5,000,000 shares authorized)	—	—
Common shares; $.01 par (50,000,000 shares authorized; at December 31, 2004 and 2003—20,896,145 shares issued)	0.2	0.2
Additional paid-in capital	33.4	33.4
Retained earnings	65.3	46.4
Unearned compensation—restricted stock	—	(0.1)
Accumulated other comprehensive loss	(0.2)	—
Less: Treasury shares, at cost (1,452,444 shares at December 31, 2004 and 1,460,444 shares at December 31, 2003)	(7.7)	(7.7)

Total shareholders’ equity	91.0	72.2

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$215.0	$226.0

see notes to consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions, Except Per Share Data)

	Year Ended December 31,
	2004	2003	2002
Net Sales	$938.4	$790.5	$751.3

Cost of Sales and Operating Expenses:
Cost of sales	756.4	639.5	608.7
Operating expenses	152.6	138.9	129.8
Depreciation and amortization	5.1	5.2	4.7
Restructuring charges, net	—	—	(0.3)
Gain on disposal of capital assets	(4.6)	(1.1)	(0.4)

Total cost of sales and operating expenses	909.5	782.5	742.5

Operating Profit	28.9	8.0	8.8

Other Income (Expense):
Interest expense, net	(4.6)	(6.5)	(9.4)
Write-off of unamortized loan fees	(0.5)	—	(0.9)
Unrealized gain on derivatives	—	0.7	1.1

Total other expense	(5.1)	(5.8)	(9.2)

Income (Loss) from Continuing Operations Before Income Taxes and Cumulative Effect of a Change in Accounting Principle	23.8	2.2	(0.4)
Provision for Income Taxes	8.2	0.8	(0.2)

Net Income (Loss) from Continuing Operations Before Cumulative Effect of a Change in Accounting Principle	15.6	1.4	(0.2)
Income from Discontinued Operations, Net of Taxes ($2.1, $1.2, and $0.8, respectively)	3.3	2.0	1.3
Cumulative effect of a change in accounting principle (less applicable income taxes of $7.9)	—	—	(12.8)

Net Income (Loss)	$18.9	$3.4	$(11.7)

Basic Income (Loss) Per Share:
Net income (loss) from continuing operations before cumulative effect of a change in accounting principle	$0.80	$0.07	$(0.01)
Net income from discontinued operations before cumulative effect of a change in accounting principle	0.17	0.10	0.06
Cumulative effect of a change in accounting principle	—	—	(0.64)

Net Income (Loss) Per Basic Share	$0.97	$0.17	$(0.59)

Diluted Income (Loss) Per Share:
Net income (loss) from continuing operations before cumulative effect of a change in accounting principle	$0.78	$0.07	$(0.01)
Net income from discontinued operations before cumulative effect of a change in accounting principle	0.17	0.10	0.06
Cumulative effect of a change in accounting principle	—	—	(0.64)

Net Income (Loss) Per Dilutive Share	$0.95	$0.17	$(0.59)

see notes to consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

(In Millions)

	Common Shares Outstanding, at Par Value	Additional Paid-In Capital	Retained Earnings	Unearned Compensation— Restricted Stock	Accumulated Other Comprehensive Loss	Treasury Shares, at Cost	Total Shareholders' Equity
Balance at January 1, 2002	$0.2	$33.4	$54.8	$(0.4)	$(1.7)	$(7.2)	$79.1
Net loss			(11.7)				(11.7)
Fair market value adjustment of derivatives, net of tax			—		1.1		1.1

Comprehensive income (loss)			(11.7)		1.1		(10.6)
Restricted stock issued, net of amortization expense		0.1				0.2	0.3
Stock options exercised			(0.1)			0.6	0.5
Treasury stock purchases						(1.1)	(1.1)

Balance at December 31, 2002	$0.2	$33.5	$43.0	$(0.4)	$(0.6)	$(7.5)	$68.2
Net income			3.4				3.4
Fair market value adjustment of derivatives, net of tax			—		0.6		0.6

Comprehensive income			3.4		0.6		4.0
Restricted stock issued, net of forfeitures and amortization expense		(0.1)		0.3		(0.2)	—

Balance at December 31, 2003	$0.2	$33.4	$46.4	$(0.1)	$—	$(7.7)	$72.2
Net income			18.9				18.9
Fair market value adjustment of derivatives, net of tax			—		(0.2)		(0.2)

Comprehensive income (loss)			18.9		(0.2)		18.7
Amortization expense of restricted stock issued				0.1			0.1

Balance at December 31, 2004	$0.2	$33.4	$65.3	$—	$(0.2)	$(7.7)	$91.0

see notes to consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

	Year Ended December 31,
	2004	2003	2002
Cash Flows From Operating Activities:
Net income (loss)	$18.9	$3.4	$(11.7)
Cumulative effect of a change in accounting principle (net of tax)	—	—	12.8

Net income before cumulative effect of a change in accounting principle	18.9	3.4	1.1
Adjustments to reconcile net income to cash used in operations (excluding the effect of dispositions):
Net income from discontinued operations	(3.3)	(2.0)	(1.3)
Depreciation and amortization	5.7	6.0	5.9
Write-off of unamortized loan fees	0.5	—	0.9
Gain on disposal of capital assets	(4.6)	(1.1)	(0.4)
Deferred income taxes	3.8	(0.2)	4.5
Unrealized gain on derivatives, net	—	(0.7)	(1.1)
Accrued postretirement benefits	(0.2)	(0.3)	(0.4)
Changes in operating assets and liabilities:
Trade accounts receivable	(11.9)	(5.0)	4.5
Inventories	(7.9)	3.5	(14.1)
Other current assets	(1.2)	1.1	1.4
Trade accounts payable	(0.9)	(1.4)	9.2
Accrued liabilities	4.7	4.6	(6.3)
Other	1.9	3.9	(0.7)

Net cash provided from operating activities of continuing operations	5.5	11.8	3.2
Net cash provided from (used in) operating activities of discontinued operations	(0.4)	(7.4)	7.6

Total cash provided from operating activities	5.1	4.4	10.8

Cash Flows From Investing Activities:
Capital expenditures for continuing operations	(3.1)	(1.7)	(5.3)
Capital expenditures for discontinued operations	—	(1.0)	(1.3)
Proceeds from disposition of capital assets	6.2	1.7	1.5
Proceeds from disposition of discontinued operations	20.7	—	—

Total cash provided from (used in) investing activities	23.8	(1.0)	(5.1)

Cash Flows From Financing Activities:
Payments of debt on revolving debt agreements	(744.7)	(947.6)	(771.2)
Borrowing of debt on revolving debt agreements	716.0	946.1	766.4
Repayment of capital lease obligations	(1.5)	(1.3)	(0.9)
Debt issuance costs	(1.8)	—	(1.6)
Proceeds from sale-leaseback of equipment	—	1.0	—
Proceeds from exercise of stock options	—	—	0.5
Purchase of treasury shares	—	—	(1.1)

Total cash (used in) financing activities	(32.0)	(1.8)	(7.9)

Net Increase (Decrease) in Cash and Equivalents	(3.1)	1.6	(2.2)
Cash and Equivalents, Beginning of Period	5.0	3.4	5.6

Cash and Equivalents, End of Period	$1.9	$5.0	$3.4

Supplemental Disclosure of Cash Flow Information:
Interest paid	$4.1	$5.8	$8.2
Income taxes paid (received)	$2.6	$(2.1)	$(1.8)
Non-cash financing activities:
Restricted stock issued in connection with compensation plans, net of forfeitures	$—	$(0.3)	$0.3
Equipment acquired with capital lease obligations	$—	$2.7	$—

see notes to consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

(In Millions, Except Share and Per Share Data)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES

Organization—Huttig Building Products, Inc. and subsidiaries (the “Company” or “Huttig”) is a distributor of building materials used principally in new residential construction and in home improvement, remodeling and repair work. Huttig’s products are distributed through 44 distribution centers serving 47 states and are sold primarily to building materials dealers, national buying groups, home centers and industrial users including makers of manufactured homes.

Principles of Consolidation—The consolidated financial statements include the accounts of Huttig Building Products, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Revenue Recognition—Revenues are recorded when title passes to the customer, which occurs upon delivery of product, or when services are rendered less an allowance for returns, customer rebates and discounts for early payments. Returned products for which the Company assumes responsibility is estimated based on historical returns and are accrued as a reduction of sales and cost of sales at the time of the original sale.

Use of Estimates—The preparation of the Company’s consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates.

Cash and Equivalents—The Company considers all highly-liquid interest-earning investments with an original maturity of three months or less at the date of purchase to be cash equivalents. The carrying value of cash and equivalents approximates their fair value.

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

LIFO Inventories—Inventories are valued at the lower of cost or market. The Company’s entire inventory is comprised of finished goods. Approximately 90% of inventories were determined by using the LIFO (last-in, first-out) method of inventory valuation as of December 31, 2004 and 2003. The balance of all other inventories is determined by the average cost method, which approximates costs on a FIFO (first-in, first-out) method. The replacement cost would be higher than the LIFO valuation by $9.2 million in 2004 and $7.7 million in 2003.

Inventory—Inventories are valued at the lower of cost or market. The Company reviews inventories on hand and records a provision for slow-moving and obsolete inventory. The provision for slow-moving and obsolete inventory is based on historical and expected sales.

Supplier Rebates—The Company enters into agreements with certain vendors providing for inventory purchase rebates upon achievement of specified volume purchasing levels. The Company records vendor rebates as a reduction of the cost of inventory purchased.

Property, Plant and Equipment—Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets. Buildings and improvements lives range from 3 to 25 years. Machinery and equipment lives range from 3 to 10 years.

Goodwill—The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002. Under SFAS No. 142, goodwill is no longer amortized but is reviewed for impairment annually, or more frequently if certain indicators arise. In addition, the statement requires reassessment of the useful lives of previously recognized intangible assets. See Note 2, “Goodwill” for additional information.

Valuation of Long-Lived Assets—The Company periodically evaluates the carrying value of its long-lived assets, including intangible and other tangible assets, when events and circumstances warrant such a review. The carrying value of long-lived assets is considered impaired when the anticipated undiscounted cash flows from such assets are less than the carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. During the fourth quarter of 2004, the Company wrote-off $0.6 million of unamortized trademarks and other intangibles related to the discontinued operations of its Builder Resource branches.

Shipping—Costs associated with shipping products to the Company’s customers are charged to operating expense. Shipping costs were $31.8 million, $27.1 million and $25.1 million in 2004, 2003 and 2002, respectively.

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

Accounting For Stock-Based Compensation—On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123; (Revised 2004) (Statement 123(R)) “Share-Based Payment”, which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”. Statement 123(R) supersedes APB opinion 25, “Accounting for Stock Issued to Employees” and amends FASB Statement No. 95, “Statement of Cash Flows”. Statement 123(R) requires all share-based payments to employees to be recognized in the financial statements based on their fair market values. Statement 123(R) is effective for the Company beginning July 1, 2005. As permitted by Statement 123, the Company currently accounts for share-based payments to employees using APB Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income below. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature.

Had the compensation cost for these plans been determined according to SFAS No. 123, the Company’s net income (loss) and earnings (loss) per share would have been the following pro forma amounts for the years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002
	(Millions of dollars, except per share amount)
Net income (loss), as reported	$18.9	$3.4	$(11.7)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	0.1	0.1
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(0.3)	(0.2)	(0.6)

Net income (loss), pro forma	$18.6	$3.3	$(12.2)

Basic income (loss) per share:
As reported	$0.97	$0.17	$(0.59)
Pro forma	$0.94	$0.17	$(0.62)
Diluted income (loss) per share:
As reported	$0.95	$0.17	$(0.59)
Pro forma	$0.92	$0.17	$(0.62)

Pro forma disclosures are not likely to be representative of the effects on reported net income for future years.

For purposes of the pro forma disclosure, the fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2004	2003	2002
Assumptions:
Volatility	52%	50%	38%
Risk-free interest rate	3.4%	2.8%	3.0%
Dividend yield	0%	0%	0%
Expected life of options (years)	5	5	5
Weighted average fair value of options granted	$3.49	$1.15	$2.24

Concentration of Credit Risk—The Company is engaged in the distribution of building materials throughout the United States. The Company grants credit to customers, substantially all of who are dependent upon the construction economic sector. The Company continuously evaluates its customers’ financial condition but does not generally require collateral. The concentration of credit risk with respect to trade accounts receivable is limited due to the Company’s large customer base located throughout the United States. The Company maintains an allowance for doubtful accounts based upon the expected collectibility of its accounts receivable.

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

For the years ended December 31, 2003 and 2002, a total unrealized gain on derivatives of $0.7 million and $1.1 million, respectively, was recorded in other income. This includes ($0.1) million and ($0.5) million that was reclassified from OCI in 2003 and 2002, respectively, and $0.8 million and $1.6 million in 2003 and 2002, respectively, related to the change in fair value on the two interest rate swaps that did not qualify as hedges for accounting purposes. The interest rate swap that was designated as a cash flow hedge was determined to be highly effective and substantially all of the change in the fair value was charged to OCI. On May 5, 2003, all three interest rate swaps expired.

In September 2004, the Company entered into an interest rate swap agreement, which will expire in September 2009, which mirrors the amortization of the $30.0 million term loan and provides a fixed rate of interest of 3.76% plus the applicable borrowing spread of between 100 and 200 basis points above LIBOR. This interest rate swap is used to hedge interest rate risks related to the Company’s variable rate term loan and is accounted for as a cash flow hedge.

At December 31, 2004, liabilities included the fair value of the swap of $0.2 million and shareholders’ equity includes $0.2 million, which was recorded as OCI. Fair value was determined by using discounted cash flows based on estimated forward 90-day LIBOR rates through the date of maturity, September 2009, of the swap.

Reclassifications—Certain prior year amounts have been reclassified to conform to the current year presentation.

New Accounting Pronouncements—In November 2004, the Financial Accounting Standards Board issued SFAS No. 151, Inventory Costs. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Previously, if costs were “so abnormal” they were required to be expensed in the current period and not to be capitalized into inventory. This Statement requires that those items mentioned above to be recognized as current period charges regardless of whether they meet the criterion of “so abnormal”. Adoption is required for years beginning after June 15, 2005. This new accounting pronouncement will not have any material effect on the Company’s financial condition or results of the operations.

2.    GOODWILL

The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002. Under SFAS No. 142, goodwill is no longer amortized but is reviewed for impairment annually, or more frequently if certain indicators arise. In addition, the statement requires reassessment of the useful lives of previously recognized intangible assets.

SFAS No. 142 prescribes a two-step process for impairment testing of goodwill. The Company had identified three reporting units, two of which had goodwill allocated to their operations. An after-tax impairment charge of $12.8 million was recorded effective January 1, 2002, as a cumulative effect of a change in accounting principle in the Company’s former reporting unit that sold directly to homebuilders based on the change in criteria for measuring impairment from an undiscounted to discounted cash flow method. As of December 31, 2004, the Company has one reporting unit due to the sale of the other two reporting units during 2004 (see Note 14. Discontinued Operations). With the adoption of SFAS No. 142, the Company ceased amortization of goodwill as of January 1, 2002. During the fourth quarter of 2002, 2003, and 2004, the Company performed the annual test for impairment of the Company’s reporting units and there was no additional impairment of goodwill.

3.    ALLOWANCES FOR DOUBTFUL ACCOUNTS

The allowance for doubtful trade accounts receivable as of December 31, 2004, 2003 and 2002 consists of the following (in millions):

	2004	2003	2002
Balance at beginning of year	$0.6	$1.4	$2.1
Provision charged to expense	0.9	0.4	1.4
Write-offs, less recoveries	(0.7)	(1.2)	(2.1)

Balance at end of year	$0.8	$0.6	$1.4

4.    LONG-TERM DEBT

Debt as of December 31, 2004 and 2003 consisted of the following (in millions):

	2004	2003
Revolving credit agreement	$5.9	$63.5
Term loan	28.9	—
Capital lease obligations (see Note 6)	2.7	4.3

Total debt	37.5	67.8
Less current portion	5.5	1.4

Long-term debt	$32.0	$66.4

Credit Agreement—On September 24, 2004, the Company refinanced certain indebtedness outstanding under its existing credit agreement using proceeds from a new credit agreement entered into among the Company, LaSalle Bank National Association, as administrative agent, and the lenders party thereto (the “Credit Agreement”). The Credit Agreement provides for a term loan facility of $30 million and a revolving credit facility of $130 million. The revolving credit facility may be increased, subject to certain conditions, to a maximum availability of $180 million.

The term loan facility provides for quarterly principal payments of $1.1 million on December 31, 2004 and each March 31, June 30, September 30 and December 31 thereafter. Subject to certain exceptions, the Company is required to repay amounts outstanding under the Credit Agreement from the cash proceeds of asset dispositions, debt or equity securities issuances and insurance claims related to the Company’s real estate. The Company must also pay a commitment fee in the range of 0.25% to 0.40% per annum on the average daily unused amount of the revolving credit commitment. The entire unpaid balance under the Credit Agreement is due and payable on September 23, 2009, the maturity date of the Credit Agreement.

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

The Credit Agreement contains financial covenants, including a fixed charge coverage ratio, a senior debt to EBITDA ratio, an asset coverage ratio, and a tangible net worth ratio. The Credit Agreement also contains restrictive covenants pertaining to the management and operations of the Company and its subsidiaries. The covenants include, among others, limitations on indebtedness, guarantees, letters of credit, liens, investments, distributions, mergers, acquisitions, asset sales, fundamental corporate changes, transactions with affiliates, and issuance of stock. As of December 31, 2004, the Company was in compliance with all debt covenants.

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

Proceeds from the Credit Agreement were used to repay in full the outstanding balance on the credit agreement dated as of August 12, 2002, among the Company, the domestic subsidiaries of the Company party thereto, the lending institutions party thereto, J.P. Morgan Business Credit Corp., as advisor, JPMorgan Chase Bank, as administrative agent and collateral agent, and the other agents party thereto. The obligations repaid totaled approximately $77 million when the former credit agreement was terminated effective as of September 24, 2004. As of December 31, 2004, the Company had revolving credit borrowings of $5.9 million at an interest rate of 5.75%and $28.9 million outstanding on the term loan at an interest rate of 4.55% under the Credit Agreement.

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

At December 31, 2004, the Company had letters of credit outstanding under the Credit Facility totaling $7.2 million, primarily for health and workers compensation insurance.

Maturities—At December 31, 2004, the aggregate scheduled maturities of debt are as follows (in millions):

2005	$5.5
2006	5.5
2007	4.6
2008	4.3
2009	17.6

Total	$37.5

The estimated fair value of the Company’s debt approximates book value since the interest rates on nearly all of the outstanding borrowings are frequently adjusted.

5.    PREFERRED SHARE PURCHASE RIGHTS

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

6.    COMMITMENTS AND CONTINGENCIES

The Company leases with various third parties certain of its vehicles, equipment and warehouse and manufacturing facilities under capital and non-cancelable operating leases with various terms. Certain leases contain renewal or purchase options. Future minimum payments, by year, and in the aggregate, under these leases with initial or remaining terms of one year or more consisted of the following at December 31, 2004 (in millions):

	Capital Leases	Non-cancelable Operating Leases	Minimum Sublease Income	Net
2005	$1.5	$14.3	$(0.7)	$15.1
2006	1.2	11.5	(0.3)	12.4
2007	0.3	9.2	(0.1)	9.4
2008	—	7.0	—	7.0
2009	—	6.4	—	6.4
Thereafter	—	20.6	—	20.6

Total minimum lease payments	3.0	$69.0	$(1.1)	$70.9

Amount representing interest	(0.3)

Present value of minimum lease payments	$2.7

The weighted average interest rate for capital leases is 7.02%. Operating lease obligations expire in varying amounts through 2016. Rental expense for all operating leases was $18.5 million, $16.6 million and $14.7 million in 2004, 2003 and 2002, respectively.

The cost of assets capitalized under leases is as follows at December 31, 2004 and 2003 (in millions):

	2004	2003
Land, buildings and improvements	$7.5	$7.8
Less accumulated depreciation	4.3	3.1

Cost of leased assets—net	$3.2	$4.7

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

In August 2004, the Company was dismissed from a lawsuit filed in January 2004, against Huttig, individually and as a successor-in-interest to Rugby Building Products, Inc., in the Superior Court of California, County of Alameda, by an individual alleging that he had suffered personal injury as a result of exposure to asbestos-containing products distributed by Huttig. The plaintiff sought unspecified damages from Huttig and many other defendants named in this action.

In April 2002, the Company filed a lawsuit in the Supreme Court of the State of New York against The Rugby Group Ltd., the Company’s principal stockholder, and Rugby IPD Corp., a subsidiary of The Rugby Group Ltd., alleging that they breached their contractual obligations to indemnify and defend Huttig against asbestos-related liabilities and claims arising out of the business that was acquired in 1994 by Rugby Building Products, Inc. The Company acquired Rugby Building Products, Inc., a distributor of building materials, in December 1999, when it acquired the stock of its parent, Rugby USA, Inc., from The Rugby Group Ltd. In the Company’s lawsuit, it sought to recover sums it had spent to defend and, with respect to one lawsuit, settle its asbestos lawsuits, as well as a declaratory judgment that Rugby Group and Rugby IPD indemnify and defend the Company for these lawsuits and any similarly situated claims that may be asserted against the Company in the future.

On January 19, 2005, the Company entered into a settlement agreement with The Rugby Group Ltd., and Rugby IPD Corp., a former subsidiary of The Rugby Group Ltd. (collectively, “Rugby”), settling the pending lawsuit filed by the Company in the Supreme Court of the State of New York. The parties agreed to dismiss the pending litigation without prejudice and without any admission of liability in any respect by any party. In accordance with the terms of the settlement, The Rugby Group Ltd. paid to the Company $0.6 million on January 19, 2005, for reimbursement of costs that Huttig had already incurred. In addition, the Company and Rugby each released the other from further liabilities with respect to the underlying asbestos-related liabilities and claims and any future asbestos-related liabilities and claims, subject to termination of the joint defense agreement described below. The Company and Rugby also have agreed to certain other terms typical for a settlement agreement of this kind.

Under the terms of a joint defense agreement entered into by the Company and Rugby on January 19, 2005, the parties agreed to jointly defend any future asbestos-related claims relating to the business acquired by Rugby Building Products, Inc. in 1994. Any asbestos-related claim against the Company not related to that business, of which none has been filed to date, is not covered by the joint defense agreement. The parties have established a joint defense fund to which the Company and The Rugby Group Ltd. will contribute specified amounts in equal shares from time to time and from which they will pay amounts incurred in connection with covered claims. The joint defense agreement has a term of 10 years and may be terminated by the Company or The Rugby Group Ltd. if either of their respective contributions to the joint defense fund exceeds a specified cap. The Company believes that it is unlikely that a termination right will occur during the term of the joint defense agreement, but there can be no assurances that will be the case. In the event of a termination of the joint defense agreement, the settlement agreement will be deemed to have been rescinded, and the Company, or, in certain circumstances, The Rugby Group Ltd., may re-institute the litigation between the parties. While the Company believes that its factual allegations and legal claims are meritorious, there can be no assurance at this time that, if this litigation is renewed, the Company will recover any of its costs related to future asbestos-related claims from Rugby or from insurance carriers or that such costs will not have a material adverse effect on the Company’s business or financial condition.

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

In 1995, Huttig was identified as a potentially responsible party in connection with the clean up of contamination at a formerly owned property in Montana that was used for the manufacture of wood windows. Huttig is voluntarily remediating this property under the oversight of and in cooperation with the Montana

Department of Environmental Quality (“MDEQ”), and is complying with a 1995 unilateral administrative order of the MDEQ to complete a remedial investigation and feasibility study. The remedial investigation was completed and approved in 1998 by the MDEQ, which has issued its final risk assessment of this property. In March 2003, the MDEQ approved Huttig’s work plan for conducting a feasibility study to evaluate alternatives for cleanup. In July 2004, Huttig submitted the feasibility study report, which evaluated several potential remedies, including continuation and enhancement of remedial measures already in place and operating. The MDEQ will comment on the feasibility study report and its recommended remedy, and then will select a final remedy, publish a record of decision and negotiate with Huttig for an administrative order of consent on the implementation of the final remedy. Management currently believes that the MDEQ will select the final remedy in early to mid-2005 and that the remediation will take several more years to complete. During remediation, Huttig intends to continue monitoring the site, evaluating and improving upon the selected remedy, and reporting regularly to the MDEQ. Based on our experience to date in remediating this site, Huttig does not believe that the scope of remediation that the MDEQ ultimately determines will have a material adverse effect on its results of operations or financial condition. The Company spent approximately $0.2 million on remediation costs at this site in the year ended December 31, 2004 and approximately $0.3 million in the prior year. The annual level of future remediation expenditures is difficult to estimate because of the uncertainty relating to the final remedy to be selected. The Company has accrued $0.6 million for future costs of remediating this site and believes this accrual represents management’s best estimate, based on current facts and circumstances, of the currently expected costs of continued remediation. Until the MDEQ selects a final remedy, however, management can give no assurance as to the scope or cost to Huttig of the final remediation order.

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

The Company and its former-employee driver have both been named as defendants in a wrongful-death lawsuit that alleges liability for damages arising out of an accident that occurred on January 8, 2004 in Tampa, FL. The lawsuit commenced on or about January 28, 2005. The case is still pending in the Federal District Court, District of Florida, Middle District, Tampa Division. Defendants have denied liability for the claim and are defending themselves in the litigation. The case is in an early, pre-discovery stage. At this time, management of the Company cannot reasonably predict the ultimate or likely outcome in this matter.

The Company accrues expenses when it is probable that an asset has been impaired or a liability has been incurred and management can reasonably estimate the expense. Contingencies for which the Company has made accruals include environmental, product liability and other legal matters. Based on management’s assessment of the most recent information available, management currently does not expect any of these contingencies to have a material adverse effect on the Company’s financial position or cash flow. It is possible, however, that future results of operations for any particular quarter or annual period and our financial condition could be materially affected by changes in assumptions or other circumstances related to these matters. We accrue our best estimate of the cost of resolution of these matters and make adjustments to the amounts accrued as circumstances change.

7.    EMPLOYEE BENEFIT PLANS

Defined Benefit Plans—The Company participates in several multi-employer pension plans that provide benefits to certain employees under collective bargaining agreements. Total contributions to these plans were $0.6 million, $0.5 million, and $0.7 million in 2004, 2003 and 2002, respectively.

Defined Contribution Plans—The Company sponsors a qualified defined contribution plan covering substantially all its employees. The plan provides for Company matching contributions based upon a percentage of the employee’s voluntary contributions. The Company’s matching contributions were $1.4 million for each of the years ended December 31, 2004, 2003 and 2002.

During 2002, the Company established a nonqualified deferred compensation plan to allow for the deferral of employee voluntary contributions that are limited under the Company’s existing qualified defined contribution plan. The plan provides for deferral of up to 50% of an employee’s total compensation and matching contributions based upon a percentage of the employee’s voluntary contributions. The Company’s matching contributions were $0.2 million and $0.1 million to this plan in 2004 and 2003, respectively, while in 2002 there were no material matching contributions made to this plan.

8.    STOCK AND INCENTIVE COMPENSATION PLANS

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

2001 Stock Incentive Plan

The Company’s Amended and Restated 2001 Stock Incentive Plan authorizes the issuance of up to 1,000,000 shares of the issued and outstanding common stock of the Company. The Plan allows the Company to grant awards to key employees including restricted stock awards and stock options, subject primarily to the requirement of continued employment. The awards under this Plan are available for grant until the Board of Directors terminates the Plan. Stock options issued by the Company are exercisable for up to 50 % of the shares one year after grant, 75% two years after grant, and 100% three years after grant, and expire ten years from the date of grant. The exercise price of stock options may not be less than the fair market value of the common stock at the date of grant. In 2004, the Company granted 432,500 options with an exercise price of $7.23, and in 2003, the Company granted 607,500 options with an exercise price ranging from $2.30 to $2.98 per share.

The Company is authorized to grant shares of restricted stock to employees under the 2001 Stock Incentive Plan. No monetary consideration is paid by employees who receive restricted stock. Restricted stock can be granted with or without performance restrictions. In 2004, the Company did not grant any shares of restricted stock under the 2001 Stock Incentive Plan. In 2003, the Company granted 45,000 shares of restricted stock, net of forfeitures, under the 2001 Stock Incentive Plan at a market value of $2.735 per share. The total market value of the shares granted were recorded as unearned compensation in the Statement of Shareholders’ Equity. The unearned compensation is being amortized to expense over a three-year vesting period.

EVA Incentive Compensation Plan

The Company’s EVA Incentive Compensation Plan (the “EVA Plan”) is intended to maximize shareholder value by aligning management’s interests with those of shareholders by rewarding management for sustainable and continuous improvement in operating results. Effective January 2003, participants in the EVA Plan receive 100% of their incentive award in the form of cash. Prior to 2003, participants in the EVA Plan could elect to allocate 50% of their incentive award to a stock sub account. Participants who made this election had restricted shares granted to them with a two year vesting period, with the restrictions lapsing evenly each year. The number of restricted shares issued was calculated by dividing the cash award by the fair market value of the Company’s stock at the date by which participant elections must be submitted for that plan year. If the participant did not make this election, 100% of the participant’s EVA award was allocated to a cash account. Each participant with a positive aggregate account balance received an annual payout of a specified percentage of his or her account, with the standard payout percentage being one-third each year. A participant’s entire cash sub account balance became payable and his or her restricted stock would fully vest upon normal retirement at age 65, death, disability or a change in control (as defined in the EVA Plan). In 2002, the Company granted 14,577 shares of restricted stock under the EVA Plan at a market value of $4.28 per share. Expense recorded under the EVA Plan was $3.2 million, $1.4 million and $0.1 million in 2004, 2003, and 2002, respectively.

Non-Employee Directors’ Restricted Stock Plan

Through 2002, certain non-employee directors received shares of restricted stock for the portion of their annual retainer that exceeds five thousand dollars. The shares were issued each year after the Company’s annual meeting, are forfeitable if the director ceases to remain a director until the Company’s next annual meeting and may not be sold for a period of five years or until the director leaves the board. The number of restricted shares issued was determined by dividing the amount of the retainer that exceeds five thousand dollars by the fair market value of stock on the date of issuance. In 2002, a total of 3,460 were issued to four non-employee directors. Effective January 2003, the Company no longer issues shares of restricted stock as a portion of compensation for certain non-employee directors and they now receive 100% of their annual compensation in the form of cash.

Accounting For Stock-Based Compensation

SFAS No. 123, Accounting for Stock-Based Compensation, sets forth a fair value based method of recognizing stock-based compensation expense effective after June 15, 2005. As stated in Note 1, the Company has elected to apply APB No. 25, Accounting for Stock Issued to Employees, to account for its stock-based compensation plans for the years ended December 31, 2004, 2003, and 2002.

The following table summarizes the stock option transactions pursuant to the Company’s stock incentive plans for the three years ended December 31, 2004:

	Shares (000’s)	Weighted Average Exercise Price Per Share
Options outstanding at January 1, 2002	1,202	4.36

Granted	322	5.88
Exercised	(113)	4.51
Forfeited	(79)	4.59

Options outstanding at December 31, 2002	1,332	4.70

Granted	608	2.54
Exercised	—	—
Forfeited	(480)	4.95

Options outstanding at December 31, 2003	1,460	3.72

Granted	433	7.23
Exercised	(8)	2.98
Forfeited	(44)	6.42

Options outstanding at December 31, 2004	1,841	4.49

Shares available for grant at December 31, 2004	237

The following table summarizes information about stock options outstanding at December 31, 2004:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
Range of Exercise Price	Number Outstanding (000’s)	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable (000’s)	Weighted Average Exercise Price
$2.30	400	8.3	$2.30	200	$2.30
$2.98	192	8.6	$2.98	92	$2.98
$4.29 – $4.40	694	2.1	$4.31	694	$4.31
$4.85	30	6.5	$4.85	30	$4.85
$5.875	129	4.1	$5.875	110	$5.875
$7.23	396	9.3	$7.23	—	—

Total	1,841	5.9	$4.49	1,126	$4.01

9.    INCOME TAXES

A reconciliation between income taxes based on the application of the statutory federal income tax rate to income taxes as set forth in the consolidated statements of continuing operations follows:

	2004	2003	2002
Federal statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in taxes resulting from:
State and local taxes	3.9	5.1	5.0
Reserve adjustment	(4.4)	—	—
Other, including nondeductible items	(0.2)	(2.1)	(2.3)

Effective income tax rate	34.3%	38.0%	37.7%

During 2004, the Company successfully closed audits of its federal and state tax returns related to the years 1999, 2000 and 2001. Based upon these events, the Company analyzed its income tax reserve position and reduced its previously provided income tax reserves by $1.0 million in the second quarter of 2004.

Deferred income taxes at December 31, 2004 and 2003 are comprised of the following (in millions):

	2004		2003
	Assets	Liabilities	Assets	Liabilities
Accelerated depreciation	$—	$2.3	$—	$3.8
Goodwill	—	0.2	6.1	—
Purchase price book and tax basis differences	3.0	—	3.9	—
Inventories	—	7.7	—	6.2
Insurance related	1.2	—	1.0	—
Employee benefits related	0.9	—	0.5	—
Other accrued liabilities	0.4	—	0.5	—
Net operating loss	—	—	3.0	—
Other	1.9	—	—	1.8

Total	$7.4	$10.2	$15.0	$11.8

At December 31, 2003, the deferred income tax assets relating to Goodwill included $6.2 million from operations reported as discontinued, which were not included in the sale of these operations.

At December 31, 2003 the Company had net operating loss carryforwards for federal tax purposes of $8.7 million that were available to offset future taxable income. These carryforwards are being fully utilized to offset 2004 taxable income. State net operating losses of $3.5 million and $4.3 million as of December 31, 2004 and 2003, respectively, with expiration dates extending out to 2021, are included in the “Other” category and are presented net of valuation allowances of $1.8 million and $2.6 million, respectively. During 2004, $0.8 million of state net operating losses were utilized, reducing both the gross carryforward and the valuation allowance.

The total deferred income tax assets (liabilities) as presented in the accompanying consolidated balance sheets are as follows (in millions):

	2004	2003
Net current deferred taxes	$(4.9)	$(4.4)
Net long-term deferred taxes	2.1	7.6

The provision for income taxes, relating to continuing operations, is composed of the following (in millions):

	2004	2003	2002
Current:
U.S. Federal tax	$3.1	$1.3	$(4.1)
State and local tax	1.3	(0.3)	(0.6)

Total current	4.4	1.0	(4.7)
Deferred:
U.S. Federal tax	3.7	(0.3)	3.8
State and local tax	0.1	0.1	0.7

Total deferred	3.8	(0.2)	4.5

Total income tax	$8.2	$0.8	$(0.2)

10.    BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of net income (loss) per basic and diluted share (net income (loss) amounts in millions, share amounts in thousands, per share amounts in dollars):

	2004	2003	2002
Net income available to common shareholders
Net income (loss) from continuing operations	$15.6	$1.4	$(0.2)
Net income from discontinued operations	3.3	2.0	1.3
Cumulative effect of a change in accounting principle
(less applicable income taxes of $7.9)	—	—	(12.8)

Net income (loss) (numerator)	$18.9	$3.4	$(11.7)

Weighted average number of basic shares outstanding
(denominator)	19,437	19,471	19,697

Net income per share—Basic
Net income (loss) from continuing operations	$0.80	$0.07	$(0.01)
Net income from discontinued operations	0.17	0.10	0.06
Cumulative effect of a change in accounting principle	—	—	(0.64)

Net income (loss)	$0.97	$0.17	$(0.59)

Weighted average number of basic shares outstanding	19,437	19,471	19,697
Effect of dilutive securities—options outstanding	433	28	—

Weighted average number of diluted shares outstanding
(denominator)	19,870	19,499	19,697

Net income per share—Diluted
Net income (loss) from continuing operations	$0.78	$0.07	$(0.01)
Net income from discontinued operations	0.17	0.10	0.06
Cumulative effect of a change in accounting principle	—	—	(0.64)

Net income (loss)	$0.95	$0.17	$(0.59)

At December 31, 2004, all stock options were dilutive. At December 31, 2003 and 2002, stock options to purchase 1,060,400 and 1,332,330 shares, respectively, were anti-dilutive and, therefore, were not included in the computations of diluted income (loss) per share amounts.

11.    MANAGEMENT CHANGES AND TERMS OF SEPARATION

Severance expense of $1.8 million was recorded in the first quarter of 2003 and is included in operating expenses for payments, including future payments, to the Company’s former President and Chief Executive Officer and 11 other employees whose employment terminated during the quarter ended March 31, 2003. Additional severance expense of $0.3 million was recorded in the third and fourth quarters for the termination of employees related to the consolidation of branches and the reorganization of corporate headquarters staff. During the years ended December 31, 2004 and 2003, total severance payments of $0.7 million and $1.3 million were made, respectively. The remaining severance payments totaled $0.1 million at December 31, 2004, and will be paid by March 31, 2005.

12.    SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table provides selected consolidated financial information from continuing operations on a quarterly basis for each quarter of 2004 and 2003. The Company’s business is seasonal and particularly sensitive to weather conditions. Interim amounts are therefore subject to significant fluctuations (in millions, except per share data).

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2004
Net sales	$213.9	$242.7	$257.0	$224.8	$938.4
Gross profit	41.8	48.2	49.7	42.3	182.0
Operating profit	4.5	7.8	9.3	7.3	28.9
Net income from continuing operations	2.1	5.0	4.7	3.8	15.6
Net income (loss) from discontinued operations	0.5	1.8	1.3	(0.3)	3.3
Net income per share—Diluted
Net income from continuing operations	$0.11	$0.25	$0.23	$0.19	$0.78
Net income (loss) from discontinued operations	0.03	0.09	0.07	(0.02)	0.17

Net income	$0.14	$0.34	$0.30	$0.17	$0.95

2003
Net sales	$171.5	$196.5	$223.8	$198.7	$790.5
Gross profit	30.6	37.2	43.7	39.5	151.0
Operating profit (loss)	(5.2)	2.5	8.5	2.2	8.0
Net income (loss) from continuing operations	(4.3)	0.5	4.4	0.8	1.4
Net income (loss) from discontinued operations	(0.7)	1.1	0.8	0.8	2.0
Net income per share—Diluted
Net income (loss) from continuing operations	$(0.22)	$0.03	$0.22	$0.04	$0.07
Net income (loss) from discontinued operations	(0.04)	0.05	0.05	0.04	0.10

Net income (loss)	$(0.26)	$0.08	$0.27	$0.08	$0.17

13.    DISCONTINUED OPERATIONS

Huttig sold its mouldings manufacturer, American Pine Products in August of 2004, and its one-step branches in three separate transactions in August and December of 2004, and in February of 2005. These operations are accounted for as discontinued operations. The gain on sale of American Pine Products and the one-step branches in 2004 approximated net book value. In 2005, the sale generated an after-tax gain of approximately $1.6 million.

In January 2002, the Financial Accounting Standards Board issued, SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Asset. This statement addresses the accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 broadens the presentation of discontinued operations to include a component of the Company, which comprises operations and cash flows that can be clearly distinguished from the rest of the Company. Based on SFAS No. 144, the Company has accounted for the 2004 and February 2005 dispositions of businesses as discontinued operations.

The following are major classes of assets for the discontinued operations described above that were held for sale at December 31, 2004 and December 31, 2003:

DISCONTINUED OPERATIONS

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2004	December 31, 2003
	(In millions)
ASSETS:
Trade accounts receivable	$3.6	$4.6
Inventories	3.2	13.2
Other current assets	—	0.7
Property, plant, and equipment	1.1	5.3

Net assets held for sale	$7.9	$23.8

Operating results of these discontinued operations are shown below:

DISCONTINUED OPERATIONS

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	December 31,
	2004	2003	2002
	(In millions)
Net Sales	$100.0	$118.8	$122.0

Income before Income Taxes	$5.4	$3.2	$2.1
Provision for Income Taxes	(2.1)	(1.2)	(0.8)

Net Income	$3.3	$2.0	$1.3

14.    SUBSEQUENT EVENTS

On January 11, 2005, the Company, through its wholly owned subsidiary, Huttig Texas Limited Partnership, completed the purchase of substantially all of the assets of Texas Wholesale Building Materials for $15.0 million in cash and the assumption of certain liabilities, pursuant to an Asset Purchase Agreement signed on January 10, 2005. Texas Wholesale operates a 260,000 square foot distribution center in Dallas. The purchase price will be allocated to the underlying assets and certain liabilities based on their estimated fair values. The goodwill resulting from this transaction is pending the results of appraisal and further financial analysis. For the year ended December 31, 2004, Texas Wholesale had sales of approximately $89.0 million and net income of approximately $0.6 million. The source of funds for the acquisition was through the Company’s existing credit facility. The Texas Wholesale acquisition represents the Company’s first full line distribution operation in the state of Texas, in accordance with its acquisition strategy.

On February 1, 2005, the Company sold the operations and certain assets, including accounts receivable, inventory, equipment and real property, of its four one-step branches located in Tennessee and Alabama to Hendricks Companies, Inc. for $10.3 million in cash. The Company used the proceeds of the sale to pay down debt and trade payables. The Company reported these branches as discontinued operations and related assets were classified as held for sale effective December 31, 2004.

ITEM 9—	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A—CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures—The Company, under the supervision and with the participation of our Disclosure Committee and management, including our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities and Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective as of December 31, 2004 in all material respects in (a) causing information required to be disclosed by us in reports that we file or submit under the Securities and Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (b) causing such information to be accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control on financial reporting during the Company’s fiscal fourth quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management’s Report on Internal Control Over Financial Reporting—The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of Huttig Building Products, Inc.’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein. See Part II, Item 8, “Financial Statements and Supplementary Data,” for additional information.

ITEM 9B—OTHER INFORMATION

None

PART III

ITEM 10—DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information regarding executive officers and directors of Huttig is set forth in the Company’s definitive proxy statement for its 2005 Annual Meeting of Stockholders under the caption “Election of Directors” and is incorporated herein by reference. Information regarding Section 16(a) beneficial ownership reporting compliance is set forth in the 2005 proxy statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

The information regarding the Company’s “audit committee financial expert” and identification of the members of the Audit Committee of the Company’s Board of Directors is set forth in the 2005 proxy statement under the caption “Corporate Governance” and is incorporated herein by reference.

In May 2003, the Company adopted a Code of Business Conduct and Ethics applicable to all directors and employees, including the principal executive officer, principal financial officer and principal accounting officer. The Code of Business Conduct and Ethics is available on the Company’s website at www.huttig.com. The contents of the Company’s website are not part of this Annual Report. Stockholders may request a free copy of the Code of Business Conduct and Ethics from:

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

Because our common stock is listed on the New York Stock Exchange (NYSE), our chief executive officer is required to make, and has made, an annual certification to the NYSE stating that he was not aware of any violation by Huttig of the corporate governance listing standards of the NYSE. The certification was not qualified in any respect. In addition, Huttig has filed, as exhibits to this annual report on Form 10-K, the certifications of its chief executive officer and chief financial officer required under Section 302 of the Sarbanes-Oxley Act of 2002.

ITEM 11—EXECUTIVE COMPENSATION

The information required by Item 11 is set forth in the 2005 proxy statement under the captions “Election of Directors” and “Executive Compensation,” and is incorporated herein by reference.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Except as set forth below, the information required by Item 12 is set forth in the 2005 proxy statement under the captions “Beneficial Ownership of Common Stock by Directors and Management” and “Principal Stockholders of the Company,” and is incorporated herein by reference.

Equity Compensation Plan Information

The following table presents information, as of December 31, 2004, for equity compensation plans under which Huttig’s equity securities are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,785,900		$4.35	237,005	(1)
Equity compensation plans not approved by security holders(2)	60,000	(3)	$4.34	0

Total	1,845,900		$4.49	237,005

(1)	To the extent such shares are not issued pursuant to future option grants, 220,505 of such shares are available for issuance in the form of awards of restricted stock under the Company’s 1999 Stock Incentive Plan and Amended and Restated 2001 Stock Incentive Plan and 11,500 of such shares are available for awards under the Company’s 1999 Non-Employee Director Restricted Stock Plan.
(2)	As of December 31, 2004, includes written option agreements providing for option grants to certain of the Company’s non-employee directors (see footnote (3) below).
(3)	Includes options to purchase 20,000 shares at a per share exercise price of $4.34 granted on January 22, 2001 to each of Messrs. Bigelow, Forté and Gardner, all of whom are directors of the Company. Each of these options vests 50% on the first anniversary on the date of grant, an additional 25% on the second anniversary and the remaining 25% on the third anniversary.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is set forth in the 2005 proxy statement under the caption “Certain Relationships and Related Transactions,” and is incorporated herein by reference.

ITEM 14—PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is set forth in the 2005 proxy statement under the caption “Principal Auditor Fees and Services,” and is incorporated herein by reference.

PART IV

ITEM 15—EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this report:

1.	Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2004 and 2003

Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements

2.	Exhibits:

2.1	Distribution Agreement dated December 6, 1999 between Crane Co. and the company. (Incorporated by reference to Exhibit No. 2.1 of Amendment No. 4 to the company’s Registration Statement on Form 10 (File No. 1-14982) filed with the Commission on December 6, 1999 (the “Form 10”).)

2.2	Share Exchange Agreement dated October 19, 1999 among The Rugby Group p.l.c., Crane Co. and the company. (Incorporated by reference to Exhibit No. 2.2 to Amendment No. 1 to the Form 10 filed with the Commission on October 29, 1999.)

3.1	Restated Certificate of Incorporation of the company. (Incorporated by reference to Exhibit 3.1 to the Form 10 filed with the Commission on September 21, 1999.)

3.2	Bylaws of the company as amended as of July 22, 2002. (Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (the “June 30, 2002 Form 10-Q”.)

4.1	Rights Agreement dated December 6, 1999 between the company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent. (Incorporated by reference to Exhibit 4.1 to the company’s Annual Report on Form 10-K for the year ended December 31, 1999 (the “1999 Form 10-K”).)

4.2	Amendment No. 1 to Rights Agreement between the company and ChaseMellon Shareholders Services, L.L.C. (Incorporated by reference to Exhibit 4.4 to the company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (the “March 31, 2000 Form 10-Q”).)

4.3	Credit Agreement dated August 12, 2002 by and among the company, certain of its domestic subsidiaries, JPMorgan Chase Bank as agent, and the lending institutions named therein. (Incorporated by reference to Exhibit 4.1 to the June 30, 2002 Form 10-Q.)

4.4	Certificate of Designations of Series A Junior Participating Preferred Stock of the company. (Incorporated by reference to Exhibit 4.6 to the 1999 Form 10-K .)

4.5	First Amendment to Credit Agreement, dated as of May 30, 2003, by and among the company, certain of its domestic subsidiaries, JPMorgan Chase Bank as agent and the lending institutions named therein. (Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.)

4.6	Second Amendment to Credit Agreement, dated as of February 13, 2004, by and among the company, certain of its domestic subsidiaries, JPMorgan Chase Bank as agent and the lending institutions named therein. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 26, 2004.)

4.7	Credit Agreement, dated September 24, 2004, by and among the Company, certain of its domestic subsidiaries, LaSalle National Bank Association, as agent, and the lending institutions named therein (Incorporated by reference to Exhibit 4.1 to the Form 10-Q filed with the Commission on November 12, 2004).

4.8	First Amendment to Credit Agreement, dated December 3, 2004, by and among the Company, certain of its domestic subsidiaries, LaSalle National Bank Association, as agent, and the lending institutions named therein.

10.1	Tax Allocation Agreement by and between Crane and the company dated December 16, 1999. (Incorporated by reference to Exhibit 10.1 to the 1999 Form 10-K.)

10.2	Employee Matters Agreement between Crane and the company dated December 16, 1999. (Incorporated by reference to Exhibit 10.2 to the 1999 Form 10-K.)

*10.3	Non-Employee Director Restricted Stock Plan. (Incorporated by reference to Exhibit 10.4 to Amendment No. 4 to the Form 10 filed with the Commission on December 6, 1999.)

*10.4	1999 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.5 to Amendment No. 4 to the Form 10 filed with the Commission on December 6, 1999.)

*10.5	Form of Stock Option Agreement under the company’s 1999 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.6 to the 1999 Form 10-K.)

*10.6	Schedule to Stock Option Agreement under the company’s 1999 Stock Incentive Plan.

*10.7	Amended and Restated 2001 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.)

*10.8	Form of Stock Option Agreement under the company’s 2001 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.10 to the 2001 Form 10-K.)

*10.9	Schedule to Stock Option Agreement under the company’s 2001 Stock Incentive Plan.

*10.10	Form of Indemnification Agreement for Executive Officers and Directors. (Incorporated by reference to Exhibit 10.9 to the 1999 Form 10-K.)

*10.11	Schedule to Indemnification Agreement for Executive Officers and Directors. (Incorporated by reference to Exhibit 10.10 to the company’s Annual Report on Form 10-K for the year ended December 31, 2000 (the “2000 Form 10-K”).)

*10.12	Resignation Agreement between the company and Barry J. Kulpa dated March 5, 2003. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 10, 2003.)

10.13	Registration Rights Agreement by and between The Rugby Group PLC and the company dated December 16, 1999. (Incorporated by reference to Exhibit 10.14 to the 1999 Form 10-K.)

10.14	Letter Agreement dated August 20, 2001 between the company and The Rugby Group Limited. (Incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K dated August 20, 2001).

*10.15	Form of Stock Option Agreement dated January 22, 2001 between the company and each of E. Thayer Bigelow, Jr., Richard S. Forté and Dorsey R. Gardner. (Incorporated by reference to Exhibit 10.24 to the 2001 Form 10-K.)

*10.16	Form of Restricted Stock Agreement for awards under the company’s Amended and Restated 2001 Stock Incentive Plan (Incorporated by reference to Exhibit 10.25 to the Company’s Form 10-K filed with the Commission on March 14, 2002).

*10.17	Schedule to Restricted Stock Agreement for awards under the company’s Amended and Restated 2001 Stock Incentive Plan (Incorporated by reference to Exhibit 10.26 to the Company’s Form 10-K filed with the Commission on March 14, 2002).

*10.18	Non-Competition and Confidentiality Agreement dated March 31, 2002 between the company and Barry J. Kulpa (Incorporated by reference to Exhibit 10.30 to the Company’s Form 10-K filed with the Commission on March 19, 2003).

10.19	Form of Change of Control Agreement dated November 19, 2002 between the company and each of Thomas S. McHugh, Nick H. Varsam and Jon P. Vrabely. (Incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.)

*10.20	Executive Employment Contract dated May 1, 2003, between the Company and Michael A. Lupo. (Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q filed with the Commission on May 14, 2003.)

10.21	Asset Purchase and Sale Agreement, dated July 29, 2004, between the Company and Woodgrain Millwork, Inc. (Incorporated by reference to Exhibit 10.1 to the Form 10-Q filed with the Commission on August 10, 2004).

10.22	Master Supply Agreement, dated August 2, 2004, between the Company and Woodgrain Millwork, Inc. (Incorporated by reference to Exhibit 10.1 to the Form 10-Q filed with the Commission on August 10, 2004).

10.23	Asset Purchase and Sale Agreement, dated August 30, 2004, between the Company and McCray Lumber Company (Incorporated by reference to Exhibit 2.1 to the Form 8-K filed with the Commission on September 2, 2004).

10.24	Form of Change of Control Agreement, dated July 27, 2004, between the Company and each of Richard A. Baltz and Hank J. Krey (Incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.25	Sales Agreement dated November 5, 2004, between the Company and Builder Resource Supply Corporation.

10.26	Asset Purchase Agreement, dated January 10, 2005, between Huttig Texas Limited Partnership, a subsidiary of the Company and Texas Wholesale Building Materials, Ltd.

10.27	Asset Purchase and Sale Agreement, dated January 11, 2005, between the Company and Hendricks Companies, Inc.

10.28	Settlement Agreement dated January 19, 2005, between the Company and The Rugby Group Ltd., and Rugby IPD Corp.

10.29	Joint Defense Agreement dated January 19, 2005, between the Company and The Rugby Group Ltd., and Rugby IPD Corp.+

*10.30	Separation Agreement dated February 4, 2005, between the Company and Nick H. Varsam.

*10.31	Form of Employment/Severance Agreement between the Company and Carl A. Liliequist dated December 22, 2000. (Incorporated by reference to May 2004 filing.)

*10.32	First Amendment to Executive Employment Agreement between the Company and Michael A. Lupo dated January 27, 2004 (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004.)

*10.33	Second Amendment to Executive Employment Agreement between the Company and Michael A. Lupo dated March 1, 2005.

*10.34	Form of Change of Control Agreement dated March 1, 2005, between the Company and Michael A Lupo.

16.1	Letter of Deloitte & Touche LLP regarding change in certifying accountants (Incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K/A filed with the Commission on March 29, 2004).

21.1	Subsidiaries.

23.1	Consent of KPMG LLP, independent registered public accounting firm.

23.2	Consent of Deloitte & Touche LLP, independent registered public accounting firm.

31.1	Certification of Chief Executive Officer required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a).

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.
+	Certain portions of this Exhibit have been omitted based upon a request for confidential treatment filed by the Company with the Secretary of the Securities and Exchange Commission. The omitted portions have been separately filed with the Secretary of the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUTTIG BUILDING PRODUCTS, INC.

By:	/S/ MICHAEL A. LUPO
Michael A. Lupo President and Chief Executive Officer

Date: March 11, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL A. LUPO Michael A. Lupo	President, Chief Executive Officer and Director	March 11, 2005

/s/ THOMAS S. MCHUGH Thomas S. McHugh	Vice President, Finance and Chief Financial Officer (Principal Accounting Officer)	March 11, 2005

/s/ R. S. EVANS R. S. Evans	Chairman of the Board	March 11, 2005

/s/ E. THAYER BIGELOW, Jr. E. Thayer Bigelow, Jr.	Director	March 11, 2005

/s/ RICHARD S. FORTÉ Richard S. Forté	Director	March 11, 2005

/s/ DORSEY R. GARDNER Dorsey R. Gardner	Director	March 11, 2005

/s/ DONALD GLASS Donald Glass	Director	March 11, 2005

/s/ J. KEITH MATHENEY J. Keith Matheney	Director	March 11, 2005

Delbert H. Tanner	Director