Form 10-Q
period 2005-03-31
HUTTIG BUILDING PRODUCTS INC
filed 2005-05-10
CIK 1093082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

The number of shares of Common Stock outstanding on March 31, 2005 was 19,877,501 shares.

PART I. FINANCIAL INFORMATION

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2005 AND DECEMBER 31, 2004

(UNAUDITED)

(In Millions)

	March 31, 2005	December 31, 2004
ASSETS

Current Assets:
Cash and equivalents	$1.2	$1.9
Trade accounts receivable, net	105.1	73.1
Inventories	106.7	74.2
Assets held for sale	—	7.9
Other current assets	6.5	7.8

Total current assets	219.5	164.9

Property, Plant and Equipment:
Land	5.8	5.8
Building and improvements	29.9	29.2
Machinery and equipment	27.8	26.3

Gross property, plant and equipment	63.5	61.3
Less accumulated depreciation	31.8	31.0

Property, plant and equipment, net	31.7	30.3

Other Assets:
Goodwill, net	19.2	13.6
Other	8.0	4.1
Deferred income taxes	1.6	2.1

Total other assets	28.8	19.8

Total Assets	$280.0	$215.0

see notes to unaudited consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2005 AND DECEMBER 31, 2004

(UNAUDITED)

(In Millions, Except Share and Per Share Data)

	March 31, 2005	December 31, 2004
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Current maturities of long-term debt	$5.5	$5.5
Trade accounts payable	82.4	58.9
Deferred income taxes	5.1	4.9
Accrued compensation	8.0	12.0
Other accrued liabilities	10.8	8.8

Total current liabilities	111.8	90.1

Non-current Liabilities:
Long-term debt, less current maturities	65.0	32.0
Other non-current liabilities	3.5	1.9

Total non-current liabilities	68.5	33.9

Shareholders’ Equity:
Preferred shares; $.01 par (5,000,000 shares authorized)	—	—
Common shares; $.01 par (50,000,000 shares authorized; at March 31, 2005 and December 31, 2004 - 20,896,145 shares issued)	0.2	0.2
Additional paid-in capital	34.1	33.4
Retained earnings	70.6	65.3
Accumulated other comprehensive income (loss)	0.2	(0.2)
Less: Treasury shares, at cost (1,018,644 shares at March 31, 2005 and 1,452,444 shares at December 31, 2004)	(5.4)	(7.7)

Total shareholders’ equity	99.7	91.0

Total Liabilities and Shareholders’ Equity	$280.0	$215.0

see notes to unaudited consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

(UNAUDITED)

(In Millions, Except Per Share Data)

	Three Months Ended March 31,
	2005	2004
Net Sales	$249.4	$213.9

Cost of Sales and Operating Expenses:
Cost of sales	201.9	172.1
Operating expenses	40.9	36.0
Depreciation and amortization	1.4	1.3
Gain on disposal of capital assets	(2.5)	—

Total cost of sales and operating expenses	241.7	209.4

Operating Profit	7.7	4.5

Interest Expense, net	(1.1)	(1.1)

Income from Continuing Operations Before Income Taxes	6.6	3.4

Provision for Income Taxes	2.7	1.3

Net Income from Continuing Operations	3.9	2.1

Net Income from Discontinued Operations, Net of Taxes ($0.8 and $0.3, respectively)	1.4	0.6

Net Income	$5.3	$2.7

Basic Income Per Share:
Net income from continuing operations	$0.20	$0.11
Net income from discontinued operations	0.07	0.03

Net Income Per Basic Share	$0.27	$0.14

Diluted Income Per Share:
Net income from continuing operations	$0.20	$0.11
Net income from discontinued operations	0.07	0.03

Net Income Per Dilutive Share	$0.27	$0.14

see notes to unaudited consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

(UNAUDITED)

(In Millions)

	Common Shares Outstanding, at Par Value	Additional Paid-In Capital	Retained Earnings	Unearned Compensation- Restricted Stock	Accumulated Other Comprehensive Income (Loss)	Treasury Shares, at Cost	Total Shareholders’ Equity
Balance at January 1, 2004	$0.2	$33.4	$46.4	$(0.1)	$—	$(7.7)	$72.2

Net income			2.7				2.7

Balance at March 31, 2004	$0.2	$33.4	$49.1	$(0.1)	$—	$(7.7)	$74.9

Balance at January 1, 2005	$0.2	$33.4	$65.3	$—	$(0.2)	$(7.7)	$91.0

Net income			5.3				5.3

Fair market value adjustment of derivatives, net					0.4		0.4

Comprehensive income							5.7

Stock options exercised, net of tax benefit		0.7				2.3	3.0

Balance at March 31, 2005	$0.2	$34.1	$70.6	$—	$0.2	$(5.4)	$99.7

see notes to unaudited consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

(UNAUDITED)

(In Millions)

	Three Months Ended March 31,
	2005	2004
Cash Flows From Operating Activities:
Net income	$5.3	$2.7
Adjustments to reconcile net income to cash used in operations (excluding the effect of dispositions):
Net income from discontinued operations	(1.4)	(0.6)
Depreciation and amortization	1.5	1.5
Gain on disposal of capital assets	(2.5)	—
Deferred income taxes	0.6	0.6
Accrued postretirement benefits	(0.1)	(0.1)
Change in fair value of interest rate swaps	(0.4)	—
Changes in operating assets and liabilities (exclusive of acquisitions):
Trade accounts receivable	(29.2)	(32.6)
Inventories	(24.2)	(16.8)
Other current assets	2.2	2.1
Trade accounts payable	18.4	15.4
Accrued liabilities	(3.6)	(1.2)
Other	0.9	(0.1)

Net cash used in operating activities of continuing operations	(32.5)	(29.1)
Net cash used in operating activities of discontinued operations	(1.8)	(0.9)

Total cash used in operating activities	(34.3)	(30.0)

Cash Flows From Investing Activities:
Capital expenditures for continuing operations	(0.5)	(0.1)
Acquisition of business	(15.0)	—
Proceeds from disposition of capital assets	2.4	—
Proceeds from disposition of discontinued operations	10.8	—

Total cash used in investing activities	(2.3)	(0.1)

Cash Flows From Financing Activities:
Repayment of capital lease obligations	(0.3)	(0.4)
Borrowings of debt on revolving debt agreements, net	34.3	27.9
Repayment of term loan	(1.1)	—
Proceeds from exercise of stock options	3.0	—

Total cash provided from financing activities	35.9	27.5

Net Decrease in Cash and Equivalents	(0.7)	(2.6)

Cash and Equivalents, Beginning of Period	1.9	5.0

Cash and Equivalents, End of Period	$1.2	$2.4

Supplemental Disclosure of Cash Flow Information:
Interest paid	$1.1	$0.7
Income taxes paid (received-net of taxes paid)	$—	$(0.1)

see notes to unaudited consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BASIS OF PRESENTATION

The consolidated financial statements included herein have been prepared by Huttig Building Products, Inc. (the “Company” or “Huttig”) on a consolidated basis, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the necessary disclosures have been made for a fair statement of the results for the interim period presented. It is recommended that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K. The financial information contained herein reflects, in the opinion of management, all adjustments necessary consisting of normal recurring items, to present fairly the results for the interim periods presented. Certain amounts in the prior period consolidated financial statements have been reclassified to be consistent with the current period’s presentation.

The consolidated results of operations and resulting cash flows for the interim periods presented are not necessarily indicative of the results that might be expected for the full year. Due to the seasonal nature of Huttig’s business, operating profitability is usually lower in the Company’s first and fourth quarters than in the second and third quarters.

2. STOCK-BASED EMPLOYEE COMPENSATION

Effective April 21, 2005, the Securities and Exchange Commission adopted a final ruling amending the compliance date for the Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised), Share-Based Payment. Each registrant that is not a small business issuer will be required to prepare financial statements in accordance with Statement No. 123 (Revised) starting with the first interim or annual reporting period of the registrant’s first fiscal year beginning on or after June 15, 2005. The Company accounts for its stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

Had the compensation cost for these plans been determined according to SFAS No. 123, the Company’s net income and earnings per share would have been the following pro forma amounts for the quarters ended March 31, 2005 and 2004:

	Quarter Ended
	(In millions, except per share amounts)
	March 31, 2005	March 31, 2004
Net income as reported	$5.3	$2.7
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(0.1)	(0.1)

Net income, pro forma	$5.2	$2.6

Basic income per share:
As reported	$0.27	$0.14
Pro Forma	$0.26	$0.14
Diluted income per share:
As reported	$0.27	$0.14
Pro Forma	$0.26	$0.13

3. DEBT

Debt consisted of the following at March 31, 2005 and December 31, 2004 (in millions):

	March 31, 2005	December 31, 2004
Revolving credit agreement	$40.2	$5.9
Term loan	27.8	28.9
Capital lease obligations	2.5	2.7

Total debt	70.5	37.5
Less current portion	5.5	5.5

Long-term debt	$65.0	$32.0

Credit Agreement — The Company has a Credit Agreement, which provides for a term loan facility of $30 million and a revolving credit facility of $130 million, which expires in September 2009. The revolving credit facility may be increased, subject to certain conditions, including bank approval, to a maximum availability of $180 million. As of March 31, 2005, the Company had revolving credit borrowings of $40.2 million, at a weighted average interest rate of 4.7%, and $27.8 million outstanding on the term loan, at an interest rate of 4.3%, under the Credit Agreement.

The term loan facility provides for quarterly principal payments of approximately $1.1 million. Subject to certain exceptions, the Company is required to repay amounts outstanding under the Credit Agreement from the cash proceeds of asset dispositions, debt or equity securities issuances and insurance claims related to its owned real estate. The Company must also pay a commitment fee in the range of 0.25% to 0.40% per annum on the average daily-unused amount of the revolving credit commitment. The entire unpaid balance under the Credit Agreement is due and payable on September 23, 2009, the maturity date of the Credit Agreement.

The Credit Agreement contains financial covenants, including a fixed charge coverage ratio, a senior debt to EBITDA ratio, an asset coverage ratio, and a tangible net worth ratio. The Credit Agreement also contains restrictive covenants pertaining to the management and operations of Huttig and its subsidiaries. The covenants include, among others, limitations on indebtedness, guarantees, letters of credit, liens, investments, distributions, mergers, acquisitions, asset sales, fundamental corporate changes, transactions with affiliates, and issuance of stock. As of March 31, 2005, the Company was in compliance with all debt covenants.

The Company has an interest rate swap agreement, which will expire in September 2009, which mirrors the $30.0 million term loan and provides a fixed rate of interest of 3.76% plus an applicable borrowing spread of between 100 and 200 basis points above LIBOR depending on the ratio of Senior debt to EBITDA at the end of each quarter. This interest rate swap is used to hedge interest rate risks related to the Company’s variable rate term loan and is accounted for as a cash flow hedge.

At March 31, 2005, the Company had letters of credit outstanding under the Credit Facility totaling $7.2 million, primarily for health and workers’ compensation insurance.

4. COMMITMENTS AND CONTINGENCIES

In April 2002, the Company filed a lawsuit in the Supreme Court of the State of New York against The Rugby Group Ltd., and Rugby IPD Corp., a subsidiary of The Rugby Group Ltd., alleging that they breached their contractual obligations to indemnify and defend Huttig against asbestos-related liabilities and claims arising out of the business that was acquired in 1994 by Rugby Building Products, Inc. The Company acquired Rugby Building Products, Inc., a distributor of building materials, in December 1999, when it acquired the stock of its parent, Rugby USA, Inc., from The Rugby Group Ltd. In the Company’s lawsuit, it sought to recover sums it had spent to defend and, with respect to one lawsuit, settle its asbestos lawsuits, as well as a declaratory judgment that Rugby Group and Rugby IPD indemnify and defend the Company for these lawsuits and any similarly situated claims that may be asserted against the Company in the future.

On January 19, 2005, the Company entered into a settlement agreement with The Rugby Group Ltd., and Rugby IPD Corp., a former subsidiary of The Rugby Group Ltd. (collectively, “Rugby”), settling the pending lawsuit filed by the Company in the Supreme Court of the State of New York. The parties agreed to dismiss the pending litigation without prejudice and without any admission of liability in any respect by any party. In accordance with the terms of the settlement, The Rugby Group Ltd. paid to the Company $0.6 million on January 19, 2005, for reimbursement of costs that Huttig had previously incurred. In addition, the Company and Rugby each released the other from further liabilities with respect to the underlying asbestos-related liabilities and claims and any future asbestos-related liabilities and claims, subject to termination of the joint defense agreement described below. The Company and Rugby also have agreed to certain other terms typical for a settlement agreement of this kind.

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

In 1995, Huttig was identified as a potentially responsible party in connection with the clean up of contamination at a formerly owned property in Montana that was used for the manufacture of wood windows. Huttig is voluntarily remediating this property under the oversight of and in cooperation with the Montana Department of Environmental Quality (“MDEQ”), and is complying with a 1995 unilateral administrative order of the MDEQ to complete a remedial investigation and feasibility study. The remedial investigation was completed and approved in 1998 by the MDEQ, which has issued its final risk assessment of this property. In March 2003, the MDEQ approved Huttig’s work plan for conducting a feasibility study to evaluate alternatives for cleanup. In July 2004, Huttig submitted the feasibility study report, which evaluated several potential remedies, including continuation and enhancement of remedial measures already in place and operating. The MDEQ will comment on the feasibility study report and its recommended remedy, and then will select a final remedy, publish a record of decision and negotiate with Huttig for an administrative order of consent on the implementation of the final remedy. During remediation, Huttig intends to continue monitoring the site, evaluating and improving upon the selected remedy, and reporting regularly to the MDEQ. Based on our experience to date in remediating this site, Huttig believes that the scope of remediation that the MDEQ ultimately determines will not have a material adverse effect on its results of operations or financial condition. The Company spent less than $0.1 million on remediation costs at this site in both the three months ended March 31, 2005 and March 31, 2004. The annual level of future remediation expenditures is difficult to estimate because of the uncertainty relating to the final remedy to be selected. As of March 31, 2005, the Company has accrued $0.5 million for future costs of remediating this site and believes this accrual represents management’s best estimate, based on current facts and circumstances, of the currently expected costs of continued remediation. Until the MDEQ selects a final remedy, however, management can give no assurance as to the scope or cost to Huttig of the final remediation order.

In June 2004, as part of the due diligence conducted by a party interested in acquiring the American Pine Products facility, a previously unknown release of petroleum hydrocarbons and pentachlorophenol, or PCP, was discovered in soil and groundwater at the facility. Based on the initial investigation, the Company believes that the source of the contamination was a former wood-dipping operation on the property that was discontinued approximately 20 years ago, prior to Huttig acquiring the facility. The Company has voluntarily reported this discovery to the Oregon Department of Environmental Quality (“ODEQ”) and has agreed to participate in the ODEQ’s voluntary cleanup program. Pursuant to this program the Company is investigating and, has begun to remediate the property under the oversight of the ODEQ. The Company is currently conducting a preliminary assessment of the scope of contamination and potential required remediation, and reviewing whether it can recover its costs from other possible responsible parties, including previous owners of this facility. The Company spent less than $0.1 million on remediation costs at this site in the three months ended March 31, 2005. As of March 31, 2005, the Company has accrued $0.1 million for future costs of remediating this site and believes this accrual represents management’s best estimate, based on current facts and circumstances, of the currently expected costs of continued remediation. Until the ODEQ selects a final remedy, however, management can give no assurance as to the scope or cost to Huttig of the final remediation order.

The Company and a former-employee driver have both been named as defendants in a wrongful-death lawsuit that alleges liability for damages arising out of an accident that occurred on January 8, 2004 in Tampa, FL. The lawsuit commenced on or about January 28, 2005. The case is pending in the Federal District Court, District of Florida, Middle District, Tampa Division. Defendants have denied liability for the claim and are defending themselves in the litigation. The case is in an early, pre-discovery stage. At this time, management of the Company cannot reasonably predict the ultimate or likely outcome in this matter.

The Company accrues expenses when it is probable that an asset has been impaired or a liability has been incurred and management can reasonably estimate the expense. Contingencies for which the Company has made accruals include environmental, product liability and other legal matters. Based on management’s assessment of the most recent information available, management currently does not expect any of these contingencies to have a material adverse effect on the Company’s financial position or cash flow. It is possible, however, that future results of operations for any particular quarter or annual period and our financial condition could be materially affected by changes in assumptions or other circumstances related to these matters. The Company accrues its best estimate of the cost of resolution of these matters and makes adjustments to the amounts accrued as circumstances change.

5. BASIC AND DILUTED NET INCOME PER SHARE

The following table sets forth the computation of net income per basic and diluted share (net income amounts in millions, share amounts in thousands, per share amounts in dollars):

	Three Months Ended March 31,
	2005	2004
Net income available to common shareholders
Net income from continuing operations	$3.9	$2.1
Net income from discontinued operations	1.4	0.6

Net income (numerator)	$5.3	$2.7

Weighted average number of basic shares outstanding (denominator)	19,642	19,436

Net income per share - Basic
Net income from continuing operations	$0.20	$0.11
Net income from discontinued operations	0.07	0.03

Net income	$0.27	$0.14

Weighted average number of basic shares outstanding	19,642	19,436
Effect of dilutive securities - options outstanding	501	147

Weighted average number of diluted shares outstanding (denominator)	20,143	19,583

Net income per share - Diluted
Net income from continuing operations	$0.20	$0.11
Net income from discontinued operations	0.07	0.03

Net income	$0.27	$0.14

At March 31, 2005, all stock options were dilutive. At March 31, 2004, stock options to purchase 852,900 shares were not dilutive and, therefore, were not included in the computations of diluted income per share amounts.

6. DIVESTITURES

During the first quarter of 2005, the Company sold its remaining Builder Resource one-step branches, and certain assets, including certain accounts receivable, inventory, equipment and real property for $10.8 million in cash and reported an after-tax gain of $1.4 million. The after-tax gain is included in net income from discontinued operations for the quarter ended March 31, 2005. The Company used the proceeds of the sale to pay down debt and retained trade payables. The Company reported these branches as discontinued operations and related assets were classified as held for sale effective December 31, 2004.

The following are major classes of assets for the discontinued operations described above that were held for sale at March 31, 2005 and December 31, 2004:

DISCONTINUED OPERATIONS

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2005	December 31, 2004
ASSETS:

Trade accounts receivable, net	$—	$3.6
Inventories, net	—	3.2
Property, plant, and equipment, net	—	1.1

Net assets held for sale	$—	$7.9

Operating results of our discontinued operations are shown below:

DISCONTINUED OPERATIONS

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(In millions)	Three Months Ended March 31,
	2005	2004
Net Sales	$2.5	$29.2

Income before Income Taxes (including gain on disposal of $2.3)	2.2	0.9
Provision for Income Taxes	(0.8)	(0.3)

Net Income	$1.4	$0.6

7. ACQUISITION

Effective January 1, 2005, the Company, through its wholly owned subsidiary, Huttig Texas Limited Partnership, completed the purchase of substantially all of the assets of Texas Wholesale Building Materials, Inc. (“Texas Wholesale”) for $15.0 million in cash and the assumption of certain liabilities, pursuant to an Asset Purchase Agreement signed on January 10, 2005. Texas Wholesale’s results of operations have been included in the consolidated financial statements since the date of acquisition. The Texas Wholesale acquisition represents the Company’s first full line distribution operation in the state of Texas, in accordance with its acquisition strategy.

The following table presents the preliminary allocation of the acquisition costs to the assets acquired and liabilities assumed, based on fair values:

(In millions)	March 31, 2005
Accounts receivable	$5.3
Inventories	8.4
Property, plant, and equipment	1.5
Intangible assets	3.3
Goodwill	5.6

Total assets acquired	24.1

Accounts payable	6.8
Other long-term liabilities	2.3

Total liabilities assumed	9.1

Net assets acquired	$15.0

The allocation of the purchase price is based on preliminary data and could change when final valuations of intangible assets are obtained. The assets that make up the $3.3 million of acquired intangible assets include: customer relationships valued at $0.9 million (20-year weighted average useful life) and a covenant not to compete valued at $2.4 million (6-year weighted average useful life). The residual purchase price of $5.6 million was assigned to goodwill.

The following tables reflect the acquisition of intangible assets and the changes in the carrying amount of goodwill for the quarter ended March 31, 2005:

Acquired Amortizable Intangibles

(in millions)	Gross Carrying Amount	Accumulated Amortization
Covenant not to compete	$2.4	$0.1
Customer relationships	0.9	—

Total	$3.3	$0.1

Estimated amortization expense:

2005	$0.4
2006	0.4
2007	0.4
2008	0.4
2009	0.4
2010	0.4
Thereafter	0.8

Goodwill

(in millions)

Balance as of December 31, 2004, net of accumulated amortization	$13.6
Goodwill acquired effective January 1, 2005	5.6

Balance as of March 31, 2005	$19.2

The pro forma effects of Texas Wholesale’s acquisition on the Company’s consolidated income statements were not material.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Huttig is a distributor of building materials used principally in new residential construction and in home improvement, remodeling, and repair work. We distribute our products through 46 distribution centers serving 47 states and sell primarily to building materials dealers, national buying groups, home centers and industrial users including makers of manufactured homes.

The following table sets forth our sales of continuing operations, by product classification as a percentage of total sales, for the three months ended March 31, 2005 and March 31, 2004:

	Three Months Ended March 31,
	2005	2004
Millwork(1)	52%	52%
General Building Products(2)	29%	28%
Wood Products(3)	19%	20%

Total Net Product Sales	100%	100%

(1)	Millwork, including exterior and interior doors, pre-hung door units, windows, patio doors, mouldings, frames, stair parts and columns;
(2)	General building products, such as composite decking, connectors, fasteners, housewrap, roofing products, insulation and other miscellaneous building products; and
(3)	Wood products, such as engineered wood products, including flooring and roof trusses, and other wood products, such as lumber and panels.

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

Results of Operations

Three Months Ended March 31, 2005 Compared to the Three Months Ended March 31, 2004

Continuing Operations

Net sales from continuing operations were $249.4 million, which was $35.5 million, or 17%, higher than 2004. The increases in net sales were due to $20.1 million contributed from the Dallas branch acquired in January 2005 and the remaining increase in net sales came from internal growth. Same branch sales increased 7% in 2005 over 2004. Sales to national accounts increased 11.8% to $70.9 million versus 2004. Sales in all major product categories achieved double-digit sales growth over the prior year. Millwork sales increased $18.6 million, or 17%, over the prior year to $130.6 million, with interior and exterior doors up 12% and 10%, respectively. Other millwork products, primarily mouldings, columns and stairs, were up 44%. Sales of building products increased $13.1 million, or 22%, from a year ago to $73.2 million, led by increases in fasteners, connectors, and decking. Sales of engineered wood products increased 35% to $9.3 million while sales of other wood products increased 4% to $36.3 million. Sales in the Southeast region increased 24%, excluding Dallas, as demand rebounded after last year’s hurricanes, more than offsetting a 4% decline in the Northeast region associated with a temporary reduction of demand due to a restricted winter shipping schedule during February and March. Sales in the West region increased nearly 11%, despite heavy rains, while sales in the Midwest were relatively flat versus the prior year.

Gross profit increased $5.7 million, or 14%, to $47.5 million in the three months ended March 31, 2005 from $41.8 million in the prior year. Gross profit as a percentage of sales was 19.0%, for the quarter ended March 31, 2005 compared to 19.5% in the prior year. Excluding Dallas, gross profit as a percentage of sales was 19.6%.

Operating expenses as a percentage of sales declined 40 basis points, to 16.4% in the first three months ended March 31, 2005 compared to 16.8% in the same quarter last year. Operating expenses were $40.9 million in the quarter ended March 31, 2005, or $4.9 million higher than the same period in the prior year. The Dallas branch added $2.6 million in operating expenses in the quarter ended March 31, 2005. Excluding Dallas, personnel expense, which includes salary, commissions, and wages increased $1.2 million in the first quarter ended March 31, 2005 compared to the same period last year, primarily associated with an increase in personnel. Non-personnel expense increased $2.0 million, principally due to higher fuel costs, vehicle and forklift rent, training, travel, insurance and advertising. Operating expenses were reduced in the current quarter by $0.6 million, which was the result of the Rugby legal settlement. Bad debt expense was $0.1 million for the three months ended March 31, 2005, which was $0.3 million lower than the same period in 2004.

We recognized a $2.5 million gain on disposal of capital assets during the first three months of 2005 primarily from the sale of our Manchester, New Hampshire facility, as we moved into a larger, leased facility. There was no gain or loss on disposal of capital assets in the three months ended March 31, 2004.

Net interest expense was $1.1 million in both the three months ended March 31, 2005 and 2004, as an increase in interest rates was offset by lower average borrowings during the first quarter of 2005 versus the same period in 2004.

As a result of the foregoing factors, pretax income from continuing operations increased by $3.2 million to $6.6 million in the three months ended March 31, 2005 compared to $3.4 million in the same period of 2004.

Income taxes as a percentage of pre-tax income for the three months ended March 31, 2005 and March 31, 2004 were 40.0% and 38.1%, respectively.

Discontinued Operations

Results from discontinued operations reflect sales of $2.5 million and an after-tax gain of $1.4 million on the February 1, 2005 divestiture of the remaining Builder Resource one-step branches. Sales in the first quarter ended 2004 were $29.2 million, operating profit was $0.9 million, and net income was $0.6 million. Operating results included American Pine Products, and all of the Builder Resource branches, which were sold later in 2004.

Liquidity and Capital Resources

We depend on cash flow from operations and funds available under our secured credit facility to finance seasonal working capital needs, capital expenditures and any acquisitions that we may undertake. Our working capital requirements are generally greatest in the second and third quarters, which reflect the seasonal nature of our business. The second and third quarters are also typically our strongest operating quarters, largely due to more favorable weather throughout many of our markets compared to the first and fourth quarters. We typically generate cash from working capital reductions in the fourth quarter of the year and build working capital during the first quarter in preparation for our second and third quarters. We also maintain significant inventories to meet rapid delivery requirements of our customers and to enable us to obtain favorable pricing, delivery and service terms with our suppliers. At March 31, 2005 and 2004, inventories constituted approximately 38% and 36% of our total assets, respectively. We also closely monitor operating expenses and inventory levels during seasonally affected periods and, to the extent possible, manage variable operating costs to minimize seasonal effects on our profitability.

Operations. Cash used in operating activities from continuing operations increased by $3.4 million to $32.5 million for the three months ended March 31, 2005, from $29.1 million in the same period in 2004. The increase in cash used by operating activities primarily reflects an increase in working capital. Accounts receivable increased during the three months ended March 31, 2005 by $29.2 million compared to a $32.6 million increase in the same period in the prior year. Days sales outstanding remained relatively level at 33.8 days for the three months ended March 31, 2005, compared to 33.4 days for the three months ended March 31, 2004. Inventory increased during the three months ended March 31, 2005 by $24.2 million compared to an increase of $16.8 million in the same period last year. The increase over the prior year was to support our higher sales volume. Our inventory turns decreased with the inclusion of Dallas by more than a half-turn to 5.5 turns in the three months ended March 31, 2005 from 6.3 turns in 2004. Accounts payable increased by $18.4 million during the three months ended March 31, 2005 compared to a $15.4 million increase in the same period a year ago. The increases in accounts receivable, inventory and accounts payable from December 31 to March 31 are attributed to normal seasonal increases in business activity.

Investing. Cash used in investing activities for the three months ended March 31, 2005 reflects $15.0 million used for the acquisition of the Texas operations, and $0.5 million of capital expenditures for normal, continuing operating activities. The use of cash in investing activities were partially offset by $10.8 million of proceeds from the disposition of our remaining Builder Resource locations in Alabama, Tennessee, and Kansas and $2.4 million of proceeds from the sale of our Manchester, New Hampshire facility. Cash used in investing activities in the three months ended March 31, 2004 reflects $0.1 million of capital expenditures for normal operating activities.

Financing. Cash provided from financing activities for the three months ended March 31, 2005 reflects $34.3 million of net borrowings from our revolving credit facility, $3.0 million for proceeds received from the exercise of stock options, $1.1 for payment of our term loan and $0.3 million of payments for our capital lease obligations. Cash provided from financing activities for the three months ended March 31, 2004 reflects $27.9 million of net borrowings from our revolving credit facility and $0.4 million of payments for our capital lease obligations.

We have a Credit Agreement, which provides for a term loan facility of $30 million and a revolving credit facility of $130 million, which expires in September 2009. The revolving credit facility may be increased, subject to certain conditions, including bank approval, to a maximum availability of $180 million. As of March 31, 2005, we had revolving credit borrowings of $40.2 million, at a weighted average interest rate of 4.7% and $27.8 million outstanding on the term loan, at an interest rate of 4.3% under the Credit Agreement.

The term loan facility provides for quarterly principal payments of approximately $1.1 million. Subject to certain exceptions, we are required to repay amounts outstanding under the Credit Agreement from the cash proceeds of asset dispositions, debt or equity securities issuances and insurance claims related to its real estate. We must also pay a commitment fee in the range of 0.25% to 0.40% per annum on the average daily-unused amount of the revolving credit commitment. The entire unpaid balance under the Credit Agreement is due and payable on September 23, 2009, the maturity date of the Credit Agreement.

The Credit Agreement contains financial covenants, including a fixed charge coverage ratio, a senior debt to EBITDA ratio, an asset coverage ratio, and a tangible net worth ratio. The Credit Agreement also contains restrictive covenants pertaining to the management and operations of Huttig and its subsidiaries. The covenants include, among others, limitations on indebtedness, guarantees, letters of credit, liens, investments, distributions, mergers, acquisitions, asset sales, fundamental corporate changes, transactions with affiliates, and issuance of stock. As of March 31, 2005, we were in compliance with all debt covenants.

We have an interest rate swap agreement, which will expire in September 2009, which mirrors the $30.0 million term loan and provides a fixed rate of interest of 3.76% plus an applicable borrowing spread of between 100 and 200 basis points above LIBOR, depending on the ratio of senior debt to EBITDA at the end of each quarter. This interest rate swap is used to hedge interest rate risks related to our variable rate term loan and is accounted for as a cash flow hedge.

At March 31, 2005, we had letters of credit outstanding under the Credit Facility totaling $7.2 million, primarily for health and workers’ compensation insurance.

We believe that cash generated from our operations and funds available under our credit facility will provide sufficient funds to meet our currently anticipated short-term and long-term liquidity and capital expenditure requirements.

Off-Balance Sheet Arrangements

In addition to funds available from operating cash flows, and bank credit agreements as described above, we use a principal off-balance sheet technique: operating leases. Operating leases are employed as an alternative to purchasing certain property, plant and equipment. See our Annual Report on Form 10-K in Part I, Item 7 - “Commitment and Contingencies.”

Divestitures

During the first quarter of 2005, we sold our remaining Builder Resource one-step branches, and certain assets, including accounts receivable, inventory, equipment and real property for $10.8 million in cash and reported an after-tax gain of $1.4 million. The after-tax gain is included in net income from discontinued operations for the quarter ended March 31, 2005. We used the proceeds of the sale to pay down debt and trade payables. We reported these branches as discontinued operations and related assets were classified as held for sale effective December 31, 2004.

Acquisition

During the first quarter of 2005, we, through our wholly owned subsidiary, Huttig Texas Limited Partnership, completed the purchase of substantially all of the assets of Texas Wholesale for $15.0 million in cash and the assumption of certain liabilities, pursuant to an Asset Purchase Agreement signed on January 10, 2005. The source of funds for the acquisition was through our existing credit facility.

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

In 1995, Huttig was identified as a potentially responsible party in connection with the clean up of contamination at a formerly owned property in Montana that was used for the manufacture of wood windows. We are voluntarily remediating this property under the oversight of and in cooperation with the Montana Department of Environmental Quality and are complying with a 1995 unilateral administrative order of the Montana DEQ to complete a remedial investigation and feasibility study. The remedial investigation was completed and approved in 1998 by the Montana DEQ, which has issued its final risk assessment of this property. In March 2003, the Montana DEQ approved Huttig’s work plan for conducting a feasibility study to evaluate alternatives for cleanup. In July 2004, we submitted the feasibility study report, which evaluated several potential remedies, including continuation and enhancement of remedial measures already in place and operating. The Montana DEQ will comment on the feasibility study report and its recommended remedy, and then will select a final remedy, publish a record of decision and negotiate with Huttig for an administrative order of consent on the implementation of the final remedy. During remediation, we intend to continue monitoring the site, evaluating and improving upon the selected remedy, and reporting regularly to the Montana DEQ. Based on our experience to date in remediating this site, we believe that the scope of remediation that the Montana DEQ ultimately determines will not have a material adverse effect on our results of operations or financial condition. We spent less than $0.1 million on remediation costs at this site in both the three months ended March 31, 2005 and in the prior year. The annual level of future remediation expenditures is difficult to estimate because of the uncertainty relating to the final remedy to be selected. As of March 31, 2005, we have accrued $0.5 million for future costs of remediating this site and believe this accrual represents management’s best estimate, based on current facts and circumstances, of the currently expected costs of continued remediation. Until the Montana DEQ selects a final remedy, however, management can give no assurance as to the scope or cost to Huttig of the final remediation order.

In June 2004, as part of the due diligence conducted by a party interested in acquiring the American Pine Products facility, a previously unknown release of petroleum hydrocarbons and pentachlorophenol, or PCP, was discovered in soil and groundwater at the facility. Based on the initial investigation, we believe that the source of the contamination was a former wood-dipping operation on the property that was discontinued approximately 20 years ago, prior to our acquiring the facility. We voluntarily reported this discovery to the Oregon Department of Environmental Quality and agreed to participate in the Oregon DEQ’s voluntary cleanup program. Pursuant to this program we are investigating and, has begun to remediate the property under the oversight of the Oregon DEQ. We are currently conducting a preliminary assessment of the scope of contamination and potential required remediation, and reviewing whether we can recover our costs from other possible responsible parties, including previous owners of this facility. We spent less than $0.1 million on remediation costs at this site in the three months ended March 31, 2005. As of March 31, 2005, we have accrued $0.1 million for future costs of remediating this site and believe this accrual represents management’s best estimate, based on current facts and circumstances, of the currently expected costs of continued remediation. Until the ODEQ selects a final remedy, however, management can give no assurance as to the scope or cost to Huttig of the final remediation order.

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

These statements present management’s expectations, beliefs, plans and objectives regarding our future business and financial performance. These forward-looking statements are based on current projections, estimates, assumptions and judgments, and involve known and unknown risks and uncertainties. There are a number of factors that could cause our actual results to differ materially from those expressed or implied in the forward-looking statements. These factors include, but are not limited to, the following:

•	the strength of the national and local new residential construction and home improvement and remodeling markets, which in turn depend on factors such as

•	interest rates,

•	immigration patterns,

•	regional demographics,

•	employment levels,

•	availability of credit,

•	prices of commodity wood products,

•	consumer confidence and

•	weather conditions,

•	the level of competition in our industry,

•	our relationships with suppliers of the products we distribute,

•	our ability to comply with availability requirements and financial covenants under our revolving credit facility,

•	fluctuation in prices of commodity wood products,

•	costs of complying with environmental laws and regulations,

•	our exposure to product liability claims,

•	our ability to attract and retain key personnel and

•	risk of losses associated with accidents

Additional information concerning these and other factors that could materially affect our results of operations and financial condition are included in our most recent Annual Report on Form 10-K. We disclaim any obligation to publicly update or revise any of these forward-looking statements.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have exposure to market risk as it relates to effects of changes in interest rates. We had debt outstanding at March 31, 2005 under our secured revolving credit facility of $40.2 million and a term loan of $27.8 million.

In September 2004, we entered into an interest rate swap agreement, which will expire in September 2009, which mirrors the amortization of the $30.0 million term loan and provides a fixed rate of interest of 3.76% plus the applicable borrowing spread of between 100 and 200 basis points above LIBOR, depending on the ratio of senior debt to EBITDA at the end of each quarter. This interest rate swap is used to hedge interest rate risks related to our variable rate term loan and is accounted for as a cash flow hedge.

All of our bank debt under our secured revolving credit facility accrues interest at a floating rate basis of between 100 and 200 basis points above LIBOR. If market interest rates for LIBOR had been different by an average of 1% for the three months ended March 31, 2005, our interest expense and income before taxes would have changed by $0.1 million. These amounts are determined by considering the impact of the hypothetical interest rates on our borrowing cost. This analysis does not consider the effects of any change in the overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our financial structure.

We are subject to periodic fluctuations in the price of wood and steel commodities. Profitability is influenced by these changes as prices change between the time we buy and sell the wood or steel. In addition, to the extent changes in interest rates affect the housing and remodeling market, we would be affected by such changes.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures – The Company, under the supervision and with the participation of our Disclosure Committee and management, including our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities and Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective as of March 31, 2005 in all material respects in (a) causing information required to be disclosed by us in reports that we file or submit under the Securities and Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (b) causing such information to be accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control – We routinely review our system of internal control over financial reporting to identify potential changes to our processes and systems that may improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating the activities of acquired business units, formalizing policies and procedures, improving segregation of duties, and adding additional monitoring controls. In addition, when we acquire new businesses, we incorporate our controls and procedures into the acquired business as part of our integration activities. There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 6 — EXHIBITS

(a)	Exhibits

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of the company. (Incorporated by reference to Exhibit 3.1 to the Form 10 filed with the Commission on September 21, 1999.)

3.2	Bylaws of the company as amended as of July 22, 2002. (Incorporated by reference to Exhibit 3.2 to the Form 10-Q filed with the Commission on August 14, 2002.)

4.1	Amendment No. 2 to Rights Agreement, dated February 25, 2005, by and between Huttig Building Products, Inc. and Mellon Investor Services LLC, as Rights Agent (Incorporated by reference to Exhibit 4.1 to the Form 8-K filed with the Commission on March 3, 2005.)

4.2	Amendment No. 3 to Rights Agreement, dated April 14, 2005, by and between Huttig Building Products, Inc. and Mellon Investor Services LLC, as Rights Agent (Incorporated by reference to the Form 8-K filed with the Commission on April 18, 2005.)

10.1	Form of Change of Control Agreement by and between Huttig Building Products, Inc. and each of Paul F. Tamburelli and Darlene K. Schroeder (Incorporated by reference to the Form 8-K filed with the Commission on April 22, 2005.)

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUTTIG BUILDING PRODUCTS, INC.

Date: May 9, 2005	/S/ MICHAEL A. LUPO
Michael A. Lupo
President, Chief Executive Officer And Director (Principal Executive Officer)

Date: May 9, 2005	/S/ THOMAS S. MCHUGH
Thomas S. McHugh
Vice President – Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of the company. (Incorporated by reference to Exhibit 3.1 to the Form 10 filed with the Commission on September 21, 1999.)

3.2	Bylaws of the company as amended as of July 22, 2002 (Incorporated by reference to Exhibit 3.2 to the Form 10-Q filed with the Commission on August 14, 2002.)

4.1	Amendment No. 2 to Rights Agreement, dated February 25, 2005, by and between Huttig Building Products, Inc. and Mellon Investor Services LLC, as Rights Agent (Incorporated by reference to Exhibit 4.1 to the Form 8-K filed with the Commission on March 3, 2005.)

4.2	Amendment No. 3 to Rights Agreement, dated April 14, 2005, by and between Huttig Building Products, Inc. and Mellon Investor Services LLC, as Rights Agent (Incorporated by reference to Exhibit 4.1 to the Form 8-K filed with the Commission on April 18, 2005.)

10.1	Form of Change of Control Agreement by and between Huttig Building Products, Inc. and each of Paul F. Tamburelli and Darlene K. Schroeder (Incorporated by reference to the Form 8-K filed with the Commission on April 22, 2005.)

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.