Form 10-Q
period 2005-06-30
HUTTIG BUILDING PRODUCTS INC
filed 2005-08-09
CIK 1093082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☒    No  ☐

The number of shares of Common Stock outstanding on July 31, 2005 was 20,160,951 shares.

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In Millions)
	June 30, 2005	December 31, 2004
	(unaudited)
ASSETS
Current Assets:
Cash and equivalents	$10.3	$1.9
Trade accounts receivable, net	107.7	73.1
Inventories, net	110.3	74.2
Assets held for sale	—	7.9
Other current assets	8.6	7.8

Total current assets	236.9	164.9

Property, Plant and Equipment:
Land	5.8	5.8
Building and improvments	30.5	29.2
Machinery and equipment	30.4	26.3

Gross property, plant and equipment	66.7	61.3
Less accumulated depreciation	32.8	31.0

Property, plant and equipment, net	33.9	30.3

Other Assets:
Goodwill, net	19.6	13.6
Other	7.4	4.1
Deferred income taxes	1.7	2.1

Total other assets	28.7	19.8

Total Assets	$299.5	$215.0

see notes to unaudited consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Millions, Except Share and Per Share Data)

	June 30, 2005	December 31, 2004
	(unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Current maturities of long-term debt	$6.6	$5.5
Trade accounts payable	96.0	58.9
Deferred income taxes	5.0	4.9
Accrued compensation	8.4	12.0
Other accrued liabilities	9.9	8.8

Total current liabilities	125.9	90.1

Non-current Liabilities:
Long-term debt, less current maturities	65.6	32.0
Other non-current liabilities	3.5	1.9

Total non-current liabilities	69.1	33.9

Shareholders' Equity:
Preferred shares; $.01 par (5,000,000 shares authorized)	—	—
Common shares; $.01 par (50,000,000 shares authorized; at
June 30, 2005 and December 31, 2004 - 20,896,145 shares issued)	0.2	0.2
Additional paid-in capital	35.3	33.4
Retained earnings	74.1	65.3
Unearned compensation - restricted stock	(1.1)	—
Accumulated other comprehensive loss	—	(0.2)
Less: Treasury shares, at cost (755,194 shares at June 30, 2005 and 1,452,444 at December 31, 2004)	(4.0)	(7.7)

Total shareholders' equity	104.5	91.0

Total Liabilities and Shareholders' Equity	$299.5	$215.0

See notes to unaudited consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In Millions, Except Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net sales	$281.4	$242.7	$530.8	$456.6
Cost of sales	228.5	194.5	430.4	366.6

Gross margin	52.9	48.2	100.4	90.0
Operating expenses	44.7	39.6	85.6	75.6
Depreciation and amortization	1.3	1.3	2.7	2.6
Gain on disposal of capital assets	—	(0.5)	(2.5)	(0.5)

Operating profit	6.9	7.8	14.6	12.3

Interest expense, net	(1.2)	(1.1)	(2.3)	(2.2)

Income from continuing operations before income taxes	5.7	6.7	12.3	10.1

Provision for income taxes	2.1	1.7	4.8	3.0

Income from Continuing Operations	3.6	5.0	7.5	7.1

Income (loss) from Discontinued Operations, net of taxes	(0.1)	1.7	1.3	2.3

Net Income	$3.5	$6.7	$8.8	$9.4

Net Income from Continuing Operations Per Basic Share	$0.18	$0.26	$0.38	$0.36
Net Income (loss) from Discontinued Operations Per Basic Share	(0.01)	0.09	0.06	0.12

Net Income Per Basic Share	$0.17	$0.35	$0.44	$0.48

Net Income from Continuing Operations Per Dilutive Share	$0.18	$0.25	$0.37	$0.36
Net Income (loss) from Discontinued Operations Per Dilutive Share	(0.01)	0.09	0.06	0.12

Net Income Per Diluted Share	$0.17	$0.34	$0.43	$0.48

see notes to unaudited consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

(UNAUDITED)

(In Millions)

	Common Shares Outstanding, at Par Value	Additional Paid-In Capital	Retained Earnings	Unearned Compensation- Restricted Stock	Accumulated Other Comprehensive Income (Loss)	Treasury Shares, at Cost	Total Shareholders' Equity
Balance at January 1, 2005	$0.2	$33.4	$65.3	$—	$(0.2)	$(7.7)	$91.0

Net income			8.8				8.8
Fair market value adjustment of derivatives, net of tax benefit					0.2		0.2

Comprehensive income							9.0

Restricted stock issued, net of amortization		0.6		(1.1)		0.6	0.1
Stock options exercised, net of tax benefit		1.3				3.1	4.4

Balance at June 30, 2005	$0.2	$35.3	$74.1	$(1.1)	$—	$(4.0)	$104.5

see notes to unaudited consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In Millions)

	Six Months Ended June 30,
	2005	2004
Cash Flows From Operating Activities:
Net income	$8.8	$9.4
Adjustments to reconcile net income to cash used in operations (excluding the effect of dispositions):
Net income from discontinued operations	(1.3)	(2.3)
Depreciation and amortization	3.0	2.9
Gain on disposal of capital assets	(2.5)	(0.5)
Deferred income taxes	0.5	1.6
Changes in operating assets and liabilities:
Trade accounts receivable	(32.1)	(29.7)
Inventories	(27.8)	(29.3)
Trade accounts payable	32.2	25.0
Other	(1.3)	5.8

Net cash used in operating activities of continuing operations	(20.5)	(17.1)
Net cash used in operating activities of discontinued operations	(1.8)	(2.3)

Total cash used in operating activities	(22.3)	(19.4)

Cash Flows From Investing Activities:
Capital expenditures	(3.3)	(1.2)
Acquisition of Texas operations	(15.0)	—
Proceeds from disposition of capital assets	2.6	0.5
Proceeds from disposition of discontinued operations	10.8	—

Total cash used in investing activities	(4.9)	(0.7)

Cash Flows From Financing Activities:
Borrowing under revolving credit agreements, net	32.0	21.0
Repayment of capital lease obligations	(0.6)	(0.7)
Exercise of stock options	4.2	—

Total cash provided by financing activities	35.6	20.3

Net Increase in Cash and Equivalents	8.4	0.2

Cash and Equivalents, Beginning of Period	1.9	5.0

Cash and Equivalents, End of Period	$10.3	$5.2

Supplemental Disclosure of Cash Flow Information:
Interest paid	$2.2	$2.2
Income taxes paid	$3.5	$0.6
Non-cash financing activities:
Assets acquired with debt obligations	$3.1	$—

see notes to consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BASIS OF PRESENTATION

The unaudited interim consolidated financial statements of Huttig Building Products, Inc. (the “Company” or “Huttig”) were prepared in accordance with U.S. generally accepted accounting principles and reflect all adjustments (including normal recurring accruals) which, in the opinion of management, are considered necessary for the fair presentation of the results for the periods presented. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

The consolidated results of operations and resulting cash flows for the interim periods presented are not necessarily indicative of the results that might be expected for the full year. Due to the seasonal nature of Huttig’s business, operating profitability is usually lower in the Company’s first and fourth quarters than in the second and third quarters.

2. STOCK-BASED EMPLOYEE COMPENSATION

Effective April 21, 2005, the Securities and Exchange Commission adopted a final ruling amending the compliance date for the Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised), Share-Based Payment. Each registrant that is not a small business issuer will be required to prepare financial statements in accordance with Statement No. 123 (Revised) starting with the first interim or annual reporting period of the registrant’s first fiscal year beginning on or after June 15, 2005. The Company currently accounts for its stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. At the time of grant, all options issued under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. During the second quarter of 2005, the Company recorded $0.3 million of non-cash compensation expense due to the early vesting and extension of the exercise period of previously granted options in connection with a severance agreement. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

Had the compensation cost for these plans been determined according to SFAS No. 123, the Company’s net income and earnings per share would have been the following pro forma amounts for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Net income as reported	$3.5	$6.7	$8.8	$9.4
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	0.3	—	0.3	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(0.5)	(0.2)	(0.6)	(0.3)

Net income, pro forma	$3.3	$6.5	$8.5	$9.1

Net income per basic share
As reported	$0.17	$0.35	$0.44	$0.48
Pro Forma	$0.16	$0.33	$0.43	$0.47
Net income per diluted share
As reported	$0.17	$0.34	$0.43	$0.48
Pro Forma	$0.16	$0.33	$0.42	$0.46

3. DEBT

Debt consisted of the following at June 30, 2005 and December 31, 2004 (in millions):

	June 30, 2005	December 31, 2004
Revolving credit agreement	$40.0	$5.9
Term loan	26.8	28.9
Capital lease and other obligations	5.4	2.7

Total debt	72.2	37.5
Less current portion	6.6	5.5

Long-term debt	$65.6	$32.0

Credit Agreement — The Company has a Credit Agreement, which provides for a term loan facility of $30 million and a revolving credit facility of $130 million, which expires in September 2009. The revolving credit facility may be increased, subject to certain conditions, including bank approval, to a maximum availability of $180 million. As of June 30, 2005, the Company had revolving credit borrowings of $40.0 million, at a weighted average interest rate of 5.2%, and $26.8 million outstanding on the term loan, at an interest rate of 5.2%, under the Credit Agreement. Compliance with the loan covenant in the Credit Agreement that is based on the amount of senior debt outstanding limits the amount available to the Company under its revolving credit facility. At June 30, 2005, the Company would have had approximately $28.5 million of credit available under its revolving credit facility in addition to the amount outstanding, based on the revised financial covenants (see below).

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

The Credit Agreement contains financial covenants, including a minimum fixed charge coverage ratio, a maximum senior debt to earnings before interest, taxes, depreciation and amortization, as defined (EBITDA), ratio, a minimum asset coverage ratio, and minimum tangible net worth. The Credit Agreement also contains restrictive covenants pertaining to the management and operations of Huttig and its subsidiaries. The covenants include, among others, limitations on indebtedness, guarantees, letters of credit, liens, investments, dividends, acquisitions and asset sales. Effective July 30, 2005, the Company amended its Credit Agreement including certain of the financial covenants. The Company is in compliance with the debt covenants as amended.

The Company has an interest rate swap agreement, which will expire in September 2009, which mirrors the term loan facility and provides a fixed rate of interest of 3.76% plus an applicable borrowing spread of between 100 and 200 basis points above LIBOR depending on the ratio of senior debt to EBITDA at the end of each quarter. This interest rate swap is used to hedge interest rate risks related to the Company’s variable rate term loan and is accounted for as a cash flow hedge.

At June 30, 2005, the Company had letters of credit outstanding under the Credit Agreement totaling $7.2 million, primarily for health and workers’ compensation insurance.

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

In 1995, Huttig was identified as a potentially responsible party in connection with the clean up of contamination at a formerly owned property in Montana that was used for the manufacture of wood windows. Huttig is voluntarily remediating this property under the oversight of and in cooperation with the Montana Department of Environmental Quality (“MDEQ”), and is complying with a 1995 unilateral administrative order of the MDEQ to complete a remedial investigation and feasibility study. The remedial investigation was completed and approved in 1998 by the MDEQ, which has issued its final risk assessment of this property. In March 2003, the MDEQ approved Huttig’s work plan for conducting a feasibility study to evaluate alternatives for cleanup. In July 2004, Huttig submitted the feasibility study report, which evaluated several potential remedies, including continuation and enhancement of remedial measures already in place and operating. The MDEQ will comment on the feasibility study report and its recommended remedy, and then will select a final remedy, publish a record of decision and negotiate with Huttig for an administrative order of consent on the implementation of the final remedy. Based on experience to date in remediating this site, the Company believes that the scope of remediation that the MDEQ ultimately determines will not have a material adverse effect on its results of operations or financial condition. The Company spent approximately $0.1 million on remediation costs at this site in both of the six-month periods ended June 30, 2005 and June 30, 2004. The annual level of future remediation expenditures is difficult to estimate, because of the uncertainty relating to the final remedy to be selected. As of June 30, 2005, the Company has accrued $0.5 million for future costs of remediating this site which management believes represents a reasonable estimate, based on current facts and circumstances, of the currently expected costs of continued remediation. Until the MDEQ selects a final remedy, however, management can give no assurance as to the scope or cost to Huttig of the final remediation order.

In June 2004, as part of the due diligence conducted by a party interested in acquiring the American Pine Products facility, a previously unknown release of petroleum hydrocarbons and pentachlorophenol, or PCP, was discovered in soil and groundwater at the facility. Based on the initial investigation, the Company believes that the source of the contamination was a former wood-dipping operation on the property that was discontinued approximately 20 years ago, prior to Huttig acquiring the facility. The Company has voluntarily reported this discovery to the Oregon Department of Environmental Quality (“ODEQ”) and has agreed to participate in the ODEQ’s voluntary cleanup program. Pursuant to this program the Company is investigating and has begun to remediate the property under the oversight of the ODEQ. The Company is currently conducting a preliminary assessment of the scope of contamination and potential required remediation, and reviewing whether it can recover its costs from other possible responsible parties, including previous owners of this facility. The Company spent less than $0.1 million on remediation costs at this site in the six-month period ended June 30, 2005. As of June 30, 2005, the Company has accrued $0.1 million for future costs of remediating this site which management believes represents a reasonable estimate, based on current facts and circumstances, of the currently expected costs of continued remediation. Until the ODEQ selects a final remedy, however, management can give no assurance as to the scope or cost to Huttig of the final remediation order.

The Company and a former-employee driver have both been named as defendants in a wrongful-death lawsuit that alleges liability for damages arising out of an accident that occurred on January 8, 2004 in Tampa, FL. The lawsuit commenced on or about January 28, 2005. The case is pending in the Federal District Court, District of Florida, Middle District, Tampa Division. Defendants have denied liability for the claim and are defending themselves in the litigation. The case is in an early, pre-discovery stage. At this time, management of the Company cannot reasonably predict the ultimate or likely outcome of this matter.

The Company accrues expenses for contingencies when it is probable that an asset has been impaired or a liability has been incurred and management can reasonably estimate the expense. Contingencies for which the Company has made accruals include environmental, product liability and other legal matters. Based on management’s assessment of the most recent information available, management currently does not expect any of these contingencies to have a material adverse effect on the Company’s financial position or cash flow. It is possible, however, that future results of operations for any particular quarter or annual period and our financial condition could be materially affected by changes in assumptions or other circumstances related to these matters.

5. BASIC AND DILUTED NET INCOME PER SHARE

The following table sets forth the computation of net income per basic and diluted share (net income amounts in millions, share amounts in thousands, per share amounts in dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income available to common shareholders
Net income from continuing operations	$3.6	$5.0	$7.5	$7.1
Net income (loss) from discontinued operations	(0.1)	1.7	1.3	2.3

Net income	$3.5	$6.7	$8.8	$9.4

Weighted average number of basic shares outstanding	20,010	19,436	19,827	19,436

Net income per share - Basic
Net income from continuing operations	$0.18	$0.26	$0.38	$0.36
Net income (loss) from discontinued operations	(0.01)	0.09	0.06	0.12

Net income	$0.17	$0.35	$0.44	$0.48

Weighted average number of basic shares outstanding	20,010	19,436	19,827	19,436
Effect of dilutive securities - options outstanding	389	446	445	299

Weighted average number of diluted shares outstanding	20,399	19,882	20,272	19,735

Net income per share - Diluted
Net income from continuing operations	$0.18	$0.25	$0.37	$0.36
Net income (loss) from discontinued operations	(0.01)	0.09	0.06	0.12

Net income	$0.17	$0.34	$0.43	$0.48

At June 30, 2005 and 2004, all stock options were dilutive.

6. DIVESTITURES

During the first half of 2005, the Company sold its remaining Builder Resource one-step branches, and certain assets, including certain accounts receivable, inventory, equipment and real property for $10.8 million in cash and reported an after-tax gain of $1.3 million. The after-tax gain is included in net income from discontinued operations for the 2005 first half. The Company used the proceeds of the sale to pay down debt and retained trade payables. The Company reported these branches as discontinued operations and related assets were classified as held for sale effective December 31, 2004.

The following are major classes of assets for the discontinued operations described above that were held for sale at June 30, 2005 and December 31, 2004:

DISCONTINUED OPERATIONS

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions)

	June 30, 2005	December 31, 2004
ASSETS:
Trade accounts receivable, net	$—	$3.6
Inventories, net	—	3.2
Property, plant, and equipment, net	—	1.1

Net assets held for sale	$—	$7.9

Operating results of our discontinued operations are shown below:

DISCONTINUED OPERATIONS

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(In millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net Sales	$—	$35.1	$2.5	$64.3

Income before Income Taxes (including gain (loss) on disposal of ($0.1), $0.0, $2.2, and $0.0, respectively)	(0.1)	2.8	2.1	3.7
Provision for Income Taxes	—	(1.1)	(0.8)	(1.4)

Net Income (Loss)	$(0.1)	$1.7	$1.3	$2.3

7. ACQUISITION

Effective January 1, 2005, the Company, through its wholly owned subsidiary, Huttig Texas Limited Partnership, completed the purchase of substantially all of the assets of Texas Wholesale Building Materials, Inc. (“Texas Wholesale”) for $15.0 million in cash, $2.2 million in guaranteed payments to the former majority owner and the assumption of certain liabilities. Texas Wholesale’s results of operations have been included in the consolidated financial statements since the date of acquisition. The Texas Wholesale acquisition represents the Company’s first full line distribution operation in the state of Texas, in accordance with its acquisition strategy.

The following table presents the preliminary allocation of the acquisition costs to the assets acquired and liabilities assumed, based on fair values:

(In millions)	June 30, 2005
Accounts receivable	$5.3
Inventories	8.4
Other current assets	1.0
Property, plant, and equipment	1.2
Intangible assets	3.3
Goodwill	6.0

Total assets acquired	25.2

Accounts payable	6.8
Other long-term liabilities	1.2

Total liabilities assumed	8.0

Net assets acquired	$17.2

The allocation of the purchase price is based on preliminary data and could change when valuations of assets and property, plant, and equipment are finalized. The assets that make up the $3.3 million of acquired intangible assets include: customer relationships valued at $0.9 million (20-year weighted average useful life) and a covenant not to compete valued at $2.4 million (6-year weighted average useful life). The residual purchase price of $6.0 million was assigned to goodwill.

The following tables reflect the acquisition of intangible assets and the changes in the carrying amount of goodwill for the six months ended June 30, 2005:

Acquired Amortizable Intangibles

(in millions)	Gross Carrying Amount	Accumulated Amortization
Covenant not to compete	$2.4	$0.2
Customer relationships	0.9	—

Total	$3.3	$0.2

Estimated amortization expense:

2005	$0.4
2006	$0.4
2007	$0.4
2008	$0.4
2009	$0.4
2010	$0.4
Thereafter	$0.9

Goodwill

(in millions)
Balance as of December 31, 2004, net of accumulated amortization	$13.6
Goodwill acquired effective January 1, 2005	6.0

Balance as of June 30, 2005	$19.6

The pro forma effects of the Texas Wholesale acquisition on the Company’s consolidated income statements were not material.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Huttig is a distributor of building materials used principally in new residential construction and in home improvement, remodeling, and repair work. We distribute our products through 46 distribution centers serving 47 states and sell primarily to building materials dealers, national buying groups, home centers and industrial users, including makers of manufactured homes.

The following table sets forth our sales from continuing operations, by product classification as a percentage of total sales, for the three and six months ended June 30, 2005 and June 30, 2004:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Millwork(1)	52%	50%	52%	51%
General Building Products(2)	30%	29%	30%	29%
Wood Products(3)	18%	21%	18%	20%

Total Net Product Sales	100%	100%	100%	100%

(1)	Millwork includes exterior and interior doors, pre-hung door units, windows, patio doors, mouldings, frames, stair parts and columns.
(2)	General building products include composite decking, connectors, fasteners, housewrap, roofing products, insulation and other miscellaneous building products.
(3)	Wood products include engineered wood products, including flooring and roof trusses, and other wood products, such as lumber and panels.

Industry Conditions

Various factors historically have caused our results of operations to fluctuate from period to period. These factors include levels of construction, home improvement and remodeling activity, weather, prices of commodity wood products, interest rates, competitive pressures, availability of credit and other local, regional and economic conditions. Many of these factors are cyclical or seasonal in nature. We anticipate that fluctuations from period to period will continue in the future. Our first quarter and, generally, our fourth quarter are adversely affected by winter weather patterns in the Midwest, Mid-Atlantic and Northeast, which typically result in seasonal decreases in levels of construction activity in these areas. Because much of our overhead and expenses remain relatively fixed throughout the year, our operating profits also tend to be lower during the first and fourth quarters.

We believe we have the product offerings, warehouse and builder support facilities, personnel, systems infrastructure and financial and competitive resources necessary for continued business success. Our future revenues, costs and profitability, however, are all likely to be influenced by a number of risks and uncertainties, including those discussed under “Cautionary Statement,” below.

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles, which require management to make estimates and assumptions. Management bases these estimates and assumptions on historical results and known trends as well as management forecasts. Actual results could differ from these estimates and assumptions. See our Annual Report on Form 10-K in Part II, Item 7 - “Critical Accounting Policies.”

Results of Operations

Three Months Ended June 30, 2005 Compared to the Three Months Ended June 30, 2004

Continuing Operations

Net sales from continuing operations were $281.4 million, which was $38.7 million, or approximately 16%, higher than 2004. Dallas and, to a lesser extent, the new branches in Atlanta, Minneapolis, and Long Island accounted for over one-half of the increase in the 2005 period. Same branch sales increased by approximately 6% in the 2005 second quarter over the prior year quarter, primarily as a result of increased millwork and building products sales.

By product, sales increased in the millwork and building product categories, compared to the year-ago quarter and remained relatively flat in the wood products category. Millwork sales increased 20% to $147.3 million led by exterior and interior doors, windows and columns, which increases were partially offset by a decrease in mouldings. Building products increased 19% to $84.5 million led by connectors, decking and housewrap. Wood products remained relatively stable at $49.6 million.

By region, sales in the Southeast region increased 20%, excluding Dallas. Sales in the West increased 5%. Due in part to the heavy rain early in the quarter, sales in the Northeast increased only 1% and sales were stable in the Midwest.

Gross margin increased about 10% to $52.9 million or 18.8% of sales as compared to $48.2 million or 19.9% of sales in the prior year period. Approximately one-half of the decline in gross margin percentage was due to Dallas and the remainder of the change was primarily due to lower gross margins on mouldings, steel, lumber and panel products, partially offset by improved gross margins on doors and a slightly improved product mix. Excluding Dallas, gross margin as a percentage of sales would have been approximately 19.3% for the quarter.

Operating expenses totaled approximately $44.7 million or 15.9% of sales, compared to approximately $39.6 million or 16.3% of sales in the prior-year quarter. Dallas and the other new branches accounted for approximately $3.6 million of this increase. Operating expenses in the 2005 second quarter also reflected increased fuel costs and building rent partially offset by lower incentive compensation expense and lower insurance reserve expenses. Operating expenses in the 2005 second quarter also reflected executive severance costs of $0.6 million, including non-cash expense of $0.3 million.

The year-ago quarter included a gain on the sale of a facility of $0.5 million, which benefited after tax results by approximately $0.02 a share.

Net interest expense increased to $1.2 million in the current quarter from $1.1 million in the prior year quarter. This increase was largely due to higher interest rates.

Income taxes as a percentage of pre-tax income for the three months ended June 30, 2005 and 2004 were 37% and 25%, respectively. The effective tax rate in the year-ago quarter was lower due to the closure of multi-year tax audits allowing Huttig to eliminate certain tax accruals. The difference in the effective tax rate benefited the prior year by approximately $0.04 per diluted share, compared to the current-year period.

As a result of the foregoing factors, income from continuing operations decreased to $3.6 million in the 2005 second quarter from $5.0 million in the year-ago quarter.

Six Months Ended June 30, 2005 Compared to the Six Months Ended June 30, 2004

Continuing Operations

Net sales from continuing operations were $530.8 million, which was $74.2 million, or approximately 16%, higher than in the first half of 2004. Dallas and, to a lesser extent, the new branches in Atlanta, Minneapolis, and Long Island accounted for over one-half of the increase in the 2005 period. Same branch sales increased by approximately 6% in the 2005 first half over the prior year first half, primarily as a result of increased millwork and building products sales.

By product, sales increased in all major product categories compared to the same period last year. Millwork sales increased 18% to $276.8 million led by exterior and interior doors, windows and columns, which increases were partially offset by a decrease in mouldings. Building products increased 20% to $157.4 million led by connectors, decking and housewrap. Wood products increased slightly to $96.6 million.

By region, sales in the Southeast region increased 22%, excluding Dallas. Sales in the West increased 8%. Due in part to the heavy snowstorms and rain in the first half of 2005, sales in the Northeast decreased 1% and sales were stable in the Midwest.

Gross margin increased about 12% to $100.4 million or 18.9% of sales as compared to $90.0 million or 19.7% of sales in the first half of last year. Approximately one-half of the decline in gross margin percentage was due to Dallas and the remainder of the change was primarily due to lower gross margins on mouldings, steel, lumber and panel products, partially offset by improved gross margins on doors and a slightly improved product mix. Excluding Dallas, gross margin as a percent of sales would have been approximately 19.5% for the first half of 2005.

Operating expenses totaled approximately $85.6 million or 16.1% of sales, compared to approximately $75.6 million or 16.6% of sales in the first half of 2004. Dallas and the other new branches accounted for approximately $6.5 million of this increase. Operating expenses in the first half of 2005 also reflected increased fuel cost and building rent as well as executive severance costs of $0.8 million, including non-cash expenses of $0.3 million, and were partially offset by a receipt of $0.6 million from Rugby in connection with the settlement of a lawsuit.

The first half of 2005 included a gain on the sale of a facility of $2.5 million compared to a $0.5 million gain in the same period in the prior year.

Net interest expense increased to $2.3 million in the first-half of 2005 from $2.2 million in the prior year first half. This increase was largely due to higher interest rates.

Income taxes as a percentage of pre-tax income for the six months ended June 30, 2005 and 2004 were 39% and 30%, respectively. The effective tax rate in the year-ago quarter was lower due to the closure of multi-year tax audits allowing Huttig to eliminate certain tax accruals. The difference in the effective tax rate benefited the prior year by approximately $0.04 per diluted share, compared to the current year period.

As a result of the foregoing factors, income from continuing operations increased to $7.5 million in the 2005 first half from $7.1 million in the first-half of 2004.

Discontinued Operations

Results from discontinued operations in the 2005 first half reflect sales of $2.5 million and an after-tax gain of $1.3 million on the February 1, 2005 divestiture of the remaining Builder Resource one-step branches. Sales in the first half of 2004 were $64.3 million, operating profit was $3.7 million, and net income was $2.3 million. Operating results included American Pine Products, and all of the Builder Resource branches, some of which were sold later in 2004.

Liquidity and Capital Resources

We depend on cash flow from operations and funds available under our revolving credit facility to finance seasonal working capital needs, capital expenditures and any acquisitions that we may undertake. Our working capital requirements are generally greatest in the second and third quarters, which reflect the seasonal nature of our business. The second and third quarters are also typically our strongest operating quarters, largely due to more favorable weather throughout many of our markets compared to the first and fourth quarters. We typically generate cash from working capital reductions in the fourth quarter of the year and build working capital during the first quarter in preparation for our second and third quarters. We also maintain significant inventories to meet rapid delivery requirements of our customers and to enable us to obtain favorable pricing, delivery and service terms with our suppliers. At June 30, 2005 and 2004, inventories constituted approximately 37% and 33% of our total assets, respectively. We also closely monitor operating expenses and inventory levels during seasonally affected periods and, to the extent possible, manage variable operating costs to minimize seasonal effects on our profitability.

Operations. Cash used in operating activities increased $2.9 million to $22.3 million for the six months ended June 30, 2005 from $19.4 million in 2004. The increase in cash used by operating activities primarily reflects an increase in working capital compared to the six months ended June 2004. Days sales outstanding decreased to 35 days at June 30, 2005 compared to 36 days at June 30, 2004 based on annualized sales for the respective immediately preceding quarter. Annualized inventory turns, calculated as the ratio of annualized respective cost of goods sold for each three-month period ended June 30 divided by the average of the beginning and ending inventory balances for each such three-month period, decreased to 8.4 turns at June 30, 2005 compared to 8.7 turns at June 30, 2004.

Investing. Cash used in investing activities for the six months ended June 30, 2005 reflects $15.0 million used for the acquisition of Texas Wholesale, and $3.3 million of capital expenditures for normal, continuing operating activities. The uses of cash in investing activities were partially offset by $10.8 million of proceeds from the disposition of our remaining Builder Resource locations in Alabama, Tennessee, and Kansas, $2.4 million of proceeds from the sale of our Manchester, New Hampshire facility and $0.2 million of proceeds from the sale of various other equipment. Cash used in investing activities in the six months ended June 30, 2004 reflects $1.2 million of capital expenditures for normal operating activities, which were partially offset by $0.5 million of proceeds from the sale of a facility.

Financing. Cash provided from financing activities for the first six months of 2005 and 2004 primarily reflect the $32.0 million and $21.0 million in net borrowings, respectively, under our revolving credit facilities. Cash provided from financing activities in the 2005 first half also reflects $4.2 million from the exercise of employee stock options. In 2005 and 2004, cash was used to pay back $0.6 million and $0.7 million, respectively, of capital lease obligations.

We have a Credit Agreement, which provides for a term loan facility of $30 million and a revolving credit facility of $130 million, which expires in September 2009. The revolving credit facility may be increased, subject to certain conditions, including bank approval, to a maximum availability of $180 million. As of June 30, 2005, we had revolving credit borrowings of $40.0 million, at a weighted average interest rate of 5.2% and $26.8 million outstanding on the term loan, at an interest rate of 5.2% under the Credit Agreement. Compliance with the loan covenant in the Credit Agreement that is based on the amount of senior debt outstanding limits the amount available under our revolving credit facility. At June 30, 2005, we would have had approximately $28.5 million of credit available under the revolving credit facility, in addition to the amount outstanding, based on the revised financial covenants (see below).

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

The Credit Agreement contains financial covenants, including a minimum fixed charge coverage ratio, a maximum senior debt to earnings before interest, taxes, depreciation and amortization, as defined (EBITDA), ratio, a minimum asset coverage ratio, and minimum tangible net worth. The Credit Agreement also contains restrictive covenants pertaining to the management and operations of Huttig and its subsidiaries. The covenants include, among others, limitations on indebtedness, guarantees, letters of credit, liens, investments, dividends, acquisitions and asset sales. Effective July 30, 2005, the Company amended its Credit Agreement, including certain of the financial covenants. We are in compliance with the debt covenants as amended.

We have an interest rate swap agreement, which will expire in September 2009, which mirrors the term loan facility and provides a fixed rate of interest of 3.76% plus an applicable borrowing spread of between 100 and 200 basis points above LIBOR, depending on the ratio of senior debt to EBITDA at the end of each quarter. This interest rate swap is used to hedge interest rate risks related to our variable rate term loan and is accounted for as a cash flow hedge.

At June 30, 2005, we had letters of credit outstanding under the Credit Agreement totaling $7.2 million, primarily for health and workers’ compensation insurance.

We believe that cash generated from our operations and funds available under our credit facility will provide sufficient funds to meet our currently anticipated short-term and long-term liquidity and capital expenditure requirements.

Off-Balance Sheet Arrangements

In addition to funds available from operating cash flows, and bank credit agreements as described above, we use a principal off-balance sheet technique: operating leases. Operating leases are employed as an alternative to purchasing certain property, plant and equipment. See our Annual Report on Form 10-K in Part II, Item 7 - “Commitment and Contingencies.”

Divestitures

During the first half of 2005, we sold our remaining Builder Resource one-step branches, and certain assets, including accounts receivable, inventory, equipment and real property for $10.8 million in cash and reported an after-tax gain of $1.3 million. The after-tax gain is included in net income from discontinued operations for the six months ended June 30, 2005. We used the proceeds of the sale to pay down debt and trade payables. We reported these branches as discontinued operations and related assets were classified as held for sale effective December 31, 2004.

Acquisition

During the first quarter of 2005, we, through our wholly owned subsidiary, Huttig Texas Limited Partnership, completed the purchase of substantially all of the assets of Texas Wholesale for $15.0 million in cash, $2.2 million in guaranteed payments to the former majority owner and the assumption of certain liabilities. The source of funds for the acquisition was our existing credit facility.

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

In 1995, Huttig was identified as a potentially responsible party in connection with the clean up of contamination at a formerly owned property in Montana that was used for the manufacture of wood windows. We are voluntarily remediating this property under the oversight of and in cooperation with the Montana Department of Environmental Quality and are complying with a 1995 unilateral administrative order of the Montana DEQ to complete a remedial investigation and feasibility study. The remedial investigation was completed and approved in 1998 by the Montana DEQ, which has issued its final risk assessment of this property. In March 2003, the Montana DEQ approved Huttig’s work plan for conducting a feasibility study to evaluate alternatives for cleanup. In July 2004, we submitted the feasibility study report, which evaluated several potential remedies, including continuation and enhancement of remedial measures already in place and operating. The Montana DEQ will comment on the feasibility study report and its recommended remedy, and then will select a final remedy, publish a record of decision and negotiate with Huttig for an administrative order of consent on the implementation of the final remedy. Based on our experience to date in remediating this site, we believe that the scope of remediation that the Montana DEQ ultimately determines will not have a material adverse effect on our results of operations or financial condition. We spent approximately $0.1 million on remediation costs at this site in both of the six-month periods ended June 30, 2005 and June 30, 2004. The annual level of future remediation expenditures is difficult to estimate because of the uncertainty relating to the final remedy to be selected. As of June 30, 2005, we have accrued $0.5 million for future costs of remediating this site which management believes represents a reasonable estimate, based on current facts and circumstances, of the currently expected costs of continued remediation. Until the Montana DEQ selects a final remedy, however, management can give no assurance as to the scope or cost to Huttig of the final remediation order.

In June 2004, as part of the due diligence conducted by a party interested in acquiring the American Pine Products facility, a previously unknown release of petroleum hydrocarbons and pentachlorophenol, or PCP, was discovered in soil and groundwater at the facility. Based on the initial investigation, we believe that the source of the contamination was a former wood-dipping operation on the property that was discontinued approximately 20 years ago, prior to our acquiring the facility. We voluntarily reported this discovery to the Oregon Department of Environmental Quality and agreed to participate in the Oregon DEQ’s voluntary cleanup program. Pursuant to this program we are investigating and, have begun to remediate the property under the oversight of the Oregon DEQ. We are currently conducting a preliminary assessment of the scope of contamination and potential required remediation, and reviewing whether we can recover our costs from other possible responsible parties, including previous owners of this facility. We spent less than $0.1 million on remediation costs at this site in the six-month period ended June 30, 2005. As of June 30, 2005, we have accrued $0.1 million for future costs of remediating this site which management believes represents a reasonable estimate, based on current facts and circumstances, of the currently expected costs of continued remediation. Until the Oregon DEQ selects a final remedy, however, management can give no assurance as to the scope or cost to Huttig of the final remediation order.

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

Cautionary Statement

Certain statements in this Form 10-Q contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements regarding:

•	the effect of known contingencies, including risks relating to environmental and legal proceedings, on our financial condition, cash flow and results of operations;

•	our belief that cash from operations and funds under our credit facility will be sufficient to meet our liquidity and capital expenditure requirements;

•	our belief that we have the product offerings, warehouse and builder support facilities, personnel, systems infrastructure and financial and competitive resources necessary for continued business success;

•	our liquidity and exposure to market risk; and

•	cyclical and seasonal trends.

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

These statements present management’s expectations, beliefs, plans and objectives regarding our future business and financial performance. These forward-looking statements are based on current projections, estimates, assumptions and judgments, and involve known and unknown risks and uncertainties. There are a number of factors that could cause our actual results to differ materially from those expressed or implied in the forward-looking statements. These factors include, but are not limited to, the following:

•	the strength of the national and local new residential construction and home improvement and remodeling markets, which in turn depend on factors such as

•	interest rates,

•	immigration patterns,

•	regional demographics,

•	employment levels,

•	availability of credit,

•	prices of wood and steel products,

•	consumer confidence and

•	weather conditions,

•	the level of competition in our industry,

•	our relationships with suppliers of the products we distribute,

•	our ability to comply with availability requirements and financial covenants under our revolving credit facility,

•	fluctuation in prices of wood and steel products,

•	costs of complying with environmental laws and regulations,

•	our exposure to product liability claims,

•	our ability to attract and retain key personnel, and

•	risk of losses associated with accidents.

Additional information concerning these and other factors that could materially affect our results of operations and financial condition are included in our most recent Annual Report on Form 10-K. We disclaim any obligation to publicly update or revise any of these forward-looking statements.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have exposure to market risk as it relates to effects of changes in interest rates. We had debt outstanding at June 30, 2005 under our secured revolving credit facility of $40.0 million and a term loan of $26.8 million.

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

All of our bank debt under our secured revolving credit facility accrues interest at a floating rate basis of between 100 and 200 basis points above LIBOR. If market interest rates for LIBOR had been different by an average of 1% for the six months ended June 30, 2005, our interest expense and income before taxes would have changed by $0.2 million. These amounts are determined by considering the impact of the hypothetical interest rates on our borrowing cost. This analysis does not consider the effects of any change in the overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our financial structure.

We are subject to periodic fluctuations in the price of wood and steel commodities. Profitability is influenced by these changes as prices change between the time we buy and sell the wood or steel products. In addition, to the extent changes in interest rates affect the housing and remodeling markets, we could be affected by such changes.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures – The Company, under the supervision and with the participation of our Disclosure Committee and management, including our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities and Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective as of June 30, 2005 in (a) causing information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (b) causing such information to be accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control of financial reporting – We routinely review our system of internal control over financial reporting to identify potential changes to our processes and systems that may improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating the activities of acquired business units, formalizing policies and procedures, improving segregation of duties, and adding additional monitoring controls. In addition, when we acquire new businesses, we incorporate our controls and procedures into the acquired business as part of our integration activities. There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES

In the quarter ended June 30, 2005, the Company awarded a total of 25,000 shares of restricted Company common stock to an executive officer of the Company as an inducement to his acceptance of employment with the Company. The shares were awarded under the Company’s 2005 Executive Incentive Compensation Plan. The issuance of the shares is exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof as a transaction not involving a public offering. The issuance of the shares was made without general solicitation or advertising and the certificate representing the shares bears a restrictive legend permitting transfer only upon the registration of the shares or pursuant to an exemption from registration. The employee who was awarded the restricted stock is an accredited investor.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our Annual Meeting of Shareholders on April 25, 2005. At the Annual Meeting, shareholders elected the following directors for terms of office expiring in 2008.

Director	Votes For	Votes Withheld
R. S. Evans	17,806,456	582,308
J. Keith Matheney	17,945,816	442,948
Steven A. Wise	17,957,281	431,483

Pursuant to the terms of the Proxy Statement for the Annual Meeting, proxies received were voted, unless authority was withheld, in favor of the election of the three directors named above.

After the Annual Meeting, the term of office as a director of the Company of each of the following directors continued: E. Thayer Bigelow, Jr., Richard S. Forté, Donald L. Glass, Dorsey R. Gardner, Michael A. Lupo and Delbert H. Tanner.

A proposal to approve the Huttig Building Products, Inc. 2005 Non-employee Directors’ Restricted Stock Plan was approved, receiving 13,349,007 votes FOR and 2,424,050 votes AGAINST, with 121,481 ABSTENTIONS. There were 2,494,226 broker non-votes.

A proposal to approve the Huttig Building Products, Inc., 2005 Executive Incentive Compensation Plan was approved, receiving 13,099,808 votes FOR and 2,660,895 votes AGAINST, with 133,835 ABSTENTIONS. There were 2,494,226 broker non-votes.

ITEM 5 – OTHER INFORMATION

On August 5, 2005, the Company entered into a second amendment to its Credit Agreement with LaSalle National Bank Association and other lenders. The amendment primarily modified certain financial covenants and a definition under the Company’s term loan and revolving credit facilities as follows: (1) the minimum fixed charge coverage ratio was reduced to 1.15:1.00, (2) the maximum senior debt to EBITDA (earnings before interest, taxes, depreciation and amortization, as defined) ratio was increased to 3.25:1.00, and (3) the definition of “Consolidated Net Income”, used in calculation of several of the financial covenants, was revised to specifically exclude non-cash gains and losses.

ITEM 6 — EXHIBITS

(a) Exhibits

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the company. (Incorporated by reference to Exhibit 3.1 to the Form 10 filed with the Commission on September 21, 1999.)

3.2	Bylaws of the company as amended as of July 22, 2002 (Incorporated by reference to Exhibit 3.2 to the Form 10-Q filed with the Commission on August 14, 2002.)

4.1	Rights Agreement dated December 6, 1999 between the company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent. (Incorporated by reference to Exhibit 4.1 to the company’s Annual Report on Form 10-K for the year ended December 31, 1999 (the “1999 Form 10-K”).)

4.2	Amendment No. 1 to Rights Agreement between the company and ChaseMellon Shareholders Services, L.L.C. (Incorporated by reference to Exhibit 4.4 to the company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.)

4.3	Amendment No. 2 to Rights Agreement, dated February 25, 2005, by and between Huttig Building Products, Inc. and Mellon Investor Services LLC, as Rights Agent (Incorporated by reference to Exhibit 4.1 to the Form 8-K filed with the Commission on March 3, 2005.)

4.4	Amendment No. 3 to Rights Agreement, dated April 14, 2005, by and between Huttig Building Products, Inc. and Mellon Investor Services LLC, as Rights Agent (Incorporated by reference to Exhibit 4.1 to the Form 8-K filed with the Commission on April 18, 2005.)

4.5	Certificate of Designations of Series A Junior Participating Preferred Stock of the company. (Incorporated by reference to Exhibit 4.6 to the 1999 Form 10-K.)

4.6	Credit Agreement, dated September 24, 2004, by and among the Company, certain of its domestic subsidiaries, LaSalle National Bank Association, as agent, and the lending institutions named therein. (Incorporated by reference to Exhibit 4.1 to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.)

4.7	First Amendment to Credit Agreement, dated December 3, 2004, by and among the Company, certain of its domestic subsidiaries, LaSalle National Bank Association, as agent, and the lending institutions named therein. (Incorporated by reference to Exhibit 4.8 to the Company’s Form 10-K/A (Amendment No. 1) filed with the Commission on August 8, 2005)

4.8	Second Amendment to the Credit Agreement dated August 5, 2005, by and among the Company and LaSalle National Bank Association, as agent and the lending institutions therein.

*10.1	Form of Change of Control Agreement by and between the Company and each of Paul F. Tamburelli and Darlene K. Schroeder (Incorporated by reference to the Form 8-K filed with the Commission on April 22, 2005)

*10.2	Change of Control Agreement by and between the Company and David L. Fleisher (Incorporated by reference to Exhibit 10.31 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.)

*10.3	Letter agreement dated May 5, 2005 between David L. Fleisher and the Company

*10.4	Letter agreement dated May 23, 2005 between Thomas S. McHugh and the Company

*10.5	2005 Executive Incentive Compensation Plan

*10.6	2005 Non-employee Directors’ Restricted Stock Plan

*10.7	Form of Restricted Stock Agreement under 2005 Executive Incentive Compensation Plan

*10.8	Form of Stock Option Agreement under 2005 Executive Incentive Compensation Plan

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management plan or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUTTIG BUILDING PRODUCTS, INC.

Date: August 9, 2005	/s/ Michael A. Lupo Michael A. Lupo President, Chief Executive Officer And Director (Principal Executive Officer)

Date: August 9, 2005	/s/ David L. Fleisher David L. Fleisher Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

4.8	Second Amendment to the Credit Agreement dated August 5, 2005, by and among the Company and LaSalle National Bank Association, as agent and the lending institutions therein.

10.3	Letter agreement dated May 5, 2005 between David L. Fleisher and the Company

10.4	Letter agreement dated May 23, 2005 between Thomas S. McHugh and the Company

10.5	2005 Executive Incentive Compensation Plan

10.6	2005 Non-employee Directors’ Restricted Stock Plan

10.7	Form of Restricted Stock Agreement under 2005 Executive Incentive Compensation Plan

10.8	Form of Stock Option Agreement under 2005 Executive Incentive Compensation Plan

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.