Form 10-K/A
period 2004-12-31
HUTTIG BUILDING PRODUCTS INC
filed 2005-10-17
CIK 1093082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 2)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of the last business day of the quarter ended June 30, 2004 was approximately $100,725,827. For purposes of this calculation only, the registrant has excluded stock beneficially owned by the registrant’s directors and officers. By doing so, the registrant does not admit that such persons are affiliates within the meaning of Rule 405 of the Securities Act of 1933 or for any other purposes.

The number of shares of Common Stock outstanding on February 28, 2005 was 19,655,701 shares.

Documents incorporated by reference and the part of this Form 10-K into which the documents are incorporated:

Portions of the Definitive Proxy Statement for the 2005 Annual Meeting of Shareholders - Part III

Explanatory Note

Huttig Building Products, Inc. (the “Company”) is filing this Amendment No. 2 on Form 10-K/A to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2004, originally filed on March 14, 2005, as amended by Form 10-K/A (Amendment No. 1), filed on August 8, 2005, solely for the purpose of: (i) re-filing Exhibit 10.29, portions of which were omitted from the original filing based upon a request for confidential treatment filed by the Company with the Securities and Exchange Commission (the “SEC”), to include certain portions of the text for which the Company has decided not to seek confidential treatment, (ii) filing Exhibits 10.38 and 10.39, which were omitted from the original filing, and (iii) revising the description of Exhibit 10.24 – Form of Change of Control Agreement – to add the names of two executive officers who have executed the agreement with the Company, but whose names were omitted from the original filing.

PART IV

ITEM 15—EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

1.	Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2004 and 2003

Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements

2.	Exhibits:

2.1	Distribution Agreement dated December 6, 1999 between Crane Co. and the company. (Incorporated by reference to Exhibit No. 2.1 of Amendment No. 4 to the company’s Registration Statement on Form 10 (File No. 1-14982) filed with the Commission on December 6, 1999 (the “Form 10”).)

2.2	Share Exchange Agreement dated October 19, 1999 among The Rugby Group p.l.c., Crane Co. and the company. (Incorporated by reference to Exhibit No. 2.2 to Amendment No. 1 to the Form 10 filed with the Commission on October 29, 1999.)

3.1	Restated Certificate of Incorporation of the company. (Incorporated by reference to Exhibit 3.1 to the Form 10 filed with the Commission on September 21, 1999.)

3.2	Bylaws of the company as amended as of July 22, 2002. (Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (the “June 30, 2002 Form 10-Q”.)

4.1	Rights Agreement dated December 6, 1999 between the company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent. (Incorporated by reference to Exhibit 4.1 to the company’s Annual Report on Form 10-K for the year ended December 31, 1999 (the “1999 Form 10-K”).)

4.2	Amendment No. 1 to Rights Agreement between the company and ChaseMellon Shareholders Services, L.L.C. (Incorporated by reference to Exhibit 4.4 to the company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 .)

4.3	Credit Agreement dated August 12, 2002 by and among the company, certain of its domestic subsidiaries, JPMorgan Chase Bank as agent, and the lending institutions named therein. (Incorporated by reference to Exhibit 4.1 to the June 30, 2002 Form 10-Q.)

4.4	Certificate of Designations of Series A Junior Participating Preferred Stock of the company. (Incorporated by reference to Exhibit 4.6 to the 1999 Form 10-K .)

4.5	First Amendment to Credit Agreement, dated as of May 30, 2003, by and among the company, certain of its domestic subsidiaries, JPMorgan Chase Bank as agent, and the lending institutions named therein (Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.)

4.6	Second Amendment to Credit Agreement, dated as of February 13, 2004, by and among the company, certain of its domestic subsidiaries, JPMorgan Chase Bank as agent, and the lending institutions named therein (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 26, 2004.)

4.7	Credit Agreement, dated September 24, 2004, by and among the Company, certain of its domestic subsidiaries, LaSalle National Bank Association, as agent, and the lending institutions named therein. (Incorporated by reference to Exhibit 4.1 to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.)

4.8	First Amendment to Credit Agreement, dated December 3, 2004, by and among the Company, certain of its domestic subsidiaries, LaSalle National Bank Association, as agent, and the lending institutions named therein. (Incorporated by reference to Exhibit 4.8 to the Company’s Form 10-K/A (Amendment No. 1) filed with the Commission on August 8, 2005)

10.1	Tax Allocation Agreement by and between Crane and the company dated December 16, 1999. (Incorporated by reference to Exhibit 10.1 to the 1999 Form 10-K.)

10.2	Employee Matters Agreement between Crane and the company dated December 16, 1999. (Incorporated by reference to Exhibit 10.2 to the 1999 Form 10-K.)

*10.3	Non-Employee Director Restricted Stock Plan. (Incorporated by reference to Exhibit 10.4 to Amendment No. 4 to the Form 10 filed with the Commission on December 6, 1999.)

*10.4	1999 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.5 to Amendment No. 4 to the Form 10 filed with the Commission on December 6, 1999.)

*10.5	Form of Stock Option Agreement under the company’s 1999 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.6 to the 1999 Form 10-K.)

*10.6	Schedule to Stock Option Agreement under the company’s 1999 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Commission on March 14, 2005 (the “2004 Form 10-K”.)

*10.7	Amended and Restated 2001 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to the company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.).

*10.8	Form of Stock Option Agreement under the company’s 2001 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.10 to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (the “2001 Form 10-K”).)

*10.9	Schedule to Stock Option Agreements under the company’s 2001 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.9 to the 2004 Form 10-K.)

*10.10	Form of Indemnification Agreement for Executive Officers and Directors. (Incorporated by reference to Exhibit 10.9 to the 1999 Form 10-K.)

*10.11	Schedule to Indemnification Agreement for Executive Officers and Directors. (Incorporated by reference to Exhibit 10.10 to the company’s Annual Report on Form 10-K for the year ended December 31, 2000 .)

*10.12	Resignation Agreement between the Company and Barry J. Kulpa dated March 5, 2003. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 10, 2003.)

10.13	Registration Rights Agreement by and between The Rugby Group PLC and the company dated December 16, 1999. (Incorporated by reference to Exhibit 10.14 to the 1999 Form 10-K.)

10.14	Letter Agreement dated August 20, 2001 between the company and The Rugby Group Limited. (Incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K dated August 29, 2001).

*10.16	Form of Restricted Stock Agreement for awards under the company’s 1999 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.25 to the 2001 Form 10-K)

*10.17	Schedule to Restricted Stock Agreement for awards under the company’s 1999 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.26 to the 2001 10-K filed with the Commission on March 14, 2002)

*10.18	Non-Competition and Confidentiality Agreement dated March 31, 2002 between the company and Barry J. Kulpa. (Incorporated by reference to Exhibit 10.30 to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (the “2002 Form 10-K”))

*10.19	Form of Change of Control Agreement dated November 19, 2002 between the company and each of Thomas S. McHugh, John M. Mullin and Nick H. Varsam. (Incorporated by reference to Exhibit 10.31 to the 2002 Form 10-K)

*10.20	Executive Employment Contract dated May 1, 2003, between the Company and Michael A. Lupo (Incorporated by reference to Exhibit 10.5 to the company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2003)

10.21	Asset Purchase and Sale Agreement, dated July 29, 2004, between the Company and Woodgrain Millwork, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004 (the “June 30, 2004 Form 10-Q”)

10.22	Master Supply Agreement, dated August 2, 2004, between the Company and Woodgrain Millwork, Inc. (Incorporated by reference to Exhibit 10.2 to the June 30, 2004 Form 10-Q)

10.23	Asset Purchase and Sale Agreement, dated August 30, 2004, between the Company and McCray Lumber Company (Incorporated by reference to Exhibit 2.1 to the Form 8-K filed with the Commission on September 2, 2004).

*10.24	Form of Change of Control Agreement between the Company and each of Richard A. Baltz, Hank J. Krey, Jon P. Vrabely and Carl A. Liliequist (Incorporated by reference to Exhibit 10.31 to the Company’s 2002 Form 10-K)

10.25	Sales Agreement dated November 5, 2004, between the Company and Builder Resource Corporation (Incorporated by reference to Exhibit 10.25 to the 2004 Form 10-K)

10.26	Asset Purchase and Sale Agreement, dated January 11, 2005, between Huttig Texas Limited Partnership, a subsidiary of the Company and Texas Wholesale Building Materials, Ltd. (Incorporated by reference to Exhibit 10.26 to the 2004 Form 10-K)

10.27	Asset Purchase and Sale Agreement, dated January 11, 2005, between the Company and Hendricks Companies, Inc. (Incorporated by reference to Exhibit 10.27 to the 2004 Form 10-K)

10.28	Settlement Agreement dated January 19, 2005, between the Company and The Rugby Group Ltd. and Rugby IPD Corp. (Incorporated by reference to Exhibit 10.28 to the Company’s Form 10-K/A (Amendment No. 1) filed with the Commission on August 8, 2005)

10.29	Joint Defense Agreement dated January 19, 2005, between the Company and The Rugby Group Ltd. And Rugby IPD Corp +

*10.30	Separation Agreement dated February 4, 2005, between the Company and Nick H. Varsam (Incorporated by reference to Exhibit 10.30 to the 2004 Form 10-K)

*10.31	Form of Employment/Severance Agreement between the Company and Carl A. Lillequist dated December 22, 2000 (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004)

*10.32	First Amendment to Executive Employment Agreement between the Company and Michael A. Lupo dated January 27, 2004 (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004)

*10.33	Second Amendment to Executive Employment Agreement between the Company and Michael A. Lupo dated March 1, 2005 (Incorporated by reference to Exhibit 10.33 to the 2004 Form 10-K)

*10.34	Form of Change of Control Agreement dated March 1, 2005, between the Company and Michael A. Lupo (Incorporated by reference to Exhibit 10.34 to the 2004 Form 10-K)

*10.35	Amendment No. 1 to 1999 Stock Incentive Plan (Incorporated by reference to Exhibit 10.35 to the Company’s Form 10-K/A (Amendment No. 1) filed with the Commission on August 8, 2005)

*10.36	Amendment No. 1 to Amended and Restated 2001 Stock Incentive Plan (Incorporated by reference to Exhibit 10.36 to the Company’s Form 10-K/A (Amendment No. 1) filed with the Commission on August 8, 2005)

*10.37	Form of Restricted Stock Agreement under the Company’s Amended and Restated 2001 Stock Incentive Plan (Incorporated by reference to Exhibit 10.37 to the Company’s Form 10-K/A (Amendment No. 1) filed with the Commission on August 8, 2005)

*10.38	EVA Incentive Compensation Plan (as amended effective January 1, 2004)

*10.39	Deferred Compensation Plan

16.1	Letter of Deloitte & Touche LLP regarding change in certifying accountants (Incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K/A filed with the Commission on March 29, 2004).

21.1	Subsidiaries (Incorporated by reference to Exhibit 21.1 to the 2004 Form 10-K).

23.1	Consent of KPMG LLP, independent registered public accounting firm (Incorporated by reference to Exhibit 23.1 to the 2004 Form 10-K).

23.2	Consent of Deloitte & Touche LLP, independent registered public accounting firm (Incorporated by reference to Exhibit 23.2 to the 2004 Form 10-K).

31.1 31.2	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 . Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.
+	Certain portions of this Exhibit have been omitted based upon a request for confidential treatment filed by the Company with the Secretary of the Securities and Exchange Commission. The omitted portions have been separately filed with the Secretary of the Securities and Exchange Commission

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUTTIG BUILDING PRODUCTS, INC.

By:

/s/ David L. Fleisher
David L. Fleisher
Vice President –Chief Financial Officer and Secretary
(Principal Accounting Officer)

Date: October 12, 2005

EXHIBIT INDEX

The following exhibits are filed as part of this report:

10.29	Joint Defense Agreement dated January 19, 2005, between the Company and The Rugby Group Ltd. and Rugby IPD Corp +

*10.38	EVA Incentive Compensation Plan (as amended effective January 1, 2004)

*10.39	Deferred Compensation Plan

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.
+	Certain portions of this Exhibit have been omitted based upon a request for confidential treatment filed by the Company with the Secretary of the Securities and Exchange Commission. The omitted portions have been separately filed with the Secretary of the Securities and Exchange Commission