Form 10-Q
period 2005-09-30
HUTTIG BUILDING PRODUCTS INC
filed 2005-11-07
CIK 1093082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of Common Stock outstanding on September 30, 2005 was 20,172,951 shares.

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Millions)

	September 30, 2005	December 31, 2004
	(unaudited)
ASSETS

Current Assets:
Cash and equivalents	$3.7	$1.9
Trade accounts receivable, net	118.8	73.1
Inventories, net	109.9	74.2
Assets held for sale	—	7.9
Other current assets	8.7	7.8

Total current assets	241.1	164.9

Property, Plant and Equipment:
Land	5.8	5.8
Building and improvements	30.7	29.2
Machinery and equipment	32.4	26.3

Gross property, plant and equipment	68.9	61.3
Less accumulated depreciation	34.0	31.0

Property, plant and equipment, net	34.9	30.3

Other Assets:
Goodwill, net	19.0	13.6
Other	8.1	4.1
Deferred income taxes	1.7	2.1

Total other assets	28.8	19.8

Total Assets	$304.8	$215.0

See notes to unaudited consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Millions, Except Share and Per Share Data)

	September 30, 2005	December 31, 2004
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Current maturities of long-term debt	$7.5	$5.5
Trade accounts payable	94.8	58.9
Deferred income taxes	5.9	4.9
Accrued compensation	7.5	12.0
Other accrued liabilities	11.9	8.8

Total current liabilities	127.6	90.1

Non-current Liabilities:
Long-term debt, less current maturities	62.1	32.0
Other non-current liabilities	3.7	1.9

Total non-current liabilities	65.8	33.9

Shareholders’ Equity:
Preferred shares; $.01 par (5,000,000 shares authorized)	—	—
Common shares; $.01 par (50,000,000 shares authorized; at September 30, 2005 and December 31, 2004 - 20,896,145 shares issued)	0.2	0.2
Additional paid-in capital	35.3	33.4
Retained earnings	80.4	65.3
Unearned compensation - restricted stock	(1.0)	—
Accumulated other comprehensive income	0.3	(0.2)
Less: Treasury shares, at cost (723,194 shares at September 30, 2005 and 1,452,444 at December 31, 2004)	(3.8)	(7.7)

Total shareholders’ equity	111.4	91.0

Total Liabilities and Shareholders’ Equity	$304.8	$215.0

See notes to unaudited consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In Millions, Except Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net sales	$301.9	$257.0	$832.7	$713.6

Cost of sales	243.4	207.3	673.8	573.9

Gross margin	58.5	49.7	158.9	139.7
Operating expenses	45.6	39.6	131.2	115.2
Depreciation and amortization	1.5	1.2	4.2	3.8
Gain on disposal of capital assets	—	(0.3)	(2.5)	(0.8)

Operating profit	11.4	9.2	26.0	21.5

Other Expense:
Interest expense, net	(1.2)	(1.2)	(3.5)	(3.4)
Write-off of unamortized loan fees	—	(0.5)	—	(0.5)

Total other expense, net	(1.2)	(1.7)	(3.5)	(3.9)

Income from continuing operations before income taxes	10.2	7.5	22.5	17.6
Provision for income taxes	3.9	2.8	8.7	5.8

Income from Continuing Operations	6.3	4.7	13.8	11.8
Income from Discontinued Operations, net of taxes	—	1.3	1.3	3.6

Net Income	$6.3	$6.0	$15.1	$15.4

Net Income from Continuing Operations Per Share - Basic	$0.31	$0.24	$0.69	$0.60
Net Income from Discontinued Operations Per Share - Basic	—	0.07	0.07	0.19

Net Income Per Share - Basic	$0.31	$0.31	$0.76	$0.79

Net Income from Continuing Operations Per Share - Diluted	$0.31	$0.23	$0.68	$0.59
Net Income from Discontinued Operations Per Share - Diluted	—	0.07	0.06	0.19

Net Income Per Share - Diluted	$0.31	$0.30	$0.74	$0.78

See notes to unaudited consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(In Millions)

	Common Shares Outstanding, at Par Value	Additional Paid-In Capital	Retained Earnings	Unearned Compensation- Restricted Stock	Accumulated Other Comprehensive Income (Loss)	Treasury Shares, at Cost	Total Shareholders’ Equity
Balance at January 1, 2005	$0.2	$33.4	$65.3	$—	$(0.2)	$(7.7)	$91.0

Net income			15.1				15.1
Fair market value adjustment of derivatives, net of tax benefit					0.5		0.5

Comprehensive income							15.6

Restricted stock issued, net of amortization		0.6		(1.0)		0.6	0.2
Stock options exercised, net of tax benefit		1.3				3.3	4.6

Balance at September 30, 2005	$0.2	$35.3	$80.4	$(1.0)	$0.3	$(3.8)	$111.4

See notes to unaudited consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In Millions)

	Nine Months Ended September 30,
	2005	2004
Cash Flows From Operating Activities:
Net income	$15.1	$15.4
Adjustments to reconcile net income to cash used in operations (excluding the effect of dispositions):
Net income from discontinued operations	(1.3)	(3.6)
Depreciation and amortization	4.7	4.3
Gain on disposal of capital assets	(2.5)	(0.8)
Deferred income taxes	1.4	4.9
Changes in operating assets and liabilities:
Trade accounts receivable	(43.4)	(35.5)
Inventories	(27.4)	(28.2)
Trade accounts payable	30.9	19.3
Other	(1.2)	6.4

Net cash used in operating activities of continuing operations	(23.7)	(17.8)
Net cash used in operating activities of discontinued operations	(1.0)	(6.4)

Total cash used in operating activities	(24.7)	(24.2)

Cash Flows From Investing Activities:
Capital expenditures	(4.5)	(2.3)
Acquisition of Texas operations	(15.0)	—
Proceeds from disposition of capital assets	2.7	1.2
Proceeds from disposition of discontinued operations	10.8	20.5

Total cash provided by (used in) investing activities	(6.0)	19.4

Cash Flows From Financing Activities:
Borrowing under revolving credit facilities, net	29.4	17.5
Repayment of capital lease obligations	(1.4)	(1.2)
Debt issue costs	—	(1.6)
Exercise of stock options	4.5	—

Total cash provided by financing activities	32.5	14.7

Net Increase in Cash and Equivalents	1.8	9.9
Cash and Equivalents, Beginning of Period	1.9	5.0

Cash and Equivalents, End of Period	$3.7	$14.9

Supplemental Disclosure of Cash Flow Information:
Interest paid	$3.3	$3.0
Income taxes paid (received)	$4.1	$(2.5)
Non-cash financing activities:
Assets acquired with debt obligations	$3.1	$—

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

2. STOCK-BASED EMPLOYEE COMPENSATION

Effective April 21, 2005, the Securities and Exchange Commission adopted a final ruling amending the compliance date for the Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised), Share-Based Payment. Each registrant that is not a small business issuer will be required to prepare financial statements in accordance with Statement No. 123 (Revised) starting with the first interim or annual reporting period of the registrant’s first fiscal year beginning on or after June 15, 2005. The Company currently accounts for its stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. At the time of grant, all options issued under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company has also issued 100,000 stock appreciation rights to an employee in connection with an employment agreement. These rights vest over a four-year period or if the stock price appreciates by $5.00 per share above the base price. During the first nine months of 2005, the Company recorded $0.3 million of non-cash compensation expense due to the early vesting and extension of the exercise period of previously granted options in connection with a severance agreement. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

Had the compensation cost for these plans been determined according to SFAS No. 123, the Company’s net income and earnings per share would have been the following pro forma amounts for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Net income as reported	$6.3	$6.0	$15.1	$15.4
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—	0.3	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(0.1)	(0.1)	(0.7)	(0.5)

Net income, pro forma	$6.2	$5.9	$14.7	$14.9

Net income per share - basic
As reported	$0.31	$0.31	$0.76	$0.79
Pro Forma	$0.31	$0.30	$0.74	$0.77
Net income per share - diluted
As reported	$0.31	$0.30	$0.74	$0.78
Pro Forma	$0.30	$0.29	$0.72	$0.75

3. DEBT

Debt consisted of the following at September 30, 2005 and December 31, 2004 (in millions):

	September 30, 2005	December 31, 2004
Revolving credit facility	$38.5	$5.9
Term loan	25.7	28.9
Capital lease and other obligations	5.4	2.7

Total debt	69.6	37.5
Less current portion	7.5	5.5

Long-term debt	$62.1	$32.0

Credit Agreement — The Company has a Credit Agreement, which provides for a term loan facility of $30 million and a revolving credit facility of $130 million, which expires in September 2009. The revolving credit facility may be increased, subject to certain conditions, including bank approval, to a maximum availability of $180 million. As of September 30, 2005, the Company had revolving credit borrowings of $38.5 million, at a weighted average interest rate of 5.9%, and $25.7 million outstanding on the term loan under the Credit Agreement. The interest rate in the Credit Agreement on the term loan is variable. However, the Company has an interest rate swap agreement, which will expire in September 2009, which mirrors the term loan facility and provides a fixed rate of interest of 3.76% plus an applicable borrowing spread of between 100 and 200 basis points above LIBOR depending on the ratio of senior debt to earnings before interest, taxes, depreciation and amortization, as defined (EBITDA) at the end of each quarter. This interest rate swap is used to hedge interest rate risks related to the Company’s variable rate term loan and is accounted for as a cash flow hedge. As of September 30, 2005, the interest rate on the term loan was 5.51%.

Compliance with the loan covenant in the Credit Agreement that is based on the amount of senior debt outstanding limits the amount available to the Company under its revolving credit facility. At September 30, 2005, the Company had approximately $32.2 million of credit available under its revolving credit facility in addition to the amount outstanding, based on the senior debt to EBITDA covenant.

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

The Credit Agreement contains financial covenants, including a minimum fixed charge coverage ratio, a maximum senior debt to EBITDA ratio, a minimum asset coverage ratio, and minimum tangible net worth. The Credit Agreement also contains restrictive covenants pertaining to the management and operations of Huttig and its subsidiaries. The covenants include, among others, limitations on indebtedness, guarantees, letters of credit, liens, investments, dividends, acquisitions, and asset sales. At September 30, 2005, the Company is in compliance with the debt covenants.

At September 30, 2005, the Company had letters of credit outstanding under the Credit Agreement totaling $7.2 million, primarily for health and workers’ compensation insurance.

4. COMMITMENTS AND CONTINGENCIES

The Company is subject to federal, state and local environmental protection laws and regulations. The Company’s management believes the Company is in compliance, or is taking action aimed at assuring compliance, with applicable environmental protection laws and regulations. However, there can be no assurance that future environmental liabilities will not have a material adverse effect on the Company’s consolidated financial condition or results of operations.

In 1995, Huttig was identified as a potentially responsible party in connection with the clean up of contamination at a formerly owned property in Montana that was used for the manufacture of wood windows. Huttig is voluntarily remediating this property under the oversight of and in cooperation with the Montana Department of Environmental Quality (“MDEQ”), and is complying with a 1995 unilateral administrative order of the MDEQ to complete a remedial investigation and feasibility study. The remedial investigation was completed and approved in 1998 by the MDEQ, which has issued its final risk assessment of this property. In March 2003, the MDEQ approved Huttig’s work plan for conducting a feasibility study to evaluate alternatives for cleanup. In July 2004, Huttig submitted the feasibility study report, which evaluated several potential remedies, including continuation and enhancement of remedial measures already in place and operating. Huttig also submitted plans for testing new technologies that could effectively remediate the site. The MDEQ will comment on the feasibility study report and its recommended remedy, and then will select a final remedy, publish a record of decision and negotiate with Huttig for an administrative order of consent on the implementation of the final remedy. Based on experience to date in remediating this site, the Company believes that the scope of remediation that the MDEQ ultimately determines will not have a material adverse effect on its results of operations or financial condition. The Company spent less than $0.2 million on remediation costs at this site in both the nine-month periods ended September 30, 2005 and September 30, 2004. The annual level of future remediation expenditures is difficult to estimate, because of the uncertainty relating to the final remedy to be selected by the MDEQ. As of September 30, 2005, the Company has accrued $0.4 million for future costs of remediating this site which management believes represents a reasonable estimate, based on current facts and circumstances, of the currently expected costs of continued remediation. Until the MDEQ selects a final remedy, however, management can give no assurance as to the scope or cost to Huttig of the final remediation order.

In June 2004, as part of the due diligence conducted by a party interested in acquiring the American Pine Products facility, a previously unknown release of petroleum hydrocarbons and pentachlorophenol, or PCP, was discovered in soil and groundwater at the facility. Based on the initial investigation, the Company believes that the source of the contamination was a former wood-dipping operation on the property that was discontinued approximately 20 years ago, prior to Huttig acquiring the facility. The Company has voluntarily reported this discovery to the Oregon Department of Environmental Quality (“ODEQ”) and has agreed to participate in the ODEQ’s voluntary cleanup program. Pursuant to this program, the Company has begun to remediate the property by product recovery under the oversight of the ODEQ. The Company has substantially completed its investigation of the scope of contamination and has submitted a preliminary report describing that scope to the ODEQ. The Company has placed previous owners of the facility on notice of the related claim against them and continues to review whether it can recover its costs from other possible responsible parties. The Company spent less than $0.1 million on remediation costs at this site in the nine-month period ended September 30, 2005. As of September 30, 2005, the Company has accrued $0.1 million for future costs of remediating this site which management believes represents a reasonable estimate, based on current facts and circumstances, of the currently expected costs of continued remediation. Until the ODEQ selects a final remedy, however, management can give no assurance as to the scope or cost to Huttig of the final remediation order.

The Company and a former-employee driver have both been named as defendants in a wrongful-death lawsuit that alleges liability for damages arising out of an accident that occurred on January 8, 2004 in Tampa, FL. The lawsuit commenced on or about January 28, 2005. The case is pending in the Federal District Court, District of Florida, Middle District, Tampa Division. Defendants have denied liability for the claim and are defending themselves in the litigation. The case is in the early, discovery stage. The court has ordered the parties to participate in mediation by July 2006. If mediation is unsuccessful, the court has scheduled this case for trial in December 2006. The Company does not believe this matter will have a material adverse effect on us. However, the resolution of this matter could impact the cash flows and operating results of the Company in period of resolution.

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

5. BASIC AND DILUTED NET INCOME PER SHARE

The following table sets forth the computation of net income per basic and diluted share (net income amounts in millions, share amounts in thousands, per share amounts in dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income available to common shareholders
Net income from continuing operations	$6.3	$4.7	$13.8	$11.8
Net income from discontinued operations	—	1.3	1.3	3.6

Net income	$6.3	$6.0	$15.1	$15.4

Weighted average number of basic shares outstanding	20,165	19,436	19,898	19,436

Net income per share - Basic
Net income from continuing operations	$0.31	$0.24	$0.69	$0.60
Net income from discontinued operations	—	0.07	0.07	0.19

Net income	$0.31	$0.31	$0.76	$0.79

Weighted average number of basic shares outstanding	20,165	19,436	19,898	19,436
Effect of dilutive securities - options outstanding	412	534	495	383

Weighted average number of diluted shares outstanding	20,577	19,970	20,393	19,819

Net income per share - Diluted
Net income from continuing operations	$0.31	$0.23	$0.68	$0.59
Net income from discontinued operations	—	0.07	0.06	0.19

Net income	$0.31	$0.30	$0.74	$0.78

At September 30, 2005 and 2004, all stock options were dilutive.

6. DIVESTITURES

During the first nine months of 2005, the Company sold its remaining Builder Resource one-step branches, and certain assets, including certain accounts receivable, inventory, equipment and real property for $10.8 million in cash and reported an after-tax gain of $1.3 million. The after-tax gain is included in net income from discontinued operations for the 2005 first nine months. The Company used the proceeds of the sale to pay down debt and retained trade payables. The Company reported these branches as discontinued operations and related assets were classified as held for sale effective December 31, 2004.

The following are major classes of assets for the discontinued operations described above that were held for sale at September 30, 2005 and December 31, 2004:

DISCONTINUED OPERATIONS

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions)

	September 30, 2005	December 31, 2004
ASSETS:
Trade accounts receivable, net	$—	$3.6
Inventories, net	—	3.2
Property, plant, and equipment, net	—	1.1

Net assets held for sale	$—	$7.9

Operating results of our discontinued operations are shown below:

DISCONTINUED OPERATIONS

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net Sales	$—	$24.7	$2.5	$89.0

Income before Income Taxes (including gain on disposal of $0.0, $0.1, $2.2, and $0.1 respectively)	—	2.2	2.1	5.9
Provision for Income Taxes	—	(0.9)	(0.8)	(2.3)

Net Income	$—	$1.3	$1.3	$3.6

7. ACQUISITION

Effective January 1, 2005, the Company, through its wholly owned subsidiary, Huttig Texas Limited Partnership, completed the purchase of substantially all of the assets of Texas Wholesale Building Materials, Inc. (“Texas Wholesale”) for $15.0 million in cash, $2.2 million in guaranteed payments to the former majority owner and the assumption of certain liabilities. Texas Wholesale’s results of operations have been included in the consolidated financial statements since the date of acquisition. The Texas Wholesale acquisition represents the Company’s first full line distribution operation in the state of Texas.

The following table presents the preliminary allocation of the acquisition costs to the assets acquired and liabilities assumed, based on fair values:

(In millions)	September 30, 2005
Accounts receivable	$5.3
Inventories	8.4
Other current assets	1.1
Property, plant, and equipment	1.2
Intangible assets	3.8
Goodwill	5.4

Total assets acquired	25.2

Accounts payable	6.8
Other long-term liabilities	1.5

Total liabilities assumed	8.3

Net assets acquired	$16.9

The allocation of the purchase price is based on preliminary data and could change when valuations of assets and property, plant, and equipment are finalized. The assets that make up the $3.8 million of acquired intangible assets include: customer relationships valued at $1.4 million (20-year weighted average useful life) and a covenants not to compete valued at $2.4 million (6-year weighted average useful life). The residual purchase price of $5.4 million was assigned to goodwill.

The following tables reflect the acquisition of intangible assets and the changes in the carrying amount of goodwill for the nine months ended September 30, 2005:

Acquired Amortizable Intangibles

(in millions)	Gross Carrying Amount	Accumulated Amortization
Covenants not to compete	$2.4	$0.3
Customer relationships	1.4	0.1

Total	$3.8	$0.4

Estimated amortization expense:

2005	$0.5
2006	$0.5
2007	$0.5
2008	$0.5
2009	$0.5
2010	$0.5
Thereafter	$0.8

Goodwill

(in millions)

Balance as of December 31, 2004, net of accumulated amortization	$13.6
Goodwill acquired effective January 1, 2005	5.4

Balance as of September 30, 2005	$19.0

The pro forma effects of the Texas Wholesale acquisition on the Company’s statement of operations as if the acquisition had occurred on January 1, 2004 were not material.

8. SUBSEQUENT EVENT

In October 2005, the Company’s leased facility in Riviera Beach, Florida suffered significant damage as a result of Hurricane Wilma. The Company is currently assessing the amount of damage and the extent of its insurance coverage. In the near term, the Company plans to service its South Florida customers from its other three Florida facilities in Fort Myers, Jacksonville, and Orlando.

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

The following table sets forth our sales from continuing operations, by product classification as a percentage of total sales, for the three and nine months ended September 30, 2005 and September 30, 2004:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Millwork(1)	51%	49%	52%	51%
General Building Products(2)	32%	31%	30%	29%
Wood Products(3)	17%	20%	18%	20%

Total Net Product Sales	100%	100%	100%	100%

(1)	Millwork includes exterior and interior doors, pre-hung door units, windows, patio doors, mouldings, frames, stair parts and columns.
(2)	General building products include composite decking, connectors, fasteners, housewrap, roofing products, insulation and other miscellaneous building products.
(3)	Wood products include engineered wood products, and other wood products, such as lumber and panels.

Industry Conditions

Various factors historically have caused our results of operations to fluctuate from period to period. These factors include levels of construction, home improvement and remodeling activity, weather, prices of commodity wood products, interest rates, competitive pressures, availability of credit and other local, regional and economic conditions. Many of these factors are cyclical or seasonal in nature. We anticipate that fluctuations from period to period will continue in the future. Our first quarter and, generally, our fourth quarter are adversely affected by winter weather patterns in the Midwest, Mid-Atlantic and Northeast, which typically result in seasonal decreases in levels of construction activity in these areas. Because much of our overhead and expenses remain relatively fixed throughout the year, our operating profits tend to be lower during the first and fourth quarters.

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

Results of Operations

Three Months Ended September 30, 2005 Compared to the Three Months Ended September 30, 2004

Continuing Operations

Net sales from continuing operations were $301.9 million, which were $44.9 million, or approximately 17%, higher than 2004. Dallas and, to a lesser extent, the new branches in Atlanta, Minneapolis, and Long Island accounted for over one-half of the increase in the 2005 period. Same branch sales increased by approximately 8% in the 2005 third quarter over the prior year quarter, primarily as a result of increased millwork and building products sales. During the third quarter, Hurricanes Katrina and Rita impacted sales in the Southeast region only marginally. We experienced no damage to our facilities, although our facility in Jackson, Mississippi was closed for several days due to power outage. No other operations were directly affected by either storm.

By product, sales increased in the millwork and building product categories, compared to the year-ago quarter and remained relatively flat in the wood products category. Millwork sales increased 23% to $155.2 million led by exterior and interior doors, windows and columns, which increases were partially offset by a decrease in mouldings. Building products increased 23% to $96.2 million led by siding, roofing, connectors, insulation and housewrap. Wood products remained relatively stable at $50.5 million compared to $51.9 million in the year ago quarter.

By region, sales in the Southeast region increased 27%, excluding Dallas. Sales in the West and Northeast increased 8% and 4%, respectively. Sales in the Midwest decreased 4%.

Gross margin increased about 18% to $58.5 million or 19.4% of sales as compared to $49.7 million or 19.3% of sales in the prior year period. Excluding Dallas, gross margin as a percentage of sales would have been approximately 19.8% for the quarter. As compared to the prior year quarter, our gross margin as a percentage of sales benefited from higher gross margins on exterior and interior doors and an improved product mix, which was partially offset by lower gross margins on mouldings.

Operating expenses totaled approximately $45.6 million or 15.1% of sales, compared to approximately $39.6 million or 15.4% of sales in the prior-year quarter. Dallas and the other new branches accounted for approximately $4.2 million of this increase. Operating expenses in the 2005 third quarter also reflected increased outside services, fuel and building rent costs partially offset by lower incentive compensation expense.

The year-ago quarter included a gain on the sale of a facility of $0.3 million, which benefited after-tax results by approximately $0.01 a share.

Net interest expense was $1.2 million in the current and prior year quarter as increased interest rates were offset by lower debt balances in the third quarter of 2005 compared to the year ago quarter. During the third quarter of 2004, we also refinanced our previous credit agreement and recorded a non-cash charge of $0.5 million to write off the remaining unamortized loan fees related to our previous credit agreement.

Income taxes as a percentage of pre-tax income for the three months ended September 30, 2005 and 2004 were approximately 38% and 37%, respectively.

As a result of the foregoing factors, income from continuing operations increased to $6.3 million in the 2005 third quarter from $4.7 million in the year-ago quarter.

Nine Months Ended September 30, 2005 Compared to the Nine Months Ended September 30, 2004

Continuing Operations

Net sales from continuing operations were $832.7 million, which was $119.0 million, or approximately 17%, higher than in the first nine months of 2004. Dallas and, to a lesser extent, the new branches in Atlanta, Minneapolis, and Long Island accounted for over one-half of the increase in the 2005 period. Same branch sales increased by approximately 7% in the 2005 first nine months over the prior year first nine months, primarily as a result of increased millwork and building products sales.

By product, sales increased in all major product categories compared to the same period last year. Millwork sales increased 20% to $432.1 million led by exterior and interior doors, windows and columns, which increases were partially offset by a decrease in mouldings. Building products increased 21% to $253.7 million led by connectors, decking and housewrap. Wood products increased slightly to $147.0 million as a result of increased sales of engineered wood products.

By region, sales in the Southeast region excluding Dallas, increased 24%. Sales in the West increased 8%. Due in part to the heavy snowstorms and rain in the first half of 2005, sales in the Northeast increased only 1%. Sales in the Midwest decreased slightly by 1%.

Gross margin increased about 14% to $158.9 million or 19.1% of sales as compared to $139.7 million or 19.6% of sales in the first nine months of last year. The decline in gross margin percentage was primarily due to Dallas. The Dallas branch has a larger percentage of direct sales that are generally at a lower margin. Excluding Dallas, gross margin as a percent of sales would have been approximately 19.6% for the first nine months of 2005 as higher margins on interior and exterior doors largely offset lower margins on lumber, wood panels and mouldings.

Operating expenses totaled approximately $131.2 million or 15.8% of sales, compared to approximately $115.2 million or 16.1% of sales in the first nine months of 2004. Dallas and the other new branches accounted for approximately $10.6 million of this increase. Operating expenses in the first nine months of 2005 also reflected increased compensation and benefit costs, fuel, building rent, and advertising costs as well as executive severance costs of $0.8 million, including non-cash expenses of $0.3 million, and were partially offset by a receipt of $0.6 million from Rugby in connection with the settlement of a lawsuit.

The first nine months of 2005 included a gain on the sale of a facility of $2.5 million compared to a $0.8 million gain in the same period in the prior year.

Net interest expense increased to $3.5 million in the first nine months of 2005 from $3.4 million in the prior year first nine months as increased interest rates were partially offset by lower debt balances throughout the first nine months of 2005 compared to 2004. During the nine months ended September 30, 2004, we also recorded a non-cash charge of $0.5 million to write off the remaining unamortized loan fees related to our previous credit agreement.

Income taxes as a percentage of pre-tax income for the nine months ended September 30, 2005 and 2004 were 39% and 33%, respectively. The effective tax rate in the year-ago nine months was lower due to the closure of multi-year tax audits allowing Huttig to eliminate certain tax accruals. The difference in the effective tax rate benefited the prior year by approximately $0.04 per diluted share, compared to the current year period.

As a result of the foregoing factors, income from continuing operations increased to $13.8 million in the 2005 first nine months from $11.8 million in the first nine months of 2004.

Discontinued Operations

Results from discontinued operations in the nine months ended September 30, 2005 reflect sales of $2.5 million and an after-tax gain of $1.3 million on the February 1, 2005 divestiture of the remaining Builder Resource one-step branches. Sales in the nine months ended September 30, 2004 were $89.0 million, operating profit was $5.9 million, and net income was $3.6 million. Operating results included American Pine Products, and all of the Builder Resource branches, some of which were sold later in 2004.

Liquidity and Capital Resources

We depend on cash flow from operations and funds available under our revolving credit facility to finance seasonal working capital needs, capital expenditures and any acquisitions that we may undertake. Our working capital requirements are generally greatest in the second and third quarters, which reflect the seasonal nature of our business. The second and third quarters are also typically our strongest operating quarters, largely due to more favorable weather throughout many of our markets compared to the first and fourth quarters. We typically generate cash from working capital reductions in the fourth quarter of the year and build working capital during the first quarter in preparation for our second and third quarters. We also maintain significant inventories to meet rapid delivery requirements of our customers and to enable us to obtain favorable pricing, delivery and service terms with our suppliers. At September 30, 2005 and

2004, inventories constituted approximately 36% and 35% of our total assets, respectively. We also closely monitor operating expenses and inventory levels during seasonally affected periods and, to the extent possible, manage variable operating costs to minimize seasonal effects on our profitability.

Operations. Cash used in operating activities increased $5.9 million to $23.7 million for the first nine months ended September 30, 2005 from $17.8 million for the nine months of 2004. The increase in cash used by operating activities primarily reflects an increase in working capital compared to the nine months ended September 2004. Days sales outstanding increased to 36 days at September 30, 2005 compared to 35 days at September 30, 2004 based on annualized sales for the respective immediately preceding quarter. Annualized inventory turns, calculated as the ratio of annualized cost of goods sold for each three-month period ended September 30 divided by the average of the beginning and ending inventory balances for each such three-month period, were 8.8 turns at September 30, 2005 compared to 8.7 turns at September 30, 2004.

Investing. Cash used in investing activities for the nine months ended September 30, 2005 reflects $15.0 million used for the acquisition of Texas Wholesale, and $4.5 million of capital expenditures for continuing operating activities and for development of a new Oracle software system. The uses of cash in investing activities were partially offset by $10.8 million of proceeds from the disposition of our remaining Builder Resource locations in Alabama, Tennessee, and Kansas, $2.4 million of proceeds from the sale of our Manchester, New Hampshire facility and $0.3 million of proceeds from the sale of various other equipment. Cash used in investing activities in the nine months ended September 30, 2004 reflects $2.3 million of capital expenditures for normal operating activities, which were partially offset by $20.5 million of proceeds from the disposition of our Builder Resource and American Pine Products locations in Missouri, Kansas and Oregon and $1.2 million of proceeds from the sale of a facility.

Financing. Cash provided from financing activities for the first nine months of 2005 and 2004 primarily reflect the $29.4 million and $17.5 million in net borrowings, respectively, under our revolving credit facilities. Cash provided from financing activities in the 2005 first nine months also reflects $4.5 million from the exercise of employee stock options. In 2005 and 2004, cash was used to pay back $1.4 million and $1.2 million, respectively, of capital lease obligations. In the first nine months of 2004, we incurred debt issuance costs of $1.6 million from our new credit agreement.

We have a Credit Agreement, which provides for a term loan facility of $30 million and a revolving credit facility of $130 million, which expires in September 2009. The revolving credit facility may be increased, subject to certain conditions, including bank approval, to a maximum availability of $180 million. As of September 30, 2005, we had revolving credit borrowings of $38.5 million, at a weighted average interest rate of 5.94% and $25.7 million outstanding on the term loan under the Credit Agreement. The interest rate in the Credit Agreement on the term loan is variable. However, we have an interest rate swap agreement, which will expire in September 2009, which mirrors the term loan facility and provides a fixed rate of interest of 3.76% plus an applicable borrowing spread of between 100 and 200 basis points above LIBOR, depending on the ratio of senior debt to earnings before interest, taxes, depreciation and amortization, as defined (EBITDA) at the end of each quarter. This interest rate swap is used to hedge interest rate risks related to our variable rate term loan and is accounted for as a cash flow hedge. As of September 30, 2005, the interest rate on the term loan was 5.51%.

Compliance with the loan covenant in the Credit Agreement that is based on the amount of senior debt outstanding limits the amount available under our revolving credit facility. At September 30, 2005, we had approximately $32.2 million of credit available under the revolving credit facility, in addition to the amount outstanding, based on the senior debt to EBITDA covenant.

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

The Credit Agreement contains financial covenants, including a minimum fixed charge coverage ratio, a maximum senior debt to EBITDA ratio, a minimum asset coverage ratio, and minimum tangible net worth. The Credit Agreement also contains restrictive covenants pertaining to the management and operations of Huttig and its subsidiaries. The covenants include, among others, limitations on indebtedness, guarantees, letters of credit, liens, investments, dividends, acquisitions, and asset sales. At September 30, 2005, we are in compliance with the debt covenants.

At September 30, 2005, we had letters of credit outstanding under the Credit Agreement totaling $7.2 million, primarily for health and workers’ compensation insurance.

We believe that cash generated from our operations and funds available under our credit facility will provide sufficient funds to meet our currently anticipated short-term and long-term liquidity and capital expenditure requirements.

Off-Balance Sheet Arrangements

In addition to funds available from operating cash flows, and bank credit agreements as described above, we use a principal off-balance sheet technique: operating leases. Operating leases are employed as an alternative to purchasing certain property, plant and equipment. See our Annual Report on Form 10-K in Part II, Item 7 - “Commitments and Contingencies.”

Divestitures

During the first nine months of 2005, we sold our remaining Builder Resource one-step branches, and certain assets, including accounts receivable, inventory, equipment and real property for $10.8 million in cash and reported an after-tax gain of $1.3 million. The after-tax gain is included in net income from discontinued operations for the first nine months ended September 30, 2005. We used the proceeds of the sale to pay down debt and trade payables. We reported these branches as discontinued operations and related assets were classified as held for sale effective December 31, 2004.

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

Subsequent Event

In October 2005, our leased facility in Riviera Beach, Florida suffered significant damage as a result of Hurricane Wilma. We are currently assessing the amount of damage and the extent of our insurance coverage. In the near term, we plan to service our South Florida customers from our other three Florida facilities in Fort Myers, Jacksonville, and Orlando.

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

In 1995, Huttig was identified as a potentially responsible party in connection with the clean up of contamination at a formerly owned property in Montana that was used for the manufacture of wood windows. We are voluntarily remediating this property under the oversight of and in cooperation with the Montana Department of Environmental Quality (Montana DEQ) and are complying with a 1995 unilateral administrative order of the Montana DEQ to complete a remedial investigation and feasibility study. The remedial investigation was completed and approved in 1998 by the Montana DEQ, which has issued its final risk assessment of this property. In March 2003, the Montana DEQ approved Huttig’s work plan for conducting a feasibility study to evaluate alternatives for cleanup. In July 2004, we submitted the feasibility study report, which evaluated several potential remedies, including continuation and enhancement of remedial measures already in place and operating. We also submitted plans for testing new technologies that could effectively remediate the site. The Montana DEQ will comment on the feasibility study report and its recommended remedy, and then will select a final remedy, publish a record of decision and negotiate with Huttig for an administrative order of consent on the implementation of the final remedy. Based on our experience to date in remediating this site, we believe that the scope of remediation that the Montana DEQ ultimately determines will not have a material adverse effect on our results of operations or financial condition. We spent less than $0.2 million on remediation costs at this site in both of the nine-month periods ended September 30, 2005 and September 30, 2004. The annual level of future remediation expenditures is difficult to estimate because of the uncertainty relating to the final remedy to be selected by the Montana DEQ. As of September 30, 2005, we have accrued $0.4 million for future costs of remediating this site which management believes represents a reasonable estimate, based on current facts and circumstances, of the currently expected costs of continued remediation. Until the Montana DEQ selects a final remedy, however, management can give no assurance as to the scope or cost to Huttig of the final remediation order.

In June 2004, as part of the due diligence conducted by a party interested in acquiring the American Pine Products facility, a previously unknown release of petroleum hydrocarbons and pentachlorophenol, or PCP, was discovered in soil and groundwater at the facility. Based on the initial investigation, we believe that the source of the contamination was a former wood-dipping operation on the property that was discontinued approximately 20 years ago, prior to our acquiring the facility. We voluntarily reported this discovery to the Oregon Department of Environmental Quality (Oregon DEQ) and agreed to participate in the Oregon DEQ’s voluntary cleanup program. Pursuant to this program, we have begun to remediate the property by product recovery under the oversight of the ODEQ. We have substantially completed our investigation of the scope of contamination and have submitted a preliminary report describing that scope to the ODEQ. We have placed previous owners of the facility on notice of the related claim against them and continues to review whether it can recover its costs from other possible responsible parties. We spent less than $0.1 million on remediation costs at this site in the nine-month period ended September 30, 2005. As of September 30, 2005, we have accrued $0.1 million for future costs of remediating this site which management believes represents a reasonable estimate, based on current facts and circumstances, of the currently expected costs of continued remediation. Until the Oregon DEQ selects a final remedy, however, management can give no assurance as to the scope or cost to Huttig of the final remediation order.

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

Cautionary Statement

Certain statements in this Form 10-Q contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements regarding:

•	our expectation that known contingencies, including risks relating to environmental and legal proceedings, will not have a material adverse effect on our financial position or cash flow;

•	our belief that cash from operations and funds under our credit facility will be sufficient to meet our short-term and long-term liquidity and capital expenditure requirements;

•	our belief that we have the product offerings, warehouse and builder support facilities, personnel, systems infrastructure and financial and competitive resources necessary for continued business success;

•	our liquidity and exposure to market risk;

•	cyclical and seasonal trends, including our statements that operating profits are usually lower in the first and fourth quarters than in the second and third quarters, that we typically generate cash from working capital reductions in the fourth quarter and build working capital in the first quarter, and that our working capital requirements are generally greatest in the second and third quarters; and

•	our plan to service in the near term, customers of our hurricane-damaged branch in Riviera Beach, Florida from our other three Florida facilities.

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

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have exposure to market risk as it relates to effects of changes in interest rates. We had debt outstanding at September 30, 2005 under our secured revolving credit facility of $38.5 million and a term loan of $25.7 million.

In September 2004, we entered into an interest rate swap agreement, which will expire in September 2009, which mirrors the amortization of the $30.0 million term loan and provides a fixed rate of interest of 3.76% plus the applicable borrowing spread of between 100 and 200 basis points above LIBOR, depending on the ratio of senior debt to earnings before interest, taxes, depreciation and amortization, as defined, at the end of each quarter. This interest rate swap is used to hedge interest rate risks related to our variable rate term loan and is accounted for as a cash flow hedge.

All of our bank debt under our secured revolving credit facility accrues interest at a floating rate basis of between 100 and 200 basis points above LIBOR. If market interest rates for LIBOR had been different by an average of 1% for the nine months ended September 30, 2005, our interest expense and income before taxes would have changed by $0.3 million. These amounts are determined by considering the impact of the hypothetical interest rates on our borrowing cost. This analysis does not consider the effects of any change in the overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management may take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our financial structure.

We are subject to periodic fluctuations in the price of wood and steel commodities. Profitability is influenced by these changes as prices change between the time we buy and sell the wood or steel. In addition, to the extent changes in interest rates affect the housing and remodeling market, we would be affected by such changes.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures – The Company, under the supervision and with the participation of our Disclosure Committee and management, including our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities and Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective as of September 30, 2005 in (a) causing information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (b) causing such information to be accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control of financial reporting – We routinely review our system of internal control over financial reporting to identify potential changes to our processes and systems that may improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating the activities of acquired business units, formalizing policies and procedures, improving segregation of duties, and adding additional monitoring controls. In addition, when we acquire new businesses, we incorporate our controls and procedures into the acquired business as part of our integration activities. There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 6 — EXHIBITS

(a) Exhibits

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to the Form 10 filed with the Commission on September 21, 1999.)

3.2	Amended and Restated Bylaws of the Company (as of September 28, 2005) (Incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the Commission on October 4, 2005.)

4.1	Rights Agreement dated December 6, 1999 between the company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent. (Incorporated by reference to Exhibit 4.1 to the company’s Annual Report on Form 10-K for the year ended December 31, 1999 (the “1999 Form 10-K”).)

4.2	Amendment No. 1 to Rights Agreement between the company and ChaseMellon Shareholders Services, L.L.C. (Incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.)

4.3	Amendment No. 2 to Rights Agreement, dated February 25, 2005, by and between Huttig Building Products, Inc. and Mellon Investor Services LLC, as Rights Agent (Incorporated by reference to Exhibit 4.1 to the Form 8-K filed with the Commission on March 3, 2005.)

4.4	Amendment No. 3 to Rights Agreement, dated April 14, 2005, by and between Huttig Building Products, Inc. and Mellon Investor Services LLC, as Rights Agent (Incorporated by reference to Exhibit 4.1 to the Form 8-K filed with the Commission on April 18, 2005.)

4.5	Certificate of Designations of Series A Junior Participating Preferred Stock of the Company. (Incorporated by reference to Exhibit 4.6 to the 1999 Form 10-K.)

4.6	Credit Agreement, dated September 24, 2004, by and among the Company, certain of its domestic subsidiaries, LaSalle National Bank Association, as agent, and the lending institutions named therein. (Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.)

4.7	First Amendment to Credit Agreement, dated December 3, 2004, by and among the Company, certain of its domestic subsidiaries, LaSalle National Bank Association, as agent, and the lending institutions named therein. (Incorporated by reference to Exhibit 4.8 to the Company’s Form 10-K/A (Amendment No. 1) filed with the Commission on August 8, 2005)

4.8	Second Amendment to the Credit Agreement dated August 5, 2005, by and among the Company and LaSalle National Bank Association, as agent and the lending institutions therein. (Incorporated by reference to Exhibit 4.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.)

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUTTIG BUILDING PRODUCTS, INC.

Date: November 7, 2005	/s/ Michael A. Lupo
Michael A. Lupo
President, Chief Executive Officer
And Director (Principal Executive Officer)

Date: November 7, 2005	/s/ David L. Fleisher
David L. Fleisher
Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.