Form 10-K
period 2005-12-31
HUTTIG BUILDING PRODUCTS INC
filed 2006-03-09
CIK 1093082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act. Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of the last business day of the quarter ended June 30, 2005 was approximately $150,189,700. For purposes of this calculation only, the registrant has excluded stock beneficially owned by the registrants’ directors and officers. By doing so, the registrant does not admit that such persons are affiliates within the meaning of Rule 405 under the Securities Act of 1933 or for any other purposes.

The number of shares of Common Stock outstanding on February 28, 2006 was 20,483,941 shares.

DOCUMENTS INCORPORATED HEREIN BY REFERENCE.

Parts of the registrant’s definitive proxy statement for the 2006 Annual Meeting of Shareholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

PART I

ITEM 1—BUSINESS

General

Huttig Building Products, Inc., a Delaware corporation incorporated in 1913, is one of the largest domestic distributors of millwork, building materials and wood products used principally in new residential construction and in home improvement, remodeling and repair work. We purchase from leading manufacturers and distribute our products through 46 wholesale distribution centers serving 48 states. Our distribution centers sell principally to building materials dealers, national buying groups, home centers and industrial users, including makers of manufactured homes. For the year ended December 31, 2005, we generated net sales of $1,097.2 million.

We conduct our business through a two-step distribution model. This means we resell the products we purchase from manufacturers to our customers, who then sell the products to the final end users, who are typically professional builders and independent contractors engaged in residential construction projects.

Our products fall into three categories: (i) millwork, which includes doors, windows, moulding, stair parts and columns, (ii) building materials, which include composite decking, connectors, fasteners, housewrap, roofing products and insulation, and (iii) wood products, which include engineered wood products, such as floor systems, as well as wood panels and lumber.

Doors and engineered wood products often require an intermediate value added service between the time the product leaves the manufacturer and before it is delivered to the final customer. Such services include pre-hanging doors and cutting engineered wood products from standard lengths to job-specific requirements, both of which services we perform on behalf of our customers. In addition, with respect to almost all of our products, we have the capability to buy in bulk and disaggregate these large shipments to meet individual customer requirements. For some products, we carry a depth and breadth of products that our customers cannot reasonably stock themselves. Our customers benefit from these services because they do not need to invest capital in door hanging facilities or cutting equipment, nor do they need to incur the costs associated with maintaining large inventories of products. Our size, broad geographic presence and extensive fleet and logistical capabilities enable us to purchase products in large volumes at favorable prices, stock a wide range of products for rapid delivery and manage inventory in a reliable, efficient manner.

We serve our customers, whether local dealers or national accounts, through our 46 wholesale distribution centers. This approach enables us to work with our customers and suppliers to ensure that local inventory levels, merchandising, purchasing and pricing are tailored to the requirements of each market. Except for our newly acquired facility in Dallas, Texas, each distribution center has access to our single-platform nation-wide inventory management system. This provides the local manager with real-time inventory availability and pricing information. We also support our distribution centers with credit and financial controls, training and marketing programs and human resources expertise. We believe that these distribution capabilities and efficiencies offer us a competitive advantage as compared to those of local and regional competitors.

In furtherance of our national focus, on January 11, 2005, we completed the acquisition of Texas Wholesale Building Materials of Dallas, Texas. Our Texas acquisition allows us to enter a market which had over 150,000 housing starts in 2005. Our geographic reach now enables us to cover areas which accounted for over 85% of U.S. new housing starts in 2005. Further, focusing on our two-step distribution business, we sold our mouldings manufacturer, American Pine Products, in August of 2004, and we sold our Builder Resource branches, which sold directly to end users, in three separate transactions in August and December of 2004, and in February of 2005.

In this Annual Report on Form 10-K, when we refer to “Huttig,” the “Company”, “we” or “us,” we mean Huttig Building Products, Inc. and its subsidiaries and predecessors unless the context indicates otherwise.

Industry Characteristics and Trends

The residential building materials distribution industry is characterized by its substantial size, its highly fragmented ownership structure and an increasingly competitive environment. The industry can be broken into two categories: (i) new construction and (ii) home repair and remodeling.

Residential construction activity in both categories is closely linked to a variety of factors directly affected by general economic conditions, including employment levels, job and household formation, interest rates, housing prices, tax policy, availability of mortgage financing, prices of commodity wood products, immigration patterns, regional demographics and consumer confidence. We monitor a broad set of macroeconomic and regional indicators, including new housing starts and permit issuances, as indicators of our potential future sales volume.

New housing starts in the United States increased to approximately 2.10 million in 2005 from 1.95 million in 2004, including 1.71 million single family residences in 2005 versus 1.68 million in 2004, based on data from the U.S. Census Bureau. According to the U.S. Census Bureau, total spending on new residential construction in 2005 was $423 billion. The U.S. Census Bureau also estimates that aggregate expenditures for residential repair and remodeling were an additional $218 billion in 2005. We cover geographic markets that accounted for over 85% of U.S. new housing starts in 2005.

The residential building materials distribution industry has undergone significant changes over the last three decades. Prior to the 1970s, residential building products were distributed almost exclusively by local dealers, such as lumberyards and hardware stores. These channels served both the retail consumer and the professional builder. Dealers generally purchased their products from wholesale distributors and sold building products directly to homeowners, contractors and homebuilders. In the late 1970s and 1980s, substantial changes began to occur in the retail distribution of building products. The introduction of the mass retail, big box format by The Home Depot and Lowe’s began to alter this distribution channel, particularly in metropolitan markets. They began displacing local dealers by selling a broad range of competitively priced building materials to the homeowner and small home improvement contractor. We generally do not compete with building products mass retailers such as The Home Depot and Lowe’s. Their business model for building products is primarily suited to selling products that require little or no differentiation and that turn over in very high volumes. Conversely, a substantial portion of our product offering consists of products that typically require intermediate value-added handling and/or a large breadth of SKUs. Furthermore, we do not sell directly to retail customers.

We service large local, regional and national independent building products dealers who in turn sell to contractors and professional builders. These large local, regional and national building products dealers, often referred to as “pro dealers,” continue to distribute a significant portion of the residential building materials sold in the United States. These pro dealers operate in an increasingly competitive environment. Consolidation among building products manufacturers favors distributors that can buy in bulk and break down large production runs to specific local requirements. In addition, increasing scale and sophistication among professional builders and contractors places a premium on pro dealers that can make a wide variety of building products readily available at competitive prices. In response to the increasingly competitive environment for building products, many pro dealers have either consolidated or formed buying groups in order to increase their purchasing power and/or service levels.

We believe the evolving characteristics of the residential building materials distribution industry, particularly the consolidation trend, favor companies like us that operate nationally and have significant infrastructure in place to accommodate the needs of customers across geographic regions. We are the only national distributor of millwork products. Because of our wide geographic presence, size, purchasing power, materials handling efficiencies, and investment in millwork services, we believe we are well positioned to serve the needs of the consolidating pro dealer community. During 2005, our sales to national accounts, including buying groups, were 31% of our total sales. Sales to our top 10 customers increased by approximately 17% in 2005. Our top 10 customers accounted for approximately 29% of our total sales in 2005, with no single customer over 10%.

Products

Our goal is to offer products that allow us to provide value to our customers, either by performing incremental services on the products before delivering them to customers, buying products in bulk and disaggregating them for individual customers, or carrying a depth and breadth of products that customers cannot reasonably stock themselves at each location. Our products can be broken into three main categories:

•	Millwork, including exterior and interior doors, pre-hung door units, windows, patio doors, mouldings, frames, stair parts and columns. Key brands in this product category include Therma-Tru, Masonite, Woodgrain, Windsor, and L. J. Smith;

•	General building products, such as roofing, siding, insulation, flashing, housewrap, connectors and fasteners, decking, drywall, kitchen and other miscellaneous building products. Key brands in this product category include Typar, Simpson Strong-Tie, Owens Corning, CertainTeed, Grace and TimberTech; and

•	Wood products, which include engineered wood products, such as floor systems, and other wood products, such as lumber and wood panels. Within the wood products category, engineered wood continues to be a focus product for us. The engineered wood product line offers us the ability to provide our customers with value-added services, such as floor system take-offs, cut-to-length packages and just-in-time, cross-dock delivery capabilities.

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

	2005	2004	2003
Millwork	53%	51%	54%
General Building Products	30%	29%	28%
Wood Products	17%	20%	18%

Customers

During 2005, we served over 8,000 customers, with no single customer accounting for more than 8% of our sales. Building materials pro dealers represent our single largest customer group.

Within the pro dealer category, a growing number of our customers represent national accounts. These are large pro dealers that operate in more than one state or region. We sell to pro dealer national accounts such as 84 Lumber, Stock Building Supply, Lanoga, Strober, BMC West and Builders FirstSource. To a much lesser extent, we also sell to the home centers. We believe that our size, which lets us purchase in bulk, achieve operating efficiencies, operate on a national scale and offer competitive pricing, makes us well suited to service the consolidating pro dealer community.

Organization

Huttig operates on a nation-wide basis. Customer sales are conducted principally through 46 distribution centers serving 48 states. Administrative and executive management functions are centralized in a headquarters office located in St. Louis, Missouri. We believe that this structure permits us to be closer to our customers and serve them better, while being able to take advantage of certain scale efficiencies that come from our size.

Each distribution center is operated as a distinct profit center. Operating responsibility resides with the general manager. The general manager assumes responsibility for daily operations, inventory management, on-site personnel and logistics. Each distribution center generally maintains its own separate sales and warehouse staffs supported by a small administrative team.

We divide our national operations into four geographic regions. Each region is headed by a regional vice president. Each distribution center’s general manager reports to a regional vice president.

Corporate functions reside at headquarters. Headquarter functions include those activities that can be shared across our full distribution platform. These include items such as treasury management, accounting, information technology, human resources, legal, internal audit and investor relations along with small corporate operations, marketing, and product management groups.

Sales

Sales and operational responsibility principally lie with general managers at our distribution centers. The sales function is generally divided into two channels: outside sales and inside sales. Our outside field representatives make on-site calls to local and regional customers. Our inside sales people generally receive telephone orders from customers. In addition, we maintain a national account sales team that serves customers that span multiple regions. Our sales force is generally compensated by a base salary plus commissions determined primarily on gross margin.

Distribution Strategy and Operations

We conduct our business through a two-step distribution model. This means that we resell the products that we purchase from manufacturers to our customers, who then sell the products to the final end user. Our principal customer is the pro dealer. To a much more limited extent, we also sell to the retail home centers and certain industrial users, such as makers of manufactured housing.

Despite our nation-wide reach, the local distribution center is still a principal focus of our operations, and we tailor our business to meet local demand and customer needs. We customize product selection, inventory levels, services provided and prices offered to meet local market requirements. We support this strategy through our single platform information technology system (except for our newly acquired location in Dallas). This system provides each distribution center’s general manager real-time access to pricing, inventory availability and margin analysis. This system provides product information both for that location and across the entire Huttig network of distribution centers. More broadly, our sales force, in conjunction with our product management teams, works with our suppliers and customers to get the appropriate mix, quantity and pricing of products suited to each local market.

We purchased products from more than 1,350 different suppliers in 2005. We generally negotiate with our major suppliers on a national basis to leverage our total volume purchasing power and obtain favorable payment terms and pricing, which we believe provides us with an advantage over our locally based competitors. The majority of our purchases are made from suppliers that offer payment discounts and volume related incentive programs. Although we generally do not have long-term or exclusive contracts with our key suppliers, we believe our national footprint, buying power and distribution network makes us an attractive distributor for many manufacturers. Moreover, we have long-standing relationships with many of our key suppliers.

We carefully and regularly evaluate opportunities to introduce new products. This is primarily done only when driven by customer demand or market requirements. We have found that customers generally welcome a greater breadth of product offering as it can improve their purchasing and operating efficiencies by providing for “one stop” shopping. Similarly, selectively broadening our product offering enables us to drive additional products through our distribution system, thereby increasing the efficiency of our operations by better utilizing our existing infrastructure.

We focus on selling respected, brand-name products. We believe that brand awareness is an increasingly important factor in building products purchasing decisions. We generally benefit from the quality levels, marketing initiatives, and product support provided by manufacturers of branded products. We also benefit by being associated with the positive attributes that customers typically equate with branded products.

We also continue to develop and strengthen the Huttig brand. We believe the Huttig name enjoys strong name recognition in the markets where we operate. This results, in part, from our long-standing operations in many markets, which we can trace back to as early as 1885. We have begun branding certain new products offered in our distribution centers with the Huttig name. This practice allows us to introduce new products in certain markets that may not otherwise be available from existing suppliers. We believe this private label arrangement allows us to augment our product offering without jeopardizing relationships with incumbent suppliers.

Competition

We compete with many local and regional building product distributors and dealers and, in certain markets and product categories, with national building product distributors and dealers. In certain markets we compete with national building materials suppliers with national distribution capability, such as BlueLinx, Boise Cascade and Weyerhaeuser. We also compete with product manufacturers that engage in direct sales, while at the same time distributing products for some of these manufacturers.

The principal factors on which we compete are pricing and availability of product, service and delivery capabilities, ability to assist with problem-solving, customer relationships, geographic coverage and breadth of product offerings.

Our size, geographic coverage and financial position are advantageous in obtaining and retaining distribution rights for brand name products. Our size also permits us to attract experienced sales and service personnel and gives us the resources to provide company-wide sales, product and service training programs. By working closely with our customers and suppliers and utilizing our single information technology platform, we believe our branches are well positioned to maintain appropriate inventory levels and to deliver completed orders on time.

Seasonality and Working Capital

Various cyclical and seasonal factors, such as general economic conditions and weather, historically have caused our results of operations to fluctuate from period to period. Our size, extensive nationwide operating model and the geographic diversity of our distribution centers to some extent mitigate our exposure to these cyclical and seasonal factors. These factors include levels of new construction, home improvement and remodeling activity, weather, interest rates and other local, regional and economic conditions. We anticipate that fluctuations from period to period will continue in the future. Our first and fourth quarters are generally adversely affected by winter weather patterns in the Midwest and Northeast, which typically result in seasonal decreases in levels of construction activity in these areas. Because much of our overhead and expenses remain relatively fixed throughout the year, our operating profits also tend to be lower during the first and fourth quarters. In addition, other weather patterns, such as hurricane season in the Southeast during the third and fourth quarters, can have an adverse impact on our profits in a particular period.

We depend on cash flow from operating activities and funds available under our secured credit facility to finance seasonal working capital needs, capital expenditures and any acquisitions that we may undertake. We typically generate cash from working capital reductions in the fourth quarter of the year and build working capital during the first quarter in preparation for our second and third quarters. Our working capital requirements are generally greatest in the second and third quarters, reflecting the seasonal nature of our business. The second and third quarters are also typically our strongest operating quarters, largely due to more favorable weather throughout many of our markets compared to the first and fourth quarters. We maintain significant inventories to meet rapid delivery requirements of our customers and to enable us to obtain favorable pricing, delivery and service terms with our suppliers. At December 31, 2005 and 2004, inventories constituted approximately 37% and 35% of our total assets, respectively. We closely monitor operating expenses and inventory levels during seasonally affected periods and, to the extent possible, manage variable operating costs to minimize seasonal effects on our profitability.

Credit

Huttig’s corporate management establishes an overall credit policy for sales to customers and then delegates responsibility for most credit decisions to credit managers located within our four regions. Our credit policies, together with careful monitoring of customer balances, have resulted in average bad debt expense of approximately 0.1% of net sales during each of the last three years. Approximately 98% of our sales in 2005 were made to customers to whom we had provided credit for those sales.

Backlog

Our customers generally order products on an as-needed basis. As a result, virtually all product shipments in a given fiscal quarter result from orders received in that quarter. Consequently, order backlog represents only a very small percentage of the product sales that we anticipate in a given quarter and is not indicative of actual sales for any future period.

Tradenames

Historically, Huttig has operated under various tradenames in the markets we serve, retaining the names of acquired businesses for a period of time to preserve local identification. To capitalize on our national presence, all of our distribution centers operate under the primary tradename “Huttig Building Products.” Huttig has no material patents, trademarks, licenses, franchises, or concessions other than the Huttig Building Products® name and logo, which are registered trademarks.

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

Employees

As of December 31, 2005, we employed 2,146 persons, of which approximately 15% were represented by unions. We have not experienced any significant strikes or other work interruptions in recent years and have maintained generally favorable relations with our employees.

Available Information

Huttig files with the U.S. Securities and Exchange Commission quarterly and annual reports on Forms 10-Q and 10-K, respectively, current reports on Form 8-K, and proxy statements pursuant to the Securities Exchange Act of 1934, in addition to other information as required. The public may read and copy our SEC filings at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549 and may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We file this information with the SEC electronically, and the SEC maintains a website that contains periodic reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

Our website address is http://www.huttig.com. We make available, free of charge at the “Investor Relations” section of our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the 1934 Act. This information is available on our website as soon as reasonably practicable after we electronically file it with, or furnish it to, the SEC. Reports of beneficial ownership filed pursuant to Section 16(a) of the 1934 Act are also available on our website.

ITEM 1A—RISK FACTORS

In addition to the other information contained in this Form 10-K, the following risk factors should be considered carefully in evaluating the Company’s business. The Company’s business, financial condition, or results of operations could be materially adversely affected by any of these risks. Please note that additional risks not presently known to the Company or that the Company currently deems immaterial may also impair its business and operations.

Our sales and profitability depend significantly on new residential construction and home improvement activity in markets in which we compete.

Our sales depend heavily on the strength of national and local new residential construction and home improvement and remodeling markets. The strength of these markets depends on new housing starts and residential renovation projects, which are a function of many factors beyond our control. Some of these factors include employment levels, job and household formation, interest rates, housing prices, tax policy, availability of mortgage financing, prices of commodity wood products, immigration patterns, regional demographics and consumer confidence. Future downturns in the markets that we serve or in the economy generally could have a material adverse effect on our operating results and financial condition. Reduced levels of construction activity may result in intense price competition among building materials suppliers, which may adversely affect our gross margins.

The industry in which we compete is highly cyclical, and any downturn resulting in lower demand or increased supply could have a materially adverse impact on our financial results.

The building products distribution industry is subject to cyclical market pressures caused by a number of factors that are out of our control, such as general economic and political conditions, levels of new construction, home improvement and remodeling activity, interest rates, weather and population growth. To the extent that cyclical market factors adversely impact overall demand for building products or the prices that we can charge for our products, our net sales and margins would likely decline. In addition, the unpredictable nature of the cyclical market factors that impact our industry make it difficult to forecast our operating results.

Our financial results reflect the seasonal nature of our operations.

Our first quarter revenues and, to a lesser extent, our fourth quarter revenues are typically adversely affected by winter construction cycles and weather patterns in colder climates as the level of activity in the new construction and home improvement markets decreases. Because much of our overhead and expense remains relatively fixed throughout the year, our operating profits also tend to be lower during the first and fourth quarters. In addition, other weather patterns, such as hurricane season in the Southeast region of the United States during the third and fourth quarters, can have an adverse impact on our profits in a particular period.

The building materials distribution industry is fragmented and competitive, and we may not be able to compete successfully with some of our existing competitors or new entrants in the markets we serve.

The building materials distribution industry is fragmented and competitive. Our competition varies by product line, customer classification and geographic market. The principal competitive factors in our industry are:

•	pricing and availability of product;

•	service and delivery capabilities;

•	ability to assist with problem-solving;

•	customer relationships;

•	geographic coverage; and

•	breadth of product offerings.

Also, financial stability is important to manufacturers in choosing distributors for their products.

We compete with many local, regional and, in some markets and product categories, national building materials distributors and dealers. In addition, some product manufacturers sell and distribute their products directly to our customers, and the volume of such direct sales could increase in the future. Additionally, manufacturers of products distributed by us may elect to sell and distribute directly to our customers in the future or enter into exclusive supplier arrangements with other two-step distributors. In addition, home center retailers, which have historically concentrated their sales efforts on retail consumers and small contractors, may intensify their marketing efforts to larger contractors and homebuilders. For example, The Home Depot has recently acquired some pro dealers, our primary customer. Some of our competitors have greater financial and other resources and may be able to withstand sales or price decreases better than we can. We also expect to continue to face competition from new market entrants. We may be unable to continue to compete effectively with these existing or new competitors, which could have a material adverse effect on our financial condition and results of operations.

The termination of key supplier relationships may have an immediate adverse effect on our financial condition and results of operations.

We distribute building materials that we purchase from a number of major suppliers. As is customary in our industry, most of our relationships with these suppliers are terminable without cause on short notice. Although we believe that relationships with our existing suppliers are strong and that in most cases we would have access to similar products from competing suppliers, the termination of key supplier relationships or any other disruption in our sources of supply, particularly of our most commonly sold items, could have a material adverse effect on our financial condition and results of operations. Supply shortages resulting from unanticipated demand or production difficulties could occur from time to time and could have a material adverse effect on our financial condition and results of operations.

If we are unable to meet the financial covenants under our credit facility, the lenders could elect to accelerate the repayment of the outstanding balance and, in that event, we would be forced to seek alternative sources of financing.

We are party to a credit agreement which provides for a secured term loan facility of $30 million and a secured revolving credit facility of up to $130 million and which contains various financial covenants, including covenants to maintain:

•	a minimum fixed charge coverage ratio;

•	a maximum senior debt to earnings before interest, taxes, depreciation and amortization (EBITDA) ratio;

•	a minimum asset coverage ratio; and

•	a minimum tangible net worth.

Our financial results may vary from those required by our credit facility covenants as a result of the risks we face in our business, and we can give no assurance that we will be able to achieve sufficient financial results necessary to satisfy our credit facility covenants. If we were unable to comply with these financial covenants, our lenders would have the right, but not the obligation, to terminate the loan commitments and accelerate the repayment of the entire amount outstanding under the credit facility. The lenders also could foreclose on our assets that secure our credit facility. In that event, we would be forced to seek alternative sources of financing, which may not be available on terms acceptable to us, or at all.

Compliance with the restrictions and financial covenants under our credit agreement will likely limit, at least in the near term, the amount available to us for borrowing under that facility and may limit management’s discretion with respect to certain business matters.

Our credit agreement contains a covenant based on the amount of senior debt outstanding. Maintaining compliance with that financial covenant in the past has limited, and will likely continue to limit, at least in the near term, the amount available to us for borrowing under our revolving credit facility. At December 31, 2005, we had approximately $74.5 million of credit available under our revolving credit facility, in addition to the $7.6 million of borrowings and letters of credit then outstanding under that facility. Our credit agreement also contains restrictive covenants which limit our ability to, among other things, incur third-party debt, create liens on our assets, pay dividends, make certain acquisitions and sell assets. These restrictions may limit management’s ability to operate our business in accordance with management’s discretion, which could limit our ability to pursue certain strategic objectives.

Fluctuation in prices of commodity wood and steel products that we buy and then resell may have a significant impact on our results of operations.

Changes in wood and steel commodity prices between the time we buy these products and the time we resell them have occurred in the past, and we expect fluctuations to occur again in the future. Such changes can adversely affect the gross margins that we realize on the resale of the products. We may be unable to manage these fluctuations effectively or minimize any impact of these changes on our financial condition and results of operations.

We may acquire other businesses, and, if we do, we may be unable to integrate them with our business, which may impair our financial performance.

If we find appropriate opportunities, we may acquire businesses that we believe provide strategic opportunities. If we acquire a business, the process of integration may produce unforeseen operating difficulties and expenditures and may absorb significant attention of our management that would otherwise be available for the ongoing development of our business. If we make future acquisitions, we may issue shares of stock that dilute other stockholders, expend cash, incur debt, assume contingent liabilities or create additional expenses relating to amortizing intangible assets with estimated useful lives, any of which might harm our business, financial condition or results of operations.

We face risks of incurring significant costs to comply with environmental regulations.

We are subject to federal, state and local environmental protection laws and regulations and may have to incur significant costs to comply with these laws and regulations in the future. We have been identified as a potentially responsible party in connection with the cleanup of contamination at a formerly owned property in Montana, where we are voluntarily remediating the property under the oversight of the Montana Department of Environmental Quality. Until the Montana DEQ selects and orders us to implement a final remedy, we can give no assurance as to the scope or cost to us of any final remediation order. We have been identified as a potentially responsible party in connection with the cleanup of possible contamination at a currently owned property in Oregon. We are voluntarily remediating this property under the oversight of the Oregon Department of Environmental Quality. Until the Oregon DEQ selects a final remedy, we can give no assurance as to the scope or cost to us of any final remediation order. In addition, some of our current and former distribution centers are located in areas of current or former industrial activity where environmental contamination may have occurred, and for which we, among others, could be held responsible. As a result, we may incur material environmental liabilities in the future with respect to our current or former distribution center locations.

We face the risks that product liability claims and other legal proceedings relating to the products we distribute may adversely affect our business and results of operations.

As is the case with other companies in our industry, we face the risk of product liability and other claims of the type that are typical to our industry, such as asbestos and mold-related claims, in the event that the use of products that we have distributed causes personal injury or other damages. Product liability claims in the future, regardless of their ultimate outcome and whether or not covered under our insurance policies or indemnified by our suppliers, could result in costly litigation and have a material adverse effect on our business and results of operations.

Our failure to attract and retain key personnel could have a material adverse effect on our future success.

Our future success depends, to a significant extent, upon the continued service of our executive officers and other key management and sales personnel and on our ability to continue to attract, retain and motivate qualified personnel. The loss of the services of one or more key employees or our failure to attract, retain and motivate qualified personnel could have a material adverse effect on our business.

A number of our employees are unionized, and any work stoppages by our unionized employees may have a material adverse effect on our results of operations.

Approximately 15% of our employees are represented by labor unions as of December 31, 2005. As of December 31, 2005, we had 14 collective bargaining agreements. We may become subject to significant wage increases or additional work rules imposed by future agreements with labor unions representing our employees. Any such cost increases or new work rule implementation could increase our selling, general and administrative expenses to a material extent. In addition, although we have not experienced any strikes or other significant work interruptions in recent years and have maintained generally favorable relations with our employees, no assurance can be given that there will not be any work stoppages or other labor disturbances in the future, which could adversely impact our financial results.

Our retained accident risk is based on estimates, which may not be accurate.

We retain a portion of the accident risk under vehicle liability, workers’ compensation and other insurance programs. Loss accruals are based on our best estimate of the cost of resolution of these matters and are adjusted periodically as circumstances change. Due to limitations inherent in the estimation process, our estimates may change. Changes in the estimates of these accruals are charged or credited to earnings in the period determined.

Federal and state transportation regulations, as well as increases in the cost of fuel, could impose substantial costs on us, which could adversely affect our results of operations.

As of December 31, 2005, we use our own fleet of approximately 210 tractors, 80 trucks and 450 trailers to service customers throughout the United States. The U.S. Department of Transportation, or DOT, regulates our operations, and we are subject to safety requirements prescribed by the DOT. Vehicle dimensions and driver hours of service also are subject to both federal and state regulation. More restrictive limitations on vehicle weight and size, trailer length and configuration, or driver hours of service would increase our costs. In addition, increases in our fuel costs, such as those we experienced in the aftermath of Hurricanes Katrina and Rita in 2005, could cause a reduction in our operating margins and net income if we are not able to pass these increased costs on to our customers.

ITEM 1B—UNRESOLVED STAFF COMMENTS

None

ITEM 2—PROPERTIES

Our corporate headquarters is located at 555 Maryville University Drive, Suite 240, St. Louis, Missouri 63141, in leased facilities. We lease approximately half of our distribution centers and own the remainder. Warehouse space at distribution centers aggregated to approximately 4.6 million square feet as of December 31, 2005. Distribution centers range in size from 21,100 square feet to 260,000 square feet. The types of facilities at these centers vary by location, from traditional wholesale distribution warehouses to facilities with broad product offerings and capabilities for a wide range of value added services such as pre-hung door operations. We believe that our locations are well maintained and adequate for their purposes.

The following table sets forth the geographic location of our operating facilities as of December 31, 2005:

Region	Number of Locations
Midwest	13
Northeast	12
Southeast	11
West	10

Total	46

ITEM 3—LEGAL PROCEEDINGS

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

Environmental Matters

In 1995, Huttig was identified as a potentially responsible party in connection with the clean up of contamination at a formerly owned property in Montana that was used for the manufacture of wood windows. We are voluntarily remediating this property under the oversight of and in cooperation with the Montana Department of Environmental Quality (Montana DEQ) and are complying with a 1995 unilateral administrative order of the Montana DEQ to complete a remedial investigation and feasibility study. The remedial investigation was completed and approved in 1998 by the Montana DEQ, which has issued its final risk assessment of this property. In March 2003, the Montana DEQ approved Huttig’s work plan for conducting a feasibility study to evaluate alternatives for cleanup. In July 2004, we submitted the feasibility study report, which evaluated several potential remedies, including continuation and enhancement of remedial measures already in place and operating. We also submitted plans for testing new technologies that could effectively remediate the site. The Montana DEQ will comment on the feasibility study report and its recommended remedy, and then will select a final remedy, publish a record of decision and negotiate with Huttig for an administrative order of consent on the implementation of the final remedy. Based on our experience to date in remediating this site, we believe that the scope of remediation that the Montana DEQ ultimately determines will not have a material adverse effect on our results of operations or financial condition. We spent less than $0.3 million and $0.2 million on remediation costs at this site in the years ended December 31, 2005 and 2004, respectively. The annual level of future remediation expenditures is difficult to estimate because of the uncertainty relating to the final remedy to be selected by the Montana DEQ. As of December 31, 2005, we have accrued $0.6 million for future costs of remediating this site. Until the Montana DEQ selects a final remedy, however, management can give no assurance as to the scope or cost to Huttig of the final remediation order.

In June 2004, as part of the due diligence conducted by a party interested in acquiring the American Pine Products facility in Prineville, Oregon, a previously unknown release of petroleum hydrocarbons and pentachlorophenol, or PCP, was discovered in soil and groundwater at the facility. Based on the initial investigation, we believe that the source of the contamination was a former wood-dipping operation on the property that was discontinued approximately 20 years ago, prior to our acquiring the facility. We voluntarily reported this discovery to the Oregon Department of Environmental Quality (Oregon DEQ) and agreed to participate in the Oregon DEQ’s voluntary cleanup program. Pursuant to this program, we have begun to remediate the property by product recovery under the oversight of the Oregon DEQ. We have substantially completed our investigation of the scope of contamination and have submitted a preliminary report describing that scope to the Oregon DEQ. We have placed previous owners of the facility on notice of the related claim against them and continue to review whether we can recover our costs from other possible responsible parties. We spent less than $0.2 million on remediation costs at this site in the year ended December 31, 2005. As of December 31, 2005, we have accrued approximately $0.2 million for future costs of remediating this site. Until the Oregon DEQ selects a final remedy, however, management can give no assurance as to the scope or cost to Huttig of the final remediation order.

In addition, some of our current and former distribution centers are located in areas of current or former industrial activity where environmental contamination may have occurred, and for which we, among others, could be held responsible. We currently believe that there are no material environmental liabilities at any of our distribution center locations.

Bank of Tampa (Estate of Jerome Parker)

The Company and a former-employee driver have both been named as defendants in a wrongful death suit entitled Bank of Tampa (Estate of Jerome Parker) v. Huttig Building Products, Inc. and Noel Medina, Civil Action No. 8:05-CV-368, filed on or about January 28, 2005. The Plaintiff alleges liability for damages arising out of an accident that occurred on January 8, 2004 in Tampa, Florida. The case was filed in the Federal District Court, District of Florida, Middle District, Tampa Division. Defendants have denied liability for the claim. In February 2006, the parties entered into a settlement of this lawsuit. The settlement will be final upon approvals of the Hillsborough County Circuit Court, Probate Division, and the U.S. Department of Labor, Workers’ Compensation Programs. If approved, the settlement of this matter will not have a material adverse effect on our operating results.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our shareholders during the fourth quarter of 2005.

PART II

ITEM 5—	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange and trades under the symbol “HBP.”

At February 28, 2006, there were approximately 2,531 holders of record of our common stock. The following table sets forth the range of high and low sale prices of the common stock on the New York Stock Exchange Composite Tape during each quarter of the years ended December 31, 2005 and 2004:

	High	Low
2005
First Quarter	11.48	9.40
Second Quarter	12.00	9.63
Third Quarter	11.50	8.20
Fourth Quarter	9.76	8.25

2004
First Quarter	5.39	3.04
Second Quarter	8.75	4.90
Third Quarter	9.50	6.95
Fourth Quarter	10.52	7.51

We have never declared, nor do we anticipate at this time declaring or paying, any cash dividends on our common stock in the foreseeable future in order to make cash generated available for use in operations, debt reduction, stock repurchases and, if any, acquisitions. Provisions of our credit facility contain various covenants, which, among other things, limit our ability to incur indebtedness, incur liens, make certain types of acquisitions, declare or pay dividends or sell assets. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

See Part III, Item 12, for information on securities authorized for issuance under equity compensation plans.

ITEM 6—SELECTED CONSOLIDATED FINANCIAL DATA

The following table summarizes certain selected financial data of continuing operations of Huttig for each of the five years in the period ended December 31, 2005. The information contained in the following table may not necessarily be indicative of our past or future performance. Such historical data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto included elsewhere in this report.

	Year Ended December 31,
	2005(3)	2004	2003	2002	2001
	(In Millions, Except Per Share Data)
Income Statement Data:(1)
Net sales	$1,097.2	$938.4	$790.5	$751.3	$805.1
Cost of sales	884.7	756.4	639.5	608.7	643.5
Gross margin	212.5	182.0	151.0	142.6	161.6
Operating expenses	177.3	152.6	138.9	129.8	143.8
Depreciation and amortization	5.6	5.1	5.2	4.7	4.7
Gain on disposal of capital assets	(2.5)	(4.6)	(1.1)	(0.4)	(0.8)
Operating profit	32.1	28.9	8.0	8.8	13.9
Interest expense, net	4.6	4.6	6.5	9.4	10.0
Income (loss) from continuing operations before income taxes	27.5	23.8	2.2	(0.4)	2.2
Provision for (benefit from) income taxes	10.4	8.2	0.8	(0.2)	0.3
Net income (loss) from continuing operations	17.1	15.6	1.4	(0.2)	1.8
Per share:
Net income (loss) from continuing operations (basic)	0.85	0.80	0.07	(0.01)	0.09
Net income (loss) from continuing operations (diluted)	0.84	0.78	0.07	(0.01)	0.09

Balance Sheet Data (at end of year):
Total assets	266.8	215.0	226.0	233.5	246.3
Debt—bank, capital leases and other obligations(2)	33.2	37.5	67.8	67.9	73.6
Total shareholders' equity	114.9	91.0	72.2	68.2	79.1

(1)	Amounts have been restated to exclude operations classified as discontinued in 2004.
(2)	Debt includes both current and long-term portions of bank debt and capital leases. See Note 4 to our consolidated financial statements.
(3)	Texas Wholesale Buildings Materials, Inc. was acquired on January 11, 2005.

ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Huttig is a distributor of building materials used principally in new residential construction and in home improvement, remodeling, and repair work. We distribute our products through 46 distribution centers serving 48 states and sell primarily to building materials dealers, national buying groups, home centers and industrial users, including makers of manufactured homes.

As part of our expansion strategy and national focus, on January 11, 2005, we complete the acquisition of Texas Wholesale Building Materials of Dallas, Texas. Accordingly, the results of the Dallas branch were included in our consolidated results for 2005. In addition, we opened a new branch in Minneapolis, Minnesota in the first quarter of 2005 and a new branch in Long Island, New York in the second quarter of 2005. In the third quarter of 2004, we opened a new branch in Atlanta, Georgia.

Industry Conditions

Various factors historically have caused our results of operations to fluctuate from period to period. These factors include levels of construction, home improvement and remodeling activity, weather, prices of commodity wood products, interest rates, competitive pressures, availability of credit and other local, regional and economic conditions. Many of these factors are cyclical or seasonal in nature. We anticipate that fluctuations from period to period will continue in the future. Our first quarter and fourth quarter are generally adversely affected by winter weather patterns in the Midwest and Northeast, which typically result in seasonal decreases in levels of construction activity in these areas. Because much of our overhead and expenses remain relatively fixed throughout the year, our operating profits tend to be lower during the first and fourth quarters.

We believe we have the product offerings, warehouse and builder support facilities, personnel, systems infrastructure and financial and competitive resources necessary for continued business success. Our future revenues, costs and profitability, however, are all likely to be influenced by a number of risks and uncertainties, including those in Item 1A—RISK FACTORS.

Critical Accounting Estimates

We prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles, which require management to make estimates and assumptions. Management bases these estimates and assumptions on historical results and known trends as well as management forecasts. Actual results could differ from these estimates and assumptions.

Accounts Receivable—Trade accounts receivable consist of amounts owed for orders shipped to customers and are stated net of an allowance for doubtful accounts. Huttig’s corporate management establishes an overall credit policy for sales to customers and is responsible for all credit decisions. The reserve for bad debt is determined based on a number of factors including when customer accounts exceed 90 days past due or sooner depending on the credit strength of the customer. Our credit policies, together with monitoring of customer balances, have resulted in average bad debt expense of less than 0.1% of net sales during each of the last three years.

Inventory—Inventories are valued at the lower of cost or market. We review inventories on hand and record a provision for slow-moving and obsolete inventory based on historical and expected sales.

Valuation of Goodwill and Other Long-Lived Assets—We test the carrying value of our goodwill for impairment on an annual basis and between annual tests in certain circumstances. The carrying value of goodwill is considered impaired when the fair market value is less than the carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of goodwill. We test the carrying value of other long-lived assets, including intangible and other tangible assets, for impairment when events and circumstances warrant such review. The carrying value of long-lived assets is considered impaired when the anticipated undiscounted cash flows from such assets are less than the carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved.

Contingencies—We accrue expenses when it is probable that an asset has been impaired or a liability has been incurred and we can reasonably estimate the expense. Contingencies for which we have made accruals include environmental, product liability and other legal matters. Based on management’s assessment of the most recent information available, management currently does not expect any of these contingencies to have a material adverse effect on our financial position or cash flow. It is possible, however, that future results of operations for any particular quarter or annual period and our financial condition could be materially affected by changes in assumptions or other circumstances related to these matters. We accrue an estimate of the cost of resolution of these matters and make adjustments to the amounts accrued as circumstances change.

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

Income Taxes—We operate within multiple taxing jurisdictions and are subject to audit in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve. We regularly review our potential tax liabilities for tax years subject to audit. Changes in our tax liability occurred in 2005 and may occur in the future as our assessment changes based on the progress of tax examinations in various jurisdictions and/or changes in tax regulations. In management’s opinion, adequate provisions for income taxes have been made for all years presented.

Deferred tax assets and liabilities are recognized for the future tax benefits or liabilities attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates would be recognized in income in the period that includes the enactment date. We regularly review our deferred tax assets for recoverability and establish a valuation allowance when we believe that such assets may not be recovered, taking into consideration historical operating results, expectations of future earnings, changes in operations and the expected timing of the reversal of existing temporary differences.

Results of Operations

Fiscal 2005 Compared to Fiscal 2004

Continuing Operations

Net sales from continuing operations were $1,097.2 million in 2005, which was $158.8 million, or approximately 17%, higher than 2004. Our branch in Dallas, which we acquired in January 2005, and to a lesser extent, our new branches in Atlanta, Minneapolis, and Long Island accounted for over one-half of the net sales increase in 2005. Same branch sales increased by approximately 7% in 2005 over 2004, primarily as a result of increased volume of millwork and building products sales.

By product category, sales increased in millwork and building products compared to 2004 and remained relatively flat in wood products. Millwork sales increased 20% in 2005 to $577.4 million led by exterior and interior doors, windows and columns, which increases were partially offset by a decrease in moulding sales. Building product sales increased 22% in 2005 to $331.1 million led by connectors, decking and housewrap. Wood products remained relatively stable at $188.7 million in 2005 compared to $186.3 million in the prior year, with increased sales of engineered wood products offsetting decreased sales of other wood products.

By region, sales in the Southeast, excluding the new Dallas branch, and the West increased 23% and 9%, respectively, in 2005 as compared to 2004. Sales in the Northeast were flat and sales in the Midwest decreased 1% in 2005 as compared to 2004.

Gross margin increased approximately 17% to $212.5 million or 19.4% of sales in 2005 as compared to $182.0 million or 19.4% of sales in 2004. Gross margin as a percentage of sales in 2005 benefited from higher gross margins on exterior and interior doors, an improved product mix and higher vendor rebates, which was partially offset by lower gross margins on mouldings and lower gross margins at our new Dallas branch. The Dallas branch has a higher mix of lower margin direct sales and decreased our 2005 gross margin as a percentage of sales by .5%.

Operating expenses increased $24.7 million to approximately $177.3 million or 16.2% of sales in 2005, compared to approximately $152.6 million or 16.3% of sales in 2004. Dallas and the other new branches accounted for approximately $14.6 million of this increase. Same branch personnel expenses increased approximately $1.9 million reflecting higher wage and benefit costs, partially offset by reduced incentive compensation expense. Same branch non-personnel expenses increased approximately $7.8 million consisting of higher building and equipment rent, fuel, advertising, outside services, maintenance, travel costs, and property taxes. With the adoption of SFAS No. 123R, we estimate total stock-based compensation expense, which includes stock options and unvested stock awards to be recorded in 2006, will be approximately $2.2 million compared to $0.6 recorded in 2005.

In October 2005, the Company’s leased facility in Riviera Beach, Florida suffered significant damage as a result of Hurricane Wilma and is not expected to re-open until late summer or early fall in 2006. We recorded a $0.2 million loss in the 2005 fourth quarter due to damages to the Riviera Beach Facility and its contents. In 2006, we expect to record an additional insurance recovery on the inventory at this facility once our insurance claim is settled.

The results for the year ended December 31, 2005 included a gain on the sale of a facility of $2.5 million. In 2004, we recognized a $4.6 million gain on disposal of capital assets from the sale of facilities. In both years, we moved into larger, leased facilities.

Net interest expense was $4.6 million in 2005 and 2004. In addition, during the third quarter of 2004, we refinanced our previous credit agreement and recorded a non-cash charge of $0.5 million to write off the remaining unamortized loan fees related to this credit agreement.

Income taxes as a percentage of pre-tax income for the years ended December 31, 2005 and 2004 were approximately 38% and 34%, respectively. The 2004 effective tax rate benefited from the favorable closure of multi-year tax audits.

As a result of the foregoing factors, income from continuing operations increased to $17.1 million in 2005 from $15.6 million in 2004.

Discontinued Operations

Results from discontinued operations in the year ended December 31, 2005 reflect sales of $2.5 million by our Builder Resource one-step branches and an after-tax gain of $1.3 million on the February 1, 2005 divestiture of the remaining three one-step branches. Sales from discontinued operations in the year ended December 31, 2004 were $100.0 million, operating profit was $5.4 million, and net income was $3.3 million. Discontinued operating results in 2004 included American Pine Products, our former mouldings manufacturer, and all of the Builder Resource branches, some of which were sold later in 2004.

Fiscal 2004 Compared to Fiscal 2003

Continuing Operations

Net sales from continuing operations in 2004 were $938.4 million, which was $147.9 million, or 19%, higher than 2003. Same branch sales increased 20% in 2004 over 2003 and sales in all product categories achieved double-digit sales growth over the prior year. Millwork sales increased $58.6 million, or 14%, over the prior year to $481.5 million, with interior and exterior doors up 15% and 11%, respectively. Sales of other millwork products, primarily mouldings, columns and stairs, increased 27%. Sales of building products in 2004 increased $46.4 million, or 21%, 2003 to $270.6 million, led by increases in siding, decking and railings, fasteners and connectors, flashing, insulation, and housewrap. Wood products sales increased $42.9 million, or 30%, in 2004 to $186.3 million, with engineered wood product sales up 76%. Excluding the impact of wood and steel inflation, which contributed approximately $26.0 million to sales growth, primarily in the first nine months of 2004, sales from continuing operations increased 16% from 2003 to 2004. Increases in sales were achieved despite the impact of four hurricanes, which slowed construction in the third and fourth quarters in 2004 in the Southeast region. By the end of 2004, sales had begun rebounding in the affected regions and December sales were 30% higher than the previous year.

Gross margin increased $31.0 million, or 21%, to $182.0 million in 2004 from $151.0 million in 2003. Gross margin as a percentage of sales increased 30 basis points to 19.4% in 2004, including LIFO (last in, first out) inventory expense of $1.5 million, or 0.2%, resulting from inflation in wood and steel prices as compared to LIFO inventory income of $0.2 million in 2003. Higher commodity wood and steel prices contributed approximately $3.9 million, or 0.4%, to the total increase in 2004 gross profit margin over 2003.

Operating expenses as a percentage of sales decreased to 16.3% in 2004 compared to 17.6% in 2003. Operating expenses were $152.6 million in 2004, or $13.7 million higher than 2003. Personnel expense, which includes commissions, wages, benefits and bonuses, increased $9.2 million in 2004 over 2003, primarily associated with higher profitability and increased sales volume. Non-personnel expense increased $4.3 million, principally due to higher vehicle liability insurance reserves, outside service expenses, fuel costs, vehicle and machinery rent and maintenance, and supplies. Bad debt expense was $0.2 million higher in 2004 than 2003.

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

Income taxes as a percentage of pre-tax income were 34% and 38% for 2004 and 2003, respectively. The decrease in the rate in 2004 versus 2003 was due to closing audits of our federal and state tax returns related to the years 1999 to 2001.

Discontinued Operations

Net sales from our discontinued operations of American Pine Products and Builder Resource branches were $100.0 million in 2004, compared with $118.8 million in 2003. The decrease in sales was due to the sale of American Pine Products on August 2, 2004 and the sale of the Builder Resource branches in the Kansas City area on August 30, 2004. Operating income from our discontinued operations was $5.4 million in 2004 compared with $3.2 million in 2003. The profit improvement over 2003 came from American Pine Products, which benefited from $4.9 million in additional sales and $2.0 million of additional gross margin caused from wood price inflation in 2004. The sale of these branches approximated net book value with a recorded gain on sale of these branches of less than $0.1 million.

Liquidity and Capital Resources

We depend on cash flow from operations and funds available under our revolving credit facility to finance seasonal working capital needs, capital expenditures and any acquisitions that we may undertake. Our working capital requirements are generally greatest in the second and third quarters, which reflect the seasonal nature of our business. The second and third quarters are also typically our strongest operating quarters, largely due to more favorable weather throughout many of our markets compared to the first and fourth quarters. We typically generate cash from working capital reductions in the fourth quarter of the year and build working capital during the first quarter in preparation for our second and third quarters. We also maintain significant inventories to meet rapid delivery requirements of our customers and to enable us to obtain favorable pricing, delivery and service terms with our suppliers. At December 31, 2005 and 2004, inventories constituted approximately 37% and 35% of our total assets, respectively. We also closely monitor operating expenses and inventory levels during seasonally affected periods and, to the extent possible, manage variable operating costs to minimize seasonal effects on our profitability.

Operations. Cash provided from operating activities from continuing operations increased by $10.3 million to $15.8 million for the year ended December 31, 2005, from $5.5 million in 2004. The increase in cash provided by operating activities primarily reflects improved working capital as a percentage of sales compared to the year ended December 31, 2004. Accounts receivable increased by $9.9 million during 2005 compared to an increase of $11.9 million a year ago. Days sales outstanding improved slightly by 0.3 days to 29.4 days at December 31, 2005 from 29.7 days at December 31, 2004 based on annualized fourth quarter sales for the respective periods. Inventory increased during 2005 by $17.2 million compared to an increase of $7.9 million in 2004. The increase in inventory over 2004 was primarily to support higher sales volume as well as our new and expanded branches. Our inventory turns decreased to 8.0 turns in 2005 from 8.6 turns in 2004. Accounts payable increased by $24.6 million during 2005 compared to a $0.9 million decrease in the year ago period.

Cash used in discontinued operations during 2005 was $1.0 million compared to $0.4 million used by discontinued operations in 2004.

Investing. Cash used in investing activities of $7.9 million for 2005 reflects $15.0 million used for the acquisition of Texas Wholesale, and $6.5 million of capital expenditures for normal, continuing operating activities. The uses of cash in investing activities were partially offset by $10.8 million of proceeds from the disposition of our remaining Builder Resource locations in Alabama, Tennessee, and Kansas, $2.4 million of proceeds from the sale of our Manchester, New Hampshire facility and $0.4 million of proceeds from the sale of various other equipment. Cash provided by investing activities for 2004 reflects $20.7 million in proceeds from the disposition of American Pine Products and our Builder Resource locations in the Kansas City area and Baltimore and $6.2 million of proceeds from the sale of three facilities partially offset by cash used of $3.1 million for normal capital expenditures for continuing operating activities.

As of December 31, 2005, the Company has invested approximately $5.0 million in a new enterprise resource planning system, of which, approximately $3.7 million is related to software and consulting services financed directly by our vendor and considered non-cash financing. The balance of approximately $1.3 million relates primarily to internal costs capitalized in developing this system.

Financing. Cash used in financing activities of $7.4 million for 2005 reflects $9.0 million of net payments on our term and revolving credit facilities and $1.4 million of payments for our capital lease obligations and other obligations, which were partially offset by $3.0 million of proceeds received from the exercise of stock options. Cash used in financing activities of $32.0 million for 2004 reflects $28.7 million of net payments on our term and revolving credit facilities, $1.5 million of payments for our capital lease obligations, and $1.8 million for debt issuance costs for our new credit agreement.

We have a credit agreement, which expires in September 2009, which provides for a term loan of $30 million and a revolving credit facility of up to $130 million. The revolving credit facility may be increased, subject to certain conditions, including bank approval, to a maximum availability of $180 million. As of December 31, 2005, we had revolving credit borrowings of $1.1 million, at a weighted average interest rate of 7.50% and $24.6 million outstanding on the term loan under the credit agreement. The interest rate in the credit agreement on the term loan is variable. However, we have an interest rate swap agreement, which will expire in September 2009, which mirrors the term loan and provides a fixed rate of interest of 3.76% plus an applicable borrowing spread of between 100 and 200 basis points above LIBOR, depending on the ratio of senior debt to earnings before interest, taxes, depreciation and amortization, as defined (EBITDA) at the end of each quarter. This interest rate swap is used to hedge interest rate risks related to our variable rate term loan and is accounted for as a cash flow hedge. As of December 31, 2005, the effective interest rate on the term loan was 5.51%.

Compliance with the loan covenant in the credit agreement that is based on the amount of senior debt outstanding limits the amount available under our revolving credit facility. At December 31, 2005, we had approximately $74.5 million of credit available under the revolving credit facility, in addition to the amount outstanding, based on the senior debt to EBITDA covenant.

The term loan provides for quarterly principal payments of approximately $1.1 million. Subject to certain exceptions, we are required to repay amounts outstanding under the credit agreement from the cash proceeds of asset dispositions, debt or equity securities issuances and insurance claims related to real estate. We must also pay a commitment fee in the range of 0.25% to 0.40% per annum on the average daily-unused amount of the revolving credit commitment. The entire unpaid balance under the credit agreement is due and payable on September 23, 2009, the maturity date of the credit agreement.

The credit agreement contains financial covenants, including a minimum fixed charge coverage ratio, a maximum senior debt to EBITDA ratio, a minimum asset coverage ratio, and minimum tangible net worth. The credit agreement also contains restrictive covenants pertaining to the management and operations of Huttig and its subsidiaries. The covenants include, among others, limitations on indebtedness, guarantees, letters of credit, liens, investments, dividends, acquisitions and asset sales. At December 31, 2005, we are in compliance with the credit agreement covenants.

The credit agreement is guaranteed by each of the Company’s operating subsidiaries, and is secured by (i) a pledge to the administrative agent of the capital stock of Huttig’s subsidiaries, and (ii) the grant of security interests and liens on substantially all of the consolidated assets of Huttig and our subsidiaries, excluding, among other things, certain specified real estate assets.

At December 31, 2005, we had letters of credit outstanding under the credit agreement totaling $7.6 million, primarily for health and workers’ compensation insurance.

We believe that cash generated from our operations and funds available under our credit facility will provide sufficient funds to meet our currently anticipated short-term and long-term liquidity and capital expenditure requirements.

Off-Balance Sheet Arrangements

In addition to funds available from operating cash flows and our bank credit facility as described above, we use operating leases as a principal off balance sheet technique. Operating leases are employed as an alternative to purchasing certain property, plant and equipment. Future rental commitments, extending through the year 2020, under all non-cancelable operating leases in effect at December 31, 2005 total $92.8 million.

Divestitures

During 2005, we sold our remaining Builder Resource one-step branches, including certain assets of those branches, including accounts receivable, inventory, equipment and real property, for $10.8 million in cash and reported an after-tax gain of $1.3 million. The after-tax gain is included in net income from discontinued operations for the year ended December 31, 2005. We used the proceeds of the sale to pay down debt and trade payables. We reported these branches as discontinued operations and related assets were classified as held for sale effective December 31, 2004.

Acquisition

During the first quarter of 2005, we, through our wholly owned subsidiary, Huttig Texas Limited Partnership, completed the purchase of substantially all of the assets of Texas Wholesale Building Materials for $15.0 million in cash, $2.2 million in guaranteed payments to the former majority owner and the assumption of certain liabilities. The source of funds for the acquisition was our existing credit facility.

Commitments and Contingencies

The table below summarizes our contractual obligations as of December 31, 2005:

		Payments Due by Period
	Total	2006	2007- 2008	2009- 2010	Beyond 2010
Long-term debt, including current portion(1)	$31.7	$8.6	$9.9	$13.0	$0.2
Capital lease obligations	1.5	1.1	0.4	—	—
Operating lease obligations	92.8	17.2	27.1	19.1	29.4
Guaranteed payments(4)	2.3	.4	.8	.7	.4
Purchase obligations(2)	45.0	45.0	—
Capital equipment(3)	0.9	0.9	—	—	—

Total	$174.2	$73.2	$38.2	$32.8	$30.0

(1)	Amounts represent the expected cash payments on our long-term debt and do not include any fair value adjustments. The estimated fair value of our long-term debt approximates book value because interest rates on nearly all of the outstanding borrowings are reset every 30 to 90 days.
(2)	On August 2, 2004, we sold to Woodgrain Millwork, Inc. substantially all of the assets, but excluding the land, buildings and building improvements, of American Pine Products, a mouldings manufacturing facility in Prineville, Oregon. We also entered into a non-exclusive supply agreement with Woodgrain under which we have agreed to purchase mouldings, doors, windows, door frames and other millwork products from Woodgrain for a period of five years at market prices. For 2006, we agreed to purchase a minimum of $45 million of products. Thereafter, the supply agreement requires that we purchase a certain minimum unit volume of certain products from Woodgrain and that Woodgrain sell such products at competitive market prices. The minimum volume requirements represent less than half of our current overall requirements for such products. If Woodgrain is unable to meet our needs, we believe such products are readily available from other suppliers. If we do not meet the minimum purchase requirements in 2006, we will have to pay a penalty of up to $375,000.
(3)	In addition to the amounts listed, at December 31, 2005, we had committed to lease 46 new semi-tractors. Upon delivery of a semi-tractor, we generally enter into an operating lease commitment for these semi-tractors with terms of up to 7 years and generally lease the semi-tractors under full-service leases. We expect the annual commitment for all 46 of these semi-tractors to be approximately $0.8 million for 7 years after the last semi-tractor is received.
(4)	Amounts represent guaranteed payments related to the acquisition of Texas Wholesale Building Materials, Inc. on January 11, 2005.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 123R, “Share-Based Payments” (“SFAS No. 123R”), a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), which requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in their consolidated financial statements. The provisions of SFAS No. 123R are effective for the first annual reporting period that begins after June 15, 2005. We have adopted this standard effective January 1, 2006 and elected the modified-prospective transition method. Under the modified-prospective transition method, awards that are granted, modified, repurchased or canceled after the date of adoption should be measured and accounted for in accordance with SFAS No. 123R. Stock-based awards that are granted prior to the effective date should continue to be accounted for in accordance with SFAS No. 123, except that stock option expense for unvested options must be recognized in the statement of operations. We believe the adoption of SFAS No. 123R will increase our operating expenses by approximately $0.8 million, or $0.02 per diluted share, for 2006. This estimate may materially change because it will depend on, among other things, levels of share-based payments granted, the market value of our common stock as well as assumptions regarding a number of complex variables. These variables include, but are not limited to, our stock price, volatility and employee stock option exercise behaviors and the related tax impact. Had we adopted SFAS No. 123R in prior periods, we believe the impact of that standard would have approximated the impact of SFAS No. 123 as described in the “Accounting for Stock-Based Compensation” disclosure of pro forma net income and earnings per share in Note 1 of our consolidated financial statements included elsewhere in this report.

Cautionary Statement Relevant to Forward-looking Information for the Purpose of “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

This Annual Report on Form 10-K and our annual report to shareholders contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements regarding:

•	our belief that cash generated from operations and funds available under our credit facility will be sufficient to meet our future liquidity needs;

•	our belief that we have the product offerings, warehouse and builder support facilities, personnel, systems infrastructure and financial and competitive resources necessary for continued business success;

•	our expectation about the effect of the adoption of SFAS No. 123R on our future results;

•	our expectation that known contingencies, including risks relating to environmental and legal proceedings, will not have a material effect on our financial condition, or cash flow;

•	the future impact of competition, our ability to maintain favorable terms with our suppliers and transition to alternative suppliers of building products, and the effects of slower economic activity on our results of operations;

•	our liquidity and exposure to market risk;

•	our expectation of an additional insurance recovery in 2006 on the inventory at our Riviera Beach facility;

•	our estimate of future stock-based compensation expense; and

•	cyclical and seasonal trends.

The words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “believe,” “estimate,” “project” or similar expressions identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

These statements present management’s expectations, beliefs, plans and objectives regarding our future business and financial performance. These forward-looking statements are based on current projections, estimates, assumptions and judgments, and involve known and unknown risks and uncertainties. We disclaim any obligation to publicly update or revise any of these forward-looking statements. There are a number of factors that could cause our actual results to differ materially from those expressed or implied in the forward-looking statements. These factors include, but are not limited to those set forth under Item 1A-Risk Factors.

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have exposure to market risk as it relates to effects of changes in interest rates. We had debt outstanding at December 31, 2005 under our revolving credit facility of $1.1 million and a term loan of $24.6 million.

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

All of our debt under our revolving credit facility accrues interest at a floating rate basis of between 100 and 200 basis points above LIBOR. If market interest rates for LIBOR had been different by an average of 1% for the year ended December 31, 2005, our interest expense and income before taxes would have changed by $0.4 million. These amounts are determined by considering the impact of the hypothetical interest rates on our borrowing cost. This analysis does not consider the effects of any change in the overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management may take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our financial structure.

We are subject to periodic fluctuations in the price of wood and steel commodities. Profitability is influenced by these changes as prices change between the time we buy and sell the wood or steel. In addition, to the extent changes in interest rates affect the housing and remodeling market, we would be affected by such changes.

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Huttig Building Products, Inc.:

We have audited the accompanying consolidated balance sheets of Huttig Building Products, Inc. and subsidiaries (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Huttig Building Products, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2005 in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 8, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

St. Louis, Missouri

March 8, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of Huttig Building Products, Inc.:

We have audited the consolidated statements of income, stockholders’ equity and cash flows for the year ended December 31, 2003 of Huttig Building Products, Inc. and its subsidiaries (the “Company”). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Huttig Building Products, Inc. and subsidiaries for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

St. Louis, Missouri

February 13, 2004

(March	14, 2005 as to Note 11)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Huttig Building Products, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting that Huttig Building Products, Inc. (the Company) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Huttig Building Products, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, Huttig Building Products, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Huttig Building Products, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2005, and our report dated March 8, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG, LLP

St. Louis, Missouri

March 8, 2006

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions, Except Per Share Data)

	Year Ended December 31,
	2005	2004	2003
Net sales	$1,097.2	$938.4	$790.5
Cost of sales	884.7	756.4	639.5

Gross margin	212.5	182.0	151.0

Operating expenses	177.3	152.6	138.9
Depreciation and amortization	5.6	5.1	5.2
Gain on disposal of capital assets	(2.5)	(4.6)	(1.1)

Operating profit	32.1	28.9	8.0

Other expense:
Interest expense, net	(4.6)	(4.6)	(6.5)
Write-off of unamortized loan fees	—	(0.5)	—
Unrealized gain on derivatives	—	—	0.7

Total other expense, net	(4.6)	(5.1)	(5.8)

Income from continuing operations before income taxes	27.5	23.8	2.2

Provision for income taxes	10.4	8.2	0.8

Income from continuing operations	17.1	15.6	1.4

Income from discontinued operations, net of taxes	1.3	3.3	2.0

Net Income	$18.4	$18.9	$3.4

Net Income from Continuing Operations Per Share—Basic	$0.85	$0.80	$0.07
Net Income from Discontinued Operations Per Share—Basic	0.07	0.17	0.10

Net Income Per Share—Basic	$0.92	$0.97	$0.17

Net Income from Continuing Operations Per Share—Diluted	$0.84	$0.78	$0.07
Net Income from Discontinued Operations Per Share—Diluted	0.06	0.17	0.10

Net Income Per Share—Diluted	$0.90	$0.95	$0.17

see notes to consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Millions)

	Year Ended December 31,
	2005	2004
ASSETS
CURRENT ASSETS:
Cash and equivalents	$1.4	$1.9
Trade accounts receivable, net	85.3	73.1
Inventories	99.7	74.2
Assets held for sale	—	7.9
Other current assets	15.7	7.8

Total current assets	202.1	164.9

PROPERTY, PLANT AND EQUIPMENT:
Land	5.8	5.8
Buildings and improvements	31.6	29.2
Machinery and equipment	33.8	26.3

Gross property, plant and equipment	71.2	61.3
Less accumulated depreciation	34.8	31.0

Property, plant and equipment, net	36.4	30.3

OTHER ASSETS:
Goodwill, net	19.1	13.6
Other	7.9	4.1
Deferred income taxes	1.3	2.1

Total other assets	28.3	19.8

TOTAL ASSETS	$266.8	$215.0

see notes to consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Millions, Except Share and Per Share Data)

	Year Ended December 31,
	2005	2004
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$9.7	$5.5
Trade accounts payable	88.5	58.9
Deferred income taxes	5.1	4.9
Accrued compensation	9.8	12.0
Other accrued liabilities	11.3	8.8

Total current liabilities	124.4	90.1

NON-CURRENT LIABILITIES:
Long-term debt, less current maturities	23.5	32.0
Other non-current liabilities	4.0	1.9

Total non-current liabilities	27.5	33.9

SHAREHOLDERS’ EQUITY:
Preferred shares; $.01 par (5,000,000 shares authorized)	—	—
Common shares; $.01 par (50,000,000 shares authorized; at December 31, 2005 and 2004—20,896,145 shares issued)	0.2	0.2
Additional paid-in capital	35.2	33.4
Retained earnings	83.7	65.3
Unearned compensation—restricted stock	(0.7)	—
Accumulated other comprehensive income (loss)	0.4	(0.2)
Less: Treasury shares, at cost (728,319 shares at December 31, 2005 and 1,452,444 shares at December 31, 2004)	(3.9)	(7.7)

Total shareholders’ equity	114.9	91.0

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$266.8	$215.0

see notes to consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In Millions)

	Common Shares Outstanding, at Par Value	Additional Paid-In Capital	Retained Earnings	Unearned Compensation— Restricted Stock	Other Comprehensive Income (Loss)	Treasury Shares, at Cost	Total Shareholders’ Equity
Balance at January 1, 2003	$0.2	$33.5	$43.0	$(0.4)	$(0.6)	$(7.5)	$68.2
Net income			3.4				3.4
Fair market value adjustment of derivatives, net of tax			—		0.6		0.6

Comprehensive income			3.4		0.6		4.0
Restricted stock issued, net of forfeitures and amortization expense		(0.1)		0.3		(0.2)	—

Balance at December 31, 2003	0.2	33.4	46.4	(0.1)	—	(7.7)	72.2
Net income			18.9				18.9
Fair market value adjustment of derivatives, net of tax			—		(0.2)		(0.2)

Comprehensive income (loss)			18.9		(0.2)		18.7
Amortization expense of restricted stock issued				0.1			0.1

Balance at December 31, 2004	0.2	33.4	65.3	—	(0.2)	(7.7)	91.0
Net income			18.4				18.4
Fair market value adjustment of derivatives, net of tax benefit			—		0.6		0.6

Comprehensive income			18.4		0.6		19.0
Restricted stock issued, net of forfeitures		0.5		(1.0)		0.5	—
Amoritization expense				0.3			0.3
Stock options exercised, net of tax benefit		1.3				3.3	4.6

Balance at December 31, 2005	$0.2	$35.2	$83.7	$(0.7)	$0.4	$(3.9)	$114.6

see notes to consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

	Year Ended December 31,
	2005	2004	2003
Cash Flows From Operating Activities:
Net income	$18.4	$18.9	$3.4
Adjustments to reconcile net income to cash used in operations:
Net income from discontinued operations	(1.3)	(3.3)	(2.0)
Depreciation and amortization	6.0	5.7	6.0
Write-off of unamortized loan fees	—	0.5	—
Gain on disposal of capital assets	(2.5)	(4.6)	(1.1)
Deferred income taxes	0.3	3.8	(0.2)
Unrealized gain on derivatives, net	—	—	(0.7)
Accrued post-retirement benefits	(0.1)	(0.2)	(0.3)
Changes in operating assets and liabilities:
Trade accounts receivable	(9.9)	(11.9)	(5.0)
Inventories	(17.2)	(7.9)	3.5
Trade accounts payable	24.6	(0.9)	(1.4)
Other	(2.5)	5.4	9.6

Net cash provided from operating activities of continuing operations	15.8	5.5	11.8
Net cash used in operating activities of discontinued operations	(1.0)	(0.4)	(7.4)

Total cash provided from operating activities	14.8	5.1	4.4

Cash Flows From Investing Activities:
Capital expenditures for continuing operations	(6.5)	(3.1)	(1.7)
Capital expenditures for discontinued operations	—	—	(1.0)
Acquisition of Texas operations	(15.0)	—	—
Proceeds from disposition of capital assets	2.8	6.2	1.7
Proceeds from disposition of discontinued operations	10.8	20.7	—

Total cash provided from (used in) investing activities	(7.9)	23.8	(1.0)

Cash Flows From Financing Activities:
Payments of debt on term and revolving debt agreements	(368.8)	(744.7)	(947.6)
Borrowings of debt on term and revolving debt agreements	359.8	716.0	946.1
Repayment of capital lease and other obligations	(1.4)	(1.5)	(1.3)
Debt issuance costs	—	(1.8)	—
Proceeds from sale-leaseback of equipment	—	—	1.0
Proceeds from exercise of stock options	3.0	—	—

Total cash used in financing activities	(7.4)	(32.0)	(1.8)

Net Increase (Decrease) in Cash and Equivalents	(0.5)	(3.1)	1.6
Cash and Equivalents, Beginning of Period	1.9	5.0	3.4

Cash and Equivalents, End of Period	$1.4	$1.9	$5.0

Supplemental Disclosure of Cash Flow Information:
Interest paid	$4.2	$4.1	$5.8
Income taxes paid (received)	$7.3	$2.6	$(2.1)
Non-cash financing activities:
Restricted stock issued in connection with compensation plans, net of forfeitures	$0.9	$—	$(0.3)
Equipment acquired with capital lease obligations	$—	$—	$2.7
Assets acquired with debt obligations	$8.4	$—	$—

see notes to consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(In Millions, Except Share and Per Share Data)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES

Organization—Huttig Building Products, Inc. and subsidiaries (the “Company” or “Huttig”) is a distributor of building materials used principally in new residential construction and in home improvement, remodeling and repair work. Huttig’s products are distributed through 46 distribution centers serving 48 states and are sold primarily to building materials dealers, national buying groups, home centers and industrial users including makers of manufactured homes.

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

LIFO Inventories—Inventories are valued at the lower of cost or market. The Company’s entire inventory is comprised of finished goods. Approximately 83% of inventories were determined by using the LIFO (last-in, first-out) method of inventory valuation as of December 31, 2005 and 90% as of December 31, 2004. The LIFO percentage in 2005 decreased due to the acquisition of the Dallas branch in 2005, which utilizes the average cost method. The balance of all other inventories is determined by the average cost method, which approximates costs on a FIFO (first-in, first-out) method. The replacement cost would be higher than the LIFO valuation by $8.9 million in 2005 and $9.2 million in 2004.

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

Goodwill—The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, Under SFAS No. 142, goodwill is no longer amortized but is reviewed for impairment annually, or more frequently if certain indicators arise. In addition, the statement requires reassessment of the useful lives of previously recognized intangible assets. See Note 2, “Goodwill” for additional information.

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

Shipping—Costs associated with shipping products to the Company’s customers are charged to operating expense. Shipping costs were $37.6 million, $31.8 million and $27.1 million in 2005, 2004 and 2003, respectively.

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

Accounting For Stock-Based Compensation—The Company currently accounts for its stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. At the time of grant, all options issued under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. During 2005, the Company recorded $0.3 million of non-cash compensation expense due to the early vesting and extension of the exercise period of previously granted options in connection with a severance agreement and additional non-cash compensation expense on unvested restricted stock of $0.2 million. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

Had the compensation cost for these plans been determined according to SFAS No. 123, the Company’s net income and earnings per share would have been the following pro forma amounts for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003
	(Millions of dollars, except per share amount)
Net income, as reported	$18.4	$18.9	$3.4
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	0.4	—	0.1
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(0.8)	(0.3)	(0.2)

Net income, pro forma	$18.0	$18.6	$3.3

Basic income per share:
As reported	$0.92	$0.97	$0.17
Pro forma	$0.90	$0.94	$0.17
Diluted income per share:
As reported	$0.90	$0.95	$0.17
Pro forma	$0.88	$0.92	$0.17

Pro forma disclosures are not likely to be representative of the effects on reported net income for future years.

For purposes of the pro forma disclosure, the fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2005	2004	2003
Assumptions:
Volatility	50%	52%	50%
Risk-free interest rate	4.1%	3.4%	2.8%
Dividend yield	0%	0%	0%
Expected life of options (years)	6	5	5
Weighted average fair value of options granted	$5.18	$3.49	$1.15

Concentration of Credit Risk—The Company is engaged in the distribution of building materials throughout the United States. The Company grants credit to customers, substantially all of whom are dependent upon the construction sector. The Company continuously evaluates its customers’ financial condition but does not generally require collateral. The concentration of credit risk with respect to trade accounts receivable is limited due to the Company’s large customer base located throughout the United States. The Company maintains an allowance for doubtful accounts based upon the expected collectibility of its accounts receivable.

Accounting for Derivative Instruments and Hedging Activities—The Company has adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133, and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, which established accounting and reporting standards for derivative instruments, including certain derivative instruments used for hedging activities. All derivative instruments, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income (“OCI”) and are recognized in the statement of income when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. If the derivative is not designated as a hedge for accounting purposes, changes in fair value are immediately recognized in earnings.

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

At December 31, 2005, assets included the fair value of the swap of $0.6 million and shareholders’ equity includes $0.4 million net of tax, which was recorded as other comprehensive income. Fair value was determined by using discounted cash flows based on estimated forward 90-day LIBOR rates through the date of maturity, September 2009, of the swap.

Reclassifications—Certain prior year amounts have been reclassified to conform to the current year presentation.

New Accounting Pronouncements—In December 2004, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 123R, “Share-Based Payments” (“SFAS No. 123R”), a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), which requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in their consolidated financial statements. The provisions of SFAS No. 123R are effective for the first annual reporting period that begins after June 15, 2005. We have adopted this standard effective January 1, 2006 and elected the modified-prospective transition method. Under the modified-prospective transition method, awards that are granted, modified, repurchased or canceled after the date of adoption should be measured and accounted for in accordance with SFAS No. 123R. Stock-based awards that are granted prior to the effective date should continue to be accounted for in accordance with SFAS No. 123, except that stock option expense for unvested options must be recognized in the statement of operations. Had we adopted SFAS No. 123R in prior periods, we believe the impact of that standard would have approximated the impact of SFAS No. 123 as described in the “Accounting for Stock-Based Compensation” disclosure of pro forma net income and earnings per share above in this Note 1 to our consolidated financial statements.

2.    GOODWILL

The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill is no longer amortized but is reviewed for impairment annually, or more frequently if certain indicators arise. In addition, the statement requires reassessment of the useful lives of previously recognized intangible assets.

SFAS No. 142 prescribes a two-step process for impairment testing of goodwill. As of December 31, 2005, the Company has one reporting unit due to the sale of the other two reporting units during 2004 (see Note 11—Discontinued Operations). With the adoption of SFAS No. 142, the Company ceased amortization of goodwill as of January 1, 2002. During the fourth quarter each of 2004 and 2005, the Company performed the annual test for impairment of the Company’s reporting units and there was no impairment of goodwill.

3.    ALLOWANCES FOR DOUBTFUL ACCOUNTS

The allowance for doubtful trade accounts receivable as of December 31, 2005, 2004 and 2003 consists of the following (in millions):

	2005	2004	2003
Balance at beginning of year	$0.8	$0.6	$1.4
Provision charged to expense	0.2	0.9	0.4
Write-offs, less recoveries	(0.1)	(0.7)	(1.2)

Balance at end of year	$0.9	$0.8	$0.6

4.    LONG-TERM DEBT

Debt as of December 31, 2005 and 2004 consisted of the following (in millions):

	2005	2004
Revolving credit facility	$1.1	$5.9
Term loan	24.6	28.9
Capital lease and other obligations	7.5	2.7

Total debt	33.2	37.5
Less current portion	9.7	5.5

Long-term debt	$23.5	$32.0

Credit Agreement—The Company has a credit agreement, which expires in September 2009, which provides for a term loan facility of $30 million and a revolving credit facility of up to $130 million. The revolving credit facility may be increased, subject to certain conditions, including bank approval, to a maximum availability of $180 million. As of December 31, 2005, the Company had revolving credit borrowings of $1.1 million, at a weighted average interest rate of 7.5%, and $24.6 million outstanding on the term loan under the credit agreement. The interest rate in the credit agreement on the term loan is variable. However, the Company has an interest rate swap agreement, which will expire in September 2009, which mirrors the term loan facility and provides a fixed rate of interest of 3.76% plus an applicable borrowing spread of between 100 and 200 basis points above LIBOR depending on the ratio of senior debt to earnings before interest, taxes, depreciation and amortization, as defined (EBITDA) at the end of each quarter. This interest rate swap is used to hedge interest rate risks related to the Company’s variable rate term loan and is accounted for as a cash flow hedge. As of December 31, 2005, the effective interest rate on the term loan was 5.51%.

Compliance with the loan covenant in the credit agreement that is based on the amount of senior debt outstanding limits the amount available to the Company under its revolving credit facility. At December 31, 2005, the Company had approximately $74.5 million of credit available under its revolving credit facility in addition to the amount outstanding, based on the senior debt to EBITDA covenant.

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

The credit agreement contains financial covenants, including a minimum fixed charge coverage ratio, a maximum senior debt to EBITDA ratio, a minimum asset coverage ratio, and minimum tangible net worth. The credit agreement also contains restrictive covenants pertaining to the management and operations of Huttig and its subsidiaries. The covenants include, among others, limitations on indebtedness, guarantees, letters of credit, liens, investments, dividends, acquisitions, and asset sales. At December 31, 2005, the Company is in compliance with the debt covenants.

The credit agreement is guaranteed by each of the Company’s operating subsidiaries, and is secured by (i) a pledge to the administrative agent of the capital stock of Huttig’s subsidiaries, and (ii) the grant of security interests and liens on substantially all of the consolidated assets of Huttig and our subsidiaries, excluding, among other things, certain specified real estate assets.

At December 31, 2005, the Company had letters of credit outstanding under the credit agreement totaling $7.6 million, primarily for health and workers’ compensation insurance.

Maturities—At December 31, 2005, the aggregate scheduled maturities of debt are as follows (in millions):

2006	$9.7
2007	6.0
2008	4.3
2009	12.9
2010	0.1
Thereafter	0.2

Total	$33.2

The estimated fair value of the Company’s debt approximates book value since the interest rates on nearly all of the outstanding borrowings are frequently adjusted.

5.    PREFERRED SHARE PURCHASE RIGHTS

In December 1999, the Company adopted a Shareholder Rights Plan. The Company distributed one preferred share purchase right for each outstanding share of common stock at December 16, 1999. The preferred rights were not exercisable when granted and may only become exercisable under certain circumstances involving actual or potential acquisitions of the Company’s common stock by a person or affiliated persons. Depending upon the circumstances, if the rights become exercisable, the holder may be entitled to purchase shares of the Company’s Series A Junior Participating Preferred Stock. Preferred shares purchasable upon exercise of the rights will not be redeemable. Each preferred share will be entitled to preferential rights regarding dividend and liquidation payments, voting power, and, in the event of any merger, consolidation or other transaction in which common shares are exchanged, preferential exchange rate. The rights will remain in existence until December 6, 2009 unless they are earlier terminated, exercised or redeemed. The Company has authorized 5 million shares of $0.01 par value preferred stock of which 250,000 shares have been designated as Series A Junior Participating Preferred Stock.

6.    COMMITMENTS AND CONTINGENCIES

The Company leases with various third parties certain of its vehicles, equipment and warehouse and manufacturing facilities under capital and non-cancelable operating leases with various terms. Certain leases contain renewal or purchase options. Future minimum payments, by year, and in the aggregate, under these leases with initial or remaining terms of one year or more consisted of the following at December 31, 2005 (in millions):

	Capital Leases	Non-cancelable Operating Leases	Minimum Sublease Income	Net
2006	$1.1	$17.2	$(0.8)	$17.5
2007	0.4	14.7	(0.4)	14.7
2008	—	12.4	(0.2)	12.2
2009	—	10.4	(0.1)	10.3
2010	—	8.7	(0.1)	8.6
Thereafter	—	29.4	(0.1)	29.3

Total minimum lease payments	1.5	$92.8	$(1.7)	$92.6

Amount representing interest	(0.1)

Present value of minimum lease payments	$1.4

The weighted average interest rate for capital leases is 10.3%. Operating lease obligations expire in varying amounts through 2020. Rental expense for all operating leases was $23.2 million, $18.5 million and $16.6 million in 2005, 2004 and 2003, respectively.

The cost of assets capitalized under leases is as follows at December 31, 2005 and 2004 (in millions):

	2005	2004
Land, buildings and improvements	$7.2	$7.5
Less accumulated depreciation	5.2	4.3

Cost of leased assets—net	$2.0	$3.2

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

In 1995, Huttig was identified as a potentially responsible party in connection with the clean up of contamination at a formerly owned property in Montana that was used for the manufacture of wood windows. Huttig is voluntarily remediating this property under the oversight of and in cooperation with the Montana Department of Environmental Quality (“MDEQ”), and is complying with a 1995 unilateral administrative order of the MDEQ to complete a remedial investigation and feasibility study. The remedial investigation was completed and approved in 1998 by the MDEQ, which has issued its final risk assessment of this property. In March 2003, the MDEQ approved Huttig’s work plan for conducting a feasibility study to evaluate alternatives for cleanup. In July 2004, Huttig submitted the feasibility study report, which evaluated several potential remedies, including continuation and enhancement of remedial measures already in place and operating. Huttig also submitted plans for testing new technologies that could effectively remediate the site. The MDEQ will comment on the feasibility study report and its recommended remedy, and then will select a final remedy, publish a record of decision and negotiate with

Huttig for an administrative order of consent on the implementation of the final remedy. Based on experience to date in remediating this site, the Company believes that the scope of remediation that the MDEQ ultimately determines will not have a material adverse effect on its results of operations or financial condition. The Company spent less than $0.3 million and $0.2 million on remediation costs at this site in both the years ended December 31, 2005 and 2004, respectively. The annual level of future remediation expenditures is difficult to estimate because of the uncertainty relating to the final remedy to be selected by the MDEQ. As of December 31, 2005, the Company has accrued $0.6 million for future costs of remediating this site. Until the MDEQ selects a final remedy, however, management can give no assurance as to the scope or cost to Huttig of the final remediation order.

In June 2004, as part of the due diligence conducted by a party interested in acquiring the American Pine Products facility in Prineville, Oregon, a previously unknown release of petroleum hydrocarbons and pentachlorophenol, or PCP, was discovered in soil and groundwater at the facility. Based on the initial investigation, the Company believes that the source of the contamination was a former wood-dipping operation on the property that was discontinued approximately 20 years ago, prior to Huttig acquiring the facility. The Company has voluntarily reported this discovery to the Oregon Department of Environmental Quality (“ODEQ”) and has agreed to participate in the ODEQ’s voluntary cleanup program. Pursuant to this program, the Company has begun to remediate the property by product recovery under the oversight of the ODEQ. The Company has substantially completed its investigation of the scope of contamination and has submitted a preliminary report describing that scope to the ODEQ. The Company has placed previous owners of the facility on notice of the related claim against them and continues to review whether it can recover its costs from other possible responsible parties. The Company spent less than $0.2 million on remediation costs at this site in the year ended December 31, 2005. As of December 31, 2005, the Company has accrued approximately $0.2 million for future costs of remediating this site. Until the ODEQ selects a final remedy, however, management can give no assurance as to the scope or cost to Huttig of the final remediation order.

The Company and a former-employee driver have both been named as defendants in a wrongful death suit entitled Bank of Tampa (Estate of Jerome Parker) v. Huttig Building Products, Inc. and Noel Medina, Civil Action No. 8:05-CV-368, filed on or about January 28, 2005. The Plaintiff alleges liability for damages arising out of an accident that occurred on January 8, 2004 in Tampa, Florida. The case was filed in the Federal District Court, District of Florida, Middle District, Tampa Division. Defendants have denied liability for the claim. In February 2006, the parties entered into a settlement of this lawsuit. The settlement will be final upon approvals of the Hillsborough County Circuit Court, Probate Division, and the U.S. Department of Labor, Workers’ Compensation Programs. If approved, the settlement of this matter will not have a material adverse effect on our operating results.

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

7.    EMPLOYEE BENEFIT PLANS

Defined Benefit Plans—The Company participates in several multi-employer pension plans that provide benefits to certain employees under collective bargaining agreements. Total contributions to these plans were $0.6 million, $0.6 million, and $0.5 million in 2005, 2004 and 2003, respectively.

Defined Contribution Plans—The Company sponsors a qualified defined contribution plan covering substantially all its employees. The plan provides for Company matching contributions based upon a percentage of the employee’s voluntary contributions. The Company’s matching contributions were $1.2 million for the year ended December 2005 and $1.4 million for each of the years ended December 31, 2004 and 2003.

The Company has established a nonqualified deferred compensation plan to allow for the deferral of employee voluntary contributions that are limited under the Company’s existing qualified defined contribution plan. The plan provides for deferral of up to 50% of an employee’s total compensation and matching contributions based upon a percentage of the employee’s voluntary contributions. The Company’s matching contributions were $0.1 million, $0.2 million and $0.1 million to this plan in 2005, 2004 and 2003, respectively.

8.    STOCK AND INCENTIVE COMPENSATION PLANS

1999 Stock Incentive Plan

The Company’s 1999 Stock Incentive Plan (the “1999 Plan”) allowed the Company to grant awards to key employees, including restricted stock awards, stock options and stock appreciation rights, subject primarily to the requirement of continuing employment. Upon adoption of the 2005 Executive Incentive Compensation Plan as described below, no further awards may be made under the 1999 Plan. Stock options issued under the 1999 Plan by the Company become exercisable for up to 50% of the shares one year after grant, 75% two years after grant, and 100% three years after grant, and expire ten years from the date of grant. The exercise price of stock options is the fair market value of the common stock at the date of grant. No monetary consideration was paid by employees who receive restricted stock. Restricted stock was granted without performance restrictions.

2001 Stock Incentive Plan

The Company’s Amended and Restated 2001 Stock Incentive Plan (the “2001 Plan”) authorized the issuance of incentive awards up to 1,000,000 shares of the issued and outstanding common stock of the Company. Upon adoption of the 2005 Executive Incentive Compensation Plan described below, no further awards may be made under the 2001 Plan. The 2001 Plan allowed the Company to grant awards to key employees, including restricted stock awards and stock options, subject primarily to the requirement of continued employment. Stock options issued by the Company under the 2001 Plan are exercisable for up to 50% of the shares one year after grant, 75% two years after grant, and 100% three years after grant, and expire ten years from the date of grant. The exercise price of stock options is the fair market value of the common stock at the date of grant. In 2004, the Company granted 432,500 options under the 2001 Plan with an exercise price of $7.23, and in 2003, the Company granted 607,500 options under the 2001 Plan, with an exercise price ranging from $2.30 to $2.98 per share.

Restricted stock granted under the 2001 Plan vests ratably over three years. No monetary consideration was paid by employees who received restricted stock. In 2004, the Company did not grant any shares of restricted stock under the 2001 Plan. In 2003, the Company granted 45,000 shares of restricted stock, net of forfeitures, under the 2001 Plan at a market value of $2.735 per share. The total market value of the shares granted were recorded as unearned compensation in the Statement of Shareholders’ Equity. The unearned compensation is being amortized to expense over a three-year vesting period.

2005 Executive Incentive Compensation Plan

In 2005, the Company’s Board of Directors adopted and the Company’s stockholders approved the 2005 Executive Incentive Compensation Plan (the “2005 Plan”) under which incentive awards of up to 675,000 shares of common stock may be granted. The 2005 Plan allows the Company to grant awards to key employees, including restricted stock awards and stock options, subject primarily to the requirement of continued employment. The awards for the 2005 Plan are available for grant over a ten-year period unless terminated earlier by the Board of Directors. In 2005, the Company granted 142,000 options with a weighted average exercise price of $10.05 under the 2005 Plan. The options vest 50% on the first anniversary of the date of grant, 25% on the second anniversary and the remaining 25% on the third anniversary and expire ten years from the date of grant. In 2005, the Company granted 64,000 and 25,000 shares of restricted stock, net of forfeitures, at a market value of $10.09 and $11.00 per share, respectively under the 2005 Plan. The restricted shares vest ratably over three years. The total market value of the shares granted was recorded as unearned compensation in the Statement of Shareholders’ Equity. The unearned compensation is being amortized to expense over a three-year vesting period. No monetary consideration is paid by employees who receive restricted stock. Restricted stock can be granted with or without performance restrictions. Upon adoption of the 2005 Plan, no further awards may be issued under either the 1999 Plan or the 2001 Plan; however, shares forfeited under those plans are available for subsequent issuance under the 2005 Plan.

2005 NonEmployee Directors’ Restricted Stock Plan

In 2005, the Company’s Board of Directors adopted and the Company’s stockholders approved the 2005 Nonemployee Directors’ Restricted Stock Plan (the “2005 Directors Plan”) providing for awards of restricted stock and restricted stock units to directors who are not employees of the Company. The 2005 Directors Plan replaces the 1999 Non-Employee Director Restricted Stock Plan. The 2005 Directors Plan authorizes the granting of up to 75,000 shares of restricted stock. The awards for the 2005 Directors Plan are available for grant over a ten year period unless terminated earlier by the Board of Directors.

EVA Incentive Compensation Plan

The Company’s EVA Incentive Compensation Plan (the “EVA Plan”) is intended to maximize shareholder value by aligning management’s interests with those of shareholders by rewarding management for sustainable and continuous improvement in operating results. Expense (benefit) recorded under the EVA Plan was $(0.4) million, $3.2 million and $1.4 million in 2005, 2004 and 2003, respectively.

Stock Appreciation Rights

In 2005, the Company issued 100,000 stock appreciation rights to an employee in connection with an employment agreement. These rights vest ratably over a four-year period; provided, that the unvested rights vest in full if the stock price appreciates by $5.00 per share above the base share price of $10.17. No compensation expense for these rights was recognized in 2005.

Accounting For Stock-Based Compensation

SFAS No. 123 (Revised), Accounting for Stock-Based Compensation, sets forth a fair value based method of recognizing stock-based compensation expense starting with the first interim or annual reporting period of the registrant’s first fiscal year beginning on or after June 15, 2005. As stated in Note 1, the Company has elected to apply APB No. 25, Accounting for Stock Issued to Employees, to account for its stock-based compensation plans for the years ended December 31, 2005, 2004, and 2003.

The following table summarizes the stock option transactions pursuant to the Company’s stock incentive plans for the three years ended December 31, 2005:

	Shares (000’s)	Weighted Average Exercise Price Per Share
Options outstanding at January 1, 2003	1,332	$4.70

Granted	608	2.54
Exercised	—	—
Forfeited	(480)	4.95

Options outstanding at December 31, 2003	1,460	3.72

Granted	433	7.23
Exercised	(8)	2.98
Forfeited	(44)	6.42

Options outstanding at December 31, 2004	1,841	4.49

Granted	142	10.05
Exercised	(635)	4.72
Forfeited	(56)	5.81

Options outstanding at December 31, 2005	1,292	4.90

Shares available for grant at December 31, 2005	584

The following table summarizes information about stock options outstanding at December 31, 2005:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
Range of Exercise Price	Number Outstanding (000’s)	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable (000’s)	Weighted Average Exercise Price
$2.30	400	7.3	$2.30	400	$2.30
$2.98	149	3.9	2.98	127	2.98
$4.29 – $4.40	249	3.3	4.31	249	4.31
$4.85	24	0.1	4.85	24	4.85
$7.23	333	7.9	7.23	225	7.23
$9.08 – $10.09	137	9.3	10.04	—	—

Total	1,292	6.4	$4.90	1,025	$4.01

9.    INCOME TAXES

A reconciliation between income taxes based on the application of the statutory federal income tax rate to income taxes as set forth in the consolidated statements of continuing operations follows:

	2005	2004	2003
Federal statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in taxes resulting from:
State and local taxes	1.7	3.9	5.1
Accrual adjustment	—	(4.4)	—
Other, including nondeductible items	1.2	(0.2)	(2.1)

Effective income tax rate	37.9%	34.3%	38.0%

During 2004, the Company successfully closed audits of its federal and state tax returns related to the years 1999, 2000 and 2001. Based upon these events, the Company analyzed its income tax accrual position and reduced its previously provided income tax accruals by $1.0 million in the second quarter of 2004.

Deferred income taxes at December 31, 2005 and 2004 are comprised of the following (in millions):

	2005		2004
	Assets	Liabilities	Assets	Liabilities
Accelerated depreciation	$—	$1.0	$—	$2.3
Goodwill	—	0.4		0.2
Purchase price book and tax basis differences	0.7	—	3.0	—
Inventories	—	7.5	—	7.7
Insurance related	1.2	—	1.2	—
Employee benefits related	0.9	—	0.9	—
Other accrued liabilities	0.5	—	0.4	—
Other	1.8	—	1.9

Total	$5.1	$8.9	$7.4	$10.2

Included in the “Other” category are assets of $6.5 million related to state net operating loss carryforwards, presented net of valuation allowances of $5.0 million and $4.9 million at December 31, 2005 and 2004, respectively. These state net operating loss carryforwards have expiration dates extending out to 2022. During 2005, $0.1 million of the deferred tax asset related to state net operating losses was utilized, reducing both the gross carryforward and the deferred tax asset. An additional $0.1 million deferred tax asset related to state net operating losses was generated during 2005, with a corresponding increase in the valuation allowance.

The total deferred income tax assets (liabilities) as presented in the accompanying consolidated balance sheets are as follows (in millions):

	2005	2004
Net current deferred tax liabilities	$(5.1)	$(4.9)
Net long-term deferred tax assets	1.3	2.1

The provision for income taxes, relating to continuing operations, is composed of the following (in millions):

	2005	2004	2003
Current:
U.S. Federal tax	$9.7	$3.1	$1.3
State and local tax	0.4	1.3	(0.3)

Total current	10.1	4.4	1.0
Deferred:
U.S. Federal tax	0.2	3.7	(0.3)
State and local tax	0.1	0.1	0.1

Total deferred	0.3	3.8	(0.2)

Total income tax	$10.4	$8.2	$0.8

10.    BASIC AND DILUTED NET INCOME PER SHARE

The following table sets forth the computation of net income per basic and diluted share (net income amounts in millions, share amounts in thousands, per share amounts in dollars):

	2005	2004	2003
Net income available to common shareholders
Net income from continuing operations	$17.1	$15.6	$1.4
Net income from discontinued operations	1.3	3.3	2.0

Net income (numerator)	$18.4	$18.9	$3.4

Weighted average number of basic shares outstanding
(denominator)	19,917	19,437	19,471

Net income per share—Basic
Net income from continuing operations	$0.85	$0.80	$0.07
Net income from discontinued operations	0.07	0.17	0.10

Net income	$0.92	$0.97	$0.17

Weighted average number of basic shares outstanding	19,917	19,437	19,471
Effect of dilutive securities	472	433	28

Weighted average number of diluted shares outstanding
(denominator)	20,389	19,870	19,499

Net income per share—Diluted
Net income from continuing operations	$0.84	$0.78	$0.07
Net income from discontinued operations	0.06	0.17	0.10

Net income	$0.90	$0.95	$0.17

At December 31, 2005, stock options and restricted shares totaling 219,000 shares were anti-dilutive. At December 31, 2004, all stock options were dilutive. At December 31, 2003, stock options to purchase 1,060,400 shares were anti-dilutive. Anti-dilutive shares were not included in the computations of diluted income per share amounts in 2005 and 2003.

11.    DISCONTINUED OPERATIONS

Huttig sold its mouldings manufacturer, American Pine Products in August of 2004, and its one-step or Builders Resource branches in three separate transactions in August and December of 2004, and in

February of 2005. These operations are accounted for as discontinued operations. The sale of American Pine Products and the one-step branches in 2004 approximated net book value. In 2005, the sale generated an after-tax gain of approximately $1.3 million.

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

There were no other assets held for sale at December 31, 2005. The following are major classes of assets for the discontinued operations described above that were held for sale at December 31, 2004:

DISCONTINUED OPERATIONS

CONDENSED CONSOLIDATED BALANCE SHEETS

December 31, 2004
(In millions)
ASSETS:
Trade accounts receivable	$3.6
Inventories	3.2
Property, plant, and equipment	1.1

Net assets held for sale	$7.9

Operating results of these discontinued operations are shown below:

DISCONTINUED OPERATIONS

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	December 31,
	2005	2004	2003
	(In millions)
Net Sales	$2.5	$100.0	$118.8

Income before Income Taxes (including gain on disposal of $2.2, $0.0, and $0.0, respectively)	$2.1	$5.4	$3.2
Provision for Income Taxes	(0.8)	(2.1)	(1.2)

Net Income	$1.3	$3.3	$2.0

12.    ACQUISITION

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

The following table presents the allocation of the acquisition costs to the assets acquired and liabilities assumed, based on fair values:

(In millions)
Accounts receivable	$5.3
Inventories	8.4
Other current assets	1.0
Property, plant, and equipment	1.2
Intangible assets	3.8
Goodwill	5.5

Total assets acquired	25.2

Accounts payable	6.8
Other long-term liabilities	1.5

Total liabilities assumed	8.3

Net assets acquired	$16.9

The purchase price was based on $15.0 million in cash and guaranteed payments discounted to $1.9 million payable over six years. The assets that make up the $3.8 million of acquired intangible assets include: customer relationships valued at $1.4 million (20-year weighted average useful life) and covenants not to compete valued at $2.4 million (6-year weighted average useful life). The residual purchase price of $5.5 million was assigned to goodwill.

The following tables reflect the acquisition of intangible assets and the changes in the carrying amount of goodwill for the year ended December 31, 2005:

Acquired Amortizable Intangibles

	Gross Carrying Amount	Accumulated Amortization
	(in millions)
Covenant not to compete	$2.4	$0.4
Customer relationships	1.4	0.1

Total	$3.8	$0.5

Estimated amortization expense:
2006	$0.5
2007	$0.5
2008	$0.5
2009	$0.5
2010	$0.5
Thereafter	$0.8

Goodwill

(in millions)
Balance as of December 31, 2004, net of accumulated amortization	$13.6
Goodwill acquired effective January 1, 2005	5.5

Balance as of December 31, 2005	$19.1

The pro forma effects of the Texas Wholesale acquisition on the Company’s statement of operations as if the acquisition had occurred on January 1, 2004 were not material.

13.    SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table provides selected consolidated financial information from continuing operations on a quarterly basis for each quarter of 2005 and 2004. The Company’s business is seasonal and particularly sensitive to weather conditions. Interim amounts are therefore subject to significant fluctuations (in millions, except per share data).

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2005
Net sales	$249.4	$281.4	$301.9	$264.5	$1,097.2
Gross profit	47.5	52.9	58.5	53.6	212.5
Operating profit	7.7	6.9	11.4	6.1	32.1
Net income from continuing operations	3.9	3.6	6.3	3.3	17.1
Net income from discontinued operations	1.4	(0.1)	—	—	1.3

Net income per share—Diluted
Net income from continuing operations	$0.20	$0.18	$0.31	$0.16	$0.84
Net income (loss) from discontinued operations	0.07	(0.01)	—	—	0.06

Net income	$0.27	$0.17	$0.31	$0.16	$0.90

2004
Net sales	$213.9	$242.7	$257.0	$224.8	$938.4
Gross profit	41.8	48.2	49.7	42.3	182.0
Operating profit	4.5	7.8	9.3	7.3	28.9
Net income from continuing operations	2.1	5.0	4.7	3.8	15.6
Net income from discontinued operations	0.5	1.8	1.3	(0.3)	3.3

Net income per share—Diluted
Net income (loss) from continuing operations	$0.11	$0.25	$0.23	$0.19	$0.78
Net income (loss) from discontinued operations	0.03	0.09	0.07	(0.02)	0.17

Net income	$0.14	$0.34	$0.30	$0.17	$0.95

ITEM 9—CHANGES	IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A—CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures—The Company, under the supervision and with the participation of our Disclosure Committee and management, including our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective as of December 31, 2005 in all material respects in (a) causing information required to be disclosed by us in reports that we file or submit under the Securities and Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (b) causing such information to be accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control on financial reporting during the Company’s fiscal fourth quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management’s Report on Internal Control Over Financial Reporting—The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of Huttig Building Products, Inc.’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein. See Part II, Item 8, “Financial Statements and Supplementary Data,” for additional information.

ITEM 9B—OTHER INFORMATION

None.

PART III

ITEM 10—DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information regarding executive officers and directors of Huttig is set forth in the Company’s definitive proxy statement for its 2006 Annual Meeting of Stockholders (the “2006 Proxy Statement”) under the caption “Executive Officers” and “Election of Directors”, respectively, and is incorporated herein by reference. Information regarding Section 16(a) beneficial ownership reporting compliance is set forth in the 2006 Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

The information regarding the Company’s “audit committee financial expert” and identification of the members of the Audit Committee of the Company’s Board of Directors is set forth in the 2006 Proxy Statement under the caption “Board of Directors and Committees of the Board of Directors—Board Committees” and is incorporated herein by reference.

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

ITEM 11—EXECUTIVE COMPENSATION

The information required by Item 11 is set forth in the 2006 Proxy Statement under the captions “Board of Directors and Committees of the Board of Directors—Compensation of Directors”, “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Stock Price Performance Graph” and is incorporated herein by reference.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Except as set forth below, the information required by Item 12 is set forth in the 2006 Proxy Statement under the captions “Beneficial Ownership of Common Stock by Directors and Management” and “Principal Stockholders of the Company, “ and is incorporated herein by reference.

Equity Compensation Plan Information

The following table presents information, as of December 31, 2005, for equity compensation plans under which Huttig’s equity securities are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,116,725		$4.99	584,000	(1)
Equity compensation plans not approved by security holders	275,000	(2)	$6.44	0

Total	1,391,775		$5.28	584,000

(1)	To the extent such shares are not issued pursuant to future option grants, 509,000 of such shares are available for issuance in the form of awards of restricted stock, restricted stock units, stock appreciation rights, performance shares, performance units, covered employee annual incentive awards and other stock-based awards under the Company’s 2005 Executive Compensation Incentive Plan and 75,000 of such shares are available for awards of restricted stock or restricted stock units under the Company’s 2005 Non-Employee Directors’ Restricted Stock Plan.

(2)	Includes options to purchase 100,000 shares at a per share price of $4.29 granted on January 24, 2000 to Mr. Evans, a director of the Company. Includes options to purchase 20,000 shares at a per share exercise price of $4.34 granted on January 22, 2001 to each of Messrs. Bigelow, Forté and Gardner, all of whom are directors of the Company. Includes options to purchase 15,000 shares at a per share price of $4.34 granted on January 22, 2001 to Mr. Tullis, a former director of the Company. Each of these options vests 50% on the first anniversary on the date of grant, an additional 25% on the second anniversary and the remaining 25% on the third anniversary. Includes 100,000 stock appreciation rights at a per share price of $10.17 granted on January 1, 2005 to Mr. Cornett, an employee of the Company. These rights vest ratably over a four-year period; provided that the unvested rights vest in full if the stock price appreciates to $15.17.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is set forth in the 2006 Proxy Statement under the caption “Certain Relationships and Related Transactions,” and is incorporated herein by reference.

ITEM 14—PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is set forth in the 2006 Proxy Statement under the caption “Principal Accounting Firm Services and Fees,” and is incorporated herein by reference.

PART IV

ITEM 15—EXHIBITS, AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

1.	Financial Statements:

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets as of December 31, 2005 and 2004

Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003

Notes to Consolidated Financial Statements

2.	Exhibits:

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to the Form 10 filed with the Commission on September 21, 1999.)

3.2	Bylaws of the Company as amended as of September 28, 2005. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 4, 2005.)

4.1	Rights Agreement dated December 6, 1999 between the Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent. (Incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (the “1999 Form 10-K”).)

4.2	Amendment No. 1 to Rights Agreement between the Company and ChaseMellon Shareholders Services, L.L.C. (Incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.)

4.3	Amendment No. 2 to Rights Agreement, dated February 25, 2005, by and between the Company and Mellon Investor Services LLC, as Rights Agent (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 3, 2005.)

4.4	Amendment No. 3 to Rights Agreement, dated April 14, 2005, by and between the Company and Mellon Investor Services LLC, as Rights Agent (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 18, 2005.)

4.5	Certificate of Designations of Series A Junior Participating Preferred Stock of the Company. (Incorporated by reference to Exhibit 4.6 to the 1999 Form 10-K.)

4.6	Credit Agreement, dated September 24, 2004, by and among the Company, certain of its domestic subsidiaries, LaSalle National Bank Association, as agent, and the lending institutions named therein (Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.)

4.7	First Amendment to Credit Agreement, dated December 3, 2004, by and among the Company, certain of its domestic subsidiaries, LaSalle National Bank Association, as agent, and the lending institutions named therein. (Incorporated by reference to Exhibit 4.8 to the Company’s Form 10-K/A (Amendment No. 1) filed with the Commission on August 8, 2005)

4.8	Second Amendment to the Credit Agreement dated August 5, 2005, by and among the Company and LaSalle National Bank Association, as agent and the lending institutions therein (Incorporated by reference to Exhibit 4.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.)

4.9	Third Amendment to the Credit Agreement dated January 31, 2006, by and among the Company and LaSalle National Bank Association, as agent and the lending institutions therein

10.1	Tax Allocation Agreement by and between Crane and the Company dated December 16, 1999. (Incorporated by reference to Exhibit 10.1 to the 1999 Form 10-K.)

10.2	Employee Matters Agreement between Crane and the Company dated December 16, 1999. (Incorporated by reference to Exhibit 10.2 to the 1999 Form 10-K.)

*10.3	1999 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.5 to Amendment No. 4 to the Form 10 filed with the Commission on December 6, 1999.)

*10.4	Form of Stock Option Agreement under the Company’s 1999 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.6 to the 1999 Form 10-K.)

*10.5	Amended and Restated 2001 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.).

*10.6	Form of Stock Option Agreement under the Company’s 2001 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (the “2001 Form 10-K”).)

*10.7	Form of Indemnification Agreement for Executive Officers and Directors. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 4, 2005.)

10.8	Registration Rights Agreement by and between The Rugby Group PLC and the Company dated December 16, 1999. (Incorporated by reference to Exhibit 10.14 to the 1999 Form 10-K.)

10.9	Letter Agreement dated August 20, 2001 between the Company and The Rugby Group Limited. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 29, 2001).

*10.10	Form of Restricted Stock Agreement for awards under the Company’s 1999 Stock Incentive Plan (Incorporated by reference to Exhibit 10.25 to the 2001 Form 10-K.)

*10.11	Executive Employment Contract dated May 1, 2003, between the Company and Michael A. Lupo (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2003)

10.12	Master Supply Agreement, dated August 2, 2004, between the Company and Woodgrain Millwork, Inc. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004)+

10.13	Asset Purchase and Sale Agreement, dated January 11, 2005, between Huttig Texas Limited Partnership, a subsidiary of the Company and Texas Wholesale Building Materials, Ltd. (Incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 10-K”))

10.14	Asset Purchase and Sale Agreement, dated January 11, 2005, between the Company and Hendricks Companies, Inc. (Incorporated by reference to Exhibit 10.27 to the 2004 Form 10-K)

10.15	Settlement Agreement dated January 19, 2005, between the Company and The Rugby Group Ltd. and Rugby IPD Corp. (Incorporated by reference to Exhibit 10.28 to the Company’s Form 10-K/A (Amendment No. 1) filed with the Commission on August 8, 2005)

10.16	Joint Defense Agreement dated January 19, 2005, between the Company and The Rugby Group Ltd. and Rugby IPD Corp (Incorporated herein by reference to Exhibit 10.29 to the 2004 Form 10-K)+

*10.17	Separation Agreement dated February 4, 2005, between the Company and Nick H. Varsam (Incorporated by reference to Exhibit 10.30 to the 2004 Form 10-K)

*10.18

First Amendment to Executive Employment Agreement between the Company and Michael A. Lupo dated January 27, 2004 (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended

March 31, 2004)

*10.19	Second Amendment to Executive Employment Agreement between the Company and Michael A. Lupo dated March 1, 2005 (Incorporated by reference to Exhibit 10.33 to the 2004 Form 10-K)

*10.20	Change of Control Agreement dated March 1, 2005, between the Company and Michael A. Lupo (Incorporated by reference to Exhibit 10.34 to the 2004 Form 10-K)

*10.21	Amendment No. 1 to 1999 Stock Incentive Plan (Incorporated by reference to Exhibit 10.35 to the Company’s Form 10-K/A (Amendment No. 1) filed with the Commission on August 8, 2005)

*10.22	Amendment No. 1 to Amended and Restated 2001 Stock Incentive Plan (Incorporated by reference to Exhibit 10.36 to the Company’s Form 10-K/A (Amendment No. 1) filed with the Commission on August 8, 2005)

*10.23	Form of Restricted Stock Agreement under the Company’s Amended and Restated 2001 Stock Incentive Plan (Incorporated by reference to Exhibit 10.37 to the Company’s Form 10-K/A (Amendment No. 1) filed with the Commission on August 8, 2005)

*10.24	EVA Incentive Compensation Plan (as amended effective January 1, 2004) (Incorporated by reference to Exhibit 10.38 to the Company’s Form 10-K/A (Amendment No. 2) filed with the Commission on October 17, 2005)

*10.25	Deferred Compensation Plan (Incorporated by reference to Exhibit 10.39 to the Company’s Form 10-K/A (Amendment No. 2) filed with the Commission on October 17, 2005)

*10.26	Form of Change of Control Agreement by and between the Company and the Executive Officers, other than Michael A. Lupo (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on April 22, 2005)

*10.27	Letter agreement dated May 5, 2005 between David L. Fleisher and the Company (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2005)

*10.28	Letter agreement dated May 23, 2005 between Thomas S. McHugh and the Company (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2005)

*10.29	2005 Executive Incentive Compensation Plan (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2005)

*10.30	2005 Nonemployee Directors’ Restricted Stock Plan (Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2005)

*10.31	Form of Restricted Stock Agreement under 2005 Executive Incentive Compensation Plan (Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2005)

*10.32	Form of Stock Option Agreement under 2005 Executive Compensation Plan (Incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2005)

*10.33	Form of Restricted Stock Unit Agreement under the 2005 Nonemployee Directors’ Restricted Stock Plan

*10.34	Agreement between Carl Liliequist and the Company fully executed on December 22, 2005

*10.35	Compensation arrangements with outside directors

*10.36	Compensation arrangements with certain named executive officers

*10.37	Executive Incentive Plan for the Year 2006

21.1	List of Subsidiaries

23.1	Consent of KPMG LLP, independent registered public accounting firm

23.2	Consent of Deloitte & Touche LLP, independent registered public accounting firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement.
+	Certain portions of this Exhibit have been omitted based on an order granting confidential treatment under the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUTTIG BUILDING PRODUCTS, INC.

By:	/S/ MICHAEL A. LUPO
President and Chief Executive Officer

Date: March 9, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL A. LUPO Michael A. Lupo	President, Chief Executive Officer and Director	March 9, 2006

/s/ DAVID L. FLEISHER David L. Fleisher	Vice President – Chief Financial Officer (Principal Accounting Officer)	March 9, 2006

/s/ R. S. EVANS R. S. Evans	Chairman of the Board	March 9, 2006

/s/ E. THAYER BIGELOW, JR. E. Thayer Bigelow, Jr.	Director	March 9, 2006

/S/ RICHARD S. FORTÉ Richard S. Forté	Director	March 9, 2006

/s/ DORSEY R. GARDNER Dorsey R. Gardner	Director	March 9, 2006

/s/ PHILIPPE J. GASTONE Philippe J. Gastone	Director	March 9, 2006

/s/ DONALD L. GLASS Donald L. Glass	Director	March 9, 2006

/s/ J. KEITH MATHENEY J. Keith Matheney	Director	March 9, 2006

/s/ DELBERT H. TANNER Delbert H. Tanner	Director	March 9, 2006

/S/ STEVEN A. WISE Steven A. Wise	Director	March 9, 2006

EXHIBIT INDEX

The following exhibits are filed as part of this report.

Exhibit No.	Description
4.9	Third Amendment to the Credit Agreement dated January 31, 2006, by and among the Company and LaSalle National Bank Association, as agent and the lending institutions therein

*10.33	Form of Restricted Stock Unit Agreement under the 2005 Nonemployee Directors’ Restricted Stock Plan

*10.34	Agreement between Carl Liliequist and the Company fully executed on December 22, 2005

*10.35	Compensation arrangements with outside directors

*10.36	Compensation arrangements with certain named executive officers

*10.37	Executive Incentive Plan for the Year 2006

21.1	List of Subsidiaries

23.1	Consent of KPMG LLP, independent registered public accounting firm

23.2	Consent of Deloitte & Touche LLP, independent registered public accounting firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement.