Form 10-Q
period 2006-03-31
HUTTIG BUILDING PRODUCTS INC
filed 2006-05-04
CIK 1093082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐        Accelerated filer  ☒        Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of Common Stock outstanding on March 31, 2006 was 20,519,641 shares.

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(In Millions, Except Per Share Data)

	Three Months Ended March 31,
	2006	2005
Net sales	$281.1	$249.4
Cost of sales	226.4	201.9

Gross margin	54.7	47.5
Operating expenses	49.8	42.3
Gain on disposal of capital assets	—	(2.5)

Operating profit	4.9	7.7
Interest expense, net	(1.0)	(1.1)

Income from continuing operations before income taxes	3.9	6.6
Provision for income taxes	1.5	2.7

Income from continuing operations	2.4	3.9
Income from discontinued operations, net of taxes	—	1.4

Net Income	$2.4	$5.3

Net Income from Continuing Operations Per Share - Basic	$0.12	$0.20
Net Income from Discontinued Operations Per Share - Basic	—	0.07

Net Income Per Share - Basic	$0.12	$0.27

Net Income from Continuing Operations Per Share - Diluted	$0.12	$0.20
Net Income from Discontinued Operations Per Share - Diluted	—	0.07

Net Income Per Share - Diluted	$0.12	$0.27

See notes to unaudited consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Millions)

	March 31, 2006	December 31, 2005	March 31, 2005
	(unaudited)		(unaudited)
ASSETS
Current Assets:
Cash and equivalents	$1.7	$1.4	$1.2
Trade accounts receivable, net	116.7	85.3	105.1
Inventories	122.9	99.7	106.7
Other current assets	10.6	15.7	6.5

Total current assets	251.9	202.1	219.5

Property, Plant and Equipment:
Land	5.9	5.8	5.8
Building and improvements	31.8	31.6	29.9
Machinery and equipment	36.3	33.8	27.8

Gross property, plant and equipment	74.0	71.2	63.5
Less accumulated depreciation	35.2	34.8	31.8

Property, plant and equipment, net	38.8	36.4	31.7

Other Assets:
Goodwill, net	19.1	19.1	19.2
Other	8.0	7.9	8.0
Deferred income taxes	1.1	1.3	1.6

Total other assets	28.2	28.3	28.8

Total Assets	$318.9	$266.8	$280.0

See notes to unaudited consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Millions, Except Share and Per Share Data)

	March 31, 2006	December 31, 2005	March 31, 2005
	(unaudited)		(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$8.8	$9.7	$5.5
Trade accounts payable	107.0	88.5	82.4
Deferred income taxes	5.3	5.1	5.1
Accrued compensation	6.2	9.8	8.0
Other accrued liabilities	9.9	11.3	10.8

Total current liabilities	137.2	124.4	111.8

Non-current Liabilities:
Long-term debt, less current maturities	58.9	23.5	65.0
Other non-current liabilities	3.9	4.0	3.5

Total non-current liabilities	62.8	27.5	68.5

Shareholders’ Equity:
Preferred shares; $.01 par (5,000,000 shares authorized)	—	—	—
Common shares; $.01 par (50,000,000 shares authorized; at March 31, 2006, December 31, 2005 and March 31, 2005—20,896,145 shares issued)	0.2	0.2	0.2
Additional paid-in capital	36.2	35.2	34.1
Retained earnings	86.1	83.7	70.6
Unearned compensation—restricted stock	(2.1)	(0.7)	—
Accumulated other comprehensive income	0.5	0.4	0.2
Less: Treasury shares, at cost (376,504 shares at March 31, 2006, 728,319 shares at December 31, 2005 and 1,018,644 shares at March 31, 2005)	(2.0)	(3.9)	(5.4)

Total shareholders’ equity	118.9	114.9	99.7

Total Liabilities and Shareholders’ Equity	$318.9	$266.8	$280.0

See notes to unaudited consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(In Millions)

	Common Shares Outstanding, at Par Value	Additional Paid-In Capital	Retained Earnings	Unearned Compensation- Restricted Stock	Accumulated Other Comprehensive Income (Loss)	Treasury Shares, at Cost	Total Shareholders’ Equity
Balance at January 1, 2006	$0.2	$35.2	$83.7	$(0.7)	$0.4	$(3.9)	$114.9

Net income			2.4				2.4
Fair market value adjustment of derivatives, net of tax benefit					0.1		0.1

Comprehensive income							2.5

Restricted stock issued, net of forfeitures		0.7		(1.6)		0.9	—
Stock compensation		0.2		0.2			0.4
Tax benefit on exercise of stock options		0.3					0.3
Stock options exercised		(0.2)				1.0	0.8

Balance at March 31, 2006	$0.2	$36.2	$86.1	$(2.1)	$0.5	$(2.0)	$118.9

See notes to unaudited consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In Millions)

	Three Months Ended March 31,
	2006	2005
Cash Flows From Operating Activities:
Net income	$2.4	$5.3
Adjustments to reconcile net income to cash used in operations:
Net income from discontinued operations	—	(1.4)
Depreciation and amortization	1.5	1.5
Non-cash stock compensation expense	0.4	—
Other adjustments	0.5	(2.4)
Changes in operating assets and liabilities:
Trade accounts receivable	(31.4)	(29.2)
Inventories	(23.2)	(24.2)
Trade accounts payable	18.5	18.4
Other	(0.4)	(0.5)

Net cash used in operating activities of continuing operations	(31.7)	(32.5)
Net cash used in operating activities of discontinued operations	—	(1.8)

Total cash used in operating activities	(31.7)	(34.3)

Cash Flows From Investing Activities:
Capital expenditures	(2.9)	(0.5)
Acquisition of Texas operations	—	(15.0)
Proceeds from disposition of capital assets	0.1	2.4
Proceeds from disposition of discontinued operations	—	10.8

Total cash used in investing activities	(2.8)	(2.3)

Cash Flows From Financing Activities:
Borrowing and repayment of debt, net	33.7	32.9
Exercise of stock options	0.8	3.0
Tax benefit on exercise of stock options	0.3	—

Total cash provided by financing activities	34.8	35.9

Net Increase (Decrease) in Cash and Equivalents	0.3	(0.7)
Cash and Equivalents, Beginning of Period	1.4	1.9

Cash and Equivalents, End of Period	$1.7	$1.2

Supplemental Disclosure of Cash Flow Information:
Interest paid	$1.0	$1.1
Income taxes paid	$1.5	$—
Assets acquired with debt obligations	$0.8	$—

See notes to unaudited consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BASIS OF PRESENTATION

The unaudited interim consolidated financial statements of Huttig Building Products, Inc. (the “Company” or “Huttig”) were prepared in accordance with U.S. generally accepted accounting principles and reflect all adjustments (including normal recurring accruals) which, in the opinion of management, are considered necessary for the fair presentation of the results for the periods presented. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

The consolidated results of operations and resulting cash flows for the interim periods presented are not necessarily indicative of the results that might be expected for the full year. Due to the seasonal nature of Huttig’s business, operating profitability is usually lower in the Company’s first and fourth quarters than in the second and third quarters.

2. STOCK-BASED EMPLOYEE COMPENSATION

Prior to January 1, 2006, the Company accounted for its stock option plans using the intrinsic value method of accounting provided under APB Opinion No. 25 “Accounting for Stock Issued to Employees,” (APB 25) and related interpretations, as permitted by Financial Accounting Standards (SFAS) No. 123. Accordingly, share-based compensation for stock options was included as pro forma disclosure in the financial statement footnotes and continues to be provided in this manner for periods prior to January 1, 2006, as results for prior periods have not been restated.

Had the 2005 compensation cost been determined according to SFAS No. 123 (Revised), which was adopted by the Company on January 1, 2006 and is described in more detail below, the Company’s net income and earnings per share would have approximated the following pro forma amounts for the three months ended March 31, 2005:

(In millions, except per share amounts)	March 31, 2005
Net income as reported	$5.3
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(0.1)

Net income, pro forma	$5.2

Net income per share - basic
As reported	$0.27
Pro Forma	$0.26
Net income per share - diluted
As reported	$0.27
Pro Forma	$0.26

The Company adopted SFAS No. 123 (Revised), Share-Based Payment on January 1, 2006 and has selected the Modified Prospective Application. Under this method, compensation costs recognized in the first quarter of 2006 include compensation costs for all share-based payments granted through December 31, 2005 for which the requisite service period had not been completed and compensation costs for all share-based payments granted subsequent to December 31, 2005. The grant values based on the date of grant for the grants prior to December 31, 2005 would not have been significantly different than calculated under SFAS No. 123 (Revised).

The fair value of each option award is estimated as of the date of grant using the Black-Scholes option pricing model. The weighted average assumptions used for the three month period ended March 31, 2006 in the model were as follows: expected term 5.7 years, expected volatility 48.8%, risk free interest rate 4.4% and expected dividend 0%. No options were granted in the first quarter of 2005. The expected term is estimated based on the Company’s past history of exercises and post-vesting employment termination behavior. The volatility is estimated based on historical volatility of Huttig stock calculated over the expected term of the option.

The following summary presents the information regarding the outstanding stock options as of December 31, 2005 and changes during the first quarter of 2006 with regard to stock options:

	Shares (ooo’s)	Weighted Average Exercise Price	Average Remaining Contractual Term	Intrinsic Value (ooo’s)
Outstanding at December 31, 2005	1,292	$4.90
Options granted	186	8.78
Options exercised	(185)	4.12
Options cancelled	(12)	4.97

Outstanding at March 31, 2006	1,281	$5.58	7.4	$4,783
Exercisable at March 31, 2006	840	$3.99	6.5	$4,469

During the first three months of 2006, the Company granted 179,915 shares of restricted stock at a weighted average fair market value of $8.77 under its 2005 Executive Incentive Compensation Plan. In addition, the Company granted 13,680 restricted stock units at a fair market value of $8.78 under its 2005 Non Employee Directors’ Restricted Stock Plan in the first three months of 2006.

The Company recognized approximately $0.4 million, or approximately $0.2 million net of related tax effects, in non-cash stock-based compensation expense in the three months ended March 31, 2006 for stock options ($0.2 million) and restricted stock awards ($0.2 million). As of March 31, 2006, the total compensation expense not yet recognized related to non-vested options and restricted stock awards is approximately $1.4 million and $2.0 million, respectively, and the related weighted average period over which it is expected to be recognized is approximately 11 months and 16 months, respectively.

3. DEBT

Debt consisted of the following at March 31, 2006, December 31, 2005 and March 31, 2005 (in millions):

	March 31, 2006	December 31, 2005	March 31, 2005
Revolving credit facility	$37.5	$1.1	$40.2
Term loan	23.6	24.6	27.8
Capital lease and other obligations	6.6	7.5	2.5

Total debt	67.7	33.2	70.5
Less current portion	8.8	9.7	5.5

Long-term debt	$58.9	$23.5	$65.0

Credit Agreement — The Company has a credit agreement, which expires in September 2009, which provides for a term loan facility of $30 million and a revolving credit facility of up to $130 million. The revolving credit facility may be increased, subject to certain conditions, including bank approval, to a maximum availability of $180 million. As of March 31, 2006, the Company had revolving credit borrowings of $37.5 million, at a weighted average interest rate of 6.88%, and $23.6 million outstanding on the term loan under the credit agreement. The interest rate in the credit agreement on the term loan is variable. However, the Company has an interest rate swap agreement, which will expire in September 2009, which mirrors the term loan facility. The net effect of the swap agreement and the term loan facility is to provide the Company with a fixed rate of interest of 3.76%, plus an applicable borrowing spread of between 100 and 200 basis points above LIBOR depending on the ratio of senior debt to earnings before interest, taxes, depreciation and amortization, as defined (EBITDA) at the end of each quarter. This interest rate swap is used to hedge interest rate risks related to the Company’s variable rate term loan and is accounted for as a cash flow hedge. As of March 31, 2006, the effective interest rate on the term loan was 5.01%.

Compliance with the loan covenant in the credit agreement that is based on the amount of senior debt outstanding limits the amount available to the Company under its revolving credit facility. At March 31, 2006, the Company had approximately $41.1 million of credit available under its revolving credit facility in addition to the amount outstanding, based on the senior debt to EBITDA covenant.

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

The credit agreement contains financial covenants, including a minimum fixed charge coverage ratio, a maximum senior debt to EBITDA ratio, a minimum asset coverage ratio, and minimum tangible net worth. The credit agreement also contains restrictive covenants pertaining to the management and operations of Huttig and its subsidiaries. The covenants include, among others, limitations on indebtedness, guarantees, letters of credit, liens, investments, dividends, acquisitions, and asset sales. At March 31, 2006, the Company is in compliance with the debt covenants.

The credit agreement is guaranteed by each of the Company’s operating subsidiaries, and is secured by (i) a pledge to the administrative agent of the capital stock of Huttig’s subsidiaries, and (ii) the grant of security interests and liens on substantially all of the consolidated assets of Huttig and its subsidiaries, excluding, among other things, certain specified real estate assets.

At March 31, 2006, the Company had letters of credit outstanding under the credit agreement totaling $7.6 million, primarily for health and workers’ compensation insurance.

4. CONTINGENCIES

The Company carries insurance policies on insurable risks with coverage and other terms that it believes to be appropriate. The Company generally has self-insured retention limits and has obtained fully insured layers of coverage above such self-insured retention limits. Accruals for self-insurance losses are made based on claims experience. Liabilities for existing and unreported claims are accrued when it is probable that future costs will be incurred and can be reasonably estimated.

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

In 1995, Huttig was identified as a potentially responsible party in connection with the clean up of pentachlorophenol, or PCP, at a formerly owned property in Montana that was used for the manufacture of wood windows. Huttig is voluntarily remediating this property under the oversight of and in cooperation with the Montana Department of Environmental Quality (“MDEQ”), and is complying with a 1995 unilateral administrative order of the MDEQ to complete a remedial investigation and feasibility study. The remedial investigation was completed and approved in 1998 by the MDEQ, which has issued its final risk assessment of this property. In March 2003, the MDEQ approved Huttig’s work plan for conducting a feasibility study to evaluate alternatives for cleanup. In July 2004, Huttig submitted the feasibility study report, which evaluated several potential remedies, including continuation and enhancement of remedial measures already in place and operating. Huttig also submitted plans for testing new technologies that could effectively remediate the site. The MDEQ will comment on the feasibility study report and its recommended remedy, and then will select a final remedy, publish a record of decision and negotiate with Huttig for an administrative order of consent on the implementation of the final remedy. Based on experience to date in remediating this site, the Company believes that the scope of remediation that the MDEQ ultimately determines will not have a material adverse effect on its results of operations or financial condition. The Company spent less than $0.1 million on remediation costs at this site in each of the three month periods ended March 31, 2006 and 2005, respectively. The annual level of future remediation expenditures is difficult to estimate because of the uncertainty relating to the final remedy to be selected by the MDEQ. As of March 31, 2006, the Company has accrued $0.6 million for future costs of remediating this site. Until the MDEQ selects a final remedy, however, management can give no assurance as to the scope or cost to Huttig of the final remediation order.

In June 2004, as part of the due diligence conducted by a party interested in acquiring the American Pine Products facility in Prineville, Oregon, a previously unknown release of petroleum hydrocarbons and pentachlorophenol, or PCP, was discovered in soil and groundwater at the facility. Based on the initial investigation, the Company believes that the source of the contamination was a former wood-dipping operation on the property that was discontinued approximately 20 years ago, prior to Huttig acquiring the facility. The Company has voluntarily reported this discovery to the Oregon Department of Environmental Quality (“ODEQ”) and has agreed to participate in the ODEQ’s voluntary cleanup program. Pursuant to this program, the Company has begun to remediate the property by product recovery under the oversight of the ODEQ. The Company has substantially completed its investigation of the scope of contamination and has submitted a preliminary report describing that scope to the ODEQ. The Company has placed previous owners of the facility on notice and made a related claim against them for costs associated with the remediation of this property. The Company spent less than $0.1 million on remediation costs at this site in each of the three month periods ended March 31, 2006 and 2005. As of March 31, 2006, the Company has accrued approximately $0.2 million for future costs of remediating this site. Until the ODEQ selects a final remedy, however, management can give no assurance as to the scope or cost to Huttig of the final remediation order.

In addition, some of our current and former distribution centers are located in areas of current or former industrial activity where environmental contamination may have occurred, and for which we, among others, could be held responsible. We currently believe that there are no material environmental liabilities at any of our distribution center locations.

The Company and a former-employee driver had both been named as defendants in a wrongful death suit entitled Bank of Tampa (Estate of Jerome Parker) v. Huttig Building Products, Inc. and Noel Medina, Civil Action No. 8:05-CV-368, filed on or about January 28, 2005. The Plaintiff alleged liability for damages arising out of an accident that occurred on January 8, 2004 in Tampa, Florida. In March 2006, the parties entered into a final settlement of this lawsuit with no significant impact to the Company’s operating results or cash flows in the 2006 first quarter.

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

5. BASIC AND DILUTED NET INCOME PER SHARE

The following table sets forth the computation of net income per basic and diluted share (net income amounts in millions, share amounts in thousands, per share amounts in dollars):

	Three Months Ended March 31,
	2006	2005
Net income available to common shareholders
Net income from continuing operations	$2.4	$3.9
Net income from discontinued operations	—	1.4

Net income	$2.4	$5.3

Weighted average number of basic shares outstanding	20,186	19,642

Net income per share - Basic
Net income from continuing operations	$0.12	$0.20
Net income from discontinued operations	—	0.07

Net income	$0.12	$0.27

Weighted average number of basic shares outstanding	20,186	19,642
Effect of dilutive securities – options, restricted stock and restricted stock units outstanding	384	501

Weighted average number of diluted shares outstanding	20,570	20,143

Net income per share - Diluted
Net income from continuing operations	$0.12	$0.20
Net income from discontinued operations	—	0.07

Net income	$0.12	$0.27

At March 31, 2006, stock options to purchase 136,500 shares were not dilutive and, therefore, were not included in the computations of diluted income per share amounts. At March 31, 2005, all stock options were dilutive.

6. DIVESTITURES

During the first three months of 2005, the Company sold its remaining Builder Resource one-step branches, and certain assets, including certain accounts receivable, inventory, equipment and real property for $10.8 million in cash and reported an after-tax gain of $1.4 million. The after-tax gain is included in net income from discontinued operations for the 2005 first three months. The Company used the proceeds of the sale to pay down debt and retained trade payables. The operating results of our discontinued operations are shown below

DISCONTINUED OPERATIONS

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(In millions)

Three Months Ended March 31, 2005
Net Sales	$2.5

Income before Income Taxes	2.2
Provision for Income Taxes	(0.8)

Net Income	$1.4

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

The following table sets forth our sales from continuing operations, by product classification as a percentage of total sales:

	Three Months Ended March 31,
	2006	2005
Millwork(1)	54%	52%
General Building Products(2)	31%	29%
Wood Products(3)	15%	19%

Total Net Product Sales	100%	100%

(1)	Millwork includes exterior and interior doors, pre-hung door units, windows, patio doors, mouldings, frames, stair parts and columns.
(2)	General building products include composite decking, connectors, fasteners, housewrap, roofing products, insulation and other miscellaneous building products.
(3)	Wood products include engineered wood products, and other wood products, such as lumber and panels.

Industry Conditions

Various factors historically have caused our results of operations to fluctuate from period to period. These factors include levels of construction, home improvement and remodeling activity, weather, prices of commodity wood products, interest rates, competitive pressures, availability of credit and other local, regional and national economic conditions. Many of these factors are cyclical or seasonal in nature. We anticipate that fluctuations from period to period will continue in the future. Our first quarter and fourth quarter are generally adversely affected by winter weather patterns in the Midwest and Northeast, which typically result in seasonal decreases in levels of construction activity in these areas. Because much of our overhead and expenses remain relatively fixed throughout the year, our operating profits tend to be lower during the first and fourth quarters.

We believe we have the product offerings, warehouse and support facilities, personnel, systems infrastructure and financial and competitive resources necessary for continued business success. Our future revenues, costs and profitability, however, are all likely to be influenced by a number of risks and uncertainties, including those discussed under “Cautionary Statement,” below.

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles, which require management to make estimates and assumptions. Management bases these estimates and assumptions on historical results and known trends as well as management forecasts. Actual results could differ from these estimates and assumptions. See our Annual Report on Form 10-K in Part II, Item 7 - “Managements’ Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Estimates.”

Results of Operations

Three Months Ended March 31, 2006 Compared to the Three Months Ended March 31, 2005

Continuing Operations

Net sales from continuing operations were $281.1 million, which were $31.7 million, or approximately 13%, higher than 2005. Sales increased in all four regions. By region, sales in the Southeast, Northeast, West and Midwest regions increased 22%, 13%, 9%, and 2%, respectively. Net sales in the 2006 first quarter benefited from higher millwork and building product sales, as well as favorable winter weather.

By product, sales increased in the millwork and building product categories, compared to the year-ago quarter and sales in the wood products category decreased slightly. Millwork sales increased 17% to $151.2 million primarily due to increased sales of exterior and interior doors. Building products increased 20% to $87.6 million, led by decking, siding, roofing, connectors, house wrap and railings. Engineered wood sales were up 26% to $11.6 million, while sales of other wood products, mostly commodity products, decreased 18% to $30.7 million.

Gross margin increased 15% to $54.7 million or 19.5% of sales as compared to $47.5 million or 19.0% of sales in the prior year period. As compared to the prior year quarter, our gross margin as a percentage of sales benefited from a more favorable product mix of millwork and building products along with higher margins on millwork, including mouldings. First quarter 2005 moulding margins were negatively impacted by a decline in moulding prices.

Operating expenses totaled $49.8 million or 17.7% of sales, in the 2006 first quarter, compared to $42.3 million or 17.0% of sales in the prior-year quarter. Operating expenses in 2006 included an increase of approximately $0.4 million of non-cash stock-based compensation expense as the Company began expensing stock options effective January 1, 2006. Operating expenses in the 2006 first quarter also reflected other increased personnel costs of $5.0 million primarily due to an increase in employee headcount to support the Company’s new branches and other expansion strategies, as well as higher incentive compensation costs. Non-personnel expenses increased $2.1 million in the 2006 first quarter, as compared to the 2005 first quarter which benefited approximately $0.6 million from the settlement of the Rugby lawsuit. Excluding the Rugby settlement, the $1.4 million increase in 2006 first quarter non-personnel expenses was primarily due to higher fuel, utilities and building and equipment rent costs, including expenses associated with our new branches as these investments ramp up.

The year-ago quarter included a gain on the sale of a facility of $2.5 million, which benefited after-tax results by approximately $0.08 a share.

Net interest expense was $1.0 million in the current quarter and $1.1 million prior year quarter as lower debt balances were partially offset by increased interest rates in the first quarter of 2006 compared to the year ago quarter.

Income taxes as a percentage of pre-tax income for the three months ended March 31, 2006 and 2005 were approximately 38% and 41%, respectively.

As a result of the foregoing factors, operating profits from continuing operations decreased to $4.9 million in the 2006 first quarter from $7.7 million in the year ago quarter. Net income from continuing operations was $2.4 million, or $0.12 per diluted share, in the 2006 first quarter, as compared to $3.9 million, or $0.20 per diluted share, in the 2005 first quarter, which included the $2.5 million gain on the sale of a facility and the $0.6 million favorable legal settlement that together benefited 2005 first quarter results by $0.09 per diluted share.

Discontinued Operations

Results from discontinued operations in the three months ended March 31, 2005 reflect sales of $2.5 million and an after-tax gain of $1.4 million on the February 1, 2005 divestiture of the remaining Builder Resource one-step branches.

Liquidity and Capital Resources

We depend on cash flow from operations and funds available under our revolving credit facility to finance seasonal working capital needs, capital expenditures and any acquisitions that we may undertake. Our working capital requirements are generally greatest in the second and third quarters, which reflect the seasonal nature of our business. The second and third quarters are also typically our strongest operating quarters, largely due to more favorable weather throughout many of our markets compared to the first and fourth quarters. We typically generate cash from working capital reductions in the fourth quarter of the year and build working capital during the first quarter in preparation for our second and third quarters. We also maintain significant inventories to meet rapid delivery requirements of our customers and to enable us to obtain favorable pricing, delivery and service terms with our suppliers. At March 31, 2006, December 31, 2005 and March 31, 2005, inventories constituted approximately 39%, 37% and 38% of our total assets, respectively. We also closely monitor operating expenses and inventory levels during seasonally affected periods and, to the extent possible, manage variable operating costs to minimize seasonal effects on our profitability.

Operations. Cash used in continuing operating activities decreased $0.8 million to $31.7 million for the three months ended March 31, 2006 from $32.5 million for the first three months of 2005. Accounts receivable increased by $31.4 million in the 2006 first quarter compared to an increase of $29.2 in the 2005 first quarter. Days sales outstanding decreased to 37.9 days at March 31, 2006 compared to 38.5 days at March 31, 2005 based on annualized sales for the respective immediately preceding quarter. Inventory increased by $23.2 million in the 2006 first quarter compared to an increase of $24.2 million in the 2005 first quarter. Annualized inventory turns, calculated as the ratio of annualized cost of goods sold for each three-month period ended March 31 divided by the average of the beginning and ending inventory balances for each such three-month period, were 8.1 turns at March 31, 2006 compared to 8.9 turns at March 31, 2005. The reduction in inventory turns is partially related to our investment in inventory at our Long Island and Minneapolis branches, which were not operating in the first quarter of 2005, and to inventory purchased in the first quarter of 2006 related to a new wood product line for sales in the following quarters of 2006. In the 2006 first quarter, the Company received a $1.6 million insurance recovery on the inventory at its leased facility in Riviera Beach, Florida. In April 2006, the Company received the remaining $0.4 million of the insurance recovery on this inventory.

Investing. Cash used in investing activities for the three months ended March 31, 2006 reflects $1.1 million related to a new enterprise resource planning system and the balance primarily to machinery and equipment at multiple branch locations. Cash used in investing activities for the three months ended March 31, 2005 reflects $15.0 million used for the acquisition of Texas Wholesale in Dallas, Texas, and $0.5 million of capital expenditures for continuing operating activities and for development of the new enterprise resource planning system. The uses of cash in investing activities in the first quarter of 2005 were partially offset by $10.8 million of proceeds from the disposition of our remaining Builder Resource locations in Alabama, Tennessee, and Kansas, $2.4 million of proceeds from the sale of our Manchester, New Hampshire facility. At March 31, 2006, the Company has invested approximately $7.0 million in a new enterprise resource planning system. During the first quarter of 2006, we invested $1.9 million in this project, including approximately $0.8 million related to consulting services financed directly by our vendor and considered non-cash financing. The balance of approximately $1.1 million relates primarily to internal costs capitalized in developing this system.

Financing. Cash provided from financing activities for the first three months of 2006 and 2005 primarily reflect $33.7 million and $32.9 million in net borrowings, respectively. Cash provided from financing activities in the 2006 and 2005 first three months also reflects $1.1 million and $3.0 million, respectively, from the exercise of employee stock options.

The Company has a credit agreement, which expires in September 2009, which provides for a term loan facility of $30 million and a revolving credit facility of up to $130 million. The revolving credit facility may be increased, subject to certain conditions, including bank approval, to a maximum availability of $180 million. As of March 31, 2006, the Company had revolving credit borrowings of $37.5 million, at a weighted average interest rate of 6.88%, and $23.6 million outstanding on the term loan under the credit agreement. The interest rate in the credit agreement on the term loan is variable. However, the Company has an interest rate swap agreement, which will expire in September 2009, which mirrors the term loan facility. The net effect of the swap agreement and the term loan facility is to provide the Company with a fixed rate of interest of 3.76%, plus an applicable borrowing spread of between 100 and 200 basis points above LIBOR depending on the ratio of senior debt to earnings before interest, taxes, depreciation and amortization, as defined (EBITDA) at the end of each quarter. This interest rate swap is used to hedge interest rate risks related to the Company’s variable rate term loan and is accounted for as a cash flow hedge. As of March 31, 2006, the effective interest rate on the term loan was 5.01%.

Compliance with the loan covenant in the credit agreement that is based on the amount of senior debt outstanding limits the amount available to the Company under its revolving credit facility. At March 31, 2006, the Company had approximately $41.1 million of credit available under its revolving credit facility in addition to the amount outstanding, based on the senior debt to EBITDA covenant.

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

The credit agreement contains financial covenants, including a minimum fixed charge coverage ratio, a maximum senior debt to EBITDA ratio, a minimum asset coverage ratio, and minimum tangible net worth. The credit agreement also contains restrictive covenants pertaining to the management and operations of Huttig and its subsidiaries. The covenants include, among others, limitations on indebtedness, guarantees, letters of credit, liens, investments, dividends, acquisitions, and asset sales. At March 31, 2006, the Company is in compliance with the debt covenants.

The credit agreement is guaranteed by each of the Company’s operating subsidiaries, and is secured by (i) a pledge to the administrative agent of the capital stock of Huttig’s subsidiaries, and (ii) the grant of security interests and liens on substantially all of the consolidated assets of Huttig and its subsidiaries, excluding, among other things, certain specified real estate assets.

At March 31, 2006, the Company had letters of credit outstanding under the credit agreement totaling $7.6 million, primarily for health and workers’ compensation insurance.

We believe that cash generated from our operations and funds available under our credit facility will provide sufficient funds to meet our currently anticipated short-term and long-term liquidity and capital expenditure requirements.

Off-Balance Sheet Arrangements

In addition to funds available from operating cash flows, and bank credit agreements as described above, we use operating leases as a principal off-balance sheet technique. Operating leases are employed as an alternative to purchasing certain property, plant and equipment. See our Annual Report on Form 10-K in Part II, Item 7 - “Managements’ Discussion and Analysis of Financial Condition and Results of Operations-Commitments and Contingencies.”

Divestitures

During the first three months of 2005, we sold our remaining Builder Resource one-step branches, and certain assets, including accounts receivable, inventory, equipment and real property for $10.8 million in cash and reported an after-tax gain of $1.4 million. The after-tax gain is included in net income from discontinued operations for the three months ended March 31, 2005. We used the proceeds of the sale to pay down debt and trade payables. We reported these branches as discontinued operations and related assets were classified as held for sale effective December 31, 2004.

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

Contingencies

The Company carries insurance policies on insurable risks with coverage and other terms that it believes to be appropriate. The Company generally has self-insured retention limits and has obtained fully insured layers of coverage above such self-insured retention limits. Accruals for self-insurance losses are made based on claims experience. Liabilities for existing and unreported claims are accrued when it is probable that future costs will be incurred and can be reasonably estimated.

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

In 1995, Huttig was identified as a potentially responsible party in connection with the clean up of pentachlorophenol, or PCP, at a formerly owned property in Montana that was used for the manufacture of wood windows. Huttig is voluntarily remediating this property under the oversight of and in cooperation with the Montana Department of Environmental Quality (“MDEQ”), and is complying with a 1995 unilateral administrative order of the MDEQ to complete a remedial investigation and feasibility study. The remedial investigation was completed and approved in 1998 by the MDEQ, which has issued its final risk assessment of this property. In March 2003, the MDEQ approved Huttig’s work plan for conducting a feasibility study to evaluate alternatives for cleanup. In July 2004, Huttig submitted the feasibility study report, which evaluated several potential remedies, including continuation and enhancement of remedial measures already in place and operating. Huttig also submitted plans for testing new technologies that could effectively remediate the site. The MDEQ will comment on the feasibility study report and its recommended remedy, and then will select a final remedy, publish a record of decision and negotiate with Huttig for an administrative order of consent on the implementation of the final remedy. Based on experience to date in remediating this site, the Company believes that the scope of remediation that the MDEQ ultimately determines will not have a material adverse effect on its results of operations or financial condition. The Company spent less than $0.1 million on remediation costs at this site in each of the three month periods ended March 31, 2006 and 2005, respectively. The annual level of future remediation expenditures is difficult to estimate because of the uncertainty relating to the final remedy to be selected by the MDEQ. As of March 31, 2006, the Company has accrued $0.6 million for future costs of remediating this site. Until the MDEQ selects a final remedy, however, management can give no assurance as to the scope or cost to Huttig of the final remediation order.

In June 2004, as part of the due diligence conducted by a party interested in acquiring the American Pine Products facility in Prineville, Oregon, a previously unknown release of petroleum hydrocarbons and pentachlorophenol, or PCP, was discovered in soil and groundwater at the facility. Based on the initial investigation, the Company believes that the source of the contamination was a former wood-dipping operation on the property that was discontinued approximately 20 years ago, prior to Huttig acquiring the facility. The Company has voluntarily reported this discovery to the Oregon Department of Environmental Quality (“ODEQ”) and has agreed to participate in the ODEQ’s voluntary cleanup program. Pursuant to this program, the Company has begun to remediate the property by product recovery under the oversight of the ODEQ. The Company has substantially completed its investigation of the scope of contamination and has submitted a preliminary report describing that scope to the ODEQ. The Company has placed previous owners of the facility on notice and made a related claim against them for costs associated with the remediation of this property. The Company spent less than $0.1 million on remediation costs at this site in each of the three month periods ended March 31, 2006 and 2005. As of March 31, 2006, the Company has accrued approximately $0.2 million for future costs of remediating this site. Until the ODEQ selects a final remedy, however, management can give no assurance as to the scope or cost to Huttig of the final remediation order.

In addition, some of our current and former distribution centers are located in areas of current or former industrial activity where environmental contamination may have occurred, and for which we, among others, could be held responsible. We currently believe that there are no material environmental liabilities at any of our distribution center locations.

The Company and a former-employee driver had both been named as defendants in a wrongful death suit entitled Bank of Tampa (Estate of Jerome Parker) v. Huttig Building Products, Inc. and Noel Medina, Civil Action No. 8:05-CV-368, filed on or about January 28, 2005. The Plaintiff alleged liability for damages arising out of an accident that occurred on January 8, 2004 in Tampa, Florida. In March 2006, the parties entered into a final settlement of this lawsuit with no significant impact to the Company’s operating results or cash flows in the 2006 first quarter.

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

Cautionary Statement

Certain statements in this Form 10-Q contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements regarding:

•	our expectation that known contingencies, including risks relating to environmental and legal proceedings, will not have a material adverse effect on our financial position or cash flow;

•	our belief that cash from operations and funds under our credit facility will be sufficient to meet our short-term and long-term liquidity and capital expenditure requirements;

•	our belief that we have the product offerings, warehouse and support facilities, personnel, systems infrastructure and financial and competitive resources necessary for continued business success;

•	our liquidity and exposure to market risk; and

•	cyclical and seasonal trends, including our statements that operating profits are usually lower in the first and fourth quarters than in the second and third quarters, that we typically generate cash from working capital reductions in the fourth quarter and build working capital in the first quarter, and that our working capital requirements are generally greatest in the second and third quarters.

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

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have exposure to market risk as it relates to effects of changes in interest rates. We had debt outstanding at March 31, 2006 under our revolving credit facility of $37.5 million and a term loan of $23.6 million.

In September 2004, we entered into an interest rate swap agreement, which will expire in September 2009, which mirrors the term loan facility. The net effect of the swap agreement and the term loan facility is to provide the Company with a fixed rate of interest of 3.76%, plus an applicable borrowing spread of between 100 and 200 basis points above LIBOR depending on the ratio of senior debt to earnings before interest, taxes, depreciation and amortization, as defined (EBITDA) at the end of each quarter. This interest rate swap is used to hedge interest rate risks related to our variable rate term loan and is accounted for as a cash flow hedge.

All of our debt under our revolving credit facility accrues interest at a floating rate basis of between 100 and 200 basis points above LIBOR. If market interest rates for LIBOR had been different by an average of 1% for the three months ended March 31, 2006, our interest expense and income before taxes would have changed by $0.1 million. These amounts are determined by considering the impact of the hypothetical interest rates on our borrowing cost. This analysis does not consider the effects of any change in the overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management may take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our financial structure.

We are subject to periodic fluctuations in the price of wood and steel commodities. Profitability is influenced by these changes as prices change between the time we buy and sell the wood or steel. In addition, to the extent changes in interest rates affect the housing and remodeling market, we would be affected by such changes.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures – The Company, under the supervision and with the participation of our Disclosure Committee and management, including our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective as of March 31, 2006 in all material respects in (a) causing information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (b) causing such information to be accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control of Financial Reporting – There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

The Company and a former-employee driver had both been named as defendants in a wrongful death suit entitled Bank of Tampa (Estate of Jerome Parker) v. Huttig Building Products, Inc. and Noel Medina, Civil Action No. 8:05-CV-368, filed on or about January 28, 2005. The Plaintiff alleged liability for damages arising out of an accident that occurred on January 8, 2004 in Tampa, Florida. In March 2006, the parties entered into a final settlement of this lawsuit with no significant impact to the Company’s operating results or cash flows in the first quarter of 2006.

See Note 4 – Contingencies of the Notes to Consolidated Financial Statements in Item 1 for information on this and other legal proceedings in which the Company is involved.

ITEM 5 — OTHER INFORMATION

The Company and Hank Krey entered into a separation agreement (the “Agreement”) dated April 28, 2006 in connection with Mr. Krey’s resignation as Vice President – Chief Information Officer of the Company. Pursuant to the Agreement, the Company will pay Mr. Krey his base salary through March 30, 2007 or such earlier date as Mr. Krey obtains other full-time employment. In addition, Mr. Krey will have the right to continue to participate in certain of the Company’s benefit programs through that date. The Company will also pay Mr. Krey the balance in his deferred bonus bank at December 31, 2005 under the Company’s EVA Incentive Compensation Plan. The Agreement contains mutual releases of liability between Mr. Krey and Huttig.

The description of the Agreement set forth above is qualified in its entirety by reference to the actual terms of the Agreement, which is filed as an exhibit to this Quarterly Report on Form 10-Q.

ITEM 6 — EXHIBITS

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to the Form 10 filed with the Commission on September 21, 1999.)

3.2	Amended and Restated Bylaws of the Company (as of September 28, 2005). (Incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the Commission on October 4, 2005.)

*10.1	Agreement between Hank Krey and the Company dated April 28, 2006.

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management plan or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUTTIG BUILDING PRODUCTS, INC.

Date: May 4, 2006	/s/ Michael A. Lupo
Michael A. Lupo
President, Chief Executive Officer
And Director (Principal Executive Officer)

Date: May 4, 2006	/s/ David L. Fleisher
David L. Fleisher
Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
*10.1	Agreement between Hank Krey and the Company dated April 28, 2006.

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management plan or compensatory plan or arrangement