Form 10-Q
period 2006-06-30
HUTTIG BUILDING PRODUCTS INC
filed 2006-07-28
CIK 1093082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

The number of shares of Common Stock outstanding on June 30, 2006 was 20,522,641 shares.

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(In Millions, Except Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net sales	$296.3	$281.4	$577.4	$530.8
Cost of sales	239.9	228.5	466.3	430.4

Gross margin	56.4	52.9	111.1	100.4
Operating expenses	49.7	46.0	99.5	88.3
Gain on disposal of capital assets	—	—	—	(2.5)

Operating profit	6.7	6.9	11.6	14.6
Interest expense, net	(1.3)	(1.2)	(2.3)	(2.3)

Income from continuing operations before income taxes	5.4	5.7	9.3	12.3
Provision for income taxes	2.1	2.1	3.6	4.8

Income from continuing operations	3.3	3.6	5.7	7.5
Income (loss) from discontinued operations, net of taxes	—	(0.1)	—	1.3

Net Income	$3.3	$3.5	$5.7	$8.8

Net Income from Continuing Operations Per Share - Basic	$0.16	$0.18	$0.28	$0.38
Net Income (loss) from Discontinued Operations Per Share - Basic	—	(0.01)	—	0.06

Net Income Per Share - Basic	$0.16	$0.17	$0.28	$0.44

Net Income from Continuing Operations Per Share - Diluted	$0.16	$0.18	$0.28	$0.37
Net Income (loss) from Discontinued Operations Per Share - Diluted	—	(0.01)	—	0.06

Net Income Per Share - Diluted	$0.16	$0.17	$0.28	$0.43

See notes to unaudited consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Millions)

	June 30, 2006	December 31, 2005	June 30, 2005
	(unaudited)		(unaudited)
ASSETS

Current Assets:
Cash and equivalents	$1.5	$1.4	$10.3
Trade accounts receivable, net	108.8	85.3	107.7
Inventories	134.4	99.7	110.3
Other current assets	10.0	15.7	8.6

Total current assets	254.7	202.1	236.9

Property, Plant and Equipment:
Land	5.9	5.8	5.8
Building and improvements	32.2	31.6	30.5
Machinery and equipment	38.9	33.8	30.4

Gross property, plant and equipment	77.0	71.2	66.7
Less accumulated depreciation	36.0	34.8	32.8

Property, plant and equipment, net	41.0	36.4	33.9

Other Assets:
Goodwill, net	19.1	19.1	19.6
Other	7.8	7.9	7.4
Deferred income taxes	0.3	1.3	1.7

Total other assets	27.2	28.3	28.7

Total Assets	$322.9	$266.8	$299.5

See notes to unaudited consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Millions, Except Share and Per Share Data)

	June 30, 2006	December 31, 2005	June 30, 2005
	(unaudited)		(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Current maturities of long-term debt	$8.1	$9.7	$6.6
Trade accounts payable	103.6	88.5	96.0
Deferred income taxes	5.2	5.1	5.0
Accrued compensation	6.5	9.8	8.4
Other accrued liabilities	10.2	11.3	9.9

Total current liabilities	133.6	124.4	125.9

Non-current Liabilities:
Long-term debt, less current maturities	62.8	23.5	65.6
Other non-current liabilities	3.8	4.0	3.5

Total non-current liabilities	66.6	27.5	69.1

Shareholders’ Equity:
Preferred shares; $.01 par (5,000,000 shares authorized)	—	—	—
Common shares; $.01 par (50,000,000 shares authorized; at June 30, 2006, December 31, 2005 and June 30, 2005 - 20,896,145 shares issued)	0.2	0.2	0.2
Additional paid-in capital	36.4	35.2	35.3
Retained earnings	89.4	83.7	74.1
Unearned compensation - restricted stock	(1.9)	(0.7)	(1.1)
Accumulated other comprehensive income	0.6	0.4	—
Less: Treasury shares, at cost (373,504 shares at June 30, 2006, 728,319 shares at December 31, 2005 and 755,194 shares at June 30, 2005)	(2.0)	(3.9)	(4.0)

Total shareholders’ equity	122.7	114.9	104.5

Total Liabilities and Shareholders’ Equity	$322.9	$266.8	$299.5

See notes to unaudited consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(In Millions)

	Common Shares Outstanding, at Par Value	Additional Paid-In Capital	Retained Earnings	Unearned Compensation- Restricted Stock	Accumulated Other Comprehensive Income (Loss)	Treasury Shares, at Cost	Total Shareholders’ Equity
Balance at January 1, 2006	$0.2	$35.2	$83.7	$(0.7)	$0.4	$(3.9)	$114.9

Net income			5.7				5.7
Fair market value adjustment of derivatives, net of tax benefit					0.2		0.2

Comprehensive income							5.9

Restricted stock issued, net of forfeitures		0.8		(1.7)		0.9	—
Stock compensation		0.4		0.5			0.9
Tax benefit on exercise of stock options		0.3					0.3
Stock options exercised		(0.3)				1.0	0.7

Balance at June 30, 2006	$0.2	$36.4	$89.4	$(1.9)	$0.6	$(2.0)	$122.7

See notes to unaudited consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In Millions)

	Six Months Ended June 30,
	2006	2005
Cash Flows From Operating Activities:
Net income	$5.7	$8.8
Adjustments to reconcile net income to cash used in operations:
Net income from discontinued operations	—	(1.3)
Depreciation and amortization	2.9	3.0
Non-cash stock compensation expense	0.9	0.4
Gain on disposal of capital assets	—	(2.5)
Other adjustments	1.2	0.1
Changes in operating assets and liabilities:
Trade accounts receivable	(23.5)	(32.1)
Inventories	(34.7)	(27.8)
Trade accounts payable	15.1	32.2
Other	0.9	(1.3)

Net cash used in operating activities of continuing operations	(31.5)	(20.5)
Net cash used in operating activities of discontinued operations	—	(1.8)

Total cash used in operating activities	(31.5)	(22.3)

Cash Flows From Investing Activities:
Capital expenditures	(6.4)	(3.3)
Acquisition of Texas operations	—	(15.0)
Proceeds from disposition of capital assets	0.1	2.6
Proceeds from disposition of discontinued operations	—	10.8

Total cash used in investing activities	(6.3)	(4.9)

Cash Flows From Financing Activities:
Borrowing and repayment of debt, net	36.9	31.4
Exercise of stock options	0.7	2.8
Tax benefit on exercise of stock options	0.3	1.4

Total cash provided by financing activities	37.9	35.6

Net Increase in Cash and Equivalents	0.1	8.4
Cash and Equivalents, Beginning of Period	1.4	1.9

Cash and Equivalents, End of Period	$1.5	$10.3

Supplemental Disclosure of Cash Flow Information:
Interest paid	$2.1	$2.2
Income taxes paid	$3.2	$3.5
Assets acquired with debt obligations	$0.8	$3.1

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

Had the 2005 compensation cost been determined according to SFAS No. 123 (Revised), which was adopted by the Company on January 1, 2006 and is described in more detail below, the Company’s net income and earnings per share would have approximated the following pro forma amounts for the three and six months ended June 30, 2005:

(In millions, except per share amounts)	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income as reported	$3.5	$8.8
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	0.3	0.3
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(0.5)	(0.6)

Net income, pro forma	$3.3	$8.5

Net income per share - basic
As reported	$0.17	$0.44
Pro Forma	$0.16	$0.43
Net income per share - diluted
As reported	$0.17	$0.43
Pro Forma	$0.16	$0.42

The Company adopted SFAS No. 123 (Revised), Share-Based Payment on January 1, 2006 and has selected the Modified Prospective Application. Under this method, compensation costs recognized in the first six months of 2006 include compensation costs for all share-based payments granted through December 31, 2005 for which the requisite service period had not been completed and compensation costs for all share-based payments granted subsequent to December 31, 2005. The grant values based on the date of grant for the grants prior to December 31, 2005 would not have been significantly different than calculated under SFAS No. 123 (Revised).

The fair value of each option award is estimated as of the date of grant using the Black-Scholes option pricing model. The weighted average assumptions used for the six month period ended June 30, 2006 in the model were as follows: expected term 5.7 years, expected volatility 48.7%, risk free interest rate 4.4% and expected dividend 0%. The weighted average assumptions used for the six month period ended June 30, 2005 in the model were as follows: expected term 5.7 years, expected volatility 50.1%, risk free interest rate 4.1% and expected dividend 0%. The expected term is estimated based on the

Company’s past history of exercises and post-vesting employment termination behavior. The volatility is estimated based on historical volatility of Huttig stock calculated over the expected term of the option.

The following summary presents the information regarding the outstanding stock options as of December 31, 2005 and changes during the first six months of 2006 with regard to stock options:

	Shares (000’s)	Weighted Average Exercise Price	Average Remaining Contractual Term	Intrinsic Value (000’s)
Outstanding at December 31, 2005	1,292	$4.90
Options granted	189	8.77
Options exercised	(188)	4.17
Options cancelled	(20)	6.56

Outstanding at June 30, 2006	1,273	$5.56	7.2	$3,235
Exercisable at June 30, 2006	953	$4.57	6.5	$3,364

During the first six months of 2006, the Company granted 179,915 shares of restricted stock at a weighted average fair market value of $8.77 under its 2005 Executive Incentive Compensation Plan. In addition, the Company granted 27,504 restricted stock units at a fair market value of $8.73 under its 2005 Non Employee Directors’ Restricted Stock Plan in the first six months of 2006.

The Company recognized approximately $0.9 million, or approximately $0.6 million net of related tax effects, in non-cash stock-based compensation expense in the six months ended June 30, 2006 for stock options ($0.4 million) and restricted stock awards ($0.5 million). As of June 30, 2006, the total compensation expense not yet recognized related to non-vested options and restricted stock awards is approximately $1.2 million and $1.9 million, respectively, and the related weighted average period over which it is expected to be recognized is approximately 11 months and 14 months, respectively.

3. DEBT

Debt consisted of the following at June 30, 2006, December 31, 2005 and June 30, 2005 (in millions):

	June 30, 2006	December 31, 2005	June 30, 2005
Revolving credit facility	$43.2	$1.1	$40.0
Term loan	22.5	24.6	26.8
Capital lease and other obligations	5.2	7.5	5.4

Total debt	70.9	33.2	72.2
Less current portion	8.1	9.7	6.6

Long-term debt	$62.8	$23.5	$65.6

Credit Agreement — The Company has a credit agreement, which expires in September 2009, which provides for a term loan facility of $30 million and a revolving credit facility of up to $130 million. The revolving credit facility may be increased, subject to certain conditions, including bank approval, to a maximum availability of $180 million. As of June 30, 2006, the Company had revolving credit borrowings of $43.2 million, at a weighted average interest rate of 7.20%, and $22.5 million outstanding on the term loan under the credit agreement. The interest rate in the credit agreement on the term loan is variable. However, the Company has an interest rate swap agreement, which will expire in September 2009, which mirrors the term loan facility. The net effect of the swap agreement and the term loan facility is to provide the Company with a fixed rate of interest of 3.76%, plus an applicable borrowing spread of between 100 and 200 basis points above LIBOR depending on the ratio of senior debt to earnings before interest, taxes, depreciation and amortization, as defined (EBITDA) at the end of each quarter. This interest rate swap is used to hedge interest rate risks related to the Company’s variable rate term loan and is accounted for as a cash flow hedge. As of June 30, 2006, the effective interest rate on the term loan was 5.01%.

Compliance with the loan covenant in the credit agreement that is based on the amount of senior debt outstanding limits the amount available to the Company under its revolving credit facility. At June 30, 2006, the Company had approximately $38.0 million of credit available under its revolving credit facility in addition to the amount outstanding, based on the senior debt to EBITDA covenant.

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

The credit agreement contains financial covenants, including a minimum fixed charge coverage ratio, a maximum senior debt to EBITDA ratio, a minimum asset coverage ratio, and minimum tangible net worth. The credit agreement also contains restrictive covenants pertaining to the management and operations of Huttig and its subsidiaries. The covenants include, among others, limitations on indebtedness, guarantees, letters of credit, liens, investments, dividends, acquisitions, and asset sales. At June 30, 2006, the Company was in compliance with the debt covenants.

The credit agreement is guaranteed by each of the Company’s operating subsidiaries, and is secured by (i) a pledge to the administrative agent of the capital stock of Huttig’s subsidiaries, and (ii) the grant of security interests and liens on substantially all of the consolidated assets of Huttig and its subsidiaries, excluding, among other things, certain specified real estate assets.

At June 30, 2006, the Company had letters of credit outstanding under the credit agreement totaling $7.6 million, primarily for health and workers’ compensation insurance.

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

Huttig has been identified as a potentially responsible party at a formerly-owned property in Montana in connection with the clean up of pentachlorophenol, or PCP, that was used for the manufacture of wood windows and at a currently-owned facility in Prineville, Oregon, in connection with the clean up of petroleum hydrocarbons and PCP discovered in soil and groundwater at the facility. The Company spent less than $0.2 million on remediation costs at these sites in each of the six-month periods ended June 30, 2006 and June 30, 2005. As of June 30, 2006 and December 31, 2005, the Company had accrued approximately $0.8 million for future costs of remediating these sites. However, until a final remedy is selected by the respective state’s department of environmental quality, the Company can give no assurance as to the scope or cost to Huttig of the final remediation orders.

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

5. BASIC AND DILUTED NET INCOME PER SHARE

The following table sets forth the computation of net income per basic and diluted share (net income amounts in millions, share amounts in thousands, per share amounts in dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income available to common shareholders
Net income from continuing operations	$3.3	$3.6	$5.7	$7.5
Net income (loss) from discontinued operations	—	(0.1)	—	1.3

Net income	$3.3	$3.5	$5.7	$8.8

Weighted average number of basic shares outstanding	20,284	20,010	20,227	19,827

Net income per share - Basic
Net income from continuing operations	$0.16	$0.18	$0.28	$0.38
Net income (loss) from discontinued operations	—	(0.01)	—	0.06

Net income	$0.16	$0.17	$0.28	$0.44

Weighted average number of basic shares outstanding	20,284	20,010	20,227	19,827
Effect of dilutive securities – options, restricted stock and restricted stock units outstanding	309	389	343	445

Weighted average number of diluted shares outstanding	20,593	20,399	20,570	20,272

Net income per share - Diluted
Net income from continuing operations	$0.16	$0.18	$0.28	$0.37
Net income (loss) from discontinued operations	—	(0.01)	—	0.06

Net income	$0.16	$0.17	$0.28	$0.43

Stock options to purchase approximately 320,000 and 300,000 shares were not dilutive and, therefore, were not included in the computations of diluted income per share amounts for the three and six months ended June 30, 2006, respectively. For the three and six months ended June 30, 2005, all stock options were dilutive.

6. DIVESTITURES

During the first six months of 2005, the Company sold its remaining Builder Resource one-step branches and certain assets, including certain accounts receivable, inventory, equipment and real property for $10.8 million in cash and reported an after-tax gain of $1.3 million. The after-tax gain is included in net income from discontinued operations for the first six months of 2005. The Company used the proceeds of the sale to pay down debt and retained trade payables. The operating results of our discontinued operations are shown below.

DISCONTINUED OPERATIONS

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(In millions)

Six Months Ended June 30, 2005
Net Sales	$2.5

Income before Income Taxes	2.1
Provision for Income Taxes	(0.8)

Net Income	$1.3

7. EFFECT OF NEW ACCOUNTING STATEMENTS

In June 2004, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation is effective January 1, 2007 for the Company. The Company is currently evaluating the adoption of this Interpretation and does not currently have an estimate of the impact on the consolidated financial statements.

8. SUBSEQUENT EVENT

On July 27, 2006, the Company announced the closing of its Minneapolis, Minnesota and Hazelwood, Missouri branches and the consolidation of its Fort Wayne, Indiana branch into its Indianapolis, Indiana branch operations. The Company expects to incur approximately $1.6 million in operating charges related to these actions during the remainder of 2006 for remaining lease rentals, asset write-offs/transfer costs and employee severance payments. The Company expects $1.2 million of these charges to be cash payments, including $0.9 million relating to remaining lease rentals on these three facilities, being paid out over the terms of the various leases in 2006, 2007 and 2008.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Huttig is a distributor of building materials used principally in new residential construction and in home improvement, remodeling, and repair work. We distribute our products through 43 distribution centers serving 48 states and sell primarily to building materials dealers, national buying groups, home centers and industrial users, including makers of manufactured homes.

The following table sets forth our sales from continuing operations, by product classification as a percentage of total sales:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Millwork(1)	53%	52%	53%	52%
General Building Products(2)	32%	30%	31%	30%
Wood Products(3)	15%	18%	16%	18%

Total Net Product Sales	100%	100%	100%	100%

(1)	Millwork includes exterior and interior doors, pre-hung door units, windows, patio doors, mouldings, frames, stair parts and columns.
(2)	General building products include composite decking, connectors, fasteners, housewrap, roofing products, insulation and other miscellaneous building products.
(3)	Wood products include engineered wood products, and other wood products, such as lumber and panels.

Industry Conditions

Various factors historically have caused our results of operations to fluctuate from period to period. These factors include levels of construction, home improvement and remodeling activity, weather, prices of commodity wood, steel and petroleum-based products, fuel costs, interest rates, competitive pressures, availability of credit and other local, regional and national economic conditions. Many of these factors are cyclical or seasonal in nature. We anticipate that fluctuations from period to period will continue in the future. Our first quarter and fourth quarter are generally adversely affected by winter weather patterns in the Midwest and Northeast, which typically result in seasonal decreases in levels of construction activity in these areas. Because much of our overhead and expenses remain relatively fixed throughout the year, our operating profits tend to be lower during the first and fourth quarters.

We believe we have the product offerings, warehouse and support facilities, personnel, systems infrastructure and financial and competitive resources necessary for continued business success. Our future revenues, costs and profitability, however, are all likely to be influenced by a number of risks and uncertainties, including those discussed under “Cautionary Statement” below.

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles, which require management to make estimates and assumptions. Management bases these estimates and assumptions on historical results and known trends as well as management forecasts. Actual results could differ from these estimates and assumptions. See our Annual Report on Form 10-K for the year ended December 31, 2005 in Part II, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Estimates.”

Effect of New Accounting Statements

In June 2004, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation is effective January 1, 2007 for the Company. The Company is currently evaluating the adoption of this Interpretation and does not currently have an estimate of the impact on the consolidated financial statements.

Results of Operations

Three Months Ended June 30, 2006 Compared to the Three Months Ended June 30, 2005

Continuing Operations

Net sales from continuing operations were $296.3 million, which were $14.9 million, or approximately 5%, higher than 2005. Sales increased in all but the Midwest region. By region, sales in the Southeast, West, and Northeast regions increased 11%, 5%, and 4%, respectively. Sales in the Midwest region declined 2%.

By product, sales increased in the millwork and building product categories, compared to the year-ago quarter and sales in the wood products category decreased slightly. Millwork sales increased 5% to $155.8 million primarily due to increased sales of interior and exterior doors. Building products sales increased 14% to $94.8 million, led by decking, siding, roofing, railings, connectors, and fasteners. Engineered wood sales were up 34% to $13.5 million, while sales of other wood products, mostly commodity products, decreased 17% to $32.2 million.

Gross margin increased 7% to $56.4 million or 19.0% of sales as compared to $52.9 million or 18.8% of sales in the prior year period. As compared to the prior year quarter, our gross margin as a percentage of sales benefited from a more favorable product mix of building products and engineered wood, along with higher margins on millwork, including mouldings, and increased vendor rebates earned. Moulding margins in the 2005 second quarter were negatively impacted by a decline in moulding prices.

Operating expenses totaled $49.7 million or 16.8% of sales in the 2006 second quarter, compared to $46.0 million or 16.3% of sales in the 2005 second quarter. Operating expenses in the 2006 second quarter reflected increased personnel costs of $2.8 million compared to the 2005 second quarter primarily due to an increase in employee headcount to support the Company’s new branches and other expansion strategies. Personnel costs in the 2006 second quarter include non-cash stock-based compensation expense of $0.5 million compared to $0.4 million in the second quarter of 2005. Non-personnel expenses increased $0.9 million in the 2006 second quarter, as compared to the 2005 second quarter. The increase in non-personnel expenses was primarily due to higher fuel and building and equipment rent costs, including expenses associated with our new branches as these investments ramped up.

Net interest expense increased to $1.3 million in the current quarter from $1.2 million in the prior year quarter primarily from increased interest rates.

Income taxes as a percentage of pre-tax income for the three months ended June 30, 2006 and 2005 were approximately 38% and 37%, respectively.

As a result of the foregoing factors, operating profit from continuing operations decreased to $6.7 million in the 2006 second quarter from $6.9 million in the year ago quarter. Net income from continuing operations was $3.3 million, or $0.16 per diluted share, in the 2006 second quarter, as compared to $3.6 million, or $0.18 per diluted share, in the 2005 second quarter.

Six Months Ended June 30, 2006 Compared to the Six Months Ended June 30, 2005

Continuing Operations

Net sales from continuing operations were $577.4 million, which were $46.6 million, or approximately 9%, higher than 2005. Sales increased in all but the Midwest region. By region, sales in the Southeast, Northeast and West regions increased 16%, 8% and 7%, respectively. Sales in the Midwest region decreased 1%.

By product, sales increased in the millwork and building product categories compared to the year-ago period and sales in the wood products category decreased slightly. Millwork sales increased 10% to $308.1 million primarily due to increased sales of exterior and interior doors. Building products increased 16% to $181.4 million, led by decking, siding, roofing, connectors, railings and fasteners. Engineered wood sales were up 30% to $25.2 million, while sales of other wood products, mostly commodity products, decreased 18% to $62.7 million.

Gross margin increased 11% to $111.1 million or 19.2% of sales as compared to $100.4 million or 18.9% of sales in the prior year period. As compared to the prior year period, our gross margin in the six months ended June 30, 2006 as a percentage of sales benefited from a more favorable product mix of millwork, building products and engineered wood along with higher margins on millwork, including mouldings, and increased vendor rebates earned. Moulding margins in the first six months of 2005 were negatively impacted by a decline in moulding prices.

Operating expenses totaled $99.5 million or 17.2% of sales in the first six months of 2006, compared to $88.3 million or 16.6% of sales in the prior-year period. Operating expenses in 2006 included an increase of approximately $0.5 million of non-cash stock-based compensation expense as the Company began expensing stock options effective January 1, 2006. Operating expenses in the first six months of 2006 also reflected other increased personnel costs of $7.2 million primarily due to an increase in employee headcount to support the Company’s new branches and other expansion strategies. Non-personnel expenses increased $4.0 million in the first six months of 2006, as compared to the first six months of 2005 which benefited approximately $0.6 million from the settlement of the Rugby lawsuit. Excluding the Rugby settlement, the $3.4 million increase in non-personnel expenses was primarily due to higher fuel, building and equipment rent costs, utilities and delivery costs, including expenses associated with our new branches as these investments ramped up.

The first six months of 2005 included a gain on the sale of a facility of $2.5 million, which benefited after-tax results by approximately $0.08 a share.

Net interest expense was $2.3 million in both the first six months of 2006 and 2005, as lower 2006 debt balances were offset by increased interest rates in the 2006 period.

Income taxes as a percentage of pre-tax income for the six months ended June 30, 2006 and 2005 were approximately 38% and 39%, respectively.

As a result of the foregoing factors, operating profit from continuing operations decreased to $11.6 million in the first six months of 2006 from $14.6 million in the first six months of 2005. Net income from continuing operations was $5.7 million, or $0.28 per diluted share, in the first six months of 2006, as compared to $7.5 million, or $0.37 per diluted share, in the first six months of 2005, which included the $2.5 million gain on the sale of a facility and the $0.6 million favorable legal settlement that together benefited the first six months of 2005 by $0.09 per diluted share.

Discontinued Operations

Results from discontinued operations in the six months ended June 30, 2005 reflect sales of $2.5 million and an after-tax gain of $1.3 million on the February 1, 2005 divestiture of the remaining Builder Resource one-step branches.

Liquidity and Capital Resources

We depend on cash flow from operations and funds available under our revolving credit facility to finance seasonal working capital needs, capital expenditures and any acquisitions that we may undertake. Our working capital requirements are generally greatest in the second and third quarters, which reflect the seasonal nature of our business. The second and third quarters are also typically our strongest operating quarters, largely due to more favorable weather throughout many of our markets compared to the first and fourth quarters. We typically generate cash from working capital reductions in the fourth quarter of the year and build working capital during the first quarter in preparation for our second and third quarters. We also maintain significant inventories to meet rapid delivery requirements of our customers and to enable us to obtain favorable pricing, delivery and service terms with our suppliers. At June 30, 2006, December 31, 2005 and June 30, 2005, inventories constituted approximately 42%, 37% and 37% of our total assets, respectively. We also closely monitor operating expenses and inventory levels during seasonally affected periods and, to the extent possible, manage variable operating costs to minimize seasonal effects on our profitability.

Operations. Cash used in continuing operating activities increased $11.0 million to $31.5 million for the six months ended June 30, 2006 from $20.5 million for the first six months of 2005. Accounts receivable increased by $23.5 million in the first six months of 2006 compared to an increase of $32.1 in the first six months of 2005. Days sales outstanding decreased to 33.5 days at June 30, 2006 compared to 34.9 days at June 30, 2005 based on annualized sales for the respective immediately preceding quarter. Inventory increased by $34.7 million in the 2006 first six months compared to an increase of $27.8 million in the 2005 first six months. Annualized inventory turns, calculated as the ratio of annualized cost of goods sold for each three-month period ended June 30 divided by the average of the beginning and ending inventory balances for each such three-month period, were 7.5 turns at June 30, 2006 compared to 8.4 turns at June 30, 2005. The reduction in inventory turns is partially related to our investment in inventory at our new Long Island and Minneapolis branches, inventory restocking at our Riviera Beach branch in anticipation of the July 2006 reopening of the branch while still maintaining inventory at our Central Florida facility to service Riviera Beach’s customer base and to inventory purchased in the second quarter of 2006 related to a new wood product line for sales in the following quarters of 2006. Finally, in the first half of 2006, the Company received a $2.0 million insurance recovery on the inventory at its leased facility in Riviera Beach, Florida which had been damaged by Hurricane Wilma.

Investing. Cash used in investing activities for the six months ended June 30, 2006 reflects $3.1 million related to a new enterprise resource planning system and the balance relates primarily to machinery and equipment at multiple branch locations. Cash used in investing activities for the six months ended June 30, 2005 reflects $15.0 million used for the acquisition of Texas Wholesale in Dallas, Texas, and $3.3 million of capital expenditures for continuing operating activities and for development of the new enterprise resource planning system. The uses of cash in investing activities in the first six months of 2005 were partially offset by $10.8 million of proceeds from the disposition of our remaining Builder Resource locations in Alabama, Tennessee, and Kansas, and $2.4 million of proceeds from the sale of our Manchester, New Hampshire facility. At June 30, 2006, the Company has invested approximately $8.8 million in a new enterprise resource planning system. During the first six months of 2006, we invested $3.9 million in this project, including approximately $0.8 million related to consulting services financed directly by our vendor and considered non-cash financing. The balance of approximately $3.1 million relates primarily to consulting services and internal costs capitalized in developing this system.

Financing. Cash provided from financing activities for the first six months of 2006 and 2005 primarily reflects $36.9 million and $31.4 million in net borrowings, respectively. Cash provided from financing activities in the 2006 and 2005 first six months also reflects $1.0 million and $4.2 million, respectively, from the exercise of employee stock options.

The Company has a credit agreement, which expires in September 2009, which provides for a term loan facility of $30 million and a revolving credit facility of up to $130 million. The revolving credit facility may be increased, subject to certain conditions, including bank approval, to a maximum availability of $180 million. As of June 30, 2006, the Company had revolving credit borrowings of $43.2 million, at a weighted average interest rate of 7.20%, and $22.5 million outstanding on the term loan under the credit agreement. The interest rate in the credit agreement on the term loan is variable. However, the Company has an interest rate swap agreement, which will expire in September 2009, which mirrors the term loan facility. The net effect of the swap agreement and the term loan facility is to provide the Company with a fixed rate of interest of 3.76%, plus an applicable borrowing spread of between 100 and 200 basis points above LIBOR depending on the ratio of senior debt to earnings before interest, taxes, depreciation and amortization, as defined (EBITDA) at the end of each quarter. This interest rate swap is used to hedge interest rate risks related to the Company’s variable rate term loan and is accounted for as a cash flow hedge. As of June 30, 2006, the effective interest rate on the term loan was 5.01%.

Compliance with the loan covenant in the credit agreement that is based on the amount of senior debt outstanding limits the amount available to the Company under its revolving credit facility. At June 30, 2006, the Company had approximately $38.0 million of credit available under its revolving credit facility in addition to the amount outstanding, based on the senior debt to EBITDA covenant.

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

The credit agreement contains financial covenants, including a minimum fixed charge coverage ratio, a maximum senior debt to EBITDA ratio, a minimum asset coverage ratio, and minimum tangible net worth. The credit agreement also contains restrictive covenants pertaining to the management and operations of Huttig and its subsidiaries. The covenants include, among others, limitations on indebtedness, guarantees, letters of credit, liens, investments, dividends, acquisitions, and asset sales. At June 30, 2006, the Company was in compliance with the debt covenants.

The credit agreement is guaranteed by each of the Company’s operating subsidiaries, and is secured by (i) a pledge to the administrative agent of the capital stock of Huttig’s subsidiaries, and (ii) the grant of security interests and liens on substantially all of the consolidated assets of Huttig and its subsidiaries, excluding, among other things, certain specified real estate assets.

At June 30, 2006, the Company had letters of credit outstanding under the credit agreement totaling $7.6 million, primarily for health and workers’ compensation insurance.

We believe that cash generated from our operations and funds available under our credit facility will provide sufficient funds to meet our currently anticipated short-term and long-term liquidity and capital expenditure requirements.

Off-Balance Sheet Arrangements

In addition to funds available from operating cash flows, and bank credit agreements as described above, we use operating leases as a principal off-balance sheet technique. Operating leases are employed as an alternative to purchasing certain property, plant and equipment. See our Annual Report on Form 10-K for the year ended December 31, 2005 in Part II, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Commitments and Contingencies.”

Divestitures

During the first six months of 2005, we sold our remaining Builder Resource one-step branches, and certain assets, including accounts receivable, inventory, equipment and real property for $10.8 million in cash and reported an after-tax gain of $1.3 million. The after-tax gain is included in net income from discontinued operations for the six months ended June 30, 2005. We used the proceeds of the sale to pay down debt and trade payables.

Acquisition

During the first six months of 2005, we, through our wholly owned subsidiary, Huttig Texas Limited Partnership, completed the purchase of substantially all of the assets of Texas Wholesale for $15.0 million in cash, $2.2 million in guaranteed payments to the former majority owner and the assumption of certain liabilities. The source of funds for the acquisition was our existing credit facility.

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

Huttig has been identified as a potentially responsible party at a formerly-owned property in Montana in connection with the clean up of pentachlorophenol, or PCP, that was used for the manufacture of wood windows and at a currently-owned facility in Prineville, Oregon, in connection with the clean up of petroleum hydrocarbons and PCP discovered in soil and groundwater at the facility. The Company spent less than $0.2 million on remediation costs at these sites in each of the six-month periods ended June 30, 2006 and June 30, 2005. As of June 30, 2006 and December 31, 2005, the Company had accrued approximately $0.8 million for future costs of remediating these sites. However, until a final remedy is selected by the respective state’s department of environmental quality, the Company can give no assurance as to the scope or cost to Huttig of the final remediation orders.

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

Cautionary Statement

Certain statements in this Form 10-Q contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements regarding:

•	our expectation that known contingencies, including risks relating to environmental, product liability and other legal matters, will not have a material adverse effect on our financial position or cash flow;

•	our expectation regarding the timing and amount of charges, including the cash portion of such charges, that we will incur in connection with the closing of our branches in Hazelwood, Missouri; Minneapolis, Minnesota; and Fort Wayne, Indiana;

•	our belief that cash from operations and funds under our credit facility will be sufficient to meet our short-term and long-term liquidity and capital expenditure requirements;

•	our belief that we have the product offerings, warehouse and support facilities, personnel, systems infrastructure and financial and competitive resources necessary for continued business success;

•	our liquidity and exposure to market risk; and

•	cyclical and seasonal trends, including our statements that operating profits are usually lower in the first and fourth quarters than in the second and third quarters, that we typically generate cash from working capital reductions in the fourth quarter and build working capital in the first quarter, and that our working capital requirements are generally greatest in the second and third quarters.

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

These statements present management’s expectations, beliefs, plans and objectives regarding our future business and financial performance. These forward-looking statements are based on current projections, estimates, assumptions and judgments, and involve known and unknown risks and uncertainties. There are a number of factors that could cause our actual results to differ materially from those expressed or implied in the forward-looking statements. These factors include, but are not limited to, the following:

•	the strength of the national and local new residential construction and home improvement and remodeling markets, which in turn depend on factors such as

•	interest rates;

•	immigration patterns;

•	regional demographics;

•	employment levels;

•	availability of credit;

•	prices of wood and steel products;

•	consumer confidence; and

•	weather conditions;

•	the level of competition in our industry;

•	our relationships with suppliers of the products we distribute;

•	our ability to comply with availability requirements and financial covenants under our revolving credit facility;

•	fluctuation in prices of wood and steel products;

•	costs of complying with environmental laws and regulations;

•	our exposure to product liability claims;

•	our ability to attract and retain key personnel;

•	risk of losses associated with accidents; and

•	the accuracy of our assumptions regarding the timing and amount of charges that we expect to incur in connection with the closing of our branches in Hazelwood, Missouri; Minneapolis, Minnesota; and Fort Wayne, Indiana.

Additional information concerning these and other factors that could materially affect our results of operations and financial condition are included in our most recent Annual Report on Form 10-K. We disclaim any obligation to publicly update or revise any of these forward-looking statements.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have exposure to market risk as it relates to effects of changes in interest rates. We had debt outstanding at June 30, 2006 under our revolving credit facility of $43.2 million and a term loan of $22.5 million.

We have an interest rate swap agreement which will expire in September 2009, which mirrors the term loan facility. The net effect of the swap agreement and the term loan facility is to provide the Company with a fixed rate of interest of 3.76%, plus an applicable borrowing spread of between 100 and 200 basis points above LIBOR depending on the ratio of senior debt to earnings before interest, taxes, depreciation and amortization, as defined (EBITDA) at the end of each quarter. This interest rate swap is used to hedge interest rate risks related to our variable rate term loan and is accounted for as a cash flow hedge.

All of our debt under our revolving credit facility accrues interest at a floating rate basis of between 100 and 200 basis points above LIBOR. If market interest rates for LIBOR had been different by an average of 1% for the six months ended June 30, 2006, our interest expense and income before taxes would have changed by $0.2 million. These amounts are determined by considering the impact of the hypothetical interest rates on our borrowing cost. This analysis does not consider the effects of any change in the overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management may take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our financial structure.

We are subject to periodic fluctuations in the price of wood, steel and petroleum-based commodities. Profitability is influenced by these changes as prices change between the time we buy and sell the wood, steel or petroleum-based products. In addition, to the extent changes in interest rates affect the housing and remodeling market, we would be affected by such changes.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures – The Company, under the supervision and with the participation of our Disclosure Committee and management, including our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective as of June 30, 2006 in all material respects in (a) causing information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (b) causing such information to be accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control of Financial Reporting – There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

See Note 4 – Contingencies of the Notes to Consolidated Financial Statements in Item 1 for information on this and other legal proceedings in which the Company is involved. See also Part II, Item 1-“Other Information-Legal Proceedings” in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our Annual Meeting of Shareholders on April 24, 2006. At the Annual Meeting, shareholders elected the following directors for terms of office expiring in 2009.

Director	Votes For	Votes Withheld
Dorsey R. Gardner	18,761,744	328,657
Philippe J. Gastone	18,887,704	202,697
Michael A. Lupo	18,903,601	186,800
Delbert H. Tanner	18,811,333	279,068

Pursuant to the terms of the Proxy Statement for the Annual Meeting, proxies received were voted, unless authority was withheld, in favor of the election of the four directors named above.

After the Annual Meeting, the term of office as a director of the Company of each of the following directors continued: E. Thayer Bigelow, Jr., R.S. Evans, Richard S. Forté, Donald L. Glass, J. Keith Matheney and Steven A. Wise.

A proposal to ratify the appointment of KPMG LLP as our independent registered public accounting firm for the year ending December 31, 2006 was approved, receiving 18,820,583 votes FOR and 133,165 votes AGAINST, with 136,651 ABSTENTIONS.

ITEM 6 — EXHIBITS

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Form 10 filed with the Securities and Exchange Commission on September 21, 1999.)

3.2	Amended and Restated Bylaws of the Company (as of September 28, 2005) (Incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the Securities and Exchange Commission on October 4, 2005.)

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUTTIG BUILDING PRODUCTS, INC.

Date: July 28, 2006	/s/ Michael A. Lupo
Michael A. Lupo
President, Chief Executive Officer And Director (Principal Executive Officer)

Date: July 28, 2006	/s/ David L. Fleisher
David L. Fleisher
Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.