Form 10-Q
period 2006-09-30
HUTTIG BUILDING PRODUCTS INC
filed 2006-10-30
CIK 1093082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

The number of shares of Common Stock outstanding on September 30, 2006 was 20,522,641 shares.

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In Millions, Except Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net sales	$294.2	$301.9	$871.6	$832.7
Cost of sales	244.3	243.4	710.6	673.8

Gross margin	49.9	58.5	161.0	158.9
Operating expenses	63.0	47.1	162.5	135.4
Gain on disposal of capital assets	—	—	—	(2.5)

Operating profit (loss)	(13.1)	11.4	(1.5)	26.0
Interest expense, net	1.6	1.2	3.9	3.5

Income (Loss) from continuing operations before income taxes	(14.7)	10.2	(5.4)	22.5
Provision (benefit) for income taxes	(5.6)	3.9	(2.0)	8.7

Income (Loss) from continuing operations	(9.1)	6.3	(3.4)	13.8
Income from discontinued operations, net of taxes	—	—	—	1.3

Net Income (Loss)	$(9.1)	$6.3	$(3.4)	$15.1

Net Income (Loss) from Continuing Operations Per Share - Basic	$(0.45)	$0.31	$(0.17)	$0.69
Net Income from Discontinued Operations Per Share - Basic	—	—	—	0.07

Net Income (Loss) Per Share - Basic	$(0.45)	$0.31	$(0.17)	$0.76

Net Income (Loss) from Continuing Operations Per Share - Diluted	$(0.45)	$0.31	$(0.17)	$0.68
Net Income from Discontinued Operations Per Share - Diluted	—	—	—	0.06

Net Income (Loss) Per Share - Diluted	$(0.45)	$0.31	$(0.17)	$0.74

Basic shares outstanding	20,307	20,165	20,259	19,898

Diluted shares outstanding	20,307	20,577	20,259	20,393

See notes to unaudited consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Millions)

	September 30, 2006	December 31, 2005	September 30, 2005
	(unaudited)		(unaudited)
ASSETS

Current Assets:
Cash and equivalents	$6.8	$1.4	$3.7
Trade accounts receivable, net	105.2	85.3	118.8
Inventories	125.1	99.7	109.9
Other current assets	9.4	15.7	8.7

Total current assets	246.5	202.1	241.1

Property, Plant and Equipment:
Land	6.0	5.8	5.8
Building and improvements	32.5	31.6	30.7
Machinery and equipment	32.0	33.8	32.4

Gross property, plant and equipment	70.5	71.2	68.9
Less accumulated depreciation	39.5	34.8	34.0

Property, plant and equipment, net	31.0	36.4	34.9

Other Assets:
Goodwill, net	19.1	19.1	19.0
Other	7.2	7.9	8.1
Deferred income taxes	3.5	1.3	1.7

Total other assets	29.8	28.3	28.8

Total Assets	$307.3	$266.8	$304.8

See notes to unaudited consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Millions, Except Share and Per Share Data)

	September 30, 2006	December 31, 2005	September 30, 2005
	(unaudited)		(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Current maturities of long-term debt	$7.1	$9.7	$7.5
Trade accounts payable	94.8	88.5	94.8
Deferred income taxes	2.2	5.1	5.9
Accrued compensation	6.4	9.8	7.5
Other accrued liabilities	13.1	11.3	11.9

Total current liabilities	123.6	124.4	127.6

Non-current Liabilities:
Long-term debt, less current maturities	66.3	23.5	62.1
Other non-current liabilities	3.6	4.0	3.7

Total non-current liabilities	69.9	27.5	65.8

Shareholders’ Equity:
Preferred shares; $.01 par (5,000,000 shares authorized)	—	—	—
Common shares; $.01 par (50,000,000 shares authorized; at September 30, 2006, December 31, 2005 and September 30, 2005 - 20,896,145 shares issued)	0.2	0.2	0.2
Additional paid-in capital	36.7	35.2	35.3
Retained earnings	80.3	83.7	80.4
Unearned compensation—restricted stock	(1.7)	(0.7)	(1.0)
Accumulated other comprehensive income	0.3	0.4	0.3
Less: Treasury shares, at cost (373,504 shares at September 30, 2006, 728,319 shares at December 31, 2005 and 723,194 shares at September 30, 2005)	(2.0)	(3.9)	(3.8)

Total shareholders’ equity	113.8	114.9	111.4

Total Liabilities and Shareholders’ Equity	$307.3	$266.8	$304.8

See notes to unaudited consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(In Millions)

	Common Shares Outstanding, at Par Value	Additional Paid-In Capital	Retained Earnings	Unearned Compensation- Restricted Stock	Accumulated Other Comprehensive Income (Loss)	Treasury Shares, at Cost	Total Shareholders’ Equity
Balance at January 1, 2006	$0.2	$35.2	$83.7	$(0.7)	$0.4	$(3.9)	$114.9

Net loss			(3.4)				(3.4)
Fair market value adjustment of derivatives, net of tax benefit					(0.1)		(0.1)

Comprehensive loss							(3.5)

Restricted stock issued, net of forfeitures		0.8		(1.7)		0.9	—
Stock compensation		0.6		0.7			1.3
Tax benefit on exercise of stock options		0.3					0.3
Stock options exercised		(0.2)				1.0	0.8

Balance at September 30, 2006	$0.2	$36.7	$80.3	$(1.7)	$0.3	$(2.0)	$113.8

See notes to unaudited consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In Millions)

	Nine Months Ended September 30,
	2006	2005
Cash Flows From Operating Activities:
Net income (loss)	$(3.4)	$15.1
Adjustments to reconcile net income (loss) to cash used in operations:
Net income from discontinued operations	—	(1.3)
Depreciation and amortization	4.7	4.7
Asset impairment	10.9	—
Non-cash stock compensation expense	1.4	0.5
Gain on disposal of capital assets	—	(2.5)
Other adjustments	(5.2)	0.9
Changes in operating assets and liabilities:
Trade accounts receivable	(19.9)	(43.4)
Inventories	(25.4)	(27.4)
Trade accounts payable	6.3	30.9
Other	3.3	(1.2)

Net cash provided by (used in) operating activities of continuing operations	(27.3)	(23.7)
Net cash provided by (used in) operating activities of discontinued operations	—	(1.0)

Total cash provided by (used in) operating activities	(27.3)	(24.7)

Cash Flows From Investing Activities:
Capital expenditures	(8.0)	(4.5)
Acquisition of Texas operations	—	(15.0)
Proceeds from disposition of capital assets	0.2	2.7
Proceeds from disposition of discontinued operations	—	10.8

Total cash used in investing activities	(7.8)	(6.0)

Cash Flows From Financing Activities:
Borrowing and repayment of debt, net	39.4	28.0
Exercise of stock options	0.8	3.0
Tax benefit on exercise of stock options	0.3	1.5

Total cash provided by (used in) financing activities	40.5	32.5

Net Increase (decrease) in Cash and Equivalents	5.4	1.8
Cash and Equivalents, Beginning of Period	1.4	1.9

Cash and Equivalents, End of Period	$6.8	$3.7

Supplemental Disclosure of Cash Flow Information:
Interest paid	$3.2	$3.3
Income taxes paid	$4.5	$4.1
Assets acquired with debt obligations	$0.8	$3.1

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

Had the 2005 compensation cost been determined according to SFAS No. 123 (Revised), which was adopted by the Company on January 1, 2006 and is described in more detail below, the Company’s net income and earnings per share would have approximated the following pro forma amounts for the three and nine months ended September 30, 2005:

(In millions, except per share amounts)	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income as reported	$6.3	$15.1
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	0.3
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(0.1)	(0.7)

Net income, pro forma	$6.2	$14.7

Net income per share - basic
As reported	$0.31	$0.76
Pro Forma	$0.31	$0.74
Net income per share - diluted
As reported	$0.31	$0.74
Pro Forma	$0.30	$0.72

The Company adopted SFAS No. 123 (Revised), Share-Based Payment on January 1, 2006 and has selected the Modified Prospective Application. Under this method, compensation costs recognized in the first nine months of 2006 include compensation costs for all share-based payments granted through December 31, 2005 for which the requisite service period had not been completed and compensation costs for all share-based payments granted subsequent to December 31, 2005. The grant values based on the date of grant for the grants prior to December 31, 2005 would not have been significantly different than calculated under SFAS No. 123 (Revised).

The fair value of each option award is estimated as of the date of grant using the Black-Scholes option pricing model. The weighted average assumptions used for the nine month period ended September 30, 2006 in the model were as follows: expected term 5.7 years, expected volatility 48.7%, risk free interest rate 4.4% and expected dividend 0%. The weighted average assumptions used for the nine month period ended September 30, 2005 in the model were as follows: expected term 5.7 years, expected volatility 50.1%, risk free interest rate 4.1% and expected dividend 0%. The expected term is estimated based on the Company’s past history of exercises and post-vesting employment termination behavior. The volatility is estimated based on historical volatility of Huttig stock calculated over the expected term of the option.

The following summary presents the information regarding the outstanding stock options as of December 31, 2005 and changes during the first nine months of 2006 with regard to stock options:

	Shares (ooo’s)	Weighted Average Exercise Price	Average Remaining Contractual Term	Intrinsic Value (ooo’s)
Outstanding at December 31, 2005	1,292	$4.90
Options granted	189	8.77
Options exercised	(188)	4.17
Options cancelled	(40)	7.63

Outstanding at September 30, 2006	1,253	$5.51	6.8	$28
Exercisable at September 30, 2006	967	$4.53	6.2	$960

During the first nine months of 2006, the Company granted 179,915 shares of restricted stock at a weighted average fair market value of $8.77 under its 2005 Executive Incentive Compensation Plan. In addition, the Company granted 27,504 restricted stock units at a fair market value of $8.73 under its 2005 Non Employee Directors’ Restricted Stock Plan during the first nine months of 2006.

The Company recognized approximately $1.4 million, or approximately $0.9 million net of related tax effects, in non-cash stock-based compensation expense in the nine months ended September 30, 2006 for stock options ($0.6 million) and restricted stock awards ($0.8 million). As of September 30, 2006, the total compensation expense not yet recognized related to non-vested options and restricted stock awards is approximately $0.9 million and $1.7 million, respectively, and the related weighted average period over which it is expected to be recognized is approximately 7 months and 12 months, respectively.

3. DEBT

Debt consisted of the following at September 30, 2006, December 31, 2005 and September 30, 2005 (in millions):

	September 30, 2006	December 31, 2005	September 30, 2005
Revolving credit facility	$48.3	$1.1	$38.5
Term loan	21.4	24.6	25.7
Capital lease and other obligations	3.7	7.5	5.4

Total debt	73.4	33.2	69.6
Less current portion	7.1	9.7	7.5

Long-term debt	$66.3	$23.5	$62.1

Credit Agreement — The Company had a credit agreement, which was scheduled to expire in September 2009, which provided for a term loan facility of $30 million and a revolving credit facility of up to $130 million. As of September 30, 2006, the Company had revolving credit borrowings of $48.3 million, at a weighted average interest rate of 7.49%, and $21.4 million outstanding on the term loan under the credit agreement at a effective rate of 5.51%.

The credit agreement contained financial covenants, including a minimum fixed charge coverage ratio, a maximum senior debt to EBITDA ratio, a minimum asset coverage ratio, and minimum tangible net worth. The credit agreement also contained restrictive covenants pertaining to the management and operations of Huttig and its subsidiaries. The covenants included, among others, limitations on indebtedness, guarantees, letters of credit, liens, investments, dividends, acquisitions, and asset sales.

At September 30, 2006, the Company had letters of credit outstanding under the credit agreement totaling $7.6 million, primarily for health and workers’ compensation insurance.

New Credit Agreement — On October 20, 2006, the Company signed a new, five-year $160.0 million asset based senior secured credit revolving facility and repaid all amounts outstanding under its prior credit agreement. The new agreement increases borrowing availability and reduces both the LIBOR margin pricing and financial covenant monitoring. At closing on October 20, 2006, the Company had approximately $65.6 million borrowed under the new credit facility and $8.3 million of letters of credit outstanding under the facility. Excess availability on October 20, 2006 was approximately $80.7 million. Borrowing availability under the new credit facility is based on eligible accounts receivable and inventory. The Company has the right to add a real estate component to increase borrowing availability, but not in excess of the $160.0 million commitment. However, the new agreement includes an option to request an increase in the size of the facility by up to an additional $40.0 million, subject to certain conditions. The Company must also pay a fee in the range of 0.25% to 0.32% per annum on the average daily-unused amount of the revolving credit commitment. The entire unpaid balance under the new agreement is due and payable on October 20, 2011, the maturity date of the credit agreement.

The borrowings under the new agreement are collateralized by substantially all of the Company’s assets and are subject to certain operating limitations applicable to a loan of this type, which, among other things, place limitations on indebtedness, liens, investments, mergers and acquisitions dispositions of assets, cash dividends and transactions with affiliates. Financial covenants in the new facility are limited to a fixed charge coverage ratio to be tested only when excess borrowing availability is less than $25.0 million and on a pro forma basis prior to consummation of certain significant business transactions outside the Company’s ordinary course of business and prior to increasing the size of the facility.

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

Huttig has been identified as a potentially responsible party at a formerly-owned property in Montana in connection with the clean up of pentachlorophenol, or PCP, that was used for the manufacture of wood windows and at a currently-owned facility in Prineville, Oregon, in connection with the clean up of petroleum hydrocarbons and PCP, discovered in soil and groundwater at the facility. The Company spent less than $0.2 million on remediation costs at these sites in each of the nine-month periods ended September 30, 2006 and 2005. As of September 30, 2006 and December 31, 2005, the Company had accrued approximately $0.8 million for future costs of remediating these sites. However, until a final remedy is selected by the respective state’s department of environmental quality, the Company can give no assurance as to the scope or cost to Huttig of the final remediation orders.

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

5. BASIC AND DILUTED NET INCOME PER SHARE

The following table sets forth the computation of net income per basic and diluted share (net income amounts in millions, share amounts in thousands, per share amounts in dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income (loss) available to common shareholders
Net income (loss) from continuing operations	$(9.1)	$6.3	$(3.4)	$13.8
Net income from discontinued operations	—	—	—	1.3

Net income (loss)	$(9.1)	$6.3	$(3.4)	$15.1

Weighted average number of basic shares outstanding	20,307	20,165	20,259	19,898

Net income (loss) per share – Basic
Net income (loss) from continuing operations	$(0.45)	$0.31	$(0.17)	$0.69
Net income from discontinued operations	—	—	—	0.07

Net income (loss)	$(0.45)	$0.31	$(0.17)	$0.76

Weighted average number of basic shares outstanding	20,307	20,165	20,259	19,898
Effect of dilutive securities – options, restricted stock and restricted stock units outstanding	—	412	—	495

Weighted average number of diluted shares outstanding	20,307	20,577	20,259	20,393

Net income (loss) per share - Diluted
Net income (loss) from continuing operations	$(0.45)	$0.31	$(0.17)	$0.68
Net income from discontinued operations	—	—	—	0.06

Net income (loss)	$(0.45)	$0.31	$(0.17)	$0.74

Stock options, restricted stock and restricted stock units to purchase approximately 850,000 and 600,000 shares were not dilutive and, therefore, were not included in the computations of diluted income per share amounts for the three and nine months ended September 30, 2006, respectively. For the three and nine months ended September 30, 2005, all stock options were dilutive.

6. DIVESTITURES

During the first nine months of 2005, the Company sold its remaining Builder Resource one-step branches, and certain assets, including certain accounts receivable, inventory, equipment and real property for $10.8 million in cash and reported an after-tax gain of $1.3 million. The after-tax gain is included in net income from discontinued operations for the nine months of 2005. The Company used the proceeds of the sale to pay down debt and retained trade payables. The operating results of our discontinued operations are shown below.

DISCONTINUED OPERATIONS

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(In millions)

Nine Months Ended September 30, 2005
Net Sales	$2.5

Income before Income Taxes	2.1
Provision for Income Taxes	(0.8)

Net Income	$1.3

7. ASSET IMPAIRMENT

On October 24, 2006, the Company finalized its decision to discontinue implementation of a new enterprise resource planning system and pursue a less costly upgrade of its existing system. The Company has recorded an impairment charge of $10.9 million in the caption “Operating expenses” on its consolidated statements of operations for both the three and nine months ended September 30, 2006.

8. BRANCH CLOSURES

In the third quarter of 2006, the Company closed its Minneapolis, Minnesota and Hazelwood, Missouri branches and consolidated its Fort Wayne, Indiana branch into its Indianapolis, Indiana branch operations. The Company recorded $1.3 million in operating charges from these closures in the third quarter of 2006 in the caption “Operating expenses” on its consolidated statements of operations for both the three and nine months ended September 30, 2006 and $0.6 million in inventory losses related to these branch closures recorded in the caption “Cost of sales” on its consolidated statements of operations for both the three and nine months ended September 30, 2006. At September 30, 2006, the Company has $0.8 million in accruals related to remaining building lease rentals that will be paid out over the terms of the various leases in 2006, 2007 and 2008.

Branch Closure Reserve

(in millions)

	Inventory	Operating Expenses	Total
Balance at December 31, 2005	$—	$—	$—
Branch closures	0.6	1.3	1.9
Amount utilized	-0.6	-0.5	-1.1

Balance at September 30, 2006	$—	$0.8	$0.8

9. EFFECT OF NEW ACCOUNTING STATEMENTS

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

10. SUBSEQUENT EVENTS

On October 20, 2006, the Company signed a new senior secured revolving credit facility. The Company incurred in the fourth quarter of 2006 a $1.1 million charge for the write-off of unamortized loan fees on its existing credit facility and to recognize a $0.6 million gain on the settlement of an interest rate swap agreement associated with the term loan under the previous credit agreement. (See footnote 3.)

On October 30, 2006, the Company announced the closing of its Albany, New York and Grand Rapids, Michigan branches. The Albany, New York distribution center operations will be consolidated into the Selkirk, New York and Newington, Connecticut branches. The Grand Rapids Michigan branch is relatively small and operates in a difficult housing market. The Company expects to incur approximately $1.0 million in operating charges related to the branch closures during the fourth quarter of 2006 comprised of $0.7 million for remaining asset write-offs/transfer costs, $0.2 million for building lease rentals, and $0.1 for employee severance payments. The Company expects $0.8 million of these charges to be cash payments, including the $0.2 million relating to remaining lease rentals on the Albany, New York facility being paid out over the term of the lease in 2006 and 2007.

In addition to the headcount reductions from the branch closures, the Company also announced on October 30, 2006 a reduction in force of approximately 130 employees to be completed in the fourth quarter of 2006. The Company expects to incur a charge of $0.4 million in severance in the fourth quarter of 2006 related to this reduction in force.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Huttig is a distributor of building materials used principally in new residential construction and in home improvement, remodeling, and repair work. We distribute our products through 42 distribution centers serving 46 states and sell primarily to building materials dealers, national buying groups, home centers and industrial users, including makers of manufactured homes.

The following table sets forth our sales from continuing operations, by product classification as a percentage of total sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Millwork(1)	52%	51%	53%	52%
General Building Products(2)	34%	32%	32%	30%
Wood Products(3)	14%	17%	15%	18%

Total Net Product Sales	100%	100%	100%	100%

(1)	Millwork includes exterior and interior doors, pre-hung door units, windows, patio doors, mouldings, frames, stair parts and columns.
(2)	General building products include composite decking, connectors, fasteners, housewrap, roofing products, insulation and other miscellaneous building products.
(3)	Wood products include engineered wood products, and other wood products, such as lumber and panels.

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

Cost Reduction and Operating Improvement Initiatives

In the 2006 third quarter, the Company initiated an expanded restructuring program to reduce costs and increase efficiencies. The Company incurred charges of $17.2 million in the third quarter associated with this program and expects to incur additional charges of $1.4 million in the fourth quarter. The third quarter charges were comprised of: $10.9 million in asset impairment charges related to the Company’s decision to discontinue implementation of a new enterprise resource planning system and pursue a less costly alternative of upgrading its current system; $4.3 million included in cost of sales to liquidate and write down inventory in connection with the exit of a wood decking product line and the conversion of six branches to a new exterior door vendor; $0.6 million included in cost of sales to liquidate and write down inventory in connection with the previously announced closure in the third quarter of two branches (Minneapolis, Minnesota and Hazelwood, Missouri) and consolidation of the Company’s Ft. Wayne, Indiana facility into the Indianapolis, Indiana branch; $1.3 million in other charges, primarily severance and lease termination, resulting from the third quarter branch closings and consolidation; and $0.1 million related to severance costs associated with a separate, company-wide workforce reduction of approximately 50 employees in the third quarter, in addition to the reductions in force associated with the third quarter branch closings and consolidation.

The Company also announced that in the 2006 fourth quarter it will close its branch in Grand Rapids, Michigan and consolidate its branch in Albany, New York into its Selkirk, New York and Newington, Connecticut facilities. The closing and consolidation will result in operating charges of approximately $1.0 million before tax which is expected to be recognized during the 2006 fourth quarter. In addition, the Company expects to recognize a charge in the 2006 fourth quarter of approximately $0.4 million to cover severance costs associated with its expected reduction in force in the fourth quarter of an additional 130 positions.

The Company’s third and fourth quarter reductions in force are expected to generate approximately $7.5 million in savings on an annual basis. In addition, the five branch closures and consolidations are expected to result in annual operating profit improvements of approximately $3.6 million.

Results of Operations

Three Months Ended September 30, 2006 Compared to the Three Months Ended September 30, 2005

Continuing Operations

Net sales from continuing operations were $294.2 million, which were $7.7 million, or approximately 3%, lower than 2005. Third quarter 2006 results reflect a drop in housing starts to an average annualized rate of approximately 1.7 million in the third quarter of 2006 compared to approximately 1.9 million in the second quarter of 2006 and approximately 2.1 million in the year ago third quarter.

By region, sales in the West, Northeast and Midwest regions decreased 5%, 5%, and 3%, respectively. Sales in the Southeast region increased 4%.

By product, sales increased in the building product category compared to the year-ago quarter, and sales in the millwork and wood products categories decreased. Building products sales increased 4% to $98.7 million, led by decking and roofing. Millwork sales decreased 2% to $154.4 million primarily due to decreased sales of exterior doors and windows. Engineered wood sales were up 3% to $12.2 million, while sales of other wood products, mostly commodity products, decreased 24% to $28.9 million.

Gross margin decreased 15% to $49.9 million or 17.0% of sales in the 2006 third quarter as compared to $58.5 million or 19.4% of sales in the prior year period. Third quarter 2006 results reflect the liquidation and write down of inventory at closed branches ($0.6 million) and charges related to the liquidation and write down of discontinued product inventory in connection with the exit of a wood decking product line ($3.3 million) and the conversion of six branches to a new exterior door vendor ($1.0 million). These items negatively impacted gross margin percentage by approximately 1.6%. As compared to the prior year quarter, gross margin as a percentage of sales was also negatively impacted by lower margins on doors and commodity wood products. In the 2006 third quarter, gross margin as a percentage of sales was also negatively impacted by pricing pressure due to softening market conditions as well as by sales of product at low margins in anticipation of the third quarter branch closings and consolidation.

Operating expenses totaled $63.0 million or 21.4% of sales, in the 2006 third quarter, compared to $47.1 million or 15.6% of sales in the 2005 third quarter. Operating expenses in the 2006 third quarter include $10.9 million in asset impairment charges related to the decision to discontinue the implementation of and write-off capitalized costs associated with a new enterprise resource planning system, $1.3 million of expenses, primarily severance and lease termination, associated with the shut down and consolidation of three branches during the third quarter, and $0.1 million related to severance cost associated with a separate, company-wide workforce reduction of approximately 50 employees in the third quarter, in addition to the reductions in force associated with the branch closures and consolidation. Operating expenses in the 2006 third quarter also reflect increased personnel costs of $0.9 million compared to the 2005 third quarter primarily due to higher employee headcount to support new branches, which were partially offset by decreased incentive based compensation. Personnel costs in the third quarter also include non-cash stock based compensation expense of $0.5 million compared to $0.1 million in the third quarter of 2005. Non-personnel expenses increased $2.7 million in the 2006 third quarter, as compared to the 2005 third quarter. The increase in non-personnel expenses was primarily due to higher fuel costs and building and equipment rent costs, including expenses associated with new branches as these investments continued to ramp up.

Net interest expense increased to $1.6 million in the current quarter from $1.2 million in the prior year quarter primarily from increased interest rates and increased borrowings.

Income taxes as a percentage of pre-tax income (loss) for the three months ended September 30, 2006 and 2005 were approximately 38% and 39%, respectively.

As a result of the foregoing factors, the operating loss from continuing operations was ($13.1) million in the 2006 third quarter as compared to an operating profit of $11.4 million in the year ago quarter. Net loss from continuing operations was ($9.1) million, or ($0.45) per diluted share, in the 2006 third quarter, as compared to net income of $6.3 million, or $0.31 per diluted share, in the 2005 third quarter.

Nine Months Ended September 30, 2006 Compared to the Nine Months Ended September 30, 2005

Continuing Operations

Net sales from continuing operations were $871.6 million, which were $38.9 million, or approximately 5%, higher than 2005. Sales increased in all but the Midwest region. By region, sales in the Southeast, Northeast, and West regions increased 12%, 3%, and 2%, respectively. Sales in the Midwest region decreased 1%.

By product, sales increased in the millwork and building product categories compared to the year-ago period and sales decreased in the wood products category. Millwork sales increased 6% to $462.6 million primarily due to increased sales of exterior and interior doors. Building products increased 12% to $280.1 million, led by decking, roofing, connectors, railings, siding, fasteners and flashing. Engineered wood sales were up 20% to $37.3 million, while sales of other wood products, mostly commodity products, decreased 20% to $91.6 million.

Gross margin increased to $161.0 million or 18.5% of sales as compared to $158.9 million or 19.1% of sales in the prior year period. The nine months ended September 30, 2006 results reflect the liquidation and write down of inventory at our closed branches ($0.6 million) and charges related to the liquidation and write down of discontinued product inventory in connection with the exit of a wood decking product line ($3.3 million) and the conversion of six branches to a new exterior door vendor ($1.0 million). These items negatively impacted gross margin percentage by approximately 0.6%.

Operating expenses totaled $162.5 million or 18.6% of sales, in the first nine months of 2006, compared to $135.4 million or 16.3% of sales in the prior-year period. Operating expenses in the nine months ended September 30, 2006 include $10.9 million in asset impairment charges related to the decision to discontinue the implementation of and write-off capitalized costs associated with a new enterprise resource planning system, $1.3 million of expenses, primarily severance and lease termination, associated with the shut down and consolidation of three branches during the third quarter, and $0.1 million related to severance cost associated with a separate, company-wide workforce reduction of approximately 50 employees in the third quarter, in addition to the reductions in force associated with the branch closures and consolidation. Operating expense in the nine months ended September 30, 2006 also reflected increased personnel and non-personnel costs of $9.7 million and $5.2 million, respectively, as compared to the 2005 nine-month period. The increased personnel costs were primarily due to higher employee headcount to support the Company’s new branches. Personnel costs also include non-cash stock based compensation expense of $1.4 million compared to $0.5 million in the same period of 2005. The increase in non-personnel expenses was primarily due to higher fuel costs and building and equipment rent costs, utilities and delivery costs, including expenses associated with new branches as these investments continued to ramp up. In addition, the 2005 period benefited approximately $0.6 million from the settlement of a lawsuit.

The first nine months of 2005 included a gain on the sale of a facility of $2.5 million, which benefited after-tax results by approximately $0.08 a share.

Net interest expense increased to $3.9 million in the nine months ended September 30, 2006 from $3.5 in the nine months ended September 30, 2005, primarily from increased interest rates and increased borrowings.

Income taxes as a percentage of pre-tax income (loss) for the nine months ended September 30, 2006 and 2005 were approximately 37% and 39%, respectively.

As a result of the foregoing factors, the operating loss from continuing operations was ($1.5) million in the first nine months of 2006 as compared to an operating profit of $26.0 million in the first nine months of 2005. Net loss from continuing operations was ($3.4) million, or ($0.17) per diluted share, in the first nine months of 2006, as compared to net income of $13.8 million, or $0.68 per diluted share, in the first nine months of 2005, which included the $2.5 million gain on the sale of a facility and the $0.6 million favorable legal settlement that together benefited the first nine months of 2005 by $0.09 per diluted share.

Discontinued Operations

Results from discontinued operations in the nine months ended September 30, 2005 reflect sales of $2.5 million and an after-tax gain of $1.3 million on the February 1, 2005 divestiture of the remaining Builder Resource one-step branches.

Liquidity and Capital Resources

We depend on cash flow from operations and funds available under our revolving credit facility to finance seasonal working capital needs, capital expenditures and any acquisitions that we may undertake. Our working capital requirements are generally greatest in the second and third quarters, which reflect the seasonal nature of our business. The second and third quarters are also typically our strongest operating quarters, largely due to more favorable weather throughout many of our markets compared to the first and fourth quarters. We typically generate cash from working capital reductions in the fourth quarter of the year and build working capital during the first quarter in preparation for our second and third quarters. We also maintain significant inventories to meet rapid delivery requirements of our customers and to enable us to obtain favorable pricing, delivery and service terms with our suppliers. At September 30, 2006, December 31, 2005 and September 30, 2005, inventories constituted approximately 41%, 37% and 36% of our total assets, respectively. We also closely monitor operating expenses and inventory levels during seasonally affected periods and, to the extent possible, manage variable operating costs to minimize seasonal effects on our profitability.

Operations. Cash used in continuing operating activities increased $3.6 million to $27.3 million for the nine months ended September 30, 2006 from $23.7 million for the first nine months of 2005. Accounts receivable increased by $19.9 million in the first nine months of 2006 compared to an increase of $43.4 in the first nine months of 2005. Days sales outstanding decreased to 32.6 days at September 30, 2006 compared to 35.9 days at September 30, 2005 based on annualized sales for the respective immediately preceding quarter. Inventory increased by $25.4 million in the 2006 first nine months compared to an increase of $27.4 million in the 2005 first nine months. Annualized inventory turns, calculated as the ratio of annualized cost of goods sold for each three-month period ended September 30 divided by the average of the beginning and ending inventory balances for each such three-month period, were 7.5 turns at September 30, 2006 compared to 8.8 turns at September 30, 2005. The reduction in inventory turns is partially related to our investment in inventory at our new Long Island branch, expansion of our product lines and a general slowdown in some of our end user markets, primarily new home construction. Finally, in the first nine months of 2006, the Company received a $2.0 million insurance recovery and salvage on the inventory at its leased facility in Riviera Beach, Florida which had been damaged by Hurricane Wilma in 2005. In October 2006, the Company also received a partial recovery of $0.4 million on coverage for extra expenses incurred as a result of the damage to our Riviera Beach, Florida facilities.

Investing. Cash used in investing activities for the nine months ended September 30, 2006 reflects $4.5 million related to the new enterprise resource planning system and the balance relates primarily to machinery and equipment at multiple branch locations. Cash used in investing activities for the nine months ended September 30, 2005 reflects $15.0 million used for the acquisition of Texas Wholesale in Dallas, Texas, and $4.5 million of capital expenditures for continuing operating activities and for development of the new enterprise resource planning system which was subsequently impaired. The uses of cash in investing activities in the first nine months of 2005 were partially offset by $10.8 million of proceeds from the disposition of our remaining Builder Resource locations in Alabama, Tennessee, and Kansas, and $2.4 million of proceeds from the sale of our Manchester, New Hampshire facility. At September 30, 2006, the Company had invested approximately $10.2 million in a new enterprise resource planning system, the implementation of which was discontinued in October 2006. The associated capitalized costs were written off as of September 30, 2006.

Financing. Cash provided from financing activities for the first nine months of 2006 and 2005 primarily reflects $39.4 million and $28.0 million in net borrowings, respectively. Cash provided from financing activities in the 2006 and 2005 first nine months also reflects $1.1 million and $4.5 million, respectively, from the exercise of employee stock options.

Credit Agreement — The Company had a credit agreement, which was scheduled to expire in September 2009, which provided for a term loan facility of $30 million and a revolving credit facility of up to $130 million. As of September 30, 2006, the Company had revolving credit borrowings of $48.3 million, at a weighted average interest rate of 7.49%, and $21.4 million outstanding on the term loan under the credit agreement at a effective rate of 5.51%.

The credit agreement contained financial covenants, including a minimum fixed charge coverage ratio, a maximum senior debt to EBITDA ratio, a minimum asset coverage ratio, and minimum tangible net worth. The credit agreement also contained restrictive covenants pertaining to the management and operations of Huttig and its subsidiaries. The covenants included, among others, limitations on indebtedness, guarantees, letters of credit, liens, investments, dividends, acquisitions, and asset sales.

At September 30, 2006, the Company had letters of credit outstanding under the credit agreement totaling $7.6 million, primarily for health and workers’ compensation insurance.

New Credit Agreement — On October 20, 2006, the Company signed a new, five-year $160.0 million asset based senior secured revolving credit facility and repaid all amounts outstanding under its prior credit agreement. The new agreement increases borrowing availability and reduces both the LIBOR margin pricing and financial covenant monitoring. At closing on October 20, 2006, the Company had approximately $65.6 million borrowed under the new credit facility, $8.3 million of letters of credit outstanding under the facility. Excess availability on October 20, 2006 was approximately $80.7 million. Borrowing availability under the new credit facility is based on eligible accounts receivable and inventory. The Company has the right to add a real estate component to increase borrowing availability, but not in excess of the $160.0 million commitment. However, the new agreement includes an option to request an increase in the size of the facility by up to an additional $40.0 million, subject to certain conditions. The Company must also pay a fee in the range of 0.25% to 0.32% per annum on the average daily-unused amount of the revolving credit commitment. The entire unpaid balance under the new agreement is due and payable on October 20, 2011, the maturity date of the credit agreement.

The borrowings under the new agreement are collateralized by substantially all of the Company’s assets and are subject to certain operating limitations applicable to a loan of this type, which, among other things, place limitations on indebtedness, liens, investments, mergers and acquisitions dispositions of assets, cash dividends and transactions with affiliates. Financial covenants in the new facility are limited to a fixed charge coverage ratio to be tested only when excess borrowing availability is less than $25.0 million and on a pro forma basis prior to consummation of certain significant business transactions outside the Company’s ordinary course of business and prior to increasing the size of the facility.

In connection with the closing of the new credit facility, the Company terminated an interest rate swap agreement, scheduled to mature in September 2009, associated with the term loan under the prior credit facility. The interest rate swap termination resulted in a gain of approximately $0.6 million that partially offsets a charge of approximately $1.1 million to write off unamortized costs associated with the prior loan facility. Both the gain and write-off will be recognized in the 2006 fourth quarter.

We believe that cash generated from our operations and funds available under our credit facility will provide sufficient funds to meet our currently anticipated short-term and long-term liquidity and capital expenditure requirements.

Off-Balance Sheet Arrangements

In addition to funds available from operating cash flows, and bank credit agreements as described above, we use operating leases as a principal off-balance sheet technique. Operating leases are employed as an alternative to purchasing certain property, plant and equipment. See our Annual Report on Form 10-K for the year ended December 31, 2005 in Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations-Commitments and Contingencies.”

Divestitures

During the first nine months of 2005, we sold our remaining Builder Resource one-step branches, and certain assets, including accounts receivable, inventory, equipment and real property for $10.8 million in cash and reported an after-tax gain of $1.3 million. The after-tax gain is included in net income from discontinued operations for the nine months ended September 30, 2005. We used the proceeds of the sale to pay down debt and trade payables.

Acquisition

During the first nine months of 2005, we, through our wholly owned subsidiary, Huttig Texas Limited Partnership, completed the purchase of substantially all of the assets of Texas Wholesale for $15.0 million in cash, $2.2 million in guaranteed payments to the former majority owner and the assumption of certain liabilities. The source of funds for the acquisition was our existing credit facility.

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

Huttig has been identified as a potentially responsible party at a formerly-owned property in Montana in connection with the clean up of pentachlorophenol, or PCP, that was used for the manufacture of wood windows and at a currently-owned facility in Prineville, Oregon, in connection with the clean up of petroleum hydrocarbons and PCP, discovered in soil and groundwater at the facility. The Company spent less than $0.2 million on remediation costs at these sites in each of the nine-month periods ended September 30, 2006 and 2005. As of September 30, 2006 and December 31, 2005, the Company had accrued approximately $0.8 million for future costs of remediating these sites. However, until a final remedy is selected by the respective state’s department of environmental quality, the Company can give no assurance as to the scope or cost to Huttig of the final remediation orders.

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

Cautionary Statement

Certain statements in this Form 10-Q contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements regarding:

•	our expectation that known contingencies, including risks relating to environmental, product liability and other legal matters, will not have a material adverse effect on our financial position or cash flow;

•	our belief that there are no material environmental liabilities at any of our distribution center locations;

•	our expectation regarding the timing and amount of charges, including the cash portion of such charges, that we will incur in connection with the closing of our branches in Albany, New York and Grand Rapids, Michigan;

•	our expectation regarding the timing and amount of charges that we will incur in connection with our planned reduction in force in the 2006 fourth quarter;

•	our estimate of the amount of annual savings resulting from the Company’s third quarter and fourth quarter 2006 reductions in force;

•	our estimate of the amount of annual operating profit improvements resulting from the Company’s third and fourth quarter 2006 branch closures and consolidations;

•	our belief that cash from operations and funds under our credit facility will be sufficient to meet our short-term and long-term liquidity and capital expenditure requirements;

•	our belief that we have the product offerings, warehouse and support facilities, personnel, systems infrastructure and financial and competitive resources necessary for continued business success;

•	our liquidity and exposure to market risk; and

•	cyclical and seasonal trends, including our statements that operating profits are usually lower in the first and fourth quarters than in the second and third quarters, that we typically generate cash from working capital reductions in the fourth quarter and build working capital in the first quarter, and that our working capital requirements are generally greatest in the second and third quarters.

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

These statements present management’s expectations, beliefs, plans and objectives regarding our future business and financial performance. These forward-looking statements are based on current projections, estimates, assumptions and judgments, and involve known and unknown risks and uncertainties. There are a number of factors that could cause our actual results to differ materially from those expressed or implied in the forward-looking statements. These factors include, but are not limited to, the following:

•	the strength of the national and local new residential construction and home improvement and remodeling markets, which in turn depend on factors such as

•	interest rates,

•	immigration patterns,

•	regional demographics,

•	employment levels,

•	availability of credit,

•	prices of wood and steel products,

•	consumer confidence and

•	weather conditions,

•	the level of competition in our industry,

•	our relationships with suppliers of the products we distribute,

•	our ability to comply with availability requirements and financial covenants under our revolving credit facility,

•	fluctuation in prices of wood and steel products,

•	costs of complying with environmental laws and regulations,

•	our exposure to product liability claims,

•	our ability to attract and retain key personnel,

•	risk of losses associated with accidents,

•	the accuracy of our assumptions regarding the timing and amount of charges that we expect to incur in connection with the closing of our branches in Albany New York and Grand Rapids, Michigan,

•	the accuracy of our assumptions regarding the expected annual improvement to operating profit from the 2006 third and fourth quarter branch closures and consolidations,

•	the accuracy of our assumptions regarding the timing and amount of charges we expect to incur in connection with the planned reduction in force in the 2006 fourth quarter, and

•	the accuracy of our assumptions regarding the timing and amount of savings we expect to achieve from the 2006 third and fourth quarter reductions in force.

Additional information concerning these and other factors that could materially affect our results of operations and financial condition are included in our most recent Annual Report on Form 10-K and other reports we file with the SEC from time to time. We disclaim any obligation to publicly update or revise any of these forward-looking statements.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have exposure to market risk as it relates to effects of changes in interest rates. We had debt outstanding at September 30, 2006 under our revolving credit facility of $48.3 million and a term loan of $21.4 million.

All of our debt under our new revolving credit facility accrues interest at a floating rate basis of between 100 and 175 basis points above LIBOR. If market interest rates for LIBOR had been different by an average of 100 basis points for the nine months ended September 30, 2006, our interest expense and income before taxes would have changed by $0.5 million. These amounts are determined by considering the impact of the hypothetical interest rates on our borrowing cost. This analysis does not consider the effects of any change in the overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management may take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our financial structure.

We are subject to periodic fluctuations in the price of wood, steel and petroleum-based commodities. Profitability is influenced by these changes as prices change between the time we buy and sell the wood, steel or petroleum-based products. In addition, to the extent changes in interest rates affect the housing and remodeling market, we would be affected by such changes.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures – The Company, under the supervision and with the participation of our Disclosure Committee and management, including our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective as of September 30, 2006 in all material respects in (a) causing information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (b) causing such information to be accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control of Financial Reporting – There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

See Note 4 – Contingencies of the Notes to Consolidated Financial Statements in Item 1 for information on this and other legal proceedings in which the Company is involved. See also Part II, Item 1-”Other Information-Legal Proceedings” in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

ITEM 5 — OTHER INFORMATION

Compensation Arrangements

Mr. Vrabely

On October 24, 2006, the Board of Directors of the Company approved a compensation arrangement for Jon P. Vrabely for a period of two years, from January 1, 2007 through December 31, 2008. As previously announced, Mr. Vrabely, the Company’s Vice President – Chief Operating Officer, will become the Company’s Chief Executive Officer on January 1, 2007. The key terms of Mr. Vrabely’s arrangement, which are subject to the execution by the Company and Mr. Vrabely of a written employment contract, are:

•	Base salary of $400,000 per year

•	An initial grant on January 1, 2007 under the Company’s 2005 Executive Incentive Compensation Plan of 75,000 shares of restricted stock, which vest one-third on the first anniversary of the date of grant, one-third on the second anniversary of the date of grant, and one-third on the third anniversary of the date of grant

•	30% allocation of the EVA bonus pool under the Company’s EVA Incentive Compensation Plan

•	Use of a Company-provided automobile

•	Other employee benefits provided by the Company and generally available to executive officers

•	Severance payment of twice Mr. Vrabely’s current salary and average bonus (for the past 3 years) if the Company terminates Mr. Vrabely without cause during the term of the agreement or fails to renew his employment at the end of the term

Mr. Lupo

On October 24, 2006, the Board approved the appointment of Michael A. Lupo to the newly-created position of strategic advisor, for a period of one year from January 1, 2007 through December 31, 2007. As previously announced, Mr. Lupo is resigning as the Company’s Chief Executive Officer on January 1, 2007. The key terms of Mr. Lupo’s arrangement, which are subject to the execution by the Company and Mr. Lupo of a written employment contract, are:

•	Salary of $180,000

•	Eligible to participate in the Company’s health, welfare and retirement plans on the same terms as other employees

•	Use of a Company-provided automobile

•	$700 per month for supplemental health insurance

Change of Control Agreements

Effective October 25, 2006, the Company is entering into amended and restated change of control agreements with each of its executive officers, other than Mr. Lupo, which agreements will supercede and replace such officers’ existing change of control agreements. The amended and restated agreements expand the circumstances under which an employee will be deemed to have terminated employment for “good reason” following a change in control and contain provisions intended to make the agreements compliant with recently-enacted deferred compensation regulations.

Each agreement is for an initial three-year period and is automatically extended for an additional year on each anniversary date of the agreement unless the Company gives notice that the period will not be extended. Each agreement provides that if, within one year following a change of control of the Company, as defined below, the employee is terminated without cause or voluntarily terminates for good reason, as defined in the agreement, the employee will be entitled to (i) salary and pro rata bonus then due, (ii) a lump sum payment equal to two times the employee’s annual salary and bonus, as determined under the agreement, and (iii) the payment of deferred compensation and accrued vacation. The employee is also entitled to continuation of benefits under the Company’s welfare benefit plans for two years after termination.

Each agreement provides that, if the Company’s tax counsel determines that any economic benefit or payment or distribution by the Company to the employee pursuant to the agreement is subject to the excise tax imposed by Section 4999 of the Internal Revenue Code, the Company will reduce the aggregate payments due to the employee under the agreement and any other agreement, plan or program of the Company to an amount that is one dollar less than the maximum amount allowable without becoming subject to the excise tax.

The foregoing description of the amended and restated change of control agreements is qualified by reference to a copy of the form of such agreement, which is included as Exhibit 10.1 to this Form 10-Q.

ITEM 6 — EXHIBITS

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Form 10 filed with the Securities and Exchange Commission on September 21, 1999.)

3.2	Amended and Restated Bylaws of the Company (as of September 28, 2005) (Incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the Securities and Exchange Commission on October 4, 2005.)

4.1	Credit Agreement dated as of October 20, 2006 among the Company, Huttig, Inc. and Huttig Texas Limited Partnership, the other credit parties signatory thereto, the lenders signatory thereto, General Electric Capital Corporation, as agent and lender, GE Capital Financial, Inc., as an L/C issuer, and the other lenders signatory thereto from time to time.

*10.1	Form of 2006 Amended and Restated Change of Control Agreement

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUTTIG BUILDING PRODUCTS, INC.

Date: October 30, 2006	/s/ Michael A. Lupo
Michael A. Lupo
President, Chief Executive Officer
(Principal Executive Officer)

Date: October 30, 2006	/s/ David L. Fleisher
David L. Fleisher
Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

4.1	Credit Agreement dated as of October 20, 2006 among the Company, Huttig, Inc. and Huttig Texas Limited Partnership, the other credit parties signatory thereto, the lenders signatory thereto, General Electric Capital Corporation, as agent and lender, GE Capital Financial, Inc., as an L/C issuer, and the other lenders signatory thereto from time to time.

*10.1	Form of 2006 Amended and Restated Change of Control Agreement

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement