Form 10-K
period 2006-12-31
HUTTIG BUILDING PRODUCTS INC
filed 2007-03-16
CIK 1093082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No  ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of the last business day of the quarter ended June 30, 2006 was approximately $114 million. For purposes of this calculation only, the registrant has excluded stock beneficially owned by the registrants’ directors and officers. By doing so, the registrant does not admit that such persons are affiliates within the meaning of Rule 405 under the Securities Act of 1933 or for any other purposes.

The number of shares of Common Stock outstanding on February 28, 2007 was 20,593,975 shares.

DOCUMENTS INCORPORATED HEREIN BY REFERENCE.

Parts of the registrant’s definitive proxy statement for the 2007 Annual Meeting of Shareholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

PART I

ITEM 1—BUSINESS

General

Huttig Building Products, Inc., a Delaware corporation incorporated in 1913, is one of the largest domestic distributors of millwork, building materials and wood products used principally in new residential construction and in home improvement, remodeling and repair work. We purchase from leading manufacturers and, as of March 14, 2007, we distribute our products through 39 wholesale distribution centers serving 45 states. Our distribution centers sell principally to building materials dealers, national buying groups, home centers and industrial users, including makers of manufactured homes. For the year ended December 31, 2006, we generated net sales of $1,102.7 million.

We conduct our business through a two-step distribution model. This means we resell the products we purchase from manufacturers to our customers, who then sell the products to the final end users, who are typically professional builders and independent contractors engaged in residential construction projects.

Our products fall into three categories: (i) millwork, which includes doors, windows, moulding, stair parts and columns, (ii) general building products, which include composite decking, connectors, fasteners, housewrap, roofing products and insulation, and (iii) wood products, which include engineered wood products, such as floor systems, as well as wood panels and lumber.

Doors and engineered wood products often require an intermediate value added service between the time the product leaves the manufacturer and before it is delivered to the final customer. Such services include pre-hanging doors and cutting engineered wood products from standard lengths to job-specific requirements, both of which services we perform on behalf of our customers. In addition, with respect to almost all of our products, we have the capability to buy in bulk and disaggregate these large shipments to meet individual customer requirements. For some products, we carry a depth and breadth of products that our customers cannot reasonably stock themselves. Our customers benefit from these services because they do not need to invest capital in door hanging facilities, cutting equipment, nor do they need to incur the costs associated with maintaining large inventories of products. Our size, broad geographic presence and extensive fleet and logistical capabilities enable us to purchase products in large volumes at favorable prices, stock a wide range of products for rapid delivery and manage inventory in a reliable, efficient manner.

As of March 14, 2007, we serve our customers, whether a local dealer or a national account, through our 39 wholesale distribution centers. This approach enables us to work with our customers and suppliers to ensure that local inventory levels, merchandising, purchasing and pricing are tailored to the requirements of each market. Except for our facility in Dallas, Texas, which we acquired in 2005, each distribution center also has access to our single-platform nation-wide inventory management system. This provides the local manager with real-time inventory availability and pricing information. We also support our distribution centers with credit and financial controls, training and marketing programs and human resources expertise. We believe that these distribution capabilities and efficiencies offer us a competitive advantage as compared to those of local and regional competitors.

In furtherance of our national focus, we completed the acquisition of Texas Wholesale Building Materials of Dallas, Texas in January of 2005. With our Texas acquisition, our geographic reach now enables us to cover areas which accounted for over 80% of U.S. new housing starts in 2006. Further, focusing on our two-step distribution business, we sold our mouldings manufacturer, American Pine Products, in August of 2004, and we sold our Builder Resource branches, which sold directly to end users, in three separate transactions in August and December of 2004, and in February of 2005.

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

Residential construction activity in both categories is closely linked to a variety of factors directly affected by general economic conditions, including employment levels, job and household formation, interest rates, housing prices, tax policy, availability of mortgage financing, prices of commodity wood and steel products, immigration patterns, regional demographics and consumer confidence. We monitor a broad set of macroeconomic and regional indicators, including new housing starts and permit issuances, as indicators of our potential future sales volume.

New housing starts in the United States decreased to approximately 1.80 million in 2006 from 2.07 million in 2005, including 1.46 million single family residences in 2006 versus 1.72 million in 2005, based on data from the U.S. Census Bureau. According to the U.S. Census Bureau, total spending on new single family residential construction in 2006 was $413 billion. The U.S. Census Bureau also estimates that aggregate expenditures for residential repair and remodeling were an additional $231 billion in 2006. We cover geographic markets that accounted for over 80% of U.S. new housing starts in 2006.

The residential building materials distribution industry has undergone significant changes over the last three decades. Prior to the 1970s, residential building products were distributed almost exclusively by local dealers, such as lumberyards and hardware stores. These channels served both the retail consumer and the professional builder. Dealers generally purchased their products from wholesale distributors and sold building products directly to homeowners, contractors and homebuilders. In the late 1970s and 1980s, substantial changes began to occur in the retail distribution of building products. The introduction of the mass retail, big box format by The Home Depot and Lowe’s began to alter this distribution channel, particularly in metropolitan markets. They began displacing local dealers by selling a broad range of competitively priced building materials to the homeowner and small home improvement contractor. We generally do not compete with building products mass retailers such as The Home Depot and Lowe’s. Their business model for building products is primarily suited to sell products that require little or no differentiation and that turn over in very high volumes. Conversely, a substantial portion of our product offering consists of products that typically require intermediate value-added handling and/or a large breadth of SKUs. Furthermore, we do not sell directly to retail customers.

We service large local, regional, and national independent building products dealers who in turn sell to contractors and professional builders. These large local, regional and national building products dealers, often referred to as “pro dealers,” continue to distribute a significant portion of the residential building materials sold in the United States. These pro dealers operate in an increasingly competitive environment. Consolidation among building products manufacturers favors distributors that can buy in bulk and break down large production runs to specific local requirements. In addition, increasing scale and sophistication among professional builders and contractors places a premium on pro dealers that can make a wide variety of building products readily available at competitive prices. In response to the increasingly competitive environment for building products, many pro dealers have either consolidated or formed buying groups in order to increase their purchasing power and/or service levels.

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

Products

Our goal is to offer products that allow us to provide value to our customers, either by performing incremental services on the products before delivering them to customers, buying products in bulk and disaggregating them for individual customers, or carrying a depth and breadth of products that customers cannot reasonably stock themselves at each location. Our products can be broken into three main categories:

•

Millwork, including exterior and interior doors, pre-hung door units, windows, patio doors, mouldings, frames, stair parts and columns. Key brands in this product category include Therma-Tru, Masonite, HB&G, Woodgrain, Windsor, and L. J. Smith;

•

General building products, such as roofing, siding, insulation, flashing, housewrap, connectors and fasteners, decking, drywall, kitchen cabinets and other miscellaneous building products. Key brands in this product category include Typar, Timbertech, Simpson Strong-Tie, Owens Corning, CertainTeed and Grace;

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

	2006	2005	2004
Millwork	54%	53%	52%
General Building Products	32%	30%	28%
Wood Products	14%	17%	20%

Customers

During 2006, we served over 8,000 customers, with no single customer accounting for more than 8% of our sales. Building materials pro dealers represent our single largest customer group. Our top 10 customers accounted for approximately 33% of our total sales in 2006.

Within the pro dealer category, a growing number of our customers represent national accounts. These are large pro dealers that operate in more than one state or region. We sell to pro dealer national accounts such as Pro-Build, 84 Lumber, Stock Building Supply, BMC West and Builders FirstSource. To a much lesser extent, we also sell to the home centers. We believe that our size, which lets us purchase in bulk, achieve operating efficiencies, operate on a national scale and offer competitive pricing, makes us well suited to service the consolidating pro dealer community. During 2006, our sales to national accounts, including buying groups, were 33% of our total sales, an increase from 31% of our total sales in 2005.

Organization

Huttig operates on a nation-wide basis. As of March 14, 2007, customer sales are conducted principally through 39 distribution centers serving 45 states. Administrative and executive management functions are centralized in a headquarters office located in St. Louis, Missouri. We believe that this structure permits us to be closer to our customers and serve them better, while being able to take advantage of certain scale efficiencies that come from our size.

Corporate functions reside at headquarters. Headquarter functions include those activities that can be shared across our full distribution platform. These include items such as treasury management, accounting, information technology, human resources, legal, internal audit and investor relations along with small corporate operations, marketing, and product management groups.

Operating responsibility resides with each distribution center’s general manager. The general manager assumes responsibility for daily operations, inventory management, on-site personnel and logistics. Each distribution center generally maintains its own separate sales and warehouse staffs supported by a small administrative team.

Sales

Sales and operational responsibility principally lie with general managers at our distribution centers. The sales function is generally divided into two channels: outside sales and inside sales. Our outside field representatives make on-site calls to local and regional customers. Our inside sales people generally receive telephone orders from customers. In addition, we maintain a national account sales team that serves customers that span multiple regions. Our outside sales force is generally compensated by a base salary plus commissions determined primarily on sales margin.

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

Despite our nation-wide reach, the local distribution center is still a principal focus of our operations, and we tailor our business to meet local demand and customer needs. We customize product selection, inventory levels, services provided and prices to meet local market requirements. We support this strategy through our single platform information technology system (except for our location in Dallas). This system provides each distribution center’s general manager real-time access to pricing, inventory availability and margin analysis. This system provides product information both for that location and across the entire Huttig network of distribution centers. More broadly, our sales force, in conjunction with our product management teams, works with our suppliers and customers to get the appropriate mix, quantity and pricing of products suited to each local market.

We purchased products from more than 1,300 different suppliers in 2006. We generally negotiate with our major suppliers on a national basis to leverage our total volume purchasing power, which we believe provides us with an advantage over our locally based competitors. The majority of our purchases are made from suppliers that offer payment discounts and volume-related incentive programs. Although we generally do not have long-term or exclusive contracts with our key suppliers, we believe our national footprint, buying power and distribution network makes us an attractive distributor for many manufacturers. Moreover, we have long-standing relationships with many of our key suppliers.

We carefully and regularly evaluate opportunities to introduce new products. This is primarily only when driven by customer demand or market requirements. We have found that customers generally welcome a greater breadth of product offering as it can improve their purchasing and operating efficiencies by providing for “one stop” shopping. Similarly, selectively broadening our product offering enables us to drive additional products through our distribution system, thereby increasing the efficiency of our operations by better utilizing our existing infrastructure.

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

Competition

We compete with many local and regional building product distributors and in certain markets and product categories, with national building product distributors. In certain markets we compete with national building materials suppliers with national distribution capability, such as BlueLinx, Boise Cascade and Weyerhaeuser. We also compete with product manufacturers that engage in direct sales, while at the same time distributing products for some of these manufacturers.

The principal factors on which we compete are pricing and availability of product, service and delivery capabilities, ability to assist with problem-solving, customer relationships, geographic coverage and breadth of product offerings.

Our size, geographic coverage and financial position are advantageous in obtaining and retaining distribution rights for brand name products. Our size also permits us to attract experienced sales and service personnel and gives us the resources to provide company-wide sales, product and service training programs. By working closely with our customers and suppliers and utilizing our single information technology platform (except for our location in Dallas, which operates on a separate information technology platform), we believe our branches are well positioned to maintain appropriate inventory levels and to deliver completed orders on time.

Seasonality and Working Capital

Various cyclical and seasonal factors, such as general economic conditions and weather, historically have caused our results of operations to fluctuate from period to period. Our size, extensive nation-wide operating model and the geographic diversity of our distribution centers to some extent mitigate our exposure to these cyclical and seasonal factors. These factors include levels of new construction, home improvement and remodeling activity, weather, interest rates and other local, regional and national economic conditions. We anticipate that fluctuations from period to period will continue in the future. Our first and fourth quarters are generally adversely affected by winter weather patterns in the Midwest and Northeast, which typically result in seasonal decreases in levels of construction activity in these areas. Because much of our overhead and expenses remain relatively fixed throughout the year, our operating profits also tend to be lower during the first and fourth quarters. In addition, other weather patterns, such as hurricane season in the Southeast region of the United States during the third and fourth quarters, can have an adverse impact on our profits in a particular period.

We depend on cash flow from operating activities and funds available under our secured credit facility to finance seasonal working capital needs, capital expenditures and any acquisitions that we may undertake. We typically generate cash from working capital reductions in the fourth quarter of the year and build working capital during the first quarter in preparation for our second and third quarters. Our working capital requirements are generally greatest in the second and third quarters, reflecting the seasonal nature of our business. The second and third quarters are also typically our strongest operating quarters, largely due to more favorable weather throughout many of our markets compared to the first and fourth quarters. We maintain significant inventories to meet rapid delivery requirements of our customers and to enable us to obtain favorable pricing, delivery and service terms with our suppliers. At December 31, 2006 and 2005, inventories constituted approximately 40% and 37% of our total assets, respectively. We closely monitor operating expenses and inventory levels during seasonally affected periods and, to the extent possible, manage variable operating costs to minimize seasonal effects on our profitability.

Credit

Huttig’s corporate management establishes an overall credit policy for sales to customers and then delegates responsibility for most credit decisions to credit personnel located within our four regions. Our credit policies, together with careful monitoring of customer balances, have resulted in average bad debt expense of less than 0.1% of net sales during each of the last three years. Approximately 98% of our sales in 2006 were made to customers to whom we had provided credit for those sales.

Backlog

Our customers generally order products on an as-needed basis. As a result, virtually all product shipments in a given fiscal quarter result from orders received in that quarter. Consequently, order backlog represents only a very small percentage of the product sales that we anticipate in a given quarter and is not indicative of actual sales for any future period.

Tradenames

Historically, Huttig has operated under various trade names in the markets we serve, retaining the names of acquired businesses for a period of time to preserve local identification. To capitalize on our national presence, all of our distribution centers operate under the primary trade name “Huttig Building Products.” Huttig has no material patents, trademarks, licenses, franchises, or concessions other than the Huttig Building Products® name and logo, which are registered trademarks.

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

Employees

As of December 31, 2006, we employed approximately 1,900 persons, of which approximately 14% were represented by unions. We have not experienced any significant strikes or other work interruptions in recent years and have maintained generally favorable relations with our employees.

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

Our sales depend heavily on the strength of national and local new residential construction and home improvement and remodeling markets. The strength of these markets depends on new housing starts and residential renovation projects, which are a function of many factors beyond our control. Some of these factors include employment levels, job and household formation, interest rates, housing prices, tax policy, availability of mortgage financing, prices of commodity wood and steel products, immigration patterns, regional demographics and consumer confidence. Future downturns in the markets that we serve or in the economy generally could have a material adverse effect on our operating results and financial condition. Reduced levels of construction activity may result in intense price competition among building materials suppliers, which may adversely affect our gross margins.

The industry in which we compete is highly cyclical, and any downturn resulting in lower demand or increased supply could have a materially adverse impact on our financial results.

The building products distribution industry is subject to cyclical market pressures caused by a number of factors that are out of our control, such as general economic and political conditions, levels of new construction, home improvement and remodeling activity, interest rates, and population growth. To the extent that cyclical market factors adversely impact overall demand for building products or the prices that we can charge for our products, our net sales and margins would likely decline. In addition, the unpredictable nature of the cyclical market factors that impact our industry make it difficult to forecast our operating results.

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

We compete with many local, regional and, in some markets and product categories, national building materials distributors and dealers. In addition, some product manufacturers sell and distribute their products directly to our customers, and the volume of such direct sales could increase in the future. Additionally, manufacturers of products distributed by us may elect to sell and distribute directly to our customers in the future or enter into exclusive supplier arrangements with other two-step distributors. In addition, home center retailers, which have historically concentrated their sales efforts on retail consumers and small contractors, may intensify their marketing efforts to larger contractors and homebuilders. For example, The Home Depot has recently acquired some pro dealers, which are our primary customers. Some of our competitors have greater financial and other resources and may be able to withstand sales or price decreases better than we can. We also expect to continue to face competition from new market entrants. We may be unable to continue to compete effectively with these existing or new competitors, which could have a material adverse effect on our financial condition and results of operations.

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

If we are unable to meet the financial covenant under our credit facility, the lenders could elect to accelerate the repayment of the outstanding balance and, in that event, we would be forced to seek alternative sources of financing.

We are party to a five-year $160.0 million asset based senior secured revolving credit facility credit which contains a minimum fixed charge coverage ratio that is tested when our excess borrowing availability is less than $25.0 million.

As a result of the risks we face in our business, we can give no assurance that we will be able to achieve sufficient financial results necessary to satisfy this covenant if it were required to be tested. If we were unable to maintain excess borrowing availability of more than $25.0 million and were also unable to comply with this financial covenant, our lenders would have the right, but not the obligation, to terminate the loan commitments and accelerate the repayment of the entire amount outstanding under the credit facility. The lenders also could foreclose on our assets that secure our credit facility. In that event, we would be forced to seek alternative sources of financing, which may not be available on terms acceptable to us, or at all.

Compliance with the restrictions and the financial covenant under our credit agreement will likely limit, at least in the near term, the amount available to us for borrowing under that facility and may limit management’s discretion with respect to certain business matters.

The borrowings under the new agreement are collateralized by substantially all of the Company’s assets and are subject to certain operating limitations applicable to a loan of this type, which, among other things, place limitations on indebtedness, liens, investments, mergers and acquisitions dispositions of assets, cash dividends and transactions with affiliates. The minimum fixed charge coverage ratio must be tested on a pro forma basis prior to consummation of certain significant business transactions outside the Company’s ordinary course of business and prior to increasing the size of the facility. Our credit agreement also contains restrictive covenants which limit our ability to, among other things, incur third-party debt, create liens on our assets, pay dividends, make certain acquisitions and sell assets. These restrictions may limit management’s ability to operate our business in accordance with management’s discretion, which could limit our ability to pursue certain strategic objectives.

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

Approximately 14% of our employees are represented by labor unions as of December 31, 2006. As of December 31, 2006, we had 13 collective bargaining agreements. We may become subject to significant wage increases or additional work rules imposed by future agreements with labor unions representing our employees. Any such cost increases or new work rule implementation could increase our selling, general and administrative expenses to a material extent. In addition, although we have not experienced any strikes or other significant work interruptions in recent years and have maintained generally favorable relations with our employees, no assurance can be given that there will not be any work stoppages or other labor disturbances in the future, which could adversely impact our financial results.

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

As of December 31, 2006, we use our own fleet of approximately 260 tractors, 60 trucks and 430 trailers to service customers throughout the United States. The U.S. Department of Transportation, or DOT, regulates our operations, and we are subject to safety requirements prescribed by the DOT. Vehicle dimensions and driver hours of service also are subject to both federal and state regulation. More restrictive limitations on vehicle weight and size, trailer length and configuration, or driver hours of service would increase our costs.

In addition, distributors are inherently dependent upon energy to operate and, therefore, are impacted by changes in diesel fuel prices. The cost of fuel, which was at a historically high level over the last two years, is largely unpredictable and has a significant impact on the Company’s results of operations. Fuel availability, as well as pricing, is also impacted by political and economic factors. We do not currently anticipate a significant reduction in fuel availability; however, it is difficult to predict the future availability of fuel due to the following, among other, factors: dependency on foreign imports of crude oil and the potential for hostilities or other conflicts in oil producing areas; limited refining capacity; and the possibility of changes in governmental policies on fuel production, transportation, and marketing. Significant disruptions in the supply of fuel could have a negative impact on the Company’s operations and results of operations

ITEM 1B—UNRESOLVED STAFF COMMENTS

None.

ITEM 2—PROPERTIES

Our corporate headquarters is located at 555 Maryville University Drive, Suite 240, St. Louis, Missouri 63141, in leased facilities. We lease approximately half of our distribution centers and own the balance. Warehouse space at distribution centers aggregated to approximately 4.3 million square feet (SF) as of December 31, 2006. Distribution centers range in size from 21,100 square feet to 260,000 square feet. The types of facilities at these centers vary by location, from traditional wholesale distribution warehouses to facilities with broad product offerings and capabilities for a wide range of value added services such as pre-hung door operations. We believe that our locations are well maintained and adequate for their purposes.

ITEM 3—LEGAL PROCEEDINGS

We are involved in various claims and litigation arising principally in the ordinary course of business. We believe that the disposition of these matters will not have a material adverse effect on our business or our financial condition.

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

Environmental Matters

In 1995, Huttig was identified as a potentially responsible party in connection with the clean up of contamination at a formerly owned property in Montana that was used for the manufacture of wood windows. We are voluntarily remediating this property under the oversight of and in cooperation with the Montana Department of Environmental Quality (Montana DEQ) and are complying with a 1995 unilateral administrative order of the Montana DEQ to complete a remedial investigation and feasibility study. The remedial investigation was completed and approved in 1998 by the Montana DEQ, which has issued its final risk assessment of this property. In March 2003, the Montana DEQ approved Huttig’s work plan for conducting a feasibility study to evaluate alternatives for cleanup. In July 2004, we submitted the feasibility study report, which evaluated several potential remedies, including continuation and enhancement of remedial measures already in place and operating. We also submitted plans for testing a technology that could effectively remediate the site. The Montana DEQ approved these plans and a pilot test of the remediation technology is in process. The Montana DEQ will comment on the feasibility study report and its recommended remedy, and then will select a final remedy, publish a record of decision and negotiate with Huttig for an administrative order of consent on the implementation of the final remedy. We spent approximately $0.2 million and $0.3 million on remediation costs at this site in the years ended December 31, 2006 and 2005, respectively. The annual level of future remediation expenditures is difficult to estimate because of the uncertainty relating to the final remedy to be selected by the Montana DEQ. As of December 31, 2006, we have accrued $0.6 million for future costs of remediating this site, which management believes represents a reasonable estimate, based on current facts and circumstances, of the currently expected costs of continued remediation. Until the Montana DEQ selects a final remedy, however, management cannot estimate the top of the range of loss or cost to Huttig of the final remediation order.

In June 2004, as part of the due diligence conducted by a party interested in acquiring the American Pine Products facility, a previously unknown release of petroleum hydrocarbons and pentachlorophenol, or PCP, was discovered in soil and groundwater at the facility. Based on the initial investigation, we believe that the source of the contamination was a former wood-dipping operation on the property that was discontinued approximately 20 years ago, prior to our acquiring the facility. We voluntarily reported this discovery to the Oregon Department of Environmental Quality (Oregon DEQ) and agreed to participate in the Oregon DEQ’s voluntary cleanup program. Pursuant to this program, we have begun to remediate the property by product recovery under the oversight of the Oregon DEQ. We have substantially completed our investigation of the nature and extent of contamination and will soon be submitting a remedial investigation report to the Oregon DEQ. We have placed previous owners of the facility on notice of the related claim against them and continue to review whether we can recover our costs from other possible responsible parties. We spent less than $0.2 million per year on remediation costs at this site in the years ended December 31, 2006 and 2005. As of December 31, 2006, we have accrued approximately $0.2 million for future costs of remediating this site, which management believes represents a reasonable estimate, based on current facts and circumstances, of the currently expected costs of continued remediation. Until the Oregon DEQ selects a final remedy, however, management cannot estimate the top of the range of loss or cost to Huttig of the final remediation order.

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

No matters were submitted to a vote of our shareholders during the fourth quarter of 2006.

PART II

ITEM 5—MARKET	FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange and trades under the symbol “HBP.”

At February 23, 2007, there were approximately 2,398 holders of record of our common stock. The following table sets forth the range of high and low sale prices of the common stock on the New York Stock Exchange Composite Tape during each quarter of the years ended December 31, 2006 and 2005:

	2006		2005
	High	Low	High	Low
First Quarter	9.31	7.93	11.48	9.40
Second Quarter	9.53	5.96	12.00	9.63
Third Quarter	8.19	4.78	11.50	8.20
Fourth Quarter	6.30	4.73	9.76	8.25

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

Performance Graph

The following Performance Graph and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that the Company specifically incorporates it by reference into such filing.

The following table compares total shareholder returns for the Company over the last five years to the Standard and Poor’s 500 Stock Index and that of a peer group made up of other building material and industrial products distributors assuming a $100 investment made on December 31, 2001. Each of the three measures of cumulative total return assumes reinvestment of dividends. The stock performance shown on the graph below is not necessarily indicative of future price performance.

	Huttig Building Products	S&P 500	Peer Group Index
12/01	$100.00	$100.00	$100.00
12/02	46.72	77.90	111.21
12/03	49.18	100.24	162.24
12/04	171.31	111.15	250.15
12/05	137.70	116.61	383.71
12/06	86.72	135.03	311.99

(1)	The peer group includes the following companies: QEP Co., Watsco Inc., Building Materials Holding Corporation and Universal Forest Products, Inc.

ITEM 6—SELECTED CONSOLIDATED FINANCIAL DATA

The following table summarizes certain selected financial data of continuing operations of Huttig for each of the five years in the period ended December 31, 2006. The information contained in the following table may not necessarily be indicative of our past or future performance. Such historical data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto included elsewhere in this report.

	Year Ended December 31,
	2006	2005(3)	2004	2003	2002
	(In Millions, Except Per Share Data)
Income Statement Data:(1)
Net sales	$1,102.7	$1,097.2	$938.4	$790.5	$751.3
Cost of sales	896.9	884.7	756.4	639.5	608.7
Gross margin	205.8	212.5	182.0	151.0	142.6
Operating expenses	209.9	182.9	157.7	144.1	134.2
Gain on disposal of capital assets	—	(2.5)	(4.6)	(1.1)	(0.4)
Operating profit (loss)	(4.1)	32.1	28.9	8.0	8.8
Interest expense, net	5.3	4.6	4.6	6.5	9.4
Income (loss) from continuing operations before income taxes	(10.0)	27.5	23.8	2.2	(0.4)
Provision (benefit) for income taxes	(2.3)	10.4	8.2	0.8	(0.2)
Net income (loss) from continuing operations	(7.7)	17.1	15.6	1.4	(0.2)
Per share:
Net income (loss) from continuing operations (basic)	(0.38)	0.85	0.80	0.07	(0.01)
Net income (loss) from continuing operations (diluted)	(0.38)	0.84	0.78	0.07	(0.01)

Balance Sheet Data (at end of year):
Total assets	241.2	266.8	215.0	226.0	233.5
Debt—bank, capital leases and other obligations(2)	45.7	33.2	37.5	67.8	67.9
Total shareholders’ equity	109.7	114.9	91.0	72.2	68.2

(1)	Amounts have been restated to exclude operations classified as discontinued in 2004.
(2)	Debt includes both current and long-term portions of bank debt and capital leases. See Note 5 to our consolidated financial statements.
(3)	Texas Wholesale Buildings Materials, Inc. was acquired on January 11, 2005.

ITEM  7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Huttig is a distributor of building materials used principally in new residential construction and in home improvement, remodeling, and repair work. As of March 14, 2007, we distribute our products through 39 distribution centers serving 45 states and sell primarily to building materials dealers, national buying groups, home centers and industrial users, including makers of manufactured homes.

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

Accounts Receivable—Trade accounts receivable consist of amounts owed for orders shipped to customers and are stated net of an allowance for doubtful accounts. Huttig’s corporate management establishes an overall credit policy for sales to customers and is responsible for all credit decisions. The allowance for doubtful accounts is determined based on a number of factors including when customer accounts exceed 90 days past due or sooner depending on the credit strength of the customer. Our credit policies, together with monitoring of customer balances, have resulted in average bad debt expense of less than 0.1% of net sales during each of the last three years.

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

Contingencies—We accrue expenses when it is probable that an asset has been impaired or a liability has been incurred and we can reasonably estimate the expense. Contingencies for which we have made accruals include environmental, product liability and other legal matters. It is possible that future results of operations for any particular quarter or annual period and our financial condition could be materially affected by changes in assumptions or other circumstances related to these matters. We accrue an estimate of the cost of resolution of these matters and make adjustments to the amounts accrued as circumstances change.

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

Income Taxes—We operate within multiple taxing jurisdictions and are subject to audit in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve. We regularly review our potential tax liabilities for tax years subject to audit. Changes in our tax liability occurred in 2006 and may occur in the future as our assessment changes based on the progress of tax examinations in various jurisdictions and/or changes in tax regulations. In management’s opinion, adequate provisions for income taxes have been made for all years presented.

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

Share-Based Compensation—We have share-based compensation plans under which employees and directors may be granted awards. Prior to January 1, 2006, we accounted for stock-based compensation utilizing the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees” and related Interpretations. Generally, no compensation expense was recognized for fixed option plans because the exercise prices of employee stock options equaled or exceeded the market prices of the underlying stock on the dates of grant. However, prior to adoption of Statement of Financial Accounting Standards No. 123 (revised) “Share-Based Payment” (SFAS 123R), share-based compensation had been included in pro forma disclosures in the financial statement footnotes for periods prior to 2006.

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123R using the modified-prospective transition method. Among other items, SFAS 123R eliminated the use of APB 25 and the intrinsic value method of accounting, and required companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements.

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

We estimate the fair value of stock option awards on the date of grant utilizing a modified Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of short-term traded options that have no vesting restrictions and are fully transferable. The estimate may materially change because it depends on, among other things, levels of share-based payments granted, the market value of our common stock as well as assumptions regarding a number of complex variables. These variables include, but are not limited to, our stock price, volatility, risk-free interest rate, dividend rate and employee stock option exercise behaviors and the related tax impact.

SFAS 123R also requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. If actual forfeitures vary from our estimates, we will recognize the difference in compensation expense in the period the actual forfeitures occur or when options vest.

Results of Operations

Fiscal 2006 Compared to Fiscal 2005

Net sales from continuing operations were $1,102.7 million in 2006, which were $5.5 million higher than 2005. Our net sales increased 9% increase in the first half of 2006 over 2005 which increase was mostly offset by a 7% decline in the second half of 2006 over 2005 when the housing market began to decline. New housing starts in the United States decreased to approximately 1.8 million in 2006 from 2.1 million in 2005, including 1.46 million single family residences in 2006 versus 1.72 million in 2005, based on data from the U.S. Census Bureau. We anticipate decreased housing starts in 2007 versus 2006 based on the current level of housing activity and industry forecasts for 2007.

By product category, sales increased in millwork and building products, compared to 2005 and declined in wood products. Millwork sales increased 1% in 2006 to $591.5 million led by interior doors and columns, which increases were partially offset by a decrease in window sales. Building product sales increased 7% in 2006 to $351.7 million led by decking, connectors, fasteners and roofing. Wood products decreased 14% to $159.3 million in 2006 with an 11% increase in sales of engineered wood products partially offsetting a 22% decrease in sales of other wood products.

Gross margin decreased approximately 3% to $205.8 million or 18.7% of sales in 2006 as compared to $212.5 million or 19.4% of sales in 2005. The 2006 results include a $5.4 million, or 0.5% of sales, impact from charges related to the impairment of inventory associated with the exit of a wood decking product line and the conversion of six branches to a new exterior door vendor and from liquidating inventory at our closed branches. These items decreased gross margin percentage by approximately one half of a percentage point in 2006. In addition, the 2006 gross margin percentage was negatively impacted from lower gross margins on exterior and interior doors and building products and higher customer rebates as compared to 2005.

Operating expenses increased $27.0 million to approximately $209.9 million or 19.0% of sales in 2006, compared to approximately $182.9 million or 16.7% of sales in 2005. Operating expenses for 2006 include $10.7 million of expenses related to the decision to discontinue the implementation of, and write-off capitalized costs associated with, a new enterprise resource planning system, $1.9 million of expenses, primarily severance and lease termination, associated with the shut down and consolidation of five branches during the third and fourth quarters of 2006, and $0.9 million related to severance cost associated with other workforce reductions in addition to the reductions in force associated with the branch closures and consolidation. Operating expenses in 2006 also reflected increased wage and benefit costs, fuel costs and building and equipment rent partially offset by lower incentive compensation costs. With the adoption of SFAS No. 123R, we recorded total stock-based compensation expense of $1.8 million in 2006 compared to $0.6 million in 2005.

The results for the year ended December 31, 2005 included a gain on the sale of a facility of $2.5 million.

Net interest expense was $5.3 million in 2006 compared to $4.6 in 2005 primarily due to higher LIBOR-based borrowing rates in 2006 versus 2005. In addition, in 2006, we refinanced our previous credit agreement and recorded a non-cash charge of $1.1 million to write off the remaining unamortized loan fees related this credit agreement and a $0.5 million gain on a related interest rate swap in place on the prior credit facilities.

Income taxes as a percentage of pre-tax income (loss) for the years ended December 31, 2006 and 2005 were approximately 23% and 38%, respectively. In 2006, the benefit for certain state tax net operating loss carry forwards increased by $1.3 million, but was offset by a $2.7 million increase in the related valuation allowance, resulting in a $1.4 million net reduction to the overall 2006 income tax benefit.

As a result of the foregoing factors, we incurred a loss from continuing operations of $7.7 million in 2006 as compared to income from continuing operations of $17.1 million in 2005.

Fiscal 2005 Compared to Fiscal 2004

Continuing Operations

Net sales from continuing operations were $1,097.2 million in 2005, which were $158.8 million, or approximately 17%, higher than 2004. Our branch in Dallas, which we acquired in January 2005, and to a lesser extent, our new branches in Atlanta, Minneapolis, and Long Island accounted for over one-half of the net sales increase in 2005. Same branch sales increased by approximately 7% in 2005 over 2004, primarily as a result of increased millwork and building products sales.

By product category, sales increased in millwork and building products, compared to 2004 and remained relatively flat in wood products. Millwork sales increased 20% in 2005 to $577.4 million led by exterior and interior doors, windows and columns, which increases were partially offset by a decrease in moulding sales. Building product sales increased 22% in 2005 to $331.1 million led by connectors, decking and housewrap. Wood products remained relatively stable at $188.7 million in 2005 compared to $186.3 million in the prior year, with increased sales of engineered wood products offsetting decreased sales of other wood products.

Gross margin increased approximately 17% to $212.5 million or 19.4% of sales in 2005 as compared to $182.0 million or 19.4% of sales in 2004. Gross margin as a percentage of sales in 2005 benefited from higher gross margins on exterior and interior doors, an improved product mix and higher vendor rebates, which was partially offset by lower gross margins on mouldings and lower gross margins at our new Dallas branch. The Dallas branch has a higher mix of lower margin direct sales and decreased our 2005 gross margin as a percentage of sales by ..5%.

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

In October 2005, the Company’s leased facility in Riviera Beach, Florida suffered significant damage as a result of Hurricane Wilma. This facility did not re-open until July 2006. We recorded a $0.2 million loss in the 2005 fourth quarter due to damages to the Riviera Beach Facility and its contents.

The results for the year ended December 31, 2005 included a gain on the sale of a facility of $2.5 million. In 2004, we recognized a $4.6 million gain on disposal of capital assets from the sale of facilities, as we moved into larger, leased facilities.

Net interest expense was $4.6 million in 2005 and 2004. In addition, during the third quarter of 2004, we refinanced our previous credit agreement and recorded a non-cash charge of $0.5 million to write off the remaining unamortized loan fees related this credit agreement.

Income taxes as a percentage of pre-tax income for the year ended December 31, 2005 and 2004 were approximately 38% and 34%, respectively. The 2004 effective tax rate benefited from the closure of multi-year tax audits allowing us to eliminate certain tax accruals.

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

Liquidity and Capital Resources

We depend on cash flow from operations and funds available under our revolving credit facility to finance seasonal working capital needs, capital expenditures and any acquisitions that we may undertake. Our working capital requirements are generally greatest in the second and third quarters, which reflect the seasonal nature of our business. The second and third quarters are also typically our strongest operating quarters, largely due to more favorable weather throughout many of our markets compared to the first and fourth quarters. We typically generate cash from working capital reductions in the fourth quarter of the year and build working capital during the first quarter in preparation for our second and third quarters. We also maintain significant inventories to meet rapid delivery requirements of our customers and to enable us to obtain favorable pricing, delivery and service terms with our suppliers. At December 31, 2006 and 2005, inventories constituted approximately 40% and 37% of our total assets, respectively. We also closely monitor operating expenses and inventory levels during seasonally affected periods and, to the extent possible, manage variable operating costs to minimize seasonal effects on our profitability.

Operations. Cash provided from operating activities from continuing operations decreased by $14.5 million to $1.3 million for the year ended December 31, 2006, from $15.8 million in 2005. The decrease in cash provided by operating activities primarily reflects the decreased profitability in 2006. Accounts receivable decreased by $16.4 million during 2006 compared to an increase of $9.9 million a year ago. Days sales outstanding improved slightly by 2.2 days to 27.2 days at December 31, 2006 from 29.4 days at December 31, 2005 based on annualized fourth quarter sales for the respective periods. Inventory decreased during 2006 by $2.4 million compared to an increase of $17.2 million in 2005. Our inventory turns decreased to 6.7 turns in 2006 from 8.0 turns in 2005. Accounts payable decreased by $26.4 million during 2006 compared to a $24.6 million increase in the year ago period.

Cash used in discontinued operations during 2005 was $1.0 million.

Investing. Cash used in investing activities of $8.0 million for 2006 reflects $4.5 related to the new enterprise resource planning system, that was subsequently written-off, and the balance relates primarily to machinery and equipment at multiple branch locations net of proceeds from the sale of various other equipment. Cash used in investing activities of $7.9 million for 2005 reflects $15.0 million used for the acquisition of Texas Wholesale and $6.5 million of capital expenditures for normal, continuing operating activities. The uses of cash in investing activities in 2005 were partially offset by $10.8 million of proceeds from the disposition of our remaining Builder Resource locations in Alabama, Tennessee, and Kansas, $2.4 million of proceeds from the sale of our Manchester, New Hampshire facility and $0.4 million of proceeds from the sale of various other equipment.

Financing. Cash provided by financing activities of $11.4 million reflects net borrowings of $16.0 million on our revolving line of credit and term facilities and $1.1 million from the exercise of stock options, which were partially offset by payments of $5.3 million for our capital lease obligations and other obligations and debt issuance costs of $0.4 million. Cash used in financing activities of $7.4 million for 2005 reflects $9.0 million of net payments on our term and revolving credit facilities and $1.4 million of payments for our capital lease and other obligations, which were partially offset by $3.0 million of proceeds received from the exercise of stock options.

On October 20, 2006, the Company entered into new five-year $160.0 million asset based senior secured revolving credit facility (new credit facility) and repaid all amounts outstanding under its prior credit agreement. The new agreement increases borrowing availability and reduces both the LIBOR margin pricing and financial covenant monitoring. Borrowing availability under the new credit facility is based on eligible accounts receivable and inventory. The Company has the right to add a real estate component to increase borrowing availability, but not in excess of the $160.0 million commitment. Additionally, the new agreement includes an option to request an increase in the size of the facility by up to an additional $40.0 million, subject to certain conditions and approvals. The Company must also pay a fee in the range of 0.25% to 0.32% per annum on the average daily-unused amount of the revolving credit commitment. The entire unpaid balance under the new agreement is due and payable on October 20, 2011, the maturity date of the credit agreement.

At December 31, 2006, under the new credit facility we had revolving credit borrowings of $41.8 outstanding at a weighted average interest rate of 6.45%, letters of credit outstanding totaling $5.2 million, primarily for health and workers’ compensation insurance, and $61.4 million of additional borrowing capacity. In addition, we had $3.9 of capital lease and other obligations outstanding at December 31, 2006.

The borrowings under the new credit facility are collateralized by substantially all of the Company’s assets and are subject to certain operating limitations applicable to a loan of this type, which, among other things, place limitations on indebtedness, liens, investments, mergers and acquisitions, dispositions of assets, cash dividends and transactions with affiliates. The financial covenant in the new facility is limited to a fixed charge coverage ratio to be tested only when excess borrowing availability is less than $25.0 million and on a pro forma basis prior to consummation of certain significant business transactions outside the Company’s ordinary course of business and prior to increasing the size of the facility.

In connection with the closing of the new credit facility, the Company terminated an interest rate swap agreement, scheduled to mature in September 2009, associated with the term loan under the prior credit facility. The interest rate swap termination resulted in a gain of $0.5 million that partially offset a charge of $1.1 million to write off unamortized costs associated with the prior loan facility. Both the gain and write-off were recognized in the 2006 fourth quarter.

We believe that cash generated from our operations and funds available under our credit facility will provide sufficient funds to meet our currently anticipated short-term and long-term liquidity and capital expenditure requirements.

Off-Balance Sheet Arrangements

In addition to funds available from operating cash flows and our bank credit facility as described above, we use operating leases as a principal off balance sheet technique. Operating leases are employed as an alternative to purchasing certain property, plant and equipment. Future rental commitments, extending through the year 2020, under all non-cancelable operating leases in effect at December 31, 2006 total $96.3 million.

Divestitures

During 2005, we sold our remaining Builder Resource one-step branches, and certain assets, including accounts receivable, inventory, equipment and real property for $10.8 million in cash and reported an after-tax gain of $1.3 million. The after-tax gain is included in net income from discontinued operations for the year ended December 31, 2005. We used the proceeds of the sale to pay down debt and trade payables. We reported these branches as discontinued operations and related assets were classified as held for sale effective December 31, 2004.

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

Commitments and Contingencies

The table below summarizes our contractual obligations as of December 31, 2006 (in millions):

		Payments Due by Period
	Total	2007	2008- 2009	2010- 2011	Beyond 2011
Long-term debt, including current portion(1)	$45.3	$2.5	$0.7	$41.9	$0.2
Capital lease obligations	0.4	0.4	—	—	—
Operating lease obligations	96.3	18.4	30.1	22.5	25.3
Guaranteed payments(2)	1.9	0.4	0.8	0.7	—
Purchase obligations(3)	—	—	—	—

Total	$143.9	$21.7	$31.6	$65.1	$25.5

(1)	Amounts represent the expected cash payments of our long-term debt and do not include any fair value adjustments. The estimated fair value of our long-term debt approximates book value because interest rates on nearly all of the outstanding borrowings are reset every 30 to 90 days.
(2)	Amounts represent guaranteed payments related to the acquisition of Texas Wholesale Building Materials, Inc. on January 11, 2005.
(3)	On August 2, 2004, we sold to Woodgrain Millwork, Inc. substantially all of the assets, but excluding the land, buildings and building improvements, of American Pine Products, a mouldings manufacturing facility in Prineville, Oregon. We also entered into a non-exclusive supply agreement with Woodgrain under which we have agreed to purchase mouldings, doors, windows, door frames and other millwork products from Woodgrain for a period of five years at market prices. In 2007 through 2009, the supply agreement requires that we purchase a certain minimum unit volume of certain products from Woodgrain and that Woodgrain sell such products at competitive market prices. The minimum volume requirements represent less than half of our current overall requirements for such products. If Woodgrain is unable to meet our needs, we believe such products are readily available from other suppliers

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is required to be adopted by us in 2007. We do not expect the adoption of FIN 48 to have a material impact on our consolidated results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards required (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the effect that the adoption of SFAS 157 will have on our consolidated results of operations and financial condition and are not yet in a position to determine such effects.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the company’s balance sheet and statement of operations and the related financial statement disclosures. Early application of the guidance in SAB 108 is encouraged in any report for an interim period of the first fiscal year ending after November 15, 2006, and will be adopted by us in the first quarter of fiscal 2007. We do not expect the adoption of SAB 108 to have a material impact on our consolidated results of operations and financial condition.

Cautionary Statement Relevant to Forward-looking Information for the Purpose of “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

This Annual Report on Form 10-K and our annual report to shareholders contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements regarding:

•	our belief that cash generated from operations and funds available under our credit facility will be sufficient to meet our future liquidity and capital expenditure needs;

•

our belief that we have the product offerings, warehouse and builder support facilities, personnel, systems infrastructure and financial and competitive resources necessary for continued business success;

•	our expectation that housing starts will decrease in 2007 from 2006;

•	our expectation that known contingencies, that the disposition of the various claims and litigation in which we are involved, will not have a material effect on our financial condition, or cash flow;

•	our belief that there are no material environmental liabilities at any of our distribution center locations;

•

the future impact of competition and our ability to maintain favorable terms with our suppliers and transition to alternative suppliers of building products, and the effects of slower economic activity on our results of operations;

•	our liquidity and exposure to market risk;

•	our anticipation that we will not pay dividends in the future;

•	our estimate of future amortization expense for intangible assets;

•	the Company’s expectation that the adoption of FIN 48 and SAB 108 will not have a material impact on its consolidated results of operations and financial condition; and

•	cyclical and seasonal trends.

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

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have exposure to market risk as it relates to effects of changes in interest rates. We had debt outstanding at December 31, 2006 under our new credit facility of $41.8 million.

All of our debt under our revolving credit facility accrues interest at a floating rate basis. If market interest rates for LIBOR had been different by an average of 1% for the year ended December 31, 2006, our interest expense and income before taxes would have changed by $0.6 million. These amounts are determined by considering the impact of the hypothetical interest rates on our borrowing cost. This analysis does not consider the effects of any change in the overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management may take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our financial structure.

We are subject to periodic fluctuations in the price of wood, steel commodities, petrochemical-based products and fuel. Profitability is influenced by these changes as prices change between the time we buy and sell the wood, steel or petrochemical-based products. Profitability is influenced by changes in prices in fuel. In addition, to the extent changes in interest rates affect the housing and remodeling market, we would be affected by such changes.

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Huttig Building Products, Inc.:

We have audited the accompanying consolidated balance sheets of Huttig Building Products, Inc. and subsidiaries (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Huttig Building Products, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

As discussed in Note 2 to the consolidated financial statements, the Company adopted the provisions of SFAS No. 123R Share Based Payment, as of January 1, 2006.

/s/ KPMG LLP

St. Louis, Missouri

March 14, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Huttig Building Products, Inc:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Huttig Building Products, Inc. (the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Huttig Building Products, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Huttig Building Products, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Huttig Building Products, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated March 14, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

St. Louis, Missouri

March 14, 2007

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Millions, Except Per Share Data)

	Year Ended December 31,
	2006	2005	2004
Net sales	$1,102.7	$1,097.2	$938.4
Cost of sales	896.9	884.7	756.4

Gross margin	205.8	212.5	182.0

Operating expenses	209.9	182.9	157.7
Gain on disposal of capital assets	—	(2.5)	(4.6)

Operating profit (loss)	(4.1)	32.1	28.9

Other income (expense):
Interest expense, net	(5.3)	(4.6)	(4.6)
Write-off of unamortized loan fees	(1.1)	—	(0.5)
Gain on derivatives	0.5	—	—

Total other expense, net	(5.9)	(4.6)	(5.1)

Income (loss) from continuing operations before income taxes	(10.0)	27.5	23.8

Provision (benefit) for income taxes	(2.3)	10.4	8.2

Income (loss) from continuing operations	(7.7)	17.1	15.6

Income from discontinued operations, net of taxes	—	1.3	3.3

Net income (loss)	$(7.7)	$18.4	$18.9

Net income (loss) from continuing operations per share—basic	$(0.38)	$0.85	$0.80
Net income from discontinued operations per share—basic	—	0.07	0.17

Net income (loss) per share—basic	$(0.38)	$0.92	$0.97

Net Income (loss) from Continuing Operations Per Share—Diluted	$(0.38)	$0.84	$0.78
Net income from discontinued operations per share—diluted	—	0.06	0.17

Net income (loss) per share—diluted	$(0.38)	$0.90	$0.95

see notes to consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Millions)

	Year Ended December 31,
	2006	2005
ASSETS
CURRENT ASSETS:
Cash and equivalents	$6.1	$1.4
Trade accounts receivable, net	68.9	85.3
Inventories	97.3	99.7
Other current assets	11.7	15.7

Total current assets	184.0	202.1

PROPERTY, PLANT AND EQUIPMENT:
Land	6.0	5.8
Buildings and improvements	32.8	31.6
Machinery and equipment	31.9	33.8

Gross property, plant and equipment	70.7	71.2
Less accumulated depreciation	40.7	34.8

Property, plant and equipment, net	30.0	36.4

OTHER ASSETS:
Goodwill, net	19.1	19.1
Other	5.8	7.9
Deferred income taxes	2.3	1.3

Total other assets	27.2	28.3

TOTAL ASSETS	$241.2	$266.8

see notes to consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Millions, Except Share and Per Share Data)

	Year Ended December 31,
	2006	2005
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$2.9	$9.7
Trade accounts payable	62.1	88.5
Deferred income taxes	4.5	5.1
Accrued compensation	7.8	9.8
Other accrued liabilities	7.4	11.3

Total current liabilities	84.7	124.4

NON-CURRENT LIABILITIES:
Long-term debt, less current maturities	42.8	23.5
Other non-current liabilities	4.0	4.0

Total non-current liabilities	46.8	27.5

SHAREHOLDERS’ EQUITY:
Preferred shares; $.01 par (5,000,000 shares authorized)	—	—
Common shares; $.01 par (50,000,000 shares authorized; at December 31, 2006 and 2005—20,896,145 shares issued)	0.2	0.2
Additional paid-in capital	35.5	34.5
Retained earnings	76.0	83.7
Accumulated other comprehensive loss	—	0.4
Less: Treasury shares, at cost (371,837 shares at December 31, 2006 and 728,319 shares at December 31, 2005)	(2.0)	(3.9)

Total shareholders’ equity	109.7	114.9

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$241.2	$266.8

see notes to consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In Millions)

	Common Shares Outstanding, at Par Value	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Income (Loss)	Treasury Shares, at Cost	Total Shareholders’ Equity
Balance at January 1, 2004	$0.2	$33.3	$46.4	$—	$(7.7)	$72.2
Net income			18.9			18.9
Fair market value adjustment of derivatives, net of tax			—	(0.2)		(0.2)

Comprehensive income			18.9	(0.2)		18.7
Restricted stock issued, net of forfeitures and amortization expense		0.1				0.1

Balance at December 31, 2004	0.2	33.4	65.3	(0.2)	(7.7)	91.0
Net income			18.4			18.4
Fair market value adjustment of derivatives, net of tax			—	0.6		0.6

Comprehensive income (loss)			18.4	0.6		19.0
Stock compensation		0.6				0.6
Restricted stock issued, net of forfeitures		(0.5)			0.5	—
Stock options exercised		1.0			3.3	4.3

Balance at December 31, 2005	0.2	34.5	83.7	0.4	(3.9)	114.9
Net income (loss)			(7.7)			(7.7)
Fair market value adjustment of derivatives, net of tax benefit			—	(0.4)		(0.4)

Comprehensive loss			(7.7)	(0.4)		(8.1)

Restricted stock issued, net of forfeitures		(0.8)			0.8	—
Stock compensation		1.8				1.8
Stock options exercised		—			1.1	1.1

Balance at December 31, 2006	$0.2	$35.5	$76.0	$(0.0)	$(2.0)	$109.7

see notes to consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

	Year Ended December 31,
	2006	2005	2004
Cash Flows From Operating Activities:
Net income (loss)	$(7.7)	$18.4	$18.9
Adjustments to reconcile net income (loss) to cash provided by operations:
Net income from discontinued operations	—	(1.3)	(3.3)
Depreciation and amortization	6.2	6.0	5.7
Stock compensation	1.8	0.6	0.1
Write-off of unamortized loan fees	1.1	—	0.5
Gain on disposal of capital assets	—	(2.5)	(4.6)
Asset impairment	10.7	—	—
Deferred income taxes	(1.4)	0.3	3.8
Changes in operating assets and liabilities:
Trade accounts receivable	16.4	(9.9)	(11.9)
Inventories	2.4	(17.2)	(7.9)
Trade accounts payable	(26.4)	24.6	(0.9)
Other	(1.8)	(3.2)	5.1

Net cash provided from operating activities of continuing operations	1.3	15.8	5.5
Net cash used in operating activities of discontinued operations	—	(1.0)	(0.4)

Total cash provided from operating activities	1.3	14.8	5.1

Cash Flows From Investing Activities:
Capital expenditures for continuing operations	(8.2)	(6.5)	(3.1)
Acquisition of Texas operations	—	(15.0)	—
Proceeds from disposition of capital assets	0.2	2.8	6.2
Proceeds from disposition of discontinued operations	—	10.8	20.7

Total cash provided from (used in) investing activities	(8.0)	(7.9)	23.8

Cash Flows From Financing Activities:
Payments of debt on term and revolving debt agreements	(439.1)	(368.8)	(744.7)
Borrowings of debt on term and revolving debt agreements	455.1	359.8	716.0
Repayment of capital lease and other obligations	(5.3)	(1.4)	(1.5)
Debt issuance costs	(0.4)	—	(1.8)
Proceeds from exercise of stock options including tax benefits	1.1	3.0	—

Total cash provided by (used in) financing activities	11.4	(7.4)	(32.0)

Net Increase (Decrease) in Cash and Equivalents	4.7	(0.5)	(3.1)
Cash and Equivalents, Beginning of Period	1.4	1.9	5.0

Cash and Equivalents, End of Period	$6.1	$1.4	$1.9

Supplemental Disclosure of Cash Flow Information:
Interest paid	$4.8	$4.2	$4.1
Income taxes paid	$4.8	$7.3	$2.6
Cash received from exercise of stock options	$0.8	$3.0	$—
Non-cash financing activities:
Assets acquired with debt obligations	$1.8	$8.4	$—

see notes to consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(In Millions, Except Share and Per Share Data)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES

Organization—Huttig Building Products, Inc. and subsidiaries (the “Company” or “Huttig”) is a distributor of building materials used principally in new residential construction and in home improvement, remodeling and repair work. As of March 14, 2007, Huttig’s products are distributed through 39 distribution centers serving 45 states and are sold primarily to building materials dealers, national buying groups, home centers and industrial users including makers of manufactured homes.

Principles of Consolidation—The consolidated financial statements include the accounts of Huttig Building Products, Inc. and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

Revenue Recognition—Revenues are recorded when title passes to the customer, which occurs upon delivery of product, less an allowance for returns, customer rebates and discounts for early payments. Returned products for which the Company assumes responsibility is estimated based on historical returns and are accrued as a reduction of sales at the time of the original sale.

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

Accounts Receivable—Trade accounts receivable consist of amounts owed for orders shipped to customers and are stated net of an allowance for doubtful accounts. Huttig’s corporate management establishes an overall credit policy for sales to customers. The allowance for doubtful accounts is determined based on a number of factors including when customer accounts exceed 90 days past due along with the credit strength of the customer.

LIFO Inventories—Inventories are valued at the lower of cost or market. The Company’s entire inventory is comprised of finished goods. Approximately 84% of inventories were determined by using the LIFO (last-in, first-out) method of inventory valuation as of December 31, 2006 and 83% in 2005. The balance of all other inventories is determined by the average cost method, which approximates costs on a FIFO (first-in, first-out) method. The replacement cost would be higher than the LIFO valuation by $9.7 million in 2006 and $8.9 million in 2005.

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

Property, Plant and Equipment—Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets and is charged to operating expenses. Buildings and improvements lives range from 3 to 25 years. Machinery and equipment lives range from 3 to 10 years. The Company recorded depreciation expense of $5.2 million, $4.9 million and $4.6 million in 2006, 2005 and 2004, respectively.

Goodwill and Other Intangible Assets —Goodwill is reviewed for impairment annually, or more frequently if certain indicators arise. The Company also reassesses useful lives of previously recognized intangible assets. See Note 2, “Goodwill” for additional information.

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

Shipping—Costs associated with shipping products to the Company’s customers are charged to operating expense. Shipping costs were approximately $43.2 million, $37.6 million and $31.8 million in 2006, 2005 and 2004, respectively.

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

Accounting For Stock-Based Compensation—Prior to January 1, 2006, the Company accounted for share-based compensation under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). Therefore, the Company measured compensation expense for its share-based compensation using the intrinsic value method, that is, as the excess, if any, of the fair market value of the Company’s stock at the grant date over the amount required to be paid to acquire the stock, and provided the disclosures required by SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”). See Footnote 9.

Effective January 1, 2006, the Company began recording compensation expense associated with stock options and other equity-based compensation in accordance with SFAS No. 123 (revised) “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method and therefore has not restated results for prior periods. Under the modified prospective transition method, share-based compensation expense for 2006 includes 1) compensation expense for all share-based awards granted on or after January 1, 2006 as determined based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R and 2) compensation expense for share-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. The Company recognizes compensation expense straight-line over the requisite service period of the award, which is generally three years.

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

Accounting for Derivative Instruments and Hedging Activities—SFAS No. 133, as amended, established accounting and reporting standards for derivative instruments, including certain derivative instruments used for hedging activities. All derivative instruments, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income (“OCI”) and are recognized in the statement of income when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. If the derivative is not designated as a hedge for accounting purposes, changes in fair value are immediately recognized in earnings.

Financial Information About Industry Segments.

Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”) defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. At December 31, 2006, under the definition of a segment, each of our branches is considered an operating segment of our business. Under SFAS 131, segments may be aggregated if the segments have similar economic characteristics and if the nature of the products, distribution methods, customers and regulatory environments are similar. The Company has aggregated its branches into one reporting segment, consistent with SFAS 131.

2.    ACCOUNTING CHANGES AND RECENT ACCOUNTING DEVELOPMENTS

Share-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, using the modified-prospective transition method. Among other items, SFAS 123R eliminated the use of APB 25 and the intrinsic value method of accounting, and required companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements.

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

Recent Accounting Developments.

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is required to be adopted by the Company in 2007. The Company does not expect the adoption of FIN 48 to have a material impact on its consolidated results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards required (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect that the adoption of SFAS 157 will have on its consolidated results of operations and financial condition and is not yet in a position to determine such effect.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the Company’s balance sheet and statement of operations and the related financial statement disclosures. Early application of the guidance in SAB 108 is encouraged in any report for an interim period of the first fiscal year ending after November 15, 2006, and will be adopted by the Company in the first quarter of fiscal 2007. The Company does not expect the adoption of SAB 108 to have a material impact on its consolidated results of operations and financial condition.

3.    GOODWILL AND OTHER INTANGIBLE ASSETS

Under SFAS No. 142, “Goodwill and other Intangible Assets” (“SFAS No. 142”), goodwill is no longer amortized but is reviewed for impairment annually, or more frequently if certain indicators arise. In addition, the statement requires reassessment of the useful lives of previously recognized intangible assets.

SFAS No. 142 prescribes a two-step process for impairment testing of goodwill. During the fourth quarter of each of 2006 and 2005, the Company performed the annual test for impairment of the Company’s reporting units and there was no impairment of goodwill.

	Cost		Accumulated Amortization
	2006	2005	2006	2005
Unamortizable intangible assets:
Goodwill, net	$19.1	$19.1	N/A	N/A

Amortizable intangible assets:(1)
Covenant not to compete	$2.5	$2.5	$0.8	$0.4
Customer relationships	1.4	1.4	0.1	0.1
Trademarks	0.5	0.5	0.3	0.3

(1)	Amortizable intangible assets are included in “Other Assets”

In 2005, goodwill increased $5.5 million from the acquisition of Texas Wholesale Building Materials, Inc. The Company recorded amortization expense of $0.5 million, $0.5 million and $0.1 million, for the years ended December 31, 2006, 2005 and 2004, respectively. The Company expects to record amortization expense for its existing intangible assets of approximately $0.5 million per year from 2007 to 2010, approximately $0.1 million in 2022 and in total, approximately $1.1 million thereafter.

4.    ALLOWANCE FOR DOUBTFUL ACCOUNTS

The allowance for doubtful accounts as of December 31, 2006, 2005 and 2004 consisted of the following (in millions):

	2006	2005	2004
Balance at beginning of year	$0.9	$0.8	$0.6
Provision charged to expense	0.8	0.2	0.9
Write-offs, less recoveries	(0.9)	(0.1)	(0.7)

Balance at end of year	$0.8	$0.9	$0.8

5.    LONG-TERM DEBT

Debt as of December 31, 2006 and 2005 consisted of the following (in millions):

	2006	2005
Revolving credit facility	$41.8	$1.1
Term loan	—	24.6
Other obligations	3.9	7.5

Total debt	45.7	33.2
Less current portion	2.9	9.7

Long-term debt	$42.8	$23.5

Credit Agreement—On October 20, 2006, the Company entered into new five-year $160.0 million asset based senior secured revolving credit facility (“new credit facility”) and repaid all amounts outstanding under its prior credit agreement. The new credit facility increases borrowing availability and reduces both the LIBOR margin pricing and financial covenant monitoring. Borrowing availability under the new credit facility is based on eligible accounts receivable and inventory. The Company has the right to add a real estate component to increase borrowing availability, but not in excess of the $160.0 million commitment. Additionally, the new credit facility includes an option to request an increase in the size of the facility by up to an additional $40.0 million, subject to certain conditions and approvals. The Company must also pay a fee in the range of 0.25% to 0.32% per annum on the average daily-unused amount of the revolving credit commitment. The entire unpaid balance under the new credit facility is due and payable on October 20, 2011, the maturity date of the credit agreement.

At December 31, 2006, under the new credit facility the Company had revolving credit borrowings of $41.8 outstanding at a weighted average interest rate of 6.45%, letters of credit outstanding totaling $5.2 million, primarily for health and workers’ compensation insurance, and $61.4 million of additional borrowing capacity. In addition, the Company had $3.9 of capital lease and other obligations outstanding at December 31, 2006.

The borrowings under the new credit facility are collateralized by substantially all of the Company’s assets and are subject to certain operating limitations applicable to a loan of this type, which, among other things, place limitations on indebtedness, liens, investments, mergers and acquisitions dispositions of assets, cash dividends and transactions with affiliates. The financial covenant in the new facility is limited to a fixed charge coverage ratio to be tested only when excess borrowing availability is less than $25.0 million and on a pro forma basis prior to consummation of certain significant business transactions outside the Company’s ordinary course of business and prior to increasing the size of the facility.

In connection with the closing of the new credit facility, the Company terminated an interest rate swap agreement, scheduled to mature in September 2009, associated with the term loan under the prior credit facility. The interest rate swap termination resulted in a gain of $0.5 million that partially offset a charge of $1.1 million to write off unamortized costs associated with the prior loan facility. Both the gain and write-off were recognized in the 2006 fourth quarter.

Maturities—At December 31, 2006, the aggregate scheduled maturities of debt are as follows (in millions):

2007	$2.9
2008	0.3
2009	0.4
2010	—
2011	41.9
Thereafter	0.2

Total	$45.7

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

7.    COMMITMENTS AND CONTINGENCIES

The Company leases certain of its vehicles, equipment and warehouse and manufacturing facilities from various third parties under capital and non-cancelable operating leases with various terms. Certain leases contain renewal or purchase options. Future minimum payments, by year, and in the aggregate, under these leases with initial or remaining terms of one year or more consisted of the following at December 31, 2006 (in millions):

	Capital Leases	Non-cancelable Operating Leases	Minimum Sublease Income	Net
2007	$0.4	$19.1	$(0.7)	$18.8
2008	—	17.0	(0.6)	16.4
2009	—	14.1	(0.4)	13.7
2010	—	12.9	(0.1)	12.8
2011	—	9.8	(0.1)	9.7
Thereafter	—	25.3	—	25.3

Total minimum lease payments	0.4	$98.2	$(1.9)	$96.7

Amount representing interest	—

Present value of minimum lease payments	$0.4

The weighted average interest rate for capital leases is 7.2%. Operating lease obligations expire in varying amounts through 2020. Rental expense for all operating leases was $26.3 million, $23.2 million and $18.5 million in 2006, 2005 and 2004, respectively.

The cost of assets capitalized under leases is as follows at December 31, 2006 and 2005 (in millions):

	2006	2005
Land, buildings and improvements	$3.7	$7.2
Less accumulated depreciation	2.6	5.2

Cost of leased assets—net	$1.1	$2.0

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

In 1995, Huttig was identified as a potentially responsible party in connection with the clean up of contamination at a formerly owned property in Montana that was used for the manufacture of wood windows. Huttig is voluntarily remediating this property under the oversight of and in cooperation with the Montana Department of Environmental Quality (Montana DEQ) and are complying with a 1995 unilateral administrative order of the Montana DEQ to complete a remedial investigation and feasibility study. The remedial investigation was completed and approved in 1998 by the Montana DEQ, which has issued its final risk assessment of this property. In March 2003, the Montana DEQ approved Huttig’s work plan for conducting a feasibility study to evaluate alternatives for cleanup. In July 2004, Huttig submitted the feasibility study report, which evaluated several potential remedies, including continuation and enhancement of remedial measures already in place and operating. The Company also submitted plans for testing a technology that could effectively remediate the site. The Montana DEQ approved these plans and a pilot test of the remediation technology is in process. The Montana DEQ will comment on the feasibility study report and its recommended remedy, and then will select a final remedy, publish a record of decision and negotiate with Huttig for an administrative order of consent on the implementation of the final remedy. The Company spent less than $0.2 million and $0.3 million on remediation costs at this site in the years ended December 31, 2006 and 2005, respectively. The annual level of future remediation expenditures is difficult to estimate because of the uncertainty relating to the final remedy to be selected by the Montana DEQ. As of December 31, 2006, the Company has accrued $0.6 million for future costs of remediating this site, which management believes represents a reasonable estimate, based on current facts and circumstances, of the currently expected costs of continued remediation. Until the Montana DEQ selects a final remedy, however, management cannot estimate the top of the range of loss or cost to Huttig of the final remediation order.

In June 2004, as part of the due diligence conducted by a party interested in acquiring the American Pine Products facility, a previously unknown release of petroleum hydrocarbons and pentachlorophenol, or PCP, was discovered in soil and groundwater at the facility. Based on the initial investigation, the Company believes that the source of the contamination was a former wood-dipping operation on the property that was discontinued approximately 20 years ago, prior to our acquiring the facility. Huttig voluntarily reported this discovery to the Oregon Department of Environmental Quality (Oregon DEQ) and agreed to participate in the Oregon DEQ’s voluntary cleanup program. Pursuant to this program, Huttig has begun to remediate the property by product recovery under the oversight of the Oregon DEQ. The Company has substantially completed our investigation and will soon be submitting a remedial investigation report to the Oregon DEQ. The Company has placed previous owners of the facility on notice of the related claim against them and continue to review whether the Company can recover its costs from other possible responsible parties. The Company spent less than $0.2 million per year on remediation costs at this site in the year ended December 31, 2006 and 2005. As of December 31,

2006, the Company has accrued approximately $0.2 million for future costs of remediating this site, which management believes represents a reasonable estimate, based on current facts and circumstances, of the currently expected costs of continued remediation. Until the Oregon DEQ selects a final remedy, however, management cannot estimate the top of the range of loss or cost to Huttig of the final remediation order.

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

8.    EMPLOYEE BENEFIT PLANS

Defined Benefit Plans—The Company participates in several multi-employer pension plans that provide benefits to certain employees under collective bargaining agreements. Total contributions to these plans were $0.6 million, $0.6 million, and $0.6 million in 2006, 2005 and 2004, respectively.

Defined Contribution Plans—The Company sponsors a qualified defined contribution plan covering substantially all its employees. The plan provides for Company matching contributions based upon a percentage of the employee’s voluntary contributions. The Company’s matching contributions were $1.6 million, $1.2 million and $1.4 million for the years ended December 31, 2006, 2005 and 2004, respectively.

The Company has established a nonqualified deferred compensation plan to allow for the deferral of employee voluntary contributions that are limited under the Company’s existing qualified defined contribution plan. The plan provides for deferral of up to 50% of an employee’s total compensation and matching contributions based upon a percentage of the employee’s voluntary contributions. The Company’s matching contributions to this plan were less than $0.1 million in 2006, and approximately $0.1 million and $0.2 million in 2005 and 2004, respectively.

9.    STOCK AND INCENTIVE COMPENSATION PLANS

1999 Stock Incentive Plan

The Company’s 1999 Stock Incentive Plan allowed the Company to grant awards to key employees, including restricted stock awards, stock options and stock appreciation rights, subject primarily to the requirement of continuing employment. Upon adoption of the 2005 Executive Incentive Compensation Plan as described below, no further awards may be made under this Plan. Stock options issued under this Plan by the Company become exercisable for up to 50% of the shares one year after grant, 75% two years after grant, and 100% three years after grant, and expire ten-years from the date of grant. The exercise price of stock options is the fair market value of the common stock at the date of grant. No monetary consideration was paid by employees who receive restricted stock. Restricted stock was granted without performance restrictions.

2001 Stock Incentive Plan

The Company’s Amended and Restated 2001 Stock Incentive Plan authorized the issuance of incentive awards up to 1,000,000 shares of the issued and outstanding common stock of the Company. Upon adoption of the 2005 Executive Incentive Compensation Plan described below, no further awards may be made under this Plan. The Plan allowed the Company to grant awards to key employees, including restricted stock awards and stock options, subject primarily to the requirement of continued employment. Stock options issued by the Company are exercisable for up to 50% of the shares one year after grant, 75% two years after grant, and 100% three years after grant, and expire ten years from the date of grant. The exercise price of stock options is the fair market value of the common stock at the date of grant. In 2004, the Company granted 432,500 options with an exercise price of $7.23.

2005 Executive Incentive Compensation Plan

In 2005, the Company’s Board of Directors adopted and the Company’s stockholders approved the 2005 Executive Incentive Compensation Plan under which incentive awards of up to 675,000 shares of common stock may be granted. The Plan allows the Company to grant awards to key employees, including restricted stock awards and stock options, subject primarily to the requirement of continued employment. The awards for this Plan are available for grant over a ten-year period unless terminated earlier by the Board of Directors. In 2006 and 2005, the Company granted 188,750 and 142,000 options with a weighted average exercise price of $8.77 and $10.05, respectively. The options vest 50% on the first anniversary of the date of grant, 25% on the second anniversary and the remaining 25% on the third anniversary. In 2006, the Company granted 95,000 and 74,915 shares of restricted stock, net of forfeitures, at a market value of $8.78 and $8.76 per share, respectively. In 2005, the Company granted 64,000 and 25,000 shares of restricted stock, net of forfeitures, at a market value of $10.09 and $11.00 per share, respectively. The restricted shares generally vest ratably over three years, however, 74,915 shares of restricted stock granted on February 28, 2006 vested 50% on December 31, 2006 with the remaining 50% vesting on December 31, 2007. The unearned compensation is being amortized to expense over the respective vesting periods. No monetary consideration is paid by employees who receive restricted stock. Restricted stock can be granted with or without performance restrictions. Upon adoption of this Plan, no further awards may be issued under either the 1999 Stock Incentive Plan or the 2001 Stock Incentive Plan; however, shares forfeited under those plans are available for subsequent issuance under this Plan.

2005 Non-Employee Directors’ Restricted Stock Plan

In 2005, the Company’s Board of Directors adopted and the Company’s stockholders approved the 2005 Non-employee Directors’ Restricted Stock Plan providing for awards of restricted stock and restricted stock units to directors who are not employees of the Company. This Plan replaces the 1999 Non-Employee Director Restricted Stock Plan. This Plan authorizes the granting of awards of up to 75,000 shares of stock. The awards for this Plan are available for grant over a ten-year period unless terminated earlier by the Board of Directors. In 2006, the Company granted 13,680 and 13,824 shares of restricted stock units at a market value of $8.78 and $8.69 per share, respectively. No awards were granted in 2005. The first grant of restricted stock units vested on the date of the 2006 annual shareholders’ meeting and the second 2006 grant will vest on the date of the 2007 annual shareholders’ meeting. The total market value of the awards granted was recorded as unearned compensation in the Statement of Shareholders’ Equity.

EVA Incentive Compensation Plan

The Company’s EVA Incentive Compensation Plan (the “EVA Plan”) is intended to maximize shareholder value by aligning management’s interests with those of shareholders by rewarding management for sustainable and continuous improvement in operating results. Expense (benefit) recorded under the EVA Plan was $(0.2) million, $(0.4) million and $3.2 million in 2006, 2005 and 2004, respectively.

Stock Appreciation Rights

In 2005, we issued 100,000 stock appreciation rights to an employee in connection with an employment agreement. These rights were to vest ratably over a four-year period. No compensation expense for these rights was recognized in 2005 or 2006 because the strike price was in excess of the market price. In 2006, the stock appreciation rights terminated.

Accounting For Stock-Based Compensation

Prior to January 1, 2006, the Company accounted for its stock option plans using the intrinsic value method of accounting provided under APB Opinion No. 25 “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations, as permitted by Financial Accounting Standards (SFAS) No. 123. Accordingly, share-based compensation for stock options was included as pro forma disclosure in the financial statement footnotes and continues to be provided in this manner for periods prior to January 1, 2006, as results for prior periods have not been restated. The grant values based on the date of grant for the grants prior to December 31, 2005 would not have been significantly different than calculated under SFAS No. 123R.

Had the 2005 and 2004 compensation cost been determined according to SFAS No. 123R, which was adopted by the Company on January 1, 2006, the Company’s net income and earnings per share would have approximated the following pro forma amounts:

	2005	2004
	(In millions, except per share amounts)
Net income as reported	$18.4	$18.9
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	0.4	—

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(0.8)	(0.3)

Net income, pro forma	$18.0	$18.6

Net income per share—basic
As reported	$0.92	$0.97
Pro Forma	$0.90	$0.94

Net income per share—diluted
As reported	$0.90	$0.95
Pro Forma	$0.88	$0.92

The Company recognized approximately $1.8 million, or $1.1 million, net of tax effects, in non-cash stock-based compensation expense for the year ended December 31, 2006, comprised of stock options ($0.8 million) and restricted stock awards ($1.0 million). Cash received from exercises of stock options for the years ended December 31, 2006, 2005 and 2004 was $0.8 million, $3.0 million and $0.0 million, respectively.

At December 31, 2006 the Company had 267,664 shares available under all of the stock compensation plans. On January 1, 2007, the Company issued 75,000 restricted shares.

Stock Options

The fair value of each option award is estimated as of the date of grant using the Black-Scholes option pricing model. The weighted average assumptions used in the model were as follows:

	2006	2005	2004
Volatility	49%	50%	52%
Risk-free interest rate	4.4%	4.1%	3.4%
Dividend yield	0.0%	0.0%	0.0%
Expected life of options (years)	6	6	5
Weighted average fair value of options granted	$4.48	$5.18	$3.49

The volatility is estimated based on historical volatility of Huttig stock calculated over the expected term of the option.

The risk-free interest rate assumption is based on observed interest rates appropriate for the expected term of the Company’s employee stock options. The Company has not paid any dividends on common stock since its inception and does not anticipate paying any dividends on its common stock for the foreseeable future. The expected life is estimated based on the Company’s past history of exercises and post-vesting employment termination behavior.

The following table summarizes the stock option transactions pursuant to the Company’s stock incentive plans for the three years ended December 31, 2006:

	Shares (000’s)	Weighted Average Exercise Price Per Share	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (ooo’s)	Average Remaining Vesting Period (months)	Unrecognized Compensation Expense (ooo’s)
Options outstanding at January 1, 2004	1,460	$3.72

Granted	433	7.23
Exercised	(8)	2.98
Forfeited	(44)	6.42

Options outstanding at December 31, 2004	1,841	4.49

Granted	142	10.05
Exercised	(635)	4.72
Forfeited	(56)	5.81

Options outstanding at December 31, 2005	1,292	4.90

Granted	189	8.77
Exercised	(198)	4.11
Forfeited	(59)	7.82

Options outstanding at December 31, 2006	1,224	$5.49	6.6	$0	13	$523

Exercisable at December 31, 2006	946	$4.51	6.0	$734	N/A	N/A

The following table summarizes information about stock options outstanding at December 31, 2006:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
Range of Exercise Price	Number Outstanding (000’s)	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable (000’s)	Weighted Average Exercise Price
$2.30	400	6.3	$2.30	400	$2.30
$2.98	58	4.6	2.98	58	2.98
$4.29 – $4.40	181	3.4	4.31	181	4.31
$7.23	289	7.1	7.23	244	7.23
$8.69 – $8.78	171	9.1	8.77	—	—
$9.12 – $10.09	125	8.3	10.04	63	10.04

Total	1,224	6.6	$5.49	946	$4.51

Restricted Stock and Restricted Stock Units

The following summary presents the information regarding the restricted stock and restricted stock units as of December 31, 2006 and changes during 2006:

	Shares (ooo’s)	Weighted Average Grant Date Fair Value	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (000’s)	Average Remaining Vesting Period (months)	Unrecognized Compensation Expense (ooo’s)
Outstanding at December 31, 2005	97	$9.69

Granted	207	8.76
Restricted Stock Vested	(73)	8.67
Forfeited	(21)	9.47

Outstanding at December 31, 2006	210	$9.15	8.9	$1,114	19	$1,335

Restricted stock units vested at December 31, 2006	14	$8.78	9.1	$72	N/A	N/A

10.    INCOME TAXES

The provision for income taxes, relating to continuing operations, is composed of the following (in millions):

	2006	2005	2004
Current:
U.S. Federal tax (benefit)	$(0.4)	$9.7	$3.1
State and local tax	—	0.4	1.3

Total current	(0.4)	10.1	4.4
Deferred:
U.S. Federal tax (benefit)	(3.0)	0.2	3.7
State and local tax	1.1	0.1	0.1

Total deferred	(1.9)	0.3	3.8

Total income tax (benefit)	$(2.3)	$10.4	$8.2

A reconciliation of income taxes based on the application of the statutory federal income tax rate to income taxes as set forth in the consolidated statements of continuing operations follows:

	2006	2005	2004
Federal statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in taxes resulting from:
State and local taxes	1.8	1.7	3.9
Contingency accrual adjustment	1.8	—	(4.4)
Valuation allowance adjustment	(13.6)	—	—
Nondeductible items	(2.1)	0.8	1.1
Other, net	0.3	0.4	(1.3)

Effective income tax rate	23.2%	37.9%	34.3%

In both 2006 and 2004, the Company successfully closed certain audits of its federal and state tax returns, analyzed its income tax accrual positions based upon the most recent audit results, and reduced its previously provided income tax accruals by $0.2 million and $1.0 million, respectively. No significant additional liabilities were asserted as a result of these audits. Also in 2006, the Company recorded $2.7 million in tax expense to increase the valuation allowance attributed to state tax loss carryforwards based on the Company’s current projections of future state taxable income. The increase in the valuation allowance included a 100% allowance for the $1.3 million increase in the tax loss carryforward which reduced the overall tax benefit recognized for the year.

Deferred income taxes at December 31, 2006 and 2005 are comprised of the following (in millions):

	2006		2005
	Assets	Liabilities	Assets	Liabilities
Accelerated depreciation	$1.2	$—	$—	$1.0
Goodwill	—	0.6	—	0.4
Purchase price book and tax basis differences	0.5		0.7	—
Inventories	—	6.7	—	7.5
Insurance related	0.8	—	1.2	—
Employee benefits related	1.4	—	0.9	—
Other accrued liabilities	0.8	—	0.5	—
State tax loss carryforwards	7.8	—	6.5	—
Other	0.3	—	0.3	—

Gross deferred tax assets and liabilities	12.8	7.3	10.1	8.9
Valuation allowance	(7.7)	—	(5.0)	—

Total	$5.1	$7.3	$5.1	$8.9

The state tax loss carryforwards reflected above have expiration dates extending out to 2025, and are primarily attributable to losses in only one legal entity. The associated valuation allowance was increased during 2006 to equal the entire deferred tax asset of this entity, in accordance with paragraph 21 of FASB Statement No. 109, “Accounting for Income Taxes”. During 2006, less than $0.1 million of the asset relating to these carryforwards was utilized on amended 2004 state filings following the conclusion of the IRS audit of our 2004 Federal return. For 2005, $0.1 million was utilized to offset current state taxable income.

The total deferred income tax assets (liabilities) as presented in the accompanying consolidated balance sheets are as follows (in millions):

	2006	2005	2004
Net current deferred taxes	$(4.5)	$(5.1)	$(4.9)
Net long-term deferred taxes	2.3	1.3	2.1

11.    BASIC AND DILUTED NET INCOME PER SHARE

The following table sets forth the computation of net income per basic and diluted share (net income amounts in millions, share amounts in thousands, per share amounts in dollars):

	2006	2005	2004
Net income (loss) available to common shareholders
Net income (loss) from continuing operations	$(7.7)	$17.1	$15.6
Net income from discontinued operations	—	1.3	3.3

Net income (loss) (numerator)	$(7.7)	$18.4	$18.9

Weighted average number of basic shares outstanding (denominator)	20,270	19,917	19,437

Net income (loss) per share—Basic
Net income (loss) from continuing operations	$(0.38)	$0.85	$0.80
Net income from discontinued operations	—	0.07	0.17

Net income (loss)	$(0.38)	$0.92	$0.97

Weighted average number of basic shares outstanding	20,270	19,917	19,437
Effect of dilutive securities	—	472	433

Weighted average number of diluted shares outstanding (denominator)	20,270	20,389	19,870

Net income (loss) per share—Diluted
Net income (loss) from continuing operations	$(0.38)	$0.84	$0.78
Net income from discontinued operations	—	0.06	0.17

Net income (loss)	$(0.38)	$0.90	$0.95

At December 31, 2006, all outstanding stock options and all non-vested restricted shares were anti-dilutive. At December 31, 2005, stock options and restricted shares totaling 219,000 shares were anti-dilutive. At December 31, 2004, all stock options were dilutive. Anti-dilutive shares were not included in the computations of diluted income per share amounts in 2006 and 2005.

12.    SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table provides selected consolidated financial information from continuing operations on a quarterly basis for each quarter of 2006 and 2005. The Company’s business is seasonal and particularly sensitive to weather conditions. Interim amounts are therefore subject to significant fluctuations (in millions, except per share data).

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2006
Net sales	$281.1	$296.3	$294.2	$231.1	$1,102.7
Gross profit	54.7	56.4	49.9	44.8	205.8
Operating profit (loss)	4.9	6.7	(13.1)	(2.6)	(4.1)
Net income (loss) from continuing operations	2.4	3.3	(9.1)	(4.3)	(7.7)
Net income from discontinued operations	—	—	—	—	—

Net income per share—Diluted
Net income (loss) from continuing operations	$0.12	$0.16	$(0.45)	$(0.21)	$(0.38)
Net income (loss) from discontinued operations	—	—	—	—	—

Net income	$0.12	$0.16	$(0.45)	$(0.21)	$(0.38)

2005
Net sales	$249.4	$281.4	$301.9	$264.5	$1,097.2
Gross profit	47.5	52.9	58.5	53.6	212.5
Operating profit	7.7	6.9	11.4	6.1	32.1
Net income from continuing operations	3.9	3.6	6.3	3.3	17.1
Net income from (loss) discontinued operations	1.4	(0.1)	—	—	1.3

Net income per share—Diluted
Net income from continuing operations	$0.20	$0.18	$0.31	$0.16	$0.84
Net income (loss) from discontinued operations	0.07	(0.01)	—	—	0.06

Net income	$0.27	$0.17	$0.31	$0.16	$0.90

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

In January 2002, the Financial Accounting Standards Board issued, SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Asset”. This statement addresses the accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 broadens the presentation of discontinued operations to include a component of the Company, which comprises operations and cash flows that can be clearly distinguished from the rest of the Company. Based on SFAS No. 144, the Company has accounted for the 2004 and February 2005 dispositions of businesses as discontinued operations.

Operating results of these discontinued operations are shown below:

DISCONTINUED OPERATIONS CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	December 31,
	2005	2004
	(In millions)
Net Sales	$2.5	$100.0

Income before Income Taxes (including gain on disposal of $0.0, $2.2, and $0.0, respectively)	$2.1	$5.4
Provision for Income Taxes	(0.8)	(2.1)

Net Income	$1.3	$3.3

14.    ACQUISITION

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

December 31, 2005
(In millions)
Accounts receivable	$5.3
Inventories	8.4
Other current assets	1.0
Property, plant, and equipment	1.2
Intangible assets	3.8
Goodwill	5.5

Total assets acquired	25.2

Accounts payable	6.8
Other long-term liabilities	1.5

Total liabilities assumed	8.3

Net assets acquired	$16.9

The purchase price was based on $15.0 million in cash and guaranteed payments discounted to $1.9 million payable over six years. The assets that make up the $3.8 million of acquired intangible assets include: customer relationships valued at $1.4 million (20-year weighted average useful life) and a covenant not to compete valued at $2.4 million (6-year weighted average useful life). The residual purchase price of $5.5 million was assigned to goodwill.

The pro forma effects of the Texas Wholesale acquisition on the Company’s statement of operations as if the acquisition had occurred on January 1, 2004 were not material.

15.    ASSET IMPAIRMENT

The Company has recorded an impairment charge of $10.7 million in the caption “Operating expenses” on its consolidated statements of operations for the year ended December 31, 2006 for the discontinued implementation of a new enterprise resource system.

16.    BRANCH CLOSURES AND OTHER SEVERANCE

In 2006, the Company closed its Grand Rapids, Michigan, Minneapolis, Minnesota and Hazelwood, Missouri branches, consolidated its Fort Wayne, Indiana branch into its Indianapolis, Indiana branch operations and consolidated its Albany, New York branch operations into its Selkirk, New York operations. The Company recorded $2.9 million in operating charges from the closures and from severance associated with other reductions in force in 2006 in the caption “Operating expenses” on its consolidated statements of operations for 2006. In addition, the Company recorded $1.0 million in inventory losses related to the branch closures recorded in the caption “Cost of sales” on its consolidated statements of operations for 2006. At December 31, 2006, the Company has $1.2 million in accruals related to severance and the remaining building lease rentals that will be paid out over the terms of the various leases through 2009.

Branch Closure Reserve and Other Severance

	Inventory	Operating Expenses	Total
	(in millions)
Balance December 31, 2005	$—	$—	$—
Branch closures and other severance	1.0	2.9	3.9
Amount paid/utilized	(1.0)	(1.7)	(2.7)

Balance at December 31, 2006	$—	$1.2	$1.2

17.    SUBSEQUENT EVENTS

In February 2007, the Company announced the closing of its Hauppauge, NY facility and its Dothan, AL facility. In March 2007, the Company announced the closing of its Spokane, Washington facility. The Company expects to incur between $2.9 million and $3.6 million in operating charges related to these actions during the remainder of 2007 for remaining lease rentals, asset write-offs/transfer costs and employee severance payments. The Company expects between $1.6 million and $2.1 million of these charges to be cash payments, including $0.8 million to $1.3 million related to lease rentals (net of anticipated sublease rentals) on these facilities, being paid out over the terms of various leases through 2010.

ITEM 9—CHANGES	IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A—CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures—The Company, under the supervision and with the participation of our Disclosure Committee and management, including our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective as of December 31, 2006 in all material respects in (a) causing information required to be disclosed by us in reports that we file or submit under the Securities and Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (b) causing such information to be accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control on financial reporting during the Company’s fiscal fourth quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management’s Report on Internal Control Over Financial Reporting—The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of Huttig Building Products, Inc.’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein. See Part II, Item 8, “Financial Statements and Supplementary Data,” for additional information.

ITEM 9B—OTHER INFORMATION

None.

PART III

ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding executive officers and directors of Huttig is set forth in the Company’s definitive proxy statement for its 2007 Annual Meeting of Stockholders (the “2007 Proxy Statement”) under the caption “Executive Officers” and “Election of Directors”, respectively, and is incorporated herein by reference. Information regarding Section 16(a) beneficial ownership reporting compliance is set forth in the 2007 Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

The information regarding the Company’s “audit committee financial expert” and identification of the members of the Audit Committee of the Company’s Board of Directors is set forth in the 2007 Proxy Statement under the caption “Board Committees” and is incorporated herein by reference.

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

ITEM 11—EXECUTIVE COMPENSATION

The information required by Item 11 is set forth in the 2007 Proxy Statement under the captions “Board of Directors and Committees of the Board of Directors” and “Executive Compensation,” and is incorporated herein by reference.

ITEM 12—SECURITY	OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except as set forth below, the information required by Item 12 is set forth in the 2007 Proxy Statement under the captions “Beneficial Ownership of Common Stock by Directors and Management” and “Principal Stockholders of the Company, “ and is incorporated herein by reference.

Equity Compensation Plan Information

The following table presents information, as of December 31, 2006, for equity compensation plans under which Huttig’s equity securities are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,259,752		$4.74	267,664	(1)
Equity compensation plans not approved by security holders(2)	175,000	(3)	$4.31	0

Total	1,434,752		$4.68	267,664

(1)	To the extent such shares are not issued pursuant to future option grants, 220,168 of such shares are available for issuance in the form of awards of restricted stock under the Company’s 2005 Executive Incentive Compensation Plan and 47,496 of such shares are available for awards under the Company’s 2005 Non-Employee Director Restricted Stock Plan.
(2)	Includes written option agreements providing for option grants to certain of the Company’s non-employee directors (see footnote (3) below).
(3)	Includes options to purchase 100,000 shares at a per share price of $4.29 granted on January 24, 2000 to Mr. Evans, a directory of the Company. Includes options to purchase 20,000 shares at a per share exercise price of $4.34 granted on January 22, 2001 to each of Messrs. Bigelow, Forté and Gardner, all of whom are directors of the Company. Includes options to purchase 15,000 shares at a per share price of $4.34 granted on January 22, 2001 to Mr. Tullis, a former director of the Company. Each of these options has vested in full.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is set forth in the 2007 Proxy Statement under the caption “Certain Relationships and Related Transactions and Director Independence,” and is incorporated herein by reference.

ITEM 14—PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is set forth in the 2007 Proxy Statement under the caption “Principal Accounting Firm Services and Fees,” and is incorporated herein by reference.

PART IV

ITEM 15—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

1.	Financial Statements:

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets as of December 31, 2006 and 2005

Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004

Notes to Consolidated Financial Statements

2.	Exhibits:

Exhibit Index

3.1	Restated Certificate of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to the Form 10 filed with the Commission on September 21, 1999.)

3.2	Bylaws of the Company as amended as of September 28, 2005. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 4, 2005.)

4.1	Rights Agreement dated December 6, 1999 between the Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent. (Incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (the “1999 Form 10-K”).)

4.2	Amendment No. 1 to Rights Agreement between the Company and ChaseMellon Shareholders Services, L.L.C. (Incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.)

4.3	Amendment No. 2 to Rights Agreement, dated February 25, 2005, by and between the Company and Mellon Investor Services LLC, as Rights Agent (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 3, 2005.)

4.4	Amendment No. 3 to Rights Agreement, dated April 14, 2005, by and between the Company and Mellon Investor Services LLC, as Rights Agent (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 18, 2005.)

4.5	Certificate of Designations of Series A Junior Participating Preferred Stock of the Company. (Incorporated by reference to Exhibit 4.6 to the 1999 Form 10-K.)

4.6	Credit Agreement, dated September 24, 2004, by and among the Company, certain of its domestic subsidiaries, LaSalle National Bank Association, as agent, and the lending institutions named therein (Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.)

4.7	First Amendment to Credit Agreement, dated December 3, 2004, by and among the Company, certain of its domestic subsidiaries, LaSalle National Bank Association, as agent, and the lending institutions named therein. (Incorporated by reference to Exhibit 4.8 to the Company’s Form 10-K/A (Amendment No. 1) filed with the Commission on August 8, 2005)

4.8	Second Amendment to the Credit Agreement dated August 5, 2005, by and among the Company and LaSalle National Bank Association, as agent and the lending institutions therein (Incorporated by reference to Exhibit 4.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.)

4.9	Third Amendment to the Credit Agreement dated January 31, 2006, by and among the Company and LaSalle National Bank Association, as agent and the lending institutions therein (Incorporated by reference to Exhibit 4.9 to the Company’s Annual Report on From 10-K for the year ended December 31, 2005.)

4.10	Credit Agreement dated as of October 20, 2006 among the Company. Huttig, Inc. and Huttig Texas Limited Partnership, the other credit parties signatory thereto, the lenders signatory thereto, General Electric Capital Corporation, as agent lender, GE Capital Financial, Inc., as an L/C issuer and the other lenders signatory thereto from time to time (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2006.)

10.1	Tax Allocation Agreement by and between Crane and the Company dated December 16, 1999. (Incorporated by reference to Exhibit 10.1 to the 1999 Form 10-K.)

10.2	Employee Matters Agreement between Crane and the Company dated December 16, 1999. (Incorporated by reference to Exhibit 10.2 to the 1999 Form 10-K.)

*10.3	1999 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.5 to Amendment No. 4 to the Form 10 filed with the Commission on December 6, 1999.)

*10.4	Form of Stock Option Agreement under the Company’s 1999 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.6 to the 1999 Form 10-K.)

*10.5	Amended and Restated 2001 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.).

*10.6	Form of Stock Option Agreement under the Company’s 2001 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (the “2001 Form 10-K”).)

*10.7	Form of Indemnification Agreement for Executive Officers and Directors. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 4, 2005.)

10.8	Registration Rights Agreement by and between The Rugby Group PLC and the Company dated December 16, 1999. (Incorporated by reference to Exhibit 10.14 to the 1999 Form 10-K.)

10.9	Letter Agreement dated August 20, 2001 between the Company and The Rugby Group Limited. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 29, 2001).

*10.10	Form of Restricted Stock Agreement for awards under the Company’s 1999 Stock Incentive Plan (Incorporated by reference to Exhibit 10.25 to the 2001 Form 10-K.)

*10.11	Executive Employment Contract dated May 1, 2003, between the Company and Michael A. Lupo (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2003)

10.12	Master Supply Agreement, dated August 2, 2004, between the Company and Woodgrain Millwork, Inc. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004)+

10.13	Asset Purchase and Sale Agreement, dated January 11, 2005, between Huttig Texas Limited Partnership, a subsidiary of the Company and Texas Wholesale Building Materials, Ltd. (Incorporated by reference to Exhibit 10.26 to the 2004 Form 10-K)

10.14	Asset Purchase and Sale Agreement, dated January 11, 2005, between the Company and Hendricks Companies, Inc. (Incorporated by reference to Exhibit 10.27 to the 2004 Form 10-K)

10.15	Settlement Agreement dated January 19, 2005, between the Company and The Rugby Group Ltd. and Rugby IPD Corp. (Incorporated by reference to Exhibit 10.28 to the Company’s Form 10-K/A (Amendment No. 1) filed with the Commission on August 8, 2005)

10.16	Joint Defense Agreement dated January 19, 2005, between the Company and The Rugby Group Ltd. and Rugby IPD Corp (Incorporated herein by reference to Exhibit 10.29 to the 2004 Form 10-K) +

*10.17	Separation Agreement dated February 4, 2005, between the Company and Nick H. Varsam (Incorporated by reference to Exhibit 10.30 to the 2004 Form 10-K)

*10.18	First Amendment to Executive Employment Agreement between the Company and Michael A. Lupo dated January 27, 2004 (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004)

*10.19	Second Amendment to Executive Employment Agreement between the Company and Michael A. Lupo dated March 1, 2005 (Incorporated by reference to Exhibit 10.33 to the 2004 Form 10-K)

*10.20	Change of Control Agreement dated March 1, 2005, between the Company and Michael A. Lupo (Incorporated by reference to Exhibit 10.34 to the 2004 Form 10-K)

*10.21	Amendment No. 1 to 1999 Stock Incentive Plan (Incorporated by reference to Exhibit 10.35 to the Company’s Form 10-K/A (Amendment No. 1) filed with the Commission on August 8, 2005)

*10.22	Amendment No. 1 to Amended and Restated 2001 Stock Incentive Plan (Incorporated by reference to Exhibit 10.36 to the Company’s Form 10-K/A (Amendment No. 1) filed with the Commission on August 8, 2005)

*10.23	Form of Restricted Stock Agreement under the Company’s Amended and Restated 2001 Stock Incentive Plan (Incorporated by reference to Exhibit 10.37 to the Company’s Form 10-K/A (Amendment No. 1) filed with the Commission on August 8, 2005)

*10.24	EVA Incentive Compensation Plan (as amended effective January 1, 2004) (Incorporated by reference to Exhibit 10.38 to the Company’s Form 10-K/A (Amendment No. 2) filed with the Commission on October 17, 2005)
*10.25	Deferred Compensation Plan (Incorporated by reference to Exhibit 10.39 to the Company’s Form 10-K/A (Amendment No. 2) filed with the Commission on October 17, 2005)

*10.26	Form of Change of Control Agreement by and between the Company and the Executive Officers, other than Michael A. Lupo (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on April 22, 2005)

*10.27	Letter agreement dated May 5, 2005 between David L. Fleisher and the Company (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2005)

*10.28	Letter agreement dated May 23, 2005 between Thomas S. McHugh and the Company (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2005)

*10.29	2005 Executive Incentive Compensation Plan (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2005)

*10.30	2005 Nonemployee Directors’ Restricted Stock Plan (Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2005)

*10.31	Form of Restricted Stock Agreement under 2005 Executive Incentive Compensation Plan (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2005)

*10.32	Form of Stock Option Agreement under 2005 Executive Compensation Plan (Incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2005)

*10.33	Form of Restricted Stock Unit Agreement under the 2005 Nonemployee Directors’ Restricted Stock Plan (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)

*10.34	Agreement between Hank Krey and the Company dated April 28, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006)

*10.35	EVA Executive Incentive Plan for the year 2006. (Incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.)

*10.36	Form of 2006 Amended and Restated Change of Control Agreement (incorporated by reference to Exhibit 10.1 to the Company’s quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2006)

*10.37	Employment Agreement dated December 31, 2006 between Michael A. Lupo and the Company.

*10.38	Executive Agreement dated December 4, 2006 between Jon P. Vrabely and the Company.

*10.39	Compensation arrangements with outside directors (Incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.)

*10.40	Compensation arrangements with executive officers

21.1	Subsidiaries

23.1	Consent of KPMG LLP, independent registered public accounting firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement.
+	Certain portions of this Exhibit have been omitted based on an order granting confidential treatment under the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUTTIG BUILDING PRODUCTS, INC.

By:	/s/ JON P. VRABELY
President and Chief Executive Officer

Date: March 14, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JON P. VRABELY Jon P. Vrabely	President, Chief Executive Officer and Director	March 14, 2007

/s/ DAVID L. FLEISHER David L. Fleisher	Vice President, Finance and Chief Financial Officer (Principal Accounting Officer)	March 14, 2007

/s/ R. S. EVANS R. S. Evans	Chairman of the Board	March 14, 2007

/s/ E. THAYER BIGELOW E. Thayer Bigelow	Director	March 14, 2007

/s/ RICHARD. S. FORTÉ Richard. S. Forté	Director	March 14, 2007

/s/ DORSEY R. GARDNER Dorsey R. Gardner	Director	March 14, 2007

/s/ PHILIPPE GASTONE Philippe Gastone	Director	March 14, 2007

/s/ DONALD GLASS Donald Glass	Director	March 14, 2007

/s/ MICHAEL A. LUPO Michael A. Lupo	Director	March 14, 2007

/s/ J. KEITH MATHENEY J. Keith Matheney	Director	March 14, 2007

/s/ DELBERT H. TANNER Delbert H. Tanner	Director	March 14, 2007

/s/ STEVEN A. WISE Steven A. Wise	Director	March 14, 2007