Form 10-Q
period 2007-03-31
HUTTIG BUILDING PRODUCTS INC
filed 2007-05-08
CIK 1093082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

Commission file number 1-14982

HUTTIG BUILDING PRODUCTS, INC.
(Exact name of registrant as specified in its charter)

Delaware	43-0334550
(State or other jurisdiction ofincorporation or organization)	(I.R.S. EmployerIdentification No.)

555 Maryville University Drive Suite 240 St. Louis, Missouri	63141
(Address of principal executive offices)	(Zip code)

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

The number of shares of Common Stock outstanding on March 31, 2007 was 20,603,975 shares.

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

(In Millions, Except Share and Per Share Data)

	Three Months Ended March 31,
	2007	2006

Net sales	$222.4	$281.1
Cost of sales	180.6	226.4
Gross margin	41.8	54.7
Operating expenses	46.1	49.8
Gain on disposal of capital assets	(0.5)	-
Operating profit (loss)	(3.8)	4.9
Interest expense, net	1.1	1.0
Income (loss) from continuing operations before income taxes	(4.9)	3.9
Provision (benefit) for income taxes	(1.7)	1.5
Income (loss) from continuing operations	(3.2)	2.4
Loss from discontinued operations, net of taxes	(0.2)	-
Net income (loss)	$(3.4)	$2.4

Net income (loss) from continuing operations per share - basic	$(0.16)	$0.12
Net loss from discontinued operations per share - basic	(0.01)	-
Net income (loss) per share - basic	$(0.17)	$0.12

Net income (loss) from continuing operations per share - diluted	$(0.16)	$0.12
Net loss from discontinued operations per share - diluted	(0.01)	-
Net income (loss) per share - diluted	$(0.17)	$0.12

Basic shares outstanding	20,379,903	20,185,599
Diluted shares outstanding	20,379,903	20,570,431

See notes to unaudited consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In Millions)

	March 31, 2007	December 31, 2006	March 31, 2006
	(unaudited)		(unaudited)
ASSETS
Current Assets:
Cash and equivalents	$4.5	$6.1	$1.7
Trade accounts receivable, net	91.5	74.1	118.7
Inventories	103.6	97.3	122.9
Other current assets	8.9	11.7	10.6
Total current assets	208.5	189.2	253.9

Property, Plant and Equipment:
Land	6.0	6.0	5.9
Building and improvements	32.6	32.8	31.8
Machinery and equipment	32.5	31.9	36.3
Gross property, plant and equipment	71.1	70.7	74.0
Less accumulated depreciation	41.7	40.7	35.2
Property, plant and equipment, net	29.4	30.0	38.8

Other Assets:
Goodwill, net	19.0	19.1	19.1
Other	5.8	5.8	8.0
Deferred income taxes	2.4	2.3	1.1
Total other assets	27.2	27.2	28.2

Total Assets	$265.1	$246.4	$320.9

See notes to unaudited consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In Millions, Except Share and Per Share Data)

	March 31, 2007	December 31, 2006	March 31, 2006
	(unaudited)		(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$2.2	$2.9	$8.8
Trade accounts payable	72.0	62.1	107.0
Deferred income taxes	4.0	4.5	5.3
Accrued compensation	4.8	7.8	6.2
Other accrued liabilities	7.1	12.6	11.9
Total current liabilities	90.1	89.9	139.2
Non-current Liabilities:
Long-term debt, less current maturities	63.7	42.8	58.9
Other non-current liabilities	4.1	4.0	3.9
Total non-current liabilities	67.8	46.8	62.8

Shareholders’ Equity:
Preferred shares; $.01 par (5,000,000 shares authorized)	-	-	-
Common shares; $.01 par (50,000,000 shares authorized: 20,896,145 shares issued at March 31, 2007, December 31, 2006 and March 31, 2006)	0.2	0.2	0.2
Additional paid-in capital	35.6	35.5	34.1
Retained earnings	73.0	76.0	86.1
Accumulated other comprehensive income	-	-	0.5
Less: Treasury shares, at cost (292,170 shares at March 31, 2007, 371,837 shares at December 31, 2006 and 376,504 shares at March 31, 2006)	(1.6)	(2.0)	(2.0)
Total shareholders’ equity	107.2	109.7	118.9

Total Liabilities and Shareholders’ Equity	$265.1	$246.4	$320.9

See notes to unaudited consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

(In Millions)

	Common Shares Outstanding, at Par Value	Additional Paid-In Capital	Retained Earnings	Treasury Shares, at Cost	Total Shareholders’ Equity

Balance at January 1, 2007	$0.2	$35.5	$76.0	$(2.0)	$109.7
Net loss			(3.4)		(3.4)
Comprehensive loss					(3.4)
Cummulative effect of adoption of FIN 48			0.4		0.4
Restricted stock issued, net of forfeitures		(0.4)		0.4	-
Stock compensation		0.5			0.5
Balance at March 31, 2007	$0.2	$35.6	$73.0	$(1.6)	$107.2

See notes to unaudited consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In Millions)

	Three Months Ended March 31,

	2007	2006
Cash Flows From Operating Activities:
Net income (loss)	$(3.4)	$2.4
Adjustments to reconcile net income (loss) to cash used in operations:
Net loss from discontinued operations	0.2	-
Depreciation and amortization	1.3	1.5
Stock compensation expense	0.5	0.4
Other adjustments	(0.3)	0.5
Changes in operating assets and liabilities:
Trade accounts receivable	(17.4)	(28.9)
Inventories	(6.3)	(23.2)
Trade accounts payable	9.9	18.5
Other	(5.7)	(2.9)
Net cash used in operating activities	(21.2)	(31.7)
Cash Flows From Investing Activities:
Capital expenditures	(1.6)	(2.9)
Proceeds from disposition of capital assets	1.0	0.1
Total cash used in investing activities	(0.6)	(2.8)
Cash Flows From Financing Activities:
Borrowing and repayment of debt, net	20.2	33.7
Exercise of stock options	-	1.1
Total cash provided by financing activities	20.2	34.8
Net Increase (Decrease) in Cash and Equivalents	(1.6)	0.3
Cash and Equivalents, Beginning of Period	6.1	1.4
Cash and Equivalents, End of Period	$4.5	$1.7

Supplemental Disclosure of Cash Flow Information:
Interest paid	$1.1	$1.0
Income taxes paid	-	1.5
Assets acquired with debt obligations	-	0.8

See notes to unaudited consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. BASIS OF PRESENTATION

The unaudited interim consolidated financial statements of Huttig Building Products, Inc. (the “Company” or “Huttig”) were prepared in accordance with U.S. generally accepted accounting principles and reflect all adjustments (including normal recurring accruals) which, in the opinion of management, are considered necessary for the fair presentation of the results for the periods presented. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

2. STOCK-BASED EMPLOYEE COMPENSATION

The Company recognized approximately $0.5 and $0.4 million in non-cash stock-based compensation in the three months ended March 31, 2007 and 2006, respectively. During the first three months of 2007, the Company granted 75,000 shares of restricted stock at a fair market value of $5.19 under its 2005 Executive Incentive Compensation Plan. The restricted shares vest in three equal installments on the first, second and third anniversaries of the grant date. The unearned compensation expense is being amortized into expense on a straight-line basis over the requisite service period for the entire award. As of March 31, 2007, the total compensation expense not yet recognized related to all outstanding restricted stock awards and non-vested options was approximately $1.4 million and $0.4 million, respectively.

3. DEBT

Debt consisted of the following at March 31, 2007, December 31, 2006 and March 31, 2006 (in millions):

	March 31, 2007	December 31, 2006	March 31, 2006
Revolving credit facility	$62.8	$41.8	$37.5
Term loan	–	–	23.6
Capital lease and other obligations	3.1	3.9	6.6

Total debt	65.9	45.7	67.7
Less current portion	2.2	2.9	8.8

Long-term debt	$63.7	$42.8	$58.9

Credit Agreement — On October 20, 2006, the Company entered into a five-year $160.0 million asset based senior secured revolving credit facility (“credit facility”). Borrowing availability under the credit facility is based on eligible accounts receivable and inventory. The Company has the right to add a real estate component to increase borrowing availability, but not in excess of the $160.0 million commitment. Additionally, the credit facility includes an option to request an increase in the size of the facility by up to an additional $40.0 million, subject to certain conditions and approvals. The Company must also pay a fee in the range of 0.25% to 0.32% per annum on the average daily-unused amount of the revolving credit commitment. The entire unpaid balance under the credit facility is due and payable on October 20, 2011, the maturity date of the credit agreement.

At March 31, 2007, under the credit facility the Company had revolving credit borrowings of $62.8 outstanding at a weighted average interest rate of 7.04%, letters of credit outstanding totaling $5.2 million, primarily for health and workers’ compensation insurance, and $62.2 million of additional borrowing capacity. In addition, the Company had $3.1 million of capital lease and other obligations outstanding at March 31, 2007.

The borrowings under the credit facility are collateralized by substantially all of the Company’s assets and are subject to certain operating limitations applicable to a loan of this type, which, among other things, place limitations on indebtedness, liens, investments, mergers and acquisitions, dispositions of assets, cash dividends and transactions with affiliates. The financial covenant in the credit facility is limited to a fixed charge coverage ratio to be tested only when excess borrowing availability is less than $25.0 million and on a pro forma basis prior to consummation of certain significant business transactions outside the Company’s ordinary course of business and prior to increasing the size of the facility.

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
Huttig has been identified as a potentially responsible party in connection with the clean up of contamination at a formerly owned property in Montana that was used for the manufacture of wood windows and at a currently-owned facility in Prineville, Oregon, in connection with the clean up of petroleum hydrocarbons and PCP discovered in soil and groundwater at the facility. As of March 31, 2007, the Company had accrued approximately $0.8 million for future costs of remediating these sites. However, until a final remedy is selected by the respective state departments of environmental quality, management cannot estimate the top of the range of loss or cost to Huttig of the final remediation order.

In addition, some of the Company’s current and former distribution centers are located in areas of current or former industrial activity where environmental contamination may have occurred, and for which the Company, among others, could be held responsible. The Company currently believes that there are no material environmental liabilities at any of its distribution center locations.

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

5. BASIC AND DILUTED SHARES

Earnings per share have been calculated using the following share information (in thousands):

	Three Months Ended March 31,
	2007	2006
Weighted average number of basic shares outstanding	20,380	20,186
Effect of dilutive securities – options, restricted stock and restricted stock units outstanding	—	384
Weighted average number of diluted shares outstanding	20,380	20,570

At March 31, 2007, all outstanding stock options and all non-vested restricted shares were anti-dilutive. At March 31, 2006, stock options to purchase 136,500 shares were not dilutive and, therefore, were not included in the computations of diluted income per share amounts.

6. BRANCH CLOSURES AND OTHER SEVERANCE

In the first quarter of 2007, the Company closed its Hauppauge, New York, Dothan, Alabama and Spokane, Washington branches. The Company recorded $2.4 million in operating charges from these closures and from severance associated with other reductions in force in the first quarter of 2007 in the caption “Operating expenses” on its consolidated statement of operations for the three months ended March 31, 2007 and $1.0 million in inventory losses related to these branch closures recorded in the caption “Cost of sales” on its consolidated statement of operations for the three months ended March 31, 2007. At March 31, 2007, the Company has recorded $2.4 million related to accrued severance and remaining building lease rentals (net of anticipated sublease rentals) on closed facilities that will be paid out over the terms of the various leases through 2009 primarily in “Other accrued liabilities” on the balance sheet.

Branch Closure Reserve and Other Severance: (in millions)

	Inventory	Operating Expenses	Total
Balance at December 31, 2006	$–	$1.2	$1.2
Branch closures and other severance	1.0	2.4	3.4
Amount paid/utilized	(1.0)	(1.2)	(2.2)

Balance at March 31, 2007	$–	$2.4	$2.4

7. INCOME TAXES

Huttig adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007.  As a result of the implementation, the Company recognized a $0.4 million decrease to liabilities for uncertain tax positions.  This decrease was accounted for as an increase to the beginning balance of retained earnings on the balance sheet.  Including the cumulative effect decrease to liabilities for uncertain tax positions, at the beginning of 2007, Huttig had approximately $0.4 million of unrecognized tax benefits, all of which, if recognized, would affect the effective income tax rate in any future periods.

In connection with the adoption of FIN 48, the Company will include interest and penalties related to uncertain tax positions in income tax expense.  Currently, the Company has $0.4 million of unrecognized tax benefits and $0.2 million of accrued interest related to uncertain tax positions included in “Other non-current liabilities” on the balance sheet.

Huttig and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions.  The Company has substantially concluded all U.S. federal income tax matters for years through 2002 and for 2004, and is currently not under examination by the Internal Revenue Service.  Open tax years related to state jurisdictions remain subject to examination but are not considered material.

As of March 31, 2007, there have been no material changes to the liabilities for uncertain tax positions.  The Company does not expect any significant increases or decreases to its unrecognized tax benefits within 12 months of this reporting date.

8. DISCONTINUED OPERATIONS

The Company recorded a $0.2 million after tax loss from discontinued operations for environmental and litigation expenses associated with previously reported discontinued operations in the three months ended March 31, 2007.

ITEM 2— MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Huttig is a distributor of building materials used principally in new residential construction and in home improvement, remodeling, and repair work.  We distribute our products through 38 distribution centers serving 44 states and sell primarily to building materials dealers, national buying groups, home centers and industrial users, including makers of manufactured homes.

The following table sets forth our sales from continuing operations, by product classification as a percentage of total sales:

	Three Months Ended March 31,
	2007	2006
Millwork(1)	52%	54%
General Building Products(2)	35%	31%
Wood Products(3)	13%	15%
Total Net Product Sales	100%	100%
_____________
(1)	Millwork includes exterior and interior doors, pre-hung door units, windows, patio doors, mouldings, frames, stair parts and columns.
(2)	General building products include composite decking, connectors, fasteners, housewrap, roofing products, insulation and other miscellaneous building products.
(3)	Wood products include engineered wood products, and other wood products, such as lumber and panels.

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

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles, which require management to make estimates and assumptions. Management bases these estimates and assumptions on historical results and known trends as well as management forecasts. Actual results could differ from these estimates and assumptions. See our Annual Report on Form 10-K for the year ended December 31, 2006 in Part II, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies.”

Results of Operations

Three Months Ended March 31, 2007 Compared to the Three Months Ended March 31, 2006

Net sales from continuing operations were $222.4 million, which were $58.7 million, or approximately 21%, lower than 2006. First quarter 2007 results reflect a drop in housing starts to an average annualized rate of approximately 1.5 million compared to approximately 2.1 million in the first quarter of 2006. We continue to anticipate decreased housing starts in 2007 versus 2006 based on the current level of housing activity and industry forecasts for 2007.

By product, sales decreased in the millwork, general building products and wood products categories. Millwork sales decreased 24% to $115.3 million. General building products sales decreased 11% to $77.2 million.  Other wood products, mostly commodity products, decreased 31% to $21.0 million and engineered wood sales were down 23% to $8.9 million.

Gross margin decreased 24% to $41.8 million, or 18.8% of sales, as compared to $54.7 million or 19.5% of sales in the prior year period. First quarter 2007 results reflect the liquidation and write-down of inventory at closed branches of $1.0 million. These items impacted gross margin percentage by approximately 0.4%.  As compared to the prior year quarter, gross margin as a percentage of sales was also negatively impacted by a decrease in vendor rebates earned and a less favorable product mix of millwork. In the 2007 first quarter, gross margin as a percentage of sales was also negatively impacted by pricing pressure due to slower market conditions as compared to the prior year.

Operating expenses totaled $46.1 million, or 20.7% of sales, in the 2007 first quarter, compared to $49.8 million, or 17.7% of sales, in the 2006 first quarter. Operating expenses in the 2007 first quarter include $2.4 million of expenses, primarily severance, lease termination and asset impairment, associated with the shut down and consolidation of three branches during the first quarter.  Operating expenses in the 2007 first quarter also reflect decreased personnel costs of $4.1 million compared to the 2006 first quarter primarily due to lower employee headcount. Excluding the branch shut down and branch consolidation expenses, non-personnel expenses decreased $2.0 million in the 2007 first quarter, as compared to the 2006 first quarter.

On April 30, 2007, we sold the assets of our distribution facility in Green Bay, Wisconsin. During the 2007 second quarter, we expect to incur additional charges of $0.4 million to $0.6 million related to this sale and the first quarter restructuring actions.

Net interest expense increased to $1.1 million in the current quarter from $1.0 million in the prior year quarter primarily from increased interest rates.

Income taxes as a percentage of pre-tax income (loss) for the three months ended March 31, 2007 and 2006 were approximately 35% and 38%, respectively.

As a result of the foregoing factors, the operating loss from continuing operations was ($3.8) million in the 2007 first quarter as compared to an operating profit of $4.9 million from continuing operations in 2006 first quarter. Net loss from continuing operations was ($3.2) million, or ($0.16) per diluted share, in the 2007 first quarter, as compared to net income of $2.4 million from continuing operations, or $0.12 per diluted share, in the 2006 first quarter.

Discontinued Operations

We recorded a $0.2 million after-tax loss from discontinued operations for environmental and litigation expenses associated with previously reported discontinued operations in the three months ended March 31, 2007.

Liquidity and Capital Resources

We depend on cash flow from operations and funds available under our revolving credit facility to finance seasonal working capital needs, capital expenditures and any acquisitions that we may undertake. Our working capital requirements are generally greatest in the second and third quarters, which reflect the seasonal nature of our business. The second and third quarters are also typically our strongest operating quarters, largely due to more favorable weather throughout many of our markets compared to the first and fourth quarters. We typically generate cash from working capital reductions in the fourth quarter of the year and build working capital during the first quarter in preparation for our second and third quarters. We also maintain significant inventories to meet rapid delivery requirements of our customers and to enable us to obtain favorable pricing, delivery and service terms with our suppliers. At March 31, 2007, December 31, 2006 and March 31, 2006, inventories constituted approximately 39%, 39% and 38% of our total assets, respectively. We also closely monitor operating expenses and inventory levels during seasonally affected periods and, to the extent possible, manage variable operating costs to minimize seasonal effects on our profitability.

Operations. Cash used in continuing operating activities decreased $10.5 million to $21.2 million for the three months ended March 31, 2007 from $31.7 million for the first three months of 2006. Accounts receivable increased by $17.4 million in the first three months of 2007 compared to an increase of $28.9 in the first three months of 2006. Days sales outstanding decreased to 37.5 days at March 31, 2007 compared to 38.5 days at March 31, 2006 based on annualized sales for the respective immediately preceding quarter. Inventory increased by $6.3 million in the 2007 first three months compared to an increase of $23.2 million in the 2006 first three months. Annualized inventory turns, calculated as the ratio of annualized cost of goods sold for each three-month period ended March 31 divided by the average of the beginning and ending inventory balances for each such three-month period, were 7.2 turns at March 31, 2007 compared to 8.1 turns at March 31, 2006. Accounts payable increased by $9.9 million and $18.5 in the three-month periods ended March 31, 2007 and 2006, respectively.

Investing. Net cash used in investing activities deceased by $2.2 million in the first quarter of 2007 to $0.6 million from $2.8 million in the first quarter of 2006. Cash used in investing activities for the three months ended March 31, 2007 reflects $1.6 million related primarily to the purchase of computer software necessary to upgrade our enterprise resource planning system and to the purchase of machinery and equipment at multiple branch locations compared to $2.9 in capital expenditures in the first quarter of 2006. In addition, the Company received proceeds of $1.0 million and recorded gains on disposal of capital assets of $0.5 primarily as a result of our sale of the Grand Rapids facility which we closed in 2006.

Financing. Cash provided from financing activities for the first three months of 2007 and 2006 primarily reflects $20.2 million and $33.7 million in net borrowings, respectively. Cash provided from financing activities in the 2006 first quarter also reflects $1.1 million from the exercise of employee stock options.

Credit Agreement — On October 20, 2006, we entered into a five-year $160.0 million asset based senior secured revolving credit facility (“credit facility”). Borrowing availability under the credit facility is based on eligible accounts receivable and inventory. We have the right to add a real estate component to increase borrowing availability, but not in excess of the $160.0 million commitment. Additionally, the credit facility includes an option to request an increase in the size of the facility by up to an additional $40.0 million, subject to certain conditions and approvals. We must also pay a fee in the range of 0.25% to 0.32% per annum on the average daily-unused amount of the revolving credit commitment. The entire unpaid balance under the credit facility is due and payable on October 20, 2011, the maturity date of the credit agreement.

At March 31, 2007, under the credit facility, we had revolving credit borrowings of $62.8 outstanding at a weighted average interest rate of 7.04%, letters of credit outstanding totaling $5.2 million, primarily for health and workers’ compensation insurance, and $62.2 million of additional borrowing capacity. In addition, we had $3.1 million of capital lease and other obligations outstanding at March 31, 2007.

The borrowings under the credit facility are collateralized by substantially all of our assets and are subject to certain operating limitations applicable to a loan of this type, which, among other things, place limitations on indebtedness, liens, investments, mergers and acquisitions, dispositions of assets, cash dividends and transactions with affiliates. The financial covenant in the credit facility is limited to a fixed charge coverage ratio to be tested only when excess borrowing availability is less than $25.0 million and on a pro forma basis prior to consummation of certain significant business transactions outside our ordinary course of business and prior to increasing the size of the facility.

We believe that cash generated from our operations and funds available under our credit facility will provide sufficient funds to meet our currently anticipated short-term and long-term liquidity and capital expenditure requirements.

Off-Balance Sheet Arrangements

In addition to funds available from operating cash flows, and bank credit agreements as described above, we use operating leases as a principal off-balance sheet financing technique. Operating leases are employed as an alternative to purchasing certain property, plant and equipment. See our Annual Report on Form 10-K for the year ended December 31, 2006 in Part II, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Commitments and Contingencies.”

Contingencies

We carry insurance policies on insurable risks with coverage and other terms that we believe to be appropriate. We generally have self-insured retention limits and have obtained fully insured layers of coverage above such self-insured retention limits. Accruals for self-insurance losses are made based on claims experience. Liabilities for existing and unreported claims are accrued when it is probable that future costs will be incurred and can be reasonably estimated.

We are subject to federal, state and local environmental protection laws and regulations. Our management believes we are in compliance, or are taking action aimed at assuring compliance, with applicable environmental protection laws and regulations. However, there can be no assurance that future environmental liabilities will not have a material adverse effect on our consolidated financial condition or results of operations.

We have been identified as a potentially responsible party in connection with the clean up of contamination at a formerly owned property in Montana that was used for the manufacture of wood windows and at a currently-owned facility in Prineville, Oregon, in connection with the clean up of petroleum hydrocarbons and PCP discovered in soil and groundwater at the facility. As of March 31, 2007, we have accrued approximately $0.8 million for future costs of remediating these sites. However, until a final remedy is selected by the respective state departments of environmental quality, management cannot estimate the top of the range of loss or cost to us of the final remediation order.

In addition, some of our current and former distribution centers are located in areas of current or former industrial activity where environmental contamination may have occurred, and for which we, among others, could be held responsible. We currently believe that there are no material environmental liabilities at any of our distribution center locations.

We accrue expenses for contingencies when it is probable that an asset has been impaired or a liability has been incurred and management can reasonably estimate the expense. Contingencies for which we have made accruals include environmental, product liability and other legal matters. Based on management’s assessment of the most recent information available, management currently does not expect any of these contingencies to have a material adverse effect on our financial position or cash flow. It is possible, however, that future results of operations for any particular quarter or annual period and our financial condition could be materially affected by changes in assumptions or other circumstances related to these matters.

New Accounting Procurements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities- Including an amendment of FASB Statement No. 115,” which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We are currently evaluating if we will elect the fair value option for any of our eligible financial instruments and other items.

Cautionary Statement

Certain statements in this Quarterly Report on Form 10-Q contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements regarding:

•
our expectation that known contingencies, including risks relating to environmental, product liability and other legal matters, will not have a material adverse effect on our financial position or cash flow;

•	our belief that there are no material environmental liabilities at any of our distribution center locations;

•	our expectation that housing starts will decrease in 2007 from 2006;

•	our expectation that we will not have any significant increases or decreases to our unrecognized tax benefits within 12 months of this reporting date;

•
our expectation regarding the timing and amount of charges that we will incur in connection with the sale of the assets of our distribution facility in Green Bay, Wisconsin and the first quarter restructuring actions;

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

These statements present management’s expectations, beliefs, plans and objectives regarding our future business and financial performance. These forward-looking statements are based on current projections, estimates, assumptions and judgments, and involve known and unknown risks and uncertainties. There are a number of factors that could cause our actual results to differ materially from those expressed or implied in the forward-looking statements. These factors include, but are not limited to, the following:

•	the strength of the national and local new residential construction and home improvement and remodeling markets, which in turn depend on factors such as

•	interest rates,

•	immigration patterns,

•	regional demographics,

•	employment levels,

•	availability of credit,

•	prices of wood, steel and petroleum-based products,

•	fuel costs,

•	consumer confidence, and

•	weather conditions,

•	the level of competition in our industry,

•	our relationships with suppliers of the products we distribute,

•	our ability to comply with availability requirements and the financial covenant under our revolving credit facility,

•	fluctuation in prices of wood, steel and petroleum-based products,

•	costs of complying with environmental laws and regulations,

•	our exposure to product liability claims,

•	our ability to attract and retain key personnel,

•	risk of losses associated with accidents, and

•
the accuracy of our assumptions regarding the timing and amount of charges that we expect to incur in connection with the closing of our branches in Hauppauge, New York, Dothan, Alabama and Spokane, Washington and the sale of the assets of our distribution facility in Green Bay, Wisconsin.

Additional information concerning these and other factors that could materially affect our results of operations and financial condition are included in our most recent Annual Report on Form 10-K. We disclaim any obligation to publicly update or revise any of these forward-looking statements.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have exposure to market risk as it relates to effects of changes in interest rates. We had debt outstanding at March 31, 2007 under our credit facility of $62.8 million.

All of our debt under our revolving credit facility accrues interest at a floating rate basis. If market interest rates for LIBOR had been different by an average of 1% for the three months ended March 31, 2007, our interest expense and income before taxes would have changed by $0.2 million. These amounts are determined by considering the impact of the hypothetical interest rates on our borrowing cost. This analysis does not consider the effects of any change in the overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management may take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our financial structure.

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

ITEM 4– CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures – The Company, under the supervision and with the participation of our Disclosure Committee and management, including our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective as of March 31, 2007 in all material respects in (a) causing information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (b) causing such information to be accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control of Financial Reporting– There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1— LEGAL PROCEEDINGS

See Note 4 – Contingencies of the Notes to Consolidated Financial Statements in Item 1 for information on legal proceedings in which the Company is involved.  See also Part I, Item 3-“Legal Proceedings” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 6 — EXHIBITS

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Form 10 filed with the Securities and Exchange Commission on September 21, 1999.)

3.2	Amended and Restated Bylaws of the Company (as of September 28, 2005) (Incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the Securities and Exchange Commission on October 4, 2005.)

*10.1	2005 Executive Incentive Compensation Plan, as Amended and Restated Effective February 27, 2007.

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

* Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUTTIG BUILDING PRODUCTS, INC.

Date: May 8, 2007	/s/ Jon P. Vrabely
Jon P. Vrabely
President, Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2007	/s/ David L. Fleisher
David L. Fleisher
Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
*10.1	2005 Executive Incentive Compensation Plan, as Amended and Restated Effective February 27, 2007.

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
 * Management contract or compensatory plan or arrangement