Form 10-Q
period 2007-06-30
HUTTIG BUILDING PRODUCTS INC
filed 2007-07-27
CIK 1093082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

The number of shares of Common Stock outstanding on June 30, 2007 was 20,961,809 shares.

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In Millions, Except Share and Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net sales	$239.5	$296.3	$461.9	$577.4
Cost of sales	193.8	239.9	374.4	466.3

Gross margin	45.7	56.4	87.5	111.1
Operating expenses	43.8	49.7	89.9	99.5
Gain on disposal of capital assets	(1.0)	—	(1.5)	—

Operating profit (loss)	2.9	6.7	(0.9)	11.6
Interest expense, net	1.2	1.3	2.3	2.3

Income (loss) from continuing operations before income taxes	1.7	5.4	(3.2)	9.3
Provision (benefit) for income taxes	0.6	2.1	(1.1)	3.6

Income (loss) from continuing operations	1.1	3.3	(2.1)	5.7
Loss from discontinued operations, net of taxes	—	—	(0.2)	—

Net income (loss)	$1.1	$3.3	$(2.3)	$5.7

Net income (loss) from continuing operations per share—basic	$0.05	$0.16	$(0.10)	$0.28
Net loss from discontinued operations per share—basic	—	—	(0.01)	—

Net income (loss) per share—basic	$0.05	$0.16	$(0.11)	$0.28

Net income (loss) from continuing operations per share—diluted	$0.05	$0.16	$(0.10)	$0.28
Net loss from discontinued operations per share—diluted	—	—	(0.01)	—

Net income (loss) per share—diluted	$0.05	$0.16	$(0.11)	$0.28

Basic shares outstanding	20,517,897	20,283,672	20,456,155	20,226,770
Diluted shares outstanding	20,785,902	20,592,545	20,456,155	20,570,472

See notes to unaudited consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Millions)

	June 30, 2007	December 31, 2006	June 30, 2006
	(unaudited)		(unaudited)
ASSETS
Current Assets:
Cash and equivalents	$7.1	$6.1	$1.5
Trade accounts receivable, net	89.5	74.1	112.1
Inventories	102.1	97.3	134.4
Other current assets	7.8	11.7	10.0

Total current assets	206.5	189.2	258.0
Property, Plant and Equipment:
Land	5.7	6.0	5.9
Building and improvements	30.7	32.8	32.2
Machinery and equipment	31.7	31.9	38.9

Gross property, plant and equipment	68.1	70.7	77.0
Less accumulated depreciation	40.1	40.7	36.0

Property, plant and equipment, net	28.0	30.0	41.0
Other Assets:
Goodwill, net	18.9	19.1	19.1
Other	5.6	5.8	7.8
Deferred income taxes	2.3	2.3	0.3

Total other assets	26.8	27.2	27.2

Total Assets	$261.3	$246.4	$326.2

See notes to unaudited consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Millions, Except Share and Per Share Data)

	June 30, 2007	December 31, 2006	June 30, 2006
	(unaudited)		(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$1.4	$2.9	$8.1
Trade accounts payable	80.6	62.1	103.6
Deferred income taxes	4.7	4.5	5.2
Accrued compensation	4.9	7.8	6.5
Other accrued liabilities	12.7	12.6	13.5

Total current liabilities	104.3	89.9	136.9

Non-current Liabilities:
Long-term debt, less current maturities	43.8	42.8	62.8
Other non-current liabilities	3.7	4.0	3.8

Total non-current liabilities	47.5	46.8	66.6

Shareholders’ Equity:
Preferred shares; $.01 par (5,000,000 shares authorized)	—	—	—
Common shares; $.01 par (50,000,000 shares authorized: 20,968,445 shares issued at June 30, 2007, 20,896,145 at December 31, 2006 and June 30, 2006)	0.2	0.2	0.2
Additional paid-in capital	35.2	35.5	34.5
Retained earnings	74.1	76.0	89.4
Accumulated other comprehensive income	—	—	0.6
Less: Treasury shares, at cost (6,636 shares at June 30, 2007, 371,837 shares at December 31, 2006 and 373,504 shares at June 30, 2006)	—	(2.0)	(2.0)

Total shareholders’ equity	109.5	109.7	122.7

Total Liabilities and Shareholders’ Equity	$261.3	$246.4	$326.2

See notes to unaudited consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

(In Millions)

	Common Shares Outstanding, at Par Value	Additional Paid-In Capital	Retained Earnings	Treasury Shares, at Cost	Total Shareholders’ Equity
Balance at January 1, 2007	$0.2	$35.5	$76.0	$(2.0)	$109.7

Net loss			(2.3)		(2.3)

Comprehensive loss					(2.3)

Cumulative effect of adoption of FIN 48			0.4		0.4
Restricted stock issued, net of forfeitures		(1.2)		1.2	—
Stock options exercised		—		0.8	0.8
Stock compensation		0.9			0.9

Balance at June 30, 2007	$0.2	$35.2	$74.1	$—	$109.5

See notes to unaudited consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In Millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Cash Flows From Operating Activities:
Net income (loss)	$1.1	$3.3	$(2.3)	$5.7
Adjustments to reconcile net income (loss) to cash used in operations:
Net loss from discontinued operations	—	—	0.2	—
Depreciation and amortization	1.4	1.4	2.7	2.9
Stock compensation expense	0.4	0.5	0.9	0.9
Other adjustments	(1.1)	0.7	(1.4)	1.2
Changes in operating assets and liabilities:
Trade accounts receivable	2.0	6.6	(15.4)	(22.3)
Inventories	1.5	(11.5)	(4.8)	(34.7)
Trade accounts payable	8.6	(3.4)	18.5	15.1
Other	6.9	2.6	1.2	(0.3)

Net cash provided from (used in) operating activities	20.8	0.2	(0.4)	(31.5)

Cash Flows From Investing Activities:
Capital expenditures	(0.4)	(3.5)	(2.0)	(6.4)
Proceeds from disposition of capital assets	1.9	—	2.9	0.1

Total cash provided from (used in) investing activities	1.5	(3.5)	0.9	(6.3)

Cash Flows From Financing Activities:
Borrowing and repayment of debt, net	(20.6)	3.2	(0.4)	36.9
Exercise of stock options	0.9	(0.1)	0.9	1.0

Total cash provided from (used in) financing activities	(19.7)	3.1	0.5	37.9

Net Increase (Decrease) in Cash and Equivalents	2.6	(0.2)	1.0	0.1
Cash and Equivalents, Beginning of Period	4.5	1.7	6.1	1.4

Cash and Equivalents, End of Period	$7.1	$1.5	$7.1	$1.5

Supplemental Disclosure of Cash Flow Information:
Interest paid	$1.2	$1.1	$2.3	$2.1
Income taxes paid (refunded)	(4.0)	1.7	(4.0)	3.2
Assets acquired with debt obligations	—	—	—	0.8

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

The Company recognized approximately $0.9 million in non-cash stock-based compensation in both the six months ended June 30, 2007 and 2006. During the first six months of 2007, the Company granted approximately 241,750 shares of restricted stock and 19,845 restricted stock units, at a combined weighted average fair market value of $6.39, under its 2005 Executive Incentive Compensation Plan and 2005 Non-Employee Director’s Restricted Stock Plan, respectively. The restricted shares vest in three equal installments on the first, second and third anniversaries of the grant date and the restricted stock units vest on the first anniversary of the grant date. The unearned compensation expense is being amortized into expense on a straight-line basis over the requisite service period for the entire award. As of June 30, 2007, the total compensation expense not yet recognized related to all outstanding restricted stock/unit awards and non-vested options was approximately $2.3 million and $0.3 million, respectively.

3.	DEBT

Debt consisted of the following at June 30, 2007, December 31, 2006 and June 30, 2006 (in millions):

	June 30, 2007	December 31, 2006	June 30, 2006
Revolving credit facility	$42.9	$41.8	$43.2
Term loan	–	–	22.5
Capital lease and other obligations	2.3	3.9	5.2

Total debt	45.2	45.7	70.9
Less current portion	1.4	2.9	8.1

Long-term debt	$43.8	$42.8	$62.8

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

At June 30, 2007, under the credit facility the Company had revolving credit borrowings of $42.9 million outstanding at a weighted average interest rate of 6.49%, letters of credit outstanding totaling $5.2 million, primarily for health and workers’ compensation insurance, and $82.1 million of additional borrowing capacity. In addition, the Company had $2.3 million of capital lease and other obligations outstanding at June 30, 2007.

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

Huttig has been identified as a potentially responsible party in connection with the clean up of contamination at a formerly owned property in Montana that was used for the manufacture of wood windows and at a currently-owned facility in Prineville, Oregon, in connection with the clean up of petroleum hydrocarbons and PCP discovered in soil and groundwater at these facilities. As of June 30, 2007, the Company had accrued approximately $0.8 million for future costs of remediating these sites. However, until a final remedy is selected by the respective state departments of environmental quality, management cannot estimate the top of the range of loss or cost to Huttig of the final remediation order.

In addition, some of the Company’s current and former distribution centers are located in areas of current or former industrial activity where environmental contamination may have occurred, and for which the Company, among others, could be held responsible. The Company currently believes that there are no material environmental liabilities at any of its distribution center locations.

The Company accrues expenses for contingencies when it is probable that an asset has been impaired or a liability has been incurred and management can reasonably estimate the expense. Contingencies for which the Company has recorded accruals include environmental, product liability and other legal matters. Based on management’s assessment of the most recent information available, management currently does not expect any of these contingencies to have a material adverse effect on the Company’s financial position or cash flow. It is possible, however, that future results of operations for any particular quarter or annual period and our financial condition could be materially affected by changes in assumptions or other circumstances related to these matters.

5.	BASIC AND DILUTED SHARES

Earnings per share have been calculated using the following share information (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Weighted average number of basic shares outstanding	20,518	20,284	20,456	20,227
Effect of dilutive securities – options, restricted stock and restricted stock units outstanding	268	309	—	343

Weighted average number of diluted shares outstanding	20,786	20,593	20,456	20,570

For the six months ended June 30, 2007, all outstanding stock options and all non-vested restricted shares were anti-dilutive. For the six months ended June 30, 2006 stock options to purchase 300,000 shares were anti-dilutive. For the three months ended June 30, 2007 and 2006, stock options to purchase 278,000 and 320,000 shares, respectively, were anti-dilutive. For each period, the stock options and non-vested restricted shares that were anti-dilutive were not included in the computations of diluted income per share amounts.

6.	BRANCH CLOSURES AND OTHER SEVERANCE

In 2007, the Company closed its Hauppauge, New York, Dothan, Alabama, and Spokane, Washington branches and sold certain assets of its Green Bay, Wisconsin branch. The Company recorded $2.7 million in net operating charges from branch closures and from severance associated with other reductions in force in the caption “Operating expenses” on its consolidated statement of operations for the six months ended June 30, 2007. The Company also recorded $1.0 million in net inventory losses related to branch closures in the caption “Cost of sales” on its consolidated statement of operations for the six months ended June 30, 2007. At June 30, 2007, the Company has recorded $1.6 million related to accrued severance and remaining building lease rentals (net of anticipated sublease rentals) on closed facilities that will be paid out over the terms of the various leases through 2009 primarily in “Other accrued liabilities” on the balance sheet.

Branch Closure Reserve and Other Accrued Severance: (in millions)

	Inventory	Operating Expenses	Total
Balance at December 31, 2006	$—	$1.2	$1.2
Branch closures and other severance	1.0	2.7	3.7
Amount paid/utilized	(1.0)	(2.3)	(3.3)

Balance at June 30, 2007	$—	$1.6	$1.6

7.	INCOME TAXES

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

As of June 30, 2007, there have been no material changes to the liabilities for uncertain tax positions. The Company does not expect any significant increases or decreases to its unrecognized tax benefits within 12 months of this reporting date.

8.	DISCONTINUED OPERATIONS

The Company recorded a net $0.2 million after tax loss from discontinued operations primarily for environmental and litigation expenses associated with previously reported discontinued operations in the six months ended June 30, 2007.

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

The following table sets forth our sales from continuing operations, by product classification as a percentage of total sales:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Millwork(1)	49%	53%	50%	53%
General Building Products(2)	37%	32%	36%	31%
Wood Products(3)	14%	15%	14%	16%

Total Net Product Sales	100%	100%	100%	100%

(1)	Millwork includes exterior and interior doors, pre-hung door units, windows, patio doors, mouldings, frames, stair parts and columns.
(2)	General building products include composite decking, connectors, fasteners, housewrap, roofing products, insulation and other miscellaneous building products.
(3)	Wood products include engineered wood products, and other wood products, such as lumber and panels.

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

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles, which require management to make estimates and assumptions. Management bases these estimates and assumptions on historical results and known trends as well as management forecasts. Actual results could differ from these estimates and assumptions. See our Annual Report on Form 10-K for the year ended December 31, 2006 in Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies.”

Results of Operations

Three Months Ended June 30, 2007 Compared to the Three Months Ended June 30, 2006

Net sales from continuing operations were $239.5 million, which were $55.8 million, or approximately 19%, lower than 2006. Second quarter 2007 results reflect a drop in housing starts to an average annualized rate of approximately 1.5 million compared to approximately 1.9 million in the second quarter of 2006. We continue to anticipate decreased housing starts in 2007 versus 2006 based on the current level of housing activity and industry forecasts for 2007.

By product, sales decreased in the millwork, general building products and wood products categories. Millwork sales decreased 25% to $117.4 million. General building products sales decreased 7% to $88.7 million. Other wood products, mostly commodity products, decreased 28% to $23.1 million and engineered wood sales were down 24% to $10.3 million.

Gross margin decreased 19% to $45.7 million, or 19.1% of sales, as compared to $56.4 million or 19.0% of sales in the prior year period. As compared to the prior year second quarter, gross margin as a percentage of sales benefited from a more favorable mix of higher margin non-direct sales, which was partially offset by higher customer rebates and a less favorable product mix of millwork sales.

Operating expenses decreased 12% to $43.8 million, or 18.3% of sales, in the 2007 second quarter, compared to $49.7 million, or 16.8% of sales, in the 2006 second quarter. Operating expenses in the 2007 second quarter reflect decreased personnel costs of $3.8 million compared to the 2006 second quarter primarily due to lower employee headcount partially offset by increased medical benefit costs. Non-personnel expenses decreased $2.1 million in the 2007 second quarter, as compared to the 2006 second quarter, due primarily to lower infrastructure levels following our restructuring actions.

In the 2007 second quarter, we incurred net charges of $0.1 million in gross margin and $0.3 million in operating expenses, primarily related to inventory liquidations and other shutdown expenses associated with our previously announced branch closures and the sale of certain assets of our distribution business in Green Bay, Wisconsin. In addition, we recognized a gain of $1.0 million on the sale of our Spokane, Washington facility.

Net interest expense decreased to $1.2 million in the second quarter from $1.3 million in the prior year second quarter primarily from decreased borrowing levels partially offset by higher interest rates.

Income taxes as a percentage of pre-tax income for the three months ended June 30, 2007 and 2006 were approximately 35% and 38%, respectively.

As a result of the foregoing factors, the operating profit from continuing operations was $2.9 million in the 2007 second quarter as compared to an operating profit of $6.7 million from continuing operations in 2006 second quarter. Net income from continuing operations was $1.1 million, or $0.05 per diluted share, in the 2007 second quarter, as compared to net income from continuing operations of $3.3 million, or $0.16 per diluted share, in the 2006 second quarter.

Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006

Net sales from continuing operations were $461.9 million, which were $115.5 million, or approximately 20%, lower than 2006. The results for the six months ended June 30, 2007 reflect a drop in housing starts to an average annualized rate of approximately 1.5 million compared to approximately 2.0 million in the first six months of 2006. As indicated above, we continue to anticipate decreased housing starts in 2007 versus 2006 based on the current level of housing activity and industry forecasts for 2007.

By product, sales decreased in the millwork, general building products and wood products categories. Millwork sales decreased 24% to $232.7 million. General building products sales decreased 9% to $165.8 million. Other wood products, mostly commodity products, decreased 29% to $44.3 million and engineered wood sales were down 24% to $19.1 million.

Gross margin decreased 21% to $87.5 million, or 18.9% of sales, as compared to $111.1 million or 19.2% of sales in the prior year period. The six months ended June 30, 2007 results reflect the liquidation and write-down of inventory at closed branches of $1.0 million. These items impacted gross margin percentage by approximately 0.2%. Also as compared to the prior year, gross margin as a percentage of sales benefited from a more favorable mix of higher margin non-direct sales, which was partially offset by a decrease in vendor rebates earned and a less favorable product mix of millwork sales.

Operating expenses decreased 10% to $89.9 million, or 19.5% of sales, in the six months ended June 30, 2007, compared to $99.5 million, or 17.2% of sales, in the first six months of 2006. Operating expenses in the 2007 period include $2.7 million of expenses, primarily severance, lease termination and asset impairment, associated with the shut down and consolidation of three branches during 2007. Excluding the branch shut down and branch consolidation expenses, operating expenses in the first six months of 2007 reflect decreased personnel costs of $8.0 million compared to the 2006 period primarily due to lower employee headcount partially offset by higher medical benefit costs. In addition, excluding the branch shut down and branch consolidation expenses, non-personnel expenses decreased $4.3 million in the first six months of 2007, as compared to the 2006 first six months, due primarily to lower infrastructure levels following our restructure activities.

In the six months ended June 30, 2007, we recognized gains of $0.5 million on the sale of our Grand Rapids, MI facility and $1.0 million on the sale of our Spokane, WA facility.

Net interest expense was $2.3 million in both the first six months of 2007 and 2006 with lower debt levels being offset by increased interest rates.

Income taxes as a percentage of pre-tax income (loss) for the six months ended June 30, 2007 and 2006 were approximately 34% and 38%, respectively.

As a result of the foregoing factors, the operating loss from continuing operations was ($0.9) million in the first six months of 2007 as compared to an operating profit of $11.6 million from continuing operations in first six months of 2006. Net loss from continuing operations was ($2.1) million, or ($0.10) per diluted share, in the first six months of 2007, as compared to net income of $5.7 million from continuing operations, or $0.28 per diluted share, in the first six months of 2006.

Discontinued Operations

We recorded a net $0.2 million after-tax loss from discontinued operations primarily for environmental and litigation expenses associated with previously reported discontinued operations in the six months ended June 30, 2007.

Liquidity and Capital Resources

We depend on cash flow from operations and funds available under our revolving credit facility to finance seasonal working capital needs, capital expenditures and any acquisitions that we may undertake. Our working capital requirements are generally greatest in the second and third quarters, which reflect the seasonal nature of our business. The second and third quarters are also typically our strongest operating quarters, largely due to more favorable weather throughout many of our markets compared to the first and fourth quarters. We typically generate cash from working capital reductions in the fourth quarter of the year and build working capital during the first quarter in preparation for our second and third quarters. We also maintain significant inventories to meet rapid delivery requirements of our customers and to enable us to obtain favorable pricing, delivery and service terms with our suppliers. At June 30, 2007, December 31, 2006 and June 30, 2006, inventories constituted approximately 39%, 39% and 41% of our total assets, respectively. We also closely monitor operating expenses and inventory levels during seasonally affected periods and, to the extent possible, manage variable operating costs to minimize seasonal effects on our profitability.

Operations. Cash used in operating activities decreased $31.1 million to $0.4 million for the six months ended June 30, 2007 from $31.5 million for the first six months of 2006. Accounts receivable increased by $15.4 million in the first six months of 2007 compared to an increase of $22.3 million in the first six months of 2006. Days sales outstanding decreased to 34.1 days at June 30, 2007 compared to 34.6 days at June 30, 2006 based on annualized sales for the respective immediately preceding quarter. Inventory increased by $4.8 million in the 2007 first six months compared to an increase of $34.7 million in the 2006 first six months. Annualized inventory turns, calculated as the ratio of annualized cost of goods sold for each three-month period ended June 30 divided by the average of the beginning and ending inventory balances for each such three-month period, were 7.5 turns at both June 30, 2007 and June 30, 2006. Accounts payable increased by $18.5 million and $15.1 million in the six-month periods ended June 30, 2007 and 2006, respectively.

Investing. In the six-month period ended June 30, 2007, net cash provided from investing activities was $0.9 million, as compared to $6.3 million of net cash used in investing activities in the six-month period ended June 30, 2006. The Company received proceeds of $2.9 million as a result of our sales of the Spokane, WA and Grand Rapids, MI facilities. In addition, the six months ended June 30, 2007 reflect cash used in investing activities of $2.0 million related to capital expenditures primarily to purchase computer software necessary to upgrade our enterprise resource planning system and to purchase machinery and equipment at multiple branch locations compared to $6.4 million in capital expenditures in the first six months of 2006.

Financing. Cash provided from financing activities for the first six months of 2007 primarily reflects $0.9 million received from the exercise of employee stock options partially offset by a $0.4 million decrease in net borrowings. Cash provided from financing activities for the first six months of 2006 primarily reflects a $36.9 million increase in net borrowings and $1.0 million received from the exercise of employee stock options.

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

At June 30, 2007, under the credit facility, we had revolving credit borrowings of $42.9 million outstanding at a weighted average interest rate of 6.49%, letters of credit outstanding totaling $5.2 million, primarily for health and workers’ compensation insurance, and $82.1 million of additional borrowing capacity. In addition, we had $2.3 million of capital lease and other obligations outstanding at June 30, 2007.

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

Off-Balance Sheet Arrangements

In addition to funds available from operating cash flows, and bank credit agreements as described above, we use operating leases as a principal off-balance sheet financing technique. Operating leases are employed as an alternative to purchasing certain property, plant and equipment. See our Annual Report on Form 10-K for the year ended December 31, 2006 in Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations-Commitments and Contingencies.”

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

We have been identified as a potentially responsible party in connection with the clean up of contamination at a formerly owned property in Montana that was used for the manufacture of wood windows and at a currently-owned facility in Prineville, Oregon, in connection with the clean up of petroleum hydrocarbons and PCP discovered in soil and groundwater at these facilities. As of June 30, 2007, we have accrued approximately $0.8 million for future costs of remediating these sites. However, until a final remedy is selected by the respective state departments of environmental quality, management cannot estimate the top of the range of loss or cost to us of the final remediation order.

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

New Accounting Procurements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115,” which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We are currently evaluating if we will elect the fair value option for any of our eligible financial instruments and other items.

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

These statements present management’s expectations, beliefs, plans and objectives regarding our future business and financial performance. These forward-looking statements are based on current projections, estimates, assumptions and judgments, and involve known and unknown risks and uncertainties. There are a number of factors that could cause our actual results to differ materially from those expressed or implied in the forward-looking statements. These factors include, but are not limited to, the following:

•	the strength of the national and local new residential construction and home improvement and remodeling markets, which in turn depend on factors such as

•	interest rates,

•	immigration patterns,

•	regional demographics,

•	employment levels,

•	availability of credit,

•	prices of wood, steel and petroleum-based products,

•	fuel costs,

•	consumer confidence, and

•	weather conditions,

•	the level of competition in our industry,

•	our relationships with suppliers of the products we distribute,

•	our ability to comply with availability requirements and the financial covenant under our revolving credit facility,

•	fluctuation in prices of wood, steel and petroleum-based products,

•	costs of complying with environmental laws and regulations,

•	our exposure to product liability claims,

•	our ability to attract and retain key personnel and,

•	risk of losses associated with accidents.

Additional information concerning these and other factors that could materially affect our results of operations and financial condition are included in our most recent Annual Report on Form 10-K. We disclaim any obligation to publicly update or revise any of these forward-looking statements.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have exposure to market risk as it relates to effects of changes in interest rates. We had debt outstanding at June 30, 2007 under our credit facility of $42.9 million.

All of our debt under our revolving credit facility accrues interest at a floating rate basis. If market interest rates for LIBOR had been different by an average of 1% for the six months ended June 30, 2007, our interest expense and income before taxes would have changed by $0.3 million. These amounts are determined by considering the impact of the hypothetical interest rates on our borrowing cost. This analysis does not consider the effects of any change in the overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management may take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our financial structure.

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

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures – The Company, under the supervision and with the participation of our Disclosure Committee and management, including our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective as of June 30, 2007 in all material respects in (a) causing information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (b) causing such information to be accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control of Financial Reporting – There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

See Note 4 – Contingencies of the Notes to Consolidated Financial Statements in Item 1 for information on legal proceedings in which the Company is involved. See also Part I, Item 3-“Legal Proceedings” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our Annual Meeting of Shareholders on April 23, 2007. At the Annual Meeting, shareholders elected the following directors for terms of office expiring in 2010.

Director	Votes For	Votes Withheld
E. Thayer Bigelow	15,814,081	1,231,158
Richard S. Forté	15,816,555	1,228,684
Donald L. Glass	15,815,283	1,229,956
Jon P. Vrabely	15,729,443	1,315,796

Pursuant to the terms of the Proxy Statement for the Annual Meeting, proxies received were voted, unless authority was withheld, in favor of the election of the four directors named above.

After the Annual Meeting, the term of office as director of the Company of each of the following directors continued: R.S. Evans, J. Keith Matheney, Steven A. Wise, Dorsey R. Gardner, Philippe J. Gastone, Michael A. Lupo, and Delbert H. Tanner.

A proposal to approve the adoption of an amendment and restatement of our 2005 Executive Equity Incentive Plan to increase the number of shares of common stock reserved for issuance by 750,000 shares was approved, receiving 12,633,237 votes FOR and 2,056,355 votes AGAINST, with 87,556 ABSTENTIONS.

A proposal to ratify the appointment of KPMG LLP as our independent registered public accounting firm for the year ending December 31, 2007 was approved, receiving 16,882,073 votes FOR and 105,472 votes AGAINST, with 57,693 ABSTENTIONS.

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

HUTTIG BUILDING PRODUCTS, INC.

Date: July 27, 2007	/s/ Jon P. Vrabely
Jon P. Vrabely
President, Chief Executive Officer
(Principal Executive Officer)

Date: July 27, 2007	/s/ David L. Fleisher
David L. Fleisher
Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.