Form 10-Q
period 2007-09-30
HUTTIG BUILDING PRODUCTS INC
filed 2007-11-05
CIK 1093082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

The number of shares of Common Stock outstanding on September 30, 2007 was 20,959,059 shares.

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In Millions, Except Share and Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net sales	$233.0	$294.2	$694.9	$871.6
Cost of sales	189.7	244.3	564.0	710.6

Gross margin	43.3	49.9	130.9	161.0
Operating expenses	42.3	63.0	132.3	162.5
Gain on disposal of capital assets	—	—	(1.5)	—

Operating profit (loss)	1.0	(13.1)	0.1	(1.5)
Interest expense, net	1.1	1.6	3.4	3.9

Income (loss) from continuing operations before income taxes	(0.1)	(14.7)	(3.3)	(5.4)
Provision (benefit) for income taxes	—	(5.6)	(1.1)	(2.0)

Income (loss) from continuing operations	(0.1)	(9.1)	(2.2)	(3.4)
Loss from discontinued operations, net of taxes	—	—	(0.2)	—

Net income (loss)	$(0.1)	$(9.1)	$(2.4)	$(3.4)

Net income (loss) from continuing operations per share—basic	$—	$(0.45)	$(0.11)	$(0.17)
Net loss from discontinued operations per share—basic	—	—	(0.01)	—

Net income (loss) per share—basic	$—	$(0.45)	$(0.12)	$(0.17)

Net income (loss) from continuing operations per share—diluted	$—	$(0.45)	$(0.11)	$(0.17)
Net loss from discontinued operations per share—diluted	—	—	(0.01)	—

Net income (loss) per share—diluted	$—	$(0.45)	$(0.12)	$(0.17)

Basic shares outstanding	20,632,439	20,307,408	20,515,563	20,259,214
Diluted shares outstanding	20,632,439	20,307,408	20,515,563	20,259,214

See notes to unaudited consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Millions)

	September 30, 2007	December 31, 2006	September 30, 2006
	(unaudited)		(unaudited)
ASSETS
Current Assets:
Cash and equivalents	$12.0	$6.1	$6.8
Trade accounts receivable, net	84.0	74.1	110.4
Inventories	98.1	97.3	125.1
Other current assets	9.5	15.9	9.4

Total current assets	203.6	193.4	251.7
Property, Plant and Equipment:
Land	5.7	6.0	6.0
Building and improvements	31.0	32.8	32.5
Machinery and equipment	30.1	31.9	32.0

Gross property, plant and equipment	66.8	70.7	70.5
Less accumulated depreciation	39.3	40.7	39.5

Property, plant and equipment, net	27.5	30.0	31.0
Other Assets:
Goodwill, net	18.9	19.1	19.1
Other	5.5	5.8	7.2
Deferred income taxes	2.5	2.3	3.5

Total other assets	26.9	27.2	29.8

Total Assets	$258.0	$250.6	$312.5

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$0.9	$2.9	$7.1
Trade accounts payable	70.6	62.1	94.8
Deferred income taxes	5.1	4.5	2.2
Accrued compensation	6.2	7.8	6.4
Other accrued liabilities	15.3	16.8	18.3

Total current liabilities	98.1	94.1	128.8

Non-current Liabilities:
Long-term debt, less current maturities	45.7	42.8	66.3
Other non-current liabilities	4.4	4.0	3.6

Total non-current liabilities	50.1	46.8	69.9

Shareholders’ Equity:
Preferred shares; $.01 par (5,000,000 shares authorized)	—	—	—
Common shares; $.01 par (50,000,000 shares authorized:
20,968,445 shares issued at September 30, 2007, 20,896,145 at December 31, 2006 and September 30, 2006)	0.2	0.2	0.2
Additional paid-in capital	35.6	35.5	35.0
Retained earnings	74.0	76.0	80.3
Accumulated other comprehensive income	—	—	0.3
Less: Treasury shares, at cost (9,386 shares at September 30, 2007, 371,837 shares at December 31, 2006 and 373,504 shares at September 30, 2006)	—	(2.0)	(2.0)

Total shareholders’ equity	109.8	109.7	113.8

Total Liabilities and Shareholders’ Equity	$258.0	$250.6	$312.5

See notes to unaudited consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In Millions)

	Common Shares Outstanding, at Par Value	Additional Paid-In Capital	Retained Earnings	Treasury Shares, at Cost	Total Shareholders’ Equity
Balance at January 1, 2007	$0.2	$35.5	$76.0	$(2.0)	$109.7

Net loss			(2.4)		(2.4)

Comprehensive loss					(2.4)

Cummulative effect of adoption of FIN 48			0.4		0.4
Restricted stock issued, net of forfeitures		(1.2)		1.2	—
Stock options exercised		—		0.8	0.8
Stock compensation		1.3			1.3

Balance at September 30, 2007	$0.2	$35.6	$74.0	$—	$109.8

See notes to unaudited consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In Millions, Except Share and Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Cash Flows From Operating Activities:
Net loss	$(0.1)	$(9.1)	$(2.4)	$(3.4)
Adjustments to reconcile net loss to cash provided by (used in) operations:
Net loss from discontinued operations	—	—	0.2	—
Depreciation and amortization	1.1	1.8	3.8	4.7
Stock compensation expense	0.4	0.5	1.3	1.4
Asset impairment	—	10.9	0.5	10.9
Other adjustments	0.5	(6.4)	(0.9)	(5.2)
Changes in operating assets and liabilities:
Trade accounts receivable	5.5	2.4	(9.9)	(19.9)
Inventories	4.0	9.3	(0.8)	(25.4)
Trade accounts payable	(10.0)	(8.8)	8.5	6.3
Other	2.6	3.6	3.3	3.3

Net cash provided from (used in) operating activities	4.0	4.2	3.6	(27.3)

Cash Flows From Investing Activities:
Capital expenditures	(0.6)	(1.6)	(2.6)	(8.0)
Proceeds from disposition of capital assets	0.1	0.1	3.0	0.2

Total cash provided from (used in) investing activities	(0.5)	(1.5)	0.4	(7.8)

Cash Flows From Financing Activities:
Borrowing and repayment of debt, net	1.3	2.5	0.9	39.4
Exercise of stock options	0.1	0.1	1.0	1.1

Total cash provided from (used in) financing activities	1.4	2.6	1.9	40.5

Net Increase (Decrease) in Cash and Equivalents	4.9	5.3	5.9	5.4
Cash and Equivalents, Beginning of Period	7.1	1.5	6.1	1.4

Cash and Equivalents, End of Period	$12.0	$6.8	$12.0	$6.8

Supplemental Disclosure of Cash Flow Information:
Interest paid	$1.0	$1.1	$3.3	$3.2
Income taxes paid (refunded)	—	1.3	(4.0)	4.5
Assets acquired with debt obligations	—	—	—	0.8

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

2. STOCK-BASED EMPLOYEE COMPENSATION

The Company recognized approximately $1.3 million and $1.4 million in non-cash stock-based compensation in the nine months ended September 30, 2007 and 2006, respectively. During the first nine months of 2007, the Company granted approximately 241,750 shares of restricted stock and 19,845 restricted stock units, at a combined weighted average fair market value of $6.39, under its 2005 Executive Incentive Compensation Plan and 2005 Non-Employee Director’s Restricted Stock Plan, respectively. The restricted shares vest in three equal installments on the first, second and third anniversaries of the grant date and the restricted stock units vest on the first anniversary of the grant date. The unearned compensation expense is being amortized into expense on a straight-line basis over the requisite service period for the entire award. As of September 30, 2007, the total compensation expense not yet recognized related to all outstanding restricted stock/unit awards and non-vested options was approximately $1.9 million and $0.2 million, respectively.

3. DEBT

Debt consisted of the following at September 30, 2007, December 31, 2006 and September 30, 2006 (in millions):

	September 30, 2007	December 31, 2006	September 30, 2006
Revolving credit facility	$45.0	$41.8	$48.3
Term loan	—	—	21.4
Capital lease and other obligations	1.6	3.9	3.7

Total debt	46.6	45.7	73.4
Less current portion	0.9	2.9	7.1

Long-term debt	$45.7	$42.8	$66.3

Credit Agreement—On October 20, 2006, the Company entered into a five-year $160.0 million asset based senior secured revolving credit facility (“credit facility”). Borrowing availability under the credit facility is based on eligible accounts receivable and inventory. The Company has the right to add a real estate component to increase borrowing availability, but not in excess of the $160.0 million commitment. Additionally, the credit facility includes an option to request an increase in the size of the facility by up to an additional $40.0 million, subject to certain conditions and approvals. The Company must also pay a fee in the range of 0.25% to 0.32% per annum on the average daily-unused amount of the revolving credit commitment. The entire unpaid balance under the credit facility is due and payable on October 20, 2011, the maturity date of the credit agreement.

At September 30, 2007, under the credit facility the Company had revolving credit borrowings of $45.0 million outstanding at a weighted average interest rate of 6.61%, letters of credit outstanding totaling $5.2 million, primarily for health and workers’ compensation insurance, and $70.7 million of additional borrowing capacity. In addition, the Company had $1.6 million of capital lease and other obligations outstanding at September 30, 2007.

The borrowings under the credit facility are collateralized by substantially all of the Company’s assets and are subject to certain operating limitations applicable to a loan of this type, which, among other things, place limitations on indebtedness, liens, investments, mergers and acquisitions, dispositions of assets, cash dividends and transactions with affiliates. The financial covenant in the credit facility is limited to a fixed charge coverage ratio to be tested only when excess borrowing availability is less than $25.0 million, on a pro forma basis prior to consummation of certain significant business transactions outside the Company’s ordinary course of business and prior to increasing the size of the facility.

4. CONTINGENCIES

The Company is involved in a number of legal proceedings incidental to the conduct of its business, relating to such matters as product liability, environmental liability and vehicular accidents. The Company carries insurance policies on insurable risks with coverage and other terms that it believes to be appropriate. The Company generally has self-insured retention limits and has obtained fully insured layers of coverage above such self-insured retention limits. Accruals for self-insurance losses are made based on claims experience. Liabilities for existing and unreported claims are accrued when it is probable that future costs will be incurred and can be reasonably estimated.

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

Huttig has been identified as a potentially responsible party in connection with the clean up of contamination at a formerly owned property in Montana that was used for the manufacture of wood windows and at a currently-owned facility in Prineville, Oregon, in connection with the clean up of petroleum hydrocarbons and PCP discovered in soil and groundwater at the facility. As of September 30, 2007, the Company had accrued approximately $0.8 million for future costs of remediating these sites. However, until a final remedy is selected by the respective state departments of environmental quality, management cannot estimate the top of the range of loss or cost to Huttig of the final remediation order.

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

5. BASIC AND DILUTED SHARES

For the three and nine months ended September 30, 2007 and 2006, all outstanding stock options and all non-vested restricted shares/units were anti-dilutive. At September 30, 2007, the Company had 924,625 stock options and 401,473 shares of restricted stock and restricted stock units outstanding.

6. BRANCH CLOSURES AND OTHER SEVERANCE

In 2007, the Company closed its Hauppauge, New York, Dothan, Alabama, and Spokane, Washington branches and sold certain assets of its Green Bay, Wisconsin branch. The Company recorded $2.7 million in net operating charges from branch closures and from severance associated with other reductions in force in the caption “Operating expenses” on its consolidated statement of operations for the nine months ended September 30, 2007. The Company also recorded $1.0 million in net inventory losses related to branch closures in the caption “Cost of sales” on its consolidated statement of operations for the nine months ended September 30, 2007. At September 30, 2007, the Company has recorded $1.3 million related to accrued severance and remaining building lease rentals (net of anticipated sublease rentals) on closed facilities that will be paid out over the terms of the various leases through 2010 primarily in “Other accrued liabilities” on the balance sheet.

Branch Closure Reserve and Other Accrued Severance: (in millions)

	Inventory	Operating Expenses	Total
Balance at December 31, 2006	$—	$1.2	$1.2
Branch closures and other severance	1.0	2.7	3.7
Amount paid/utilized	(1.0)	(2.6)	(3.6)

Balance at September 30, 2007	$—	$1.3	$1.3

7. INCOME TAXES

Huttig adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. As a result of the implementation, the Company recognized a $0.4 million decrease to liabilities for uncertain tax positions. This decrease was accounted for as an increase to the beginning balance of retained earnings on the balance sheet. Including the cumulative-effect decrease to liabilities for uncertain tax positions, at the beginning of 2007, Huttig had approximately $0.4 million of unrecognized tax benefits, all of which, if recognized, would affect the effective income tax rate in future periods.

In connection with the adoption of FIN 48, the Company will include interest and penalties related to uncertain tax positions in income tax expense. Currently, the Company has $0.4 million of unrecognized tax benefits and $0.2 million of accrued interest related to uncertain tax positions included in “Other non-current liabilities” on the balance sheet.

Huttig and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through 2004, and is currently under examination by the Internal Revenue Service for 2005. Open tax years related to state jurisdictions remain subject to examination but are not considered material.

As of September 30, 2007, there have been no material changes to the liabilities for uncertain tax positions. The Company does not expect any significant increases or decreases to its unrecognized tax benefits within 12 months of this reporting date.

8. DISCONTINUED OPERATIONS

The Company recorded a net $0.2 million after tax loss from discontinued operations primarily for environmental and litigation expenses associated with previously reported discontinued operations in the nine months ended September 30, 2007.

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

The following table sets forth our sales from continuing operations, by product classification as a percentage of total sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Millwork(1)	48%	52%	49%	53%
General Building Products(2)	39%	34%	37%	32%
Wood Products(3)	13%	14%	14%	15%

Total Net Product Sales	100%	100%	100%	100%

(1)	Millwork includes exterior and interior doors, pre-hung door units, windows, patio doors, mouldings, frames, stair parts and columns.
(2)	General building products include composite decking, connectors, fasteners, housewrap, roofing products, insulation and other miscellaneous building products.
(3)	Wood products include engineered wood products, and other wood products, such as lumber and panels.

Industry Conditions

Various factors historically have caused our results of operations to fluctuate from period to period. These factors include levels of construction, home improvement and remodeling activity, weather, prices of commodity wood, steel and petroleum-based products, fuel costs, interest rates, competitive pressures, availability of credit and other local, regional and national economic conditions. Many of these factors are cyclical or seasonal in nature. We anticipate that fluctuations from period to period will continue in the future. Our first quarter and fourth quarter are generally adversely affected by winter weather patterns in the Midwest and Northeast, which typically result in seasonal decreases in levels of construction activity in these areas. Because much of our overhead and expenses remain relatively fixed throughout the year, our operating profits tend to be lower during the first and fourth quarters. We continue to anticipate decreased housing starts for the balance of 2007 and well into 2008 based on the current level of housing activity and industry forecasts. As a result, we are continuing to examine our cost structure, looking for opportunities to reduce expenses and increase efficiencies.

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

Results of Operations

Three Months Ended September 30, 2007 Compared to the Three Months Ended September 30, 2006

Net sales from continuing operations were $233.0 million, which were $61.2 million, or approximately 21%, lower than 2006. Third quarter 2007 results reflect a 24% drop in housing starts to an average annualized rate of approximately 1.3 million compared to approximately 1.7 million in the third quarter of 2006. We continue to anticipate decreased housing starts for the balance of 2007 and well into 2008 based on the current level of housing activity and industry forecasts. As a result, we are continuing to examine our cost structure, looking for opportunities to reduce expenses and increase efficiencies.

By product, sales decreased in all product categories. Millwork sales decreased 27% to $112.2 million. General building products sales decreased 8% to $90.4 million. Other wood products, mostly commodity products, decreased 26% to $21.4 million and engineered wood sales were down 26% to $9.0 million.

Gross margin decreased 13% to $43.3 million, or 18.6% of sales, as compared to $49.9 million or 17.0% of sales in the prior year period. Third quarter 2006 results reflect the liquidation and write down of inventory at closed branches ($0.6 million) and charges related to the liquidation and write down of discontinued product inventory in connection with the exit of a wood decking product line ($3.3 million) and the conversion of six branches to a new exterior door vendor ($1.0 million). These items negatively impacted 2006 gross margin percentage by approximately 1.6%. In addition, third quarter 2007 benefited from a more favorable mix of higher margin non-direct sales offset by lower vendor rebates and a less favorable product mix of millwork sales.

Operating expenses decreased 33% to $42.3 million, or 18.2% of sales, in the 2007 third quarter, compared to $63.0 million, or 21.4% of sales, in the 2006 third quarter. Third quarter 2006 results include $12.3 in charges, including $10.9 million in asset impairment charges related to the decision to discontinue the implementation of and write-off capitalized costs associated with a new enterprise resource planning system, $1.3 million of expenses, primarily severance and lease termination, associated with the shut down and consolidation of three branches during the 2006 third quarter, and $0.1 million related to severance costs associated with a separate, company-wide workforce reduction of approximately 50 employees in the 2006 third quarter. Excluding these 2006 third quarter charges, operating expenses in the 2007 third quarter also reflect decreased personnel costs of $3.9 million compared to the 2006 third quarter primarily due to lower employee headcount partially offset by increased medical benefit costs. In addition, excluding these 2006 charges, non-personnel expenses decreased $4.5 million in the third quarter of 2007 as compared to the third quarter of 2006, due primarily to lower infrastructure levels following our restructuring actions.

Net interest expense decreased to $1.1 million in the third quarter from $1.6 million in the prior year third quarter primarily due to decreased borrowing levels and lower interest rates.

As a result of the foregoing factors, operating profit from continuing operations was $1.0 million in the 2007 third quarter as compared to an operating loss of ($13.1) million from continuing operations in 2006 third quarter. Net loss from continuing operations was ($0.1) million, or ($0.00) per diluted share, in the 2007 third quarter, as compared to net loss from continuing operations of ($9.1) million, or ($0.45) per diluted share, in the 2006 third quarter.

Nine Months Ended September 30, 2007 Compared to the Nine Months Ended September 30, 2006

Net sales from continuing operations were $694.9 million, which were $176.7 million, or approximately 20%, lower than 2006. The results for the nine months ended September 30, 2007 reflect a 26% drop in housing starts to an average annualized rate of approximately 1.4 million compared to approximately 1.9 million in the first nine months of 2006.

By product, sales decreased in all product categories. Millwork sales decreased 25% to $344.8 million. General building products sales decreased 9% to $256.2 million. Other wood products, mostly commodity products, decreased 28% to $65.7 million and engineered wood sales were down 24% to $28.2 million.

Gross margin decreased 19% to $130.9 million, or 18.8% of sales, as compared to $161.0 million or 18.5% of sales in the prior year period. The nine months ended September 30, 2007 results reflect the liquidation and write-down of inventory at closed branches of $1.0 million. These items negatively impacted gross margin percentage by approximately 0.2%. The nine months ended September 30, 2006 results reflect the liquidation and write down of inventory at closed branches ($0.6 million) and charges related to the liquidation and write down of discontinued product inventory in connection with the exit of a wood decking product line ($3.3 million) and the conversion of six branches to a new exterior door vendor ($1.0 million). These items negatively impacted the 2006 gross margin percentage by approximately 0.6%. Also as compared to the prior year, gross margin as a percentage of sales benefited from a more favorable mix of higher margin non-direct sales, which was partially offset by a decrease in vendor rebates earned and a less favorable product mix of millwork sales.

Operating expenses decreased 19% to $132.3 million, or 19.0% of sales, in the nine months ended September 30, 2007, compared to $162.5 million, or 18.6% of sales, in the first nine months of 2006. Operating expenses in the 2007 period include $2.7 million of expenses, primarily severance, lease termination and asset impairment, associated with the shut down and consolidation of three branches during 2007. Operating expenses in the 2006 period include $10.9 million in asset impairment charges related to the decision to discontinue the implementation of and write-off capitalized costs associated with a new enterprise resource planning system, $1.3 million of expenses, primarily severance and lease termination, associated with the shut down and consolidation of three branches during the third quarter, and $0.1 million related to severance cost associated with a separate, company-wide workforce reduction of approximately 50 employees in the 2006 third quarter. Excluding the forgoing charges and expenses in both 2007 and 2006, operating expenses in the first nine months of 2007 reflect decreased personnel costs of $11.8 million compared to the 2006 period, primarily due to lower employee headcount partially offset by higher medical benefit costs. In addition, excluding the above charges and expenses, non-personnel expenses decreased $8.8 million in the first nine months of 2007, as compared to the 2006 first nine months, due primarily to lower infrastructure levels following our restructuring actions.

In the nine months ended September 30, 2007, we recognized gains of $0.5 million on the sale of our Grand Rapids, MI facility and $1.0 million on the sale of our Spokane, WA facility.

Net interest expense decreased to $3.4 million in the nine months ended September 30, 2007 from $3.9 million in the nine months ended September 30, 2006 primarily from reduced borrowing levels.

Income taxes as a percentage of pre-tax loss for the nine months ended September 30, 2007 and 2006 were approximately 33% and 37%, respectively.

As a result of the foregoing factors, the operating income from continuing operations was $0.1 million in the first nine months of 2007 as compared to an operating loss of ($1.5) million from continuing operations in first nine months of 2006. Net loss from continuing operations was ($2.2) million, or ($0.11) per diluted share, in the first nine months of 2007, as compared to net loss from continuing operations of ($3.4) million, or ($0.17) per diluted share, in the first nine months of 2006.

Discontinued Operations

We recorded a net $0.2 million after-tax loss from discontinued operations primarily for environmental and litigation expenses associated with previously reported discontinued operations in the nine months ended September 30, 2007.

Liquidity and Capital Resources

We depend on cash flow from operations and funds available under our revolving credit facility to finance seasonal working capital needs, capital expenditures and any acquisitions that we may undertake. Our working capital requirements are generally greatest in the second and third quarters, which reflect the seasonal nature of our business. The second and third quarters are also typically our strongest operating quarters, largely due to increased construction activities from more favorable weather throughout many of our markets compared to the first and fourth quarters. We typically generate cash from working capital reductions in the fourth quarter of the year and build working capital during the first quarter in preparation for our second and third quarters. We also maintain significant inventories to meet rapid delivery requirements of our customers and to enable us to obtain favorable pricing, delivery and service terms with our suppliers. At September 30, 2007, December 31, 2006 and September 30, 2006, inventories constituted approximately 39%, 39% and 40% of our total assets, respectively. We also closely monitor operating expenses and inventory levels during seasonally affected periods and, to the extent possible, manage variable operating costs to minimize seasonal effects on our profitability.

Operations. Cash provided by operating activities increased $30.9 million to $3.6 million for the nine months ended September 30, 2007 from cash used in operating activities of ($27.3) million for the first nine months of 2006. Accounts receivable increased by $9.9 million in the first nine months of 2007 compared to an increase of $19.9 million in the first nine months of 2006. Days sales outstanding decreased to 32.9 days at September 30, 2007 compared to 34.3 days at September 30, 2006 based on annualized sales for the respective immediately preceding quarter. Inventory increased by $0.8 million in the 2007 first nine months compared to an increase of $25.4 million in the 2006 first nine months. Annualized inventory turns, calculated as the ratio of annualized cost of goods sold for each three-month period ended September 30 divided by the average of the beginning and ending inventory balances for each such three-month period, were 7.6 turns at September 30, 2007 compared to 7.5 at September 30, 2006. Accounts payable increased by $8.5 million and $6.3 million in the nine-month periods ended September 30, 2007 and 2006, respectively.

Investing. In the nine-month period ended September 30, 2007, net cash provided by investing activities was $0.4 million, as compared to $7.8 million of net cash used in investing activities in the nine-month period ended September 30, 2006. The Company received proceeds of $2.9 million as a result of our sales of the Spokane, WA and Grand Rapids, MI facilities in 2007. In addition, the nine months ended September 30, 2007 reflect cash used in investing activities of $2.6 million related to capital expenditures primarily to purchase computer software necessary to upgrade our enterprise resource planning system and to purchase machinery and equipment at multiple branch locations compared to $8.0 million in capital expenditures in the first nine months of 2006.

Financing. Cash provided by financing activities for the first nine months of 2007 primarily reflects $1.0 million received from the exercise of employee stock options and a $0.9 million increase in net borrowings. Cash provided from financing activities for the first nine months of 2006 primarily reflects a $39.4 million increase in net borrowings and $1.1 million received from the exercise of employee stock options.

Credit Agreement—On October 20, 2006, we entered into a five-year $160.0 million asset based senior secured revolving credit facility (“credit facility”). Borrowing availability under the credit facility is based on eligible accounts receivable and inventory. We have the right to add a real estate component to increase borrowing availability, but not in excess of the $160.0 million commitment. Additionally, the credit facility includes an option to request an increase in the size of the facility by up to an additional $40.0 million, subject to certain conditions and approvals. We must also pay a fee in the range of 0.25% to 0.32% per annum on the average daily-unused amount of the revolving credit commitment. The entire unpaid balance under the credit facility is due and payable on October 20, 2011, the maturity date of the credit agreement.

At September 30, 2007, under the credit facility, we had revolving credit borrowings of $45.0 million outstanding at a weighted average interest rate of 6.61%, letters of credit outstanding totaling $5.2 million, primarily for health and workers’ compensation insurance, and $70.7 million of additional borrowing capacity. In addition, we had $1.6 million of capital lease and other obligations outstanding at September 30, 2007.

The borrowings under the credit facility are collateralized by substantially all of our assets and are subject to certain operating limitations applicable to a loan of this type, which, among other things, place limitations on indebtedness, liens, investments, mergers and acquisitions, dispositions of assets, cash dividends and transactions with affiliates. The financial covenant in the credit facility is limited to a fixed charge coverage ratio to be tested only when excess borrowing availability is less than $25.0 million, on a pro forma basis prior to consummation of certain significant business transactions outside our ordinary course of business and prior to increasing the size of the facility.

We believe that cash generated from our operations and funds available under our credit facility will provide sufficient funds to meet our currently anticipated short-term and long-term liquidity and capital expenditure requirements.

Off-Balance Sheet Arrangements

In addition to funds available from operating cash flows and our credit facility as described above, we use operating leases as a principal off-balance sheet financing technique. Operating leases are employed as an alternative to purchasing certain property, plant and equipment. See our Annual Report on Form 10-K for the year ended December 31, 2006 in Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations-Commitments and Contingencies.”

Contingencies

We are involved in a number of legal proceedings incidental to the conduct of its business, relating to such matters as product liability, environmental liability and vehicular accidents. We carry insurance policies on insurable risks with coverage and other terms that we believe to be appropriate. We generally have self-insured retention limits and have obtained fully insured layers of coverage above such self-insured retention limits. Accruals for self-insurance losses are made based on claims experience. Liabilities for existing and unreported claims are accrued when it is probable that future costs will be incurred and can be reasonably estimated.

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

We have been identified as a potentially responsible party in connection with the clean up of contamination at a formerly owned property in Montana that was used for the manufacture of wood windows and at a currently-owned facility in Prineville, Oregon, in connection with the clean up of petroleum hydrocarbons and PCP discovered in soil and groundwater at the facility. As of September 30, 2007, we have accrued approximately $0.8 million for future costs of remediating these sites. However, until a final remedy is selected by the respective state departments of environmental quality, management cannot estimate the top of the range of loss or cost to us of the final remediation order.

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

New Accounting Procurements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115,” which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We are currently evaluating whether we will elect the fair value option for any of our eligible financial instruments and other items.

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

•	our belief that there are no material environmental liabilities at any of our distribution center locations;

•	our expectation that we will not have any significant increases or decreases to our unrecognized tax benefits within 12 months of this reporting date;

•	our anticipation of decreased housing starts for the balance of 2007 and well into 2008;

•	our belief that cash from operations and funds under our credit facility will be sufficient to meet our short-term and long-term liquidity and capital expenditure requirements;

•	our belief that we have the product offerings, warehouse and support facilities, personnel, systems infrastructure and financial and competitive resources necessary for continued business success;

•	our liquidity and exposure to market risk; and

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

These statements present management’s expectations, beliefs, plans and objectives regarding our future business and financial performance. These forward-looking statements are based on current projections, estimates, assumptions and judgments, and involve known and unknown risks and uncertainties. There are a number of factors that could cause our actual results to differ materially from those expressed or implied in the forward-looking statements. These factors include, but are not limited to, the following:

•	the strength of the national and local new residential construction and home improvement and remodeling markets, which in turn depend on factors such as

•	interest rates,

•	immigration patterns,

•	regional demographics,

•	employment levels,

•	availability of credit,

•	inventory levels of new and existing homes for sale,

•	prices of wood, steel and petroleum-based products,

•	fuel costs,

•	consumer confidence, and

•	weather conditions,

•	the level of competition in our industry,

•	our relationships with suppliers of the products we distribute,

•	our ability to comply with availability requirements and the financial covenant under our revolving credit facility,

•	fluctuation in prices of wood, steel and petroleum-based products,

•	costs of complying with environmental laws and regulations,

•	our exposure to product liability claims,

•	our ability to attract and retain key personnel, and

•	risk of losses associated with accidents.

Additional information concerning these and other factors that could materially affect our results of operations and financial condition are included in our most recent Annual Report on Form 10-K and our filings made with the SEC subsequent to that Annual Report on Form 10-k. We disclaim any obligation to publicly update or revise any of these forward-looking statements.

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have exposure to market risk as it relates to effects of changes in interest rates. We had debt outstanding at September 30, 2007 under our credit facility of $45.0 million.

All of our debt under our revolving credit facility accrues interest at a floating rate basis. If market interest rates for LIBOR had been different by an average of 1% for the nine months ended September 30, 2007, our interest expense and income before taxes would have changed by $0.5 million. These amounts are determined by considering the impact of the hypothetical interest rates on our borrowing cost. This analysis does not consider the effects of any change in the overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management may take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our financial structure.

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

ITEM 4—CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures – The Company, under the supervision and with the participation of our Disclosure Committee and management, including our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective as of September 30, 2007 in all material respects in (a) causing information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (b) causing such information to be accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control of Financial Reporting – There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1—LEGAL PROCEEDINGS

See Note 4 – “Contingencies” of the Notes to Consolidated Financial Statements in Item 1 for information on legal proceedings in which the Company is involved. See also Part I, Item 3-“Legal Proceedings” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 5—OTHER INFORMATION

The Company and Darlene K. Schroeder entered into a separation agreement (the “Agreement”), which was fully executed on November 1, 2007, in connection with Ms. Schroeder’s resignation as Vice President-Human Resources of the Company. Pursuant to the Agreement, the Company will pay Ms. Schroeder her base salary through October 4, 2008 or such earlier date as Ms. Schroeder obtains other full-time employment. In addition, until that date, Ms. Schroeder will have the right to continue to participate in certain of the Company’s benefit programs and to receive certain perquisites. The Company will also pay up to $5,000 for the cost of outplacement services. The Agreement contains mutual releases of liabilities between Ms. Schroeder and the Company.

The description of the Agreement set forth above is qualified in its entirety by reference to the actual terms of the Agreement, which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q.

ITEM 6—EXHIBITS

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Form 10 filed with the Securities and Exchange Commission on September 21, 1999.)

3.2	Amended and Restated Bylaws of the Company (as of September 26, 2007) (Incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the Securities and Exchange Commission on September 28, 2007.)

*10.1	Separation Agreement and Release of All Claims between Darlene Schroeder and the Company fully executed on November 1, 2007.

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management plan or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUTTIG BUILDING PRODUCTS, INC.

Date: November 5, 2007	/s/ Jon P. Vrabely
Jon P. Vrabely
President, Chief Executive Officer
(Principal Executive Officer)

Date: : November 5, 2007	/s/ David L. Fleisher
David L. Fleisher
Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

*10.1	Separation Agreement and Release of All Claims between Darlene Schroeder and the Company fully executed on November 1, 2007.

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management plan or compensatory plan or arrangement.