Form 10-K
period 2007-12-31
HUTTIG BUILDING PRODUCTS INC
filed 2008-02-29
CIK 1093082

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-14982

HUTTIG BUILDING PRODUCTS, INC.
(Exact name of registrant as specified in its charter)

Delaware	43-0334550
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

555 Maryville University Drive
Suite 400
St. Louis, Missouri 63141
(Address of principal executive offices, including zip code)

(314) 216-2600
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $.01 per share	New York Stock Exchange
Preferred Share Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of the last business day of the quarter ended June 30, 2007 was approximately $108 million. For purposes of this calculation only, the registrant has excluded stock beneficially owned by the registrants’ directors and officers. By doing so, the registrant does not admit that such persons are affiliates within the meaning of Rule 405 under the Securities Act of 1933 or for any other purposes.
The number of shares of Common Stock outstanding on February 15, 2008 was 21,389,976 shares.

DOCUMENTS INCORPORATED HEREIN BY REFERENCE.
Parts of the registrant’s definitive proxy statement for the 2008 Annual Meeting of Shareholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

PART I

ITEM 1 —	BUSINESS

General

Huttig Building Products, Inc., a Delaware corporation incorporated in 1913, is one of the largest domestic distributors of millwork, building materials and wood products used principally in new residential construction and in home improvement, remodeling and repair work. We purchase from leading manufacturers and we distribute our products through 36 wholesale distribution centers serving 44 states. Our distribution centers sell principally to building materials dealers, national buying groups, home centers and industrial users, including makers of manufactured homes. For the year ended December 31, 2007, we generated net sales of $874.8 million.

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

We serve our customers, whether a local dealer or a national account, through our 36 wholesale distribution centers. This approach enables us to work with our customers and suppliers to ensure that local inventory levels, merchandising, purchasing and pricing are tailored to the requirements of each market. Each distribution center also has access to our single-platform nation-wide inventory management system. This provides the local manager with real-time inventory availability and pricing information. We also support our distribution centers with credit and financial controls, training and marketing programs and human resources expertise. We believe that these distribution capabilities and efficiencies offer us a competitive advantage as compared to those of local and regional competitors. Our geographic reach enables us to cover areas which accounted for approximately 80% of U.S. new housing starts in 2007.

In this Annual Report on Form 10-K, when we refer to “Huttig”, the “Company”, “we” or “us,” we mean Huttig Building Products, Inc. and its subsidiaries and predecessors unless the context indicates otherwise.

Industry Characteristics and Trends

The residential building materials distribution industry is characterized by its substantial size, its highly fragmented ownership structure and an increasingly competitive environment. The industry can be broken into two categories: (i) new construction and (ii) home repair and remodeling.

Residential construction activity in both categories is closely linked to a variety of factors directly affected by general economic conditions, including employment levels, job and household formation, interest rates, housing prices, tax policy, availability of mortgage financing, prices of commodity wood and steel products, immigration patterns, regional demographics and consumer confidence. We monitor a broad set of macroeconomic and regional indicators, including inventory levels of new and existing homes for sale, as well as new housing starts and permit issuances, as indicators of our potential future sales volume.

New housing activity in the United States is currently in a severe downturn, which is expected to continue during 2008. New housing starts in the United States decreased to approximately 1.35 million in 2007 from 1.80 million and 2.07 million in 2006 and 2005, respectively, including 1.05 million single-family residences in 2007 versus 1.47 million and 1.72 million in 2006 and 2005, respectively, based on data from the U.S. Census Bureau. According to the U.S. Census Bureau, total spending on new single-family residential construction in 2007 was $303 billion. The U.S. Census Bureau also estimates that aggregate expenditures for residential repair and remodeling were an additional $204 billion in 2007.

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

We believe the evolving characteristics of the residential building materials distribution industry, particularly the consolidation trend, favor companies like us that operate nationally and have significant infrastructure in place to accommodate the needs of customers across geographic regions. We are the only national distributor of millwork products. Because of our wide geographic presence, size, purchasing power, materials handling efficiencies and investment in millwork services, we believe we are well positioned to serve the needs of the consolidating pro dealer community.

Products

Our goal is to offer products that allow us to provide value to our customers, either by performing incremental services on the products before delivering them to customers, buying products in bulk and disaggregating them for individual customers or carrying a depth and breadth of products that customers cannot reasonably stock themselves at each location. Our products can be broken into three main categories:

•	Millwork, including exterior and interior doors, pre-hung door units, windows, patio doors, mouldings, frames, stair parts and columns. Key brands in this product category include Therma-Tru, Masonite, HB&G, Woodgrain, Windsor and L. J. Smith;

•	General building products, such as roofing, siding, insulation, flashing, housewrap, connectors and fasteners, decking, drywall, kitchen cabinets and other miscellaneous building products. Key brands in this product category include Typar, Timbertech, Simpson Strong-Tie, Owens Corning, CertainTeed and Grace;

•	Wood products, which include engineered wood products, such as floor systems, and other wood products, such as lumber and wood panels. Within the wood products category, engineered wood continues to be a focus product for us. The engineered wood product line offers us the ability to provide our customers with value-added services, such as floor system take-offs, cut-to-length packages and just-in-time, cross-dock delivery capabilities.

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

	2007	2006	2005

Millwork	50%	54%	53%
General Building Products	37%	32%	30%
Wood Products	13%	14%	17%

Customers

During 2007, we served over 7,000 customers, with no single customer accounting for more than 9% of our sales. Building materials pro dealers represent our single largest customer group. Our top 10 customers accounted for approximately 32% of our total sales in 2007.

Within the pro dealer category, a growing number of our customers represent national accounts. These are large pro dealers that operate in more than one state or region. We sell to pro dealer national accounts such as Pro-Build, 84 Lumber, Stock Building Supply, BMC West and Builders FirstSource, as well as to several large buying groups. To a much lesser extent, we also sell to home centers. We believe that our size, which lets us purchase in bulk, achieve operating efficiencies, operate on a national scale and offer competitive pricing, makes us well suited to service the consolidating pro dealer community. During 2007, our sales to national accounts, including buying groups, were 36% of our total sales, an increase from 35% of our total sales in 2006.

Organization

Huttig operates on a nation-wide basis. Customer sales are conducted principally through 36 distribution centers serving 44 states. Administrative and executive management functions are centralized in a headquarters office located in St. Louis, Missouri. We believe that this structure permits us to be closer to our customers and serve them better, while being able to take advantage of certain scale efficiencies that come from our size.

Headquarters functions generally include those activities that can be shared across our full distribution platform. These include items such as treasury management, accounting, information technology, human resources, legal, internal audit and investor relations along with small corporate operations, marketing, national accounts and product management groups.

Operating responsibility resides with each distribution center’s general manager. The general manager assumes responsibility for daily operations, inventory management, on-site personnel and logistics. Each distribution center generally maintains its own separate sales and warehouse staffs supported by a small administrative team.

Sales

Sales and operational responsibility principally lie with general managers at our distribution centers. The sales function is generally divided into two channels: outside sales and inside sales. Our outside field representatives make on-site calls to local and regional customers. Our inside sales people generally receive telephone orders from customers. In addition, we maintain a national account sales team to serve customers that span multiple regions. Our outside sales force is generally compensated by a base salary plus commissions determined primarily on sales margin.

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

Despite our nation-wide reach, the local distribution center is still a principal focus of our operations, and we tailor our business to meet local demand and customer needs. We customize product selection, inventory levels, services provided and prices to meet local market requirements. We support this strategy through our single platform information technology system. This system provides each distribution center’s general manager real-time access to pricing, inventory availability and margin analysis. This system provides product information both for that location and across the entire Huttig network of distribution centers. More broadly, our sales force, in conjunction with our product management teams, works with our suppliers and customers to get the appropriate mix, quantity and pricing of products suited to each local market.

We purchased products from more than 1,200 different suppliers in 2007. We generally negotiate with our major suppliers on a national basis to leverage our volume purchasing power, which we believe provides us with an advantage over our locally based competitors. The majority of our purchases are made from suppliers that offer payment discounts and volume-related incentive programs. Although we generally do not have exclusive distribution rights for our key products and we do not have long-term contracts with many of our suppliers, we believe our national footprint, buying power and distribution network makes us an attractive distributor for many manufacturers. Moreover, we have long-standing relationships with many of our key suppliers.

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

We focus on selling respected, brand-name products. We believe that brand awareness is an increasingly important factor in building products purchasing decisions. We generally benefit from the quality levels, marketing initiatives and product support provided by manufacturers of branded products. We also benefit by being associated with the positive attributes that customers typically equate with branded products.

Competition

We compete with many local and regional building product distributors and in certain markets and product categories, with national building product distributors. In certain markets, we compete with national building materials suppliers with national distribution capability, such as BlueLinx, Boise Cascade and Weyerhaeuser. We also compete with product manufacturers that engage in direct sales, while at the same time distributing products for some of these same manufacturers.

The principal factors on which we compete are pricing and availability of product, service and delivery capabilities, ability to assist with problem-solving, customer relationships, geographic coverage and breadth of product offerings.

Our size, geographic coverage, and financial position are advantageous in obtaining and retaining distribution rights for brand name products. Our size also permits us to attract experienced sales and service personnel and gives us the resources to provide company-wide sales, product and service training programs. By working closely with our customers and suppliers and utilizing our single information technology platform, we believe our branches are well-positioned to maintain appropriate inventory levels and to deliver completed orders on time.

Cyclicality, Seasonality and Working Capital

Various cyclical and seasonal factors, such as general economic conditions and weather, historically have caused our results of operations to fluctuate from period to period. Our size, extensive nation-wide operating model and the geographic diversity of our distribution centers to some extent help to mitigate our exposure to these cyclical and seasonal factors. These factors include levels of new construction, home improvement and remodeling activity, weather, interest rates and other local, regional and national economic conditions. During the past two years, our results of operations have been adversely affected by the severe downturn in new housing activity in the United States. We expect this downturn to continue during 2008 based on the current level of housing activity and industry forecasts for 2008. We anticipate that fluctuations from period to period will continue in the future. Our first and fourth quarters are generally adversely affected by winter weather patterns in the Midwest and Northeast, which typically result in seasonal decreases in levels of construction activity in these areas. Because much of our overhead and expenses remain relatively fixed throughout the year, our operating profits also tend to be lower during the first and fourth quarters. In addition, other weather patterns, such as hurricane season in the Southeast region of the United States during the third and fourth quarters, can have an adverse impact on our profits in a particular period.

We depend on cash flow from operating activities and funds available under our secured credit facility to finance seasonal working capital needs, capital expenditures and any acquisitions that we may undertake. We typically generate cash from working capital reductions in the fourth quarter of the year and build working capital during the first quarter in preparation for our second and third quarters. Our working capital requirements are generally greatest in the second and third quarters, reflecting the seasonal nature of our business. The second and third quarters are also typically our strongest operating quarters, largely due to more favorable weather throughout many of our markets compared to the first and fourth quarters. We maintain significant inventories to meet rapid delivery requirements of our customers and to enable us to obtain favorable pricing, delivery and service terms with our suppliers. At December 31, 2007 and 2006, inventories constituted approximately 42% and 39% of our total assets, respectively. We closely monitor operating expenses and inventory levels during seasonally affected periods and, to the extent possible, manage variable operating costs to minimize seasonal effects on our profitability.

Credit

Huttig’s corporate management establishes an overall credit policy for sales to customers and then delegates responsibility for most credit decisions to credit personnel located within our two regions. Our credit policies, together with careful monitoring of customer balances, have resulted in average bad debt expense of less than 0.1% of net sales during each of the last three years. Approximately 98% of our sales in 2007 were to customers to whom we had provided credit for those sales.

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

We have been identified as a potentially responsible party in connection with the cleanup of contamination at a formerly owned property in Montana and a currently owned property in Oregon. See Part I, Item 3 — “Legal Proceedings.”

In addition, some of our current and former distribution centers are located in areas of current or former industrial activity where environmental contamination may have occurred, and for which we, among others, could be held responsible. We currently believe that there are no material environmental liabilities at any of our distribution center locations.

Employees

As of December 31, 2007, we employed approximately 1,600 persons, of which approximately 15% were represented by unions. We have not experienced any significant strikes or other work interruptions in recent years and have maintained generally favorable relations with our employees.

Available Information

Huttig files with the U.S. Securities and Exchange Commission quarterly and annual reports on Forms 10-Q and 10-K, respectively, current reports on Form 8-K and proxy statements pursuant to the Securities Exchange Act of 1934, in addition to other information as required. The public may read and copy our SEC filings at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549 and may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We file this information with the SEC electronically, and the SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

Our website address is http://www.huttig.com. We make available, free of charge at the “Investor Relations” section of our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the 1934 Act. This information is available on our website as soon as reasonably practicable after we electronically file it with, or furnish it to, the SEC. Reports of beneficial ownership filed pursuant to Section 16(a) of the 1934 Act are also available on our website. The information on our website is not part of this annual report on Form 10-K.

ITEM 1A —	RISK FACTORS

In addition to the other information contained in this Form 10-K, the following risk factors should be considered carefully in evaluating the Company’s business. The Company’s business, financial condition or results of operations could be materially adversely affected by any of these risks. Please note that additional risks not presently known to the Company or that the Company currently deems immaterial may also impair its business and operations.

Our sales and profitability depend significantly on new residential construction and home improvement activity in markets in which we compete.

Our sales depend heavily on the strength of national and local new residential construction and home improvement and remodeling markets. The strength of these markets depends on new housing starts and residential renovation projects, which are a function of many factors beyond our control. Some of these factors include inventory levels of new and existing homes for sale, employment levels, job and household formation, interest rates, housing prices, tax policy, availability of mortgage financing, prices of commodity wood and steel products, immigration patterns, regional demographics and consumer confidence. During the past two years, our results of operations have been adversely affected by the severe downturn in new housing activity in the United States which is expected to continue during 2008. A prolonged continuation of the current downturn and any future downturns in the markets that we serve or in the economy generally could also have a material adverse effect on our operating results and financial condition, including but not limited to the valuation of our goodwill and deferred tax assets. Reduced levels of construction activity may result in intense price competition among building materials suppliers, which may adversely affect our gross margins.

The industry in which we compete is highly cyclical, and any downturn resulting in lower demand or increased supply could have a materially adverse impact on our financial results.

The building products distribution industry is subject to cyclical market pressures caused by a number of factors that are out of our control, such as general economic and political conditions, inventory levels of new and existing homes for sale, levels of new construction, home improvement and remodeling activity, interest rates and population growth. To the extent that cyclical market factors adversely impact overall demand for building products or the prices that we can charge for our products, our net sales and margins would likely decline in the same time frame as the cyclical downturn occurs. Because much of our overhead and expense is relatively fixed in nature, a decrease in sales and margin generally has a significant adverse impact on our results of operations. For example, during the past two years, our results of operations have been adversely affected by the severe downturn in new housing activity in the United States. Also, to the extent our customers experience downturns in business, our ability to collect our receivables could be adversely affected. Finally, the unpredictable nature of the cyclical market factors that impact our industry make it difficult to forecast our operating results.

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

The termination of key supplier relationships or disruptions in the supply of products may have an immediate adverse effect on our financial condition and results of operations.

We distribute building materials that we purchase from a number of major suppliers. As is customary in our industry, many of our relationships with these suppliers are terminable without cause on short notice. Although we believe that relationships with our existing suppliers are strong and that in most cases we would have access to similar products from competing suppliers, the termination of key supplier relationships or any other disruption in our sources of supply, particularly of our most commonly sold items, could have a material adverse effect on our financial condition and results of operations. Supply shortages resulting from unanticipated demand or production difficulties could occur from time to time and could have a material adverse effect on our financial condition and results of operations.

If we are unable to meet the financial covenant under our credit facility, the lenders could elect to accelerate the repayment of the outstanding balance and, in that event, we would be forced to seek alternative sources of financing.

We are party to a five-year $160.0 million asset based senior secured revolving credit facility which contains a minimum fixed charge coverage ratio that is tested when our excess borrowing availability, as defined, is less than $25.0 million. This agreement matures in October 2011.

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

The borrowings under our credit agreement are collateralized by substantially all of the Company’s assets and are subject to certain operating limitations commonly applicable to a loan of this type, which, among other things, place limitations on indebtedness, liens, investments, mergers and acquisitions, dispositions of assets, cash dividends, stock repurchases and transactions with affiliates. A minimum fixed charge coverage ratio must be tested on a pro forma basis prior to consummation of certain significant business transactions outside the Company’s ordinary course of business and prior to increasing the size of the facility. These restrictions may limit management’s ability to operate our business in accordance with management’s discretion, which could limit our ability to pursue certain strategic objectives.

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

We are subject to federal, state and local environmental protection laws and regulations and may have to incur significant costs to comply with these laws and regulations in the future. We have been identified as a potentially responsible party in connection with the cleanup of contamination at a formerly owned property in Montana, where we are voluntarily remediating the property under the oversight of the Montana Department of Environmental Quality (DEQ). Until the Montana DEQ selects and orders us to implement a final remedy, we can give no assurance as to the scope or cost to us of any final remediation order. We have been identified as a potentially responsible party in connection with the cleanup of possible contamination at a currently owned property in Oregon. We are voluntarily remediating this property under the oversight of the Oregon Department of Environmental Quality. Until the Oregon DEQ selects a final remedy, we can give no assurance as to the scope or cost to us of any final remediation order. In addition, some of our current and former distribution centers are located in areas of current or former industrial activity where environmental contamination may have occurred, and for which we, among others, could be held responsible. As a result, we may incur material environmental liabilities in the future with respect to our current or former distribution center locations.

We face the risks that product liability claims and other legal proceedings relating to the products we distribute may adversely affect our business and results of operations.

As is the case with other companies in our industry, we face the risk of product liability and other claims of the type that are typical to our industry, such as asbestos and mold-related claims, in the event that the use of products that we have distributed causes personal injury or other damages. Product liability or other claims in the future, regardless of their ultimate outcome and whether or not covered under our insurance policies or indemnified by our suppliers, could result in costly litigation and have a material adverse effect on our business and results of operations.

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

Approximately 15% of our employees are represented by labor unions as of December 31, 2007. As of December 31, 2007, we had 13 collective bargaining agreements. We may become subject to significant wage increases or additional work rules imposed by future agreements with labor unions representing our employees. Any such cost increases or new work rule implementation could increase our production costs and our selling, general, and administrative expenses to a material extent. In addition, although we have not experienced any strikes or other significant work interruptions in recent years and have maintained generally favorable relations with our employees, no assurance can be given that there will not be any work stoppages or other labor disturbances in the future, which could adversely impact our financial results.

Our retained accident risk is based on estimates, which may not be accurate and adjustments to these estimates may have a material adverse affect on our results of operations in any period in which such adjustment occurs.

We retain a portion of the accident risk under vehicle liability, workers’ compensation and other insurance programs. Loss accruals are based on our best estimate of the cost of resolution of these matters and are adjusted periodically as circumstances change. Due to limitations inherent in the estimation process, our estimates may change. Changes in the estimates of these accruals are charged or credited to earnings in the period determined and may have a material adverse affect on our results of operations in any such period.

Federal and state transportation regulations, as well as increases in the cost of fuel, could impose substantial costs on us, which could adversely affect our results of operations.

As of December 31, 2007, we have a fleet of approximately 240 tractors, 40 trucks and 390 trailers to service customers throughout the United States. The U.S. Department of Transportation, or DOT, regulates our operations, and we are subject to safety requirements prescribed by the DOT. Vehicle dimensions and driver hours of service also are subject to both federal and state regulation. More restrictive limitations on vehicle weight and size, trailer length and configuration or driver hours of service would increase our costs.

In addition, distributors are inherently dependent upon energy to operate and, therefore, are impacted by changes in diesel fuel prices. The cost of fuel, which has been at a historically high level over the last two years, is largely unpredictable and has a significant impact on the Company’s results of operations. Fuel availability, as well as pricing, is also impacted by political and economic factors. It is difficult to predict the future availability of fuel due to the following, among other, factors: dependency on foreign imports of crude oil and the potential for hostilities or other conflicts in oil producing areas; limited refining capacity; and the possibility of changes in governmental policies on fuel production, transportation and marketing. Significant disruptions in the supply of fuel could have a negative impact on the Company’s operations and results of operations.

ITEM 1B —	UNRESOLVED STAFF COMMENTS

None.

ITEM 2 —	PROPERTIES

Our corporate headquarters is located in leased facilities at 555 Maryville University Drive, Suite 400, St. Louis, Missouri 63141. We lease approximately half of our distribution centers and own the balance. Warehouse space at distribution centers aggregated to approximately 3.8 million square feet as of December 31, 2007. Distribution centers range in size from 21,100 square feet to 260,000 square feet. The types of facilities at these centers vary by location, from traditional wholesale distribution warehouses to facilities with broad product offerings and capabilities for a wide range of value added services such as pre-hung door operations. We believe that our locations are well maintained and adequate for their purposes.

ITEM 3 —	LEGAL PROCEEDINGS

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

Environmental Matters

In 1995, Huttig was identified as a potentially responsible party in connection with the clean up of contamination at a formerly owned property in Montana that was used for the manufacture of wood windows. We are voluntarily remediating this property under the oversight of and in cooperation with the Montana Department of Environmental Quality (Montana DEQ) and are complying with a 1995 unilateral administrative order of the Montana DEQ to complete a remedial investigation and feasibility study. The remedial investigation was completed and approved in 1998 by the Montana DEQ, which has issued its final risk assessment of this property. In March 2003, the Montana DEQ approved Huttig’s work plan for conducting a feasibility study to evaluate alternatives for cleanup. In July 2004, we submitted the feasibility study report, which evaluated several potential remedies, including continuation and enhancement of remedial measures already in place and operating. We also submitted plans for testing a newer technology that could effectively remediate the site. The Montana DEQ approved these plans and a pilot test of the remediation technology was completed in July 2007. The Montana DEQ is in the process of reviewing the results of the pilot test. After evaluating the results of the pilot test, the Montana DEQ will comment on the feasibility study report and its recommended remedy, and then will select a final remedy, publish a record of decision and negotiate with Huttig for an administrative order of consent on the implementation of the final remedy. We spent less than $0.2 million on remediation costs at this site in each of the years ended December 31, 2007 and 2006. The annual level of future remediation expenditures is difficult to estimate because of the uncertainty relating to the final remedy to be selected by the Montana DEQ. As of December 31, 2007, we have accrued $0.6 million for future costs of remediating this site, which management believes represents a reasonable estimate, based on current facts and circumstances, of the currently expected costs of continued remediation. Until the Montana DEQ selects a final remedy, however, management cannot estimate the top of the range of loss or cost to Huttig of the final remediation order.

In June 2004, as part of the due diligence conducted by a party interested in acquiring the American Pine Products facility, a previously unknown release of petroleum hydrocarbons and pentachlorophenol, or PCP, was discovered in soil and groundwater at the facility. Based on the initial investigation, we believe that the source of the contamination was a former wood-dipping operation on the property that was discontinued approximately 20 years ago, prior to our acquiring the facility. We voluntarily reported this discovery to the Oregon Department of Environmental Quality (Oregon DEQ) and agreed to participate in the Oregon DEQ’s voluntary cleanup program. Pursuant to this program, we have begun to remediate the property by product recovery under the oversight of the Oregon DEQ. We completed our investigation of the nature and extent of contamination and submitted a final remedial investigation report to the Oregon DEQ in November 2007. The remedial investigation report was approved by the Oregon DEQ in December 2007. We are currently preparing a feasibility study report that will evaluate the possible remedies for the site, and expect to submit it to the Oregon DEQ in the first quarter of 2008. We have also placed previous owners of the facility on notice of the related claim against them and continue to review whether we can recover our costs from other possible responsible parties. We spent less than $0.2 million on remediation costs at this site in each of the years ended December 31, 2007 and 2006. As of December 31, 2007, we have accrued approximately $0.2 million for future costs of remediating this site, which management believes represents a reasonable estimate, based on current facts and circumstances, of the currently expected costs of continued remediation. Until the Oregon DEQ selects a final remedy, however, management cannot estimate the top of the range of loss or cost to Huttig of the final remediation order.

In addition, some of our current and former distribution centers are located in areas of current or former industrial activity where environmental contamination may have occurred, and for which we, among others, could be held responsible. We currently believe that there are no material environmental liabilities at any of our distribution center locations.

ITEM 4 —	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our shareholders during the fourth quarter of 2007.

PART II

ITEM 5 —	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange and trades under the symbol “HBP.”

At February 22, 2008, there were approximately 2,334 holders of record of our common stock. The following table sets forth the range of high and low sale prices of the common stock on the New York Stock Exchange Composite Tape during each quarter of the years ended December 31, 2007 and 2006:

	2007		2006
	High	Low	High	Low

First Quarter	6.87	5.26	9.31	7.93
Second Quarter	8.77	6.05	9.53	5.96
Third Quarter	7.66	4.81	8.19	4.78
Fourth Quarter	5.69	3.30	6.30	4.73

We have never declared, nor do we anticipate at this time declaring or paying, any cash dividends on our common stock in the foreseeable future in order to make cash generated available for use in operations, debt reduction, stock repurchases and, if any, acquisitions. Provisions of our credit facility contain various covenants, which, among other things, limit our ability to incur indebtedness, incur liens, make certain types of acquisitions, declare or pay dividends, repurchase stock or sell assets. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

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

The following table compares total shareholder returns for the Company over the last five years to the Standard and Poor’s 500 Stock Index and that of a peer group made up of other building material and industrial products distributors assuming a $100 investment made on December 31, 2002. Each of the three measures of cumulative total return assumes reinvestment of dividends. The stock performance shown on the graph below is not necessarily indicative of future price performance.

	12/02	12/03	12/04	12/05	12/06	12/07
Huttig Building Products	$100.00	105.26	366.67	294.74	185.61	140.00
S&P 500	$100.00	128.68	142.69	149.69	173.34	182.86
Peer Group Index(1)	$100.00	144.55	223.01	341.64	277.75	188.66

(1)	The peer group includes the following companies: QEP Co., Watsco Inc., Building Materials Holding Corporation and Universal Forest Products, Inc.

ITEM 6 —	SELECTED CONSOLIDATED FINANCIAL DATA

The following table summarizes certain selected financial data of continuing operations of Huttig for each of the five years in the period ended December 31, 2007. The information contained in the following table may not necessarily be indicative of our past or future performance. Such historical data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto included elsewhere in this report.

	Year Ended December 31,
	2007	2006	2005(3)	2004	2003
	(In millions, except per share data)

Income Statement Data(1):
Net sales	$874.8	$1,102.7	$1,097.2	$938.4	$790.5
Cost of sales	709.8	896.9	884.7	756.4	639.5
Gross margin	165.0	205.8	212.5	182.0	151.0
Operating expenses	174.9	209.9	182.9	157.7	144.1
Gain on disposal of capital assets	(2.4)	—	(2.5)	(4.6)	(1.1)
Operating profit (loss)	(7.5)	(4.1)	32.1	28.9	8.0
Interest expense, net	4.2	5.3	4.6	4.6	6.5
Income (loss) from continuing operations before income taxes	(11.7)	(10.0)	27.5	23.8	2.2
Provision (benefit) for income taxes	(3.7)	(2.3)	10.4	8.2	0.8
Net income (loss) from continuing operations	(8.0)	(7.7)	17.1	15.6	1.4
Per share:
Net income (loss) from continuing operations (basic)	(0.39)	(0.38)	0.85	0.80	0.07
Net income (loss) from continuing operations (diluted)	(0.39)	(0.38)	0.84	0.78	0.07
Balance Sheet Data (at end of year):
Total assets	212.7	250.6	271.3	218.8	228.6
Debt — bank, capital leases and other obligations(2)	26.6	45.7	33.2	37.5	67.8
Total shareholders’ equity	104.3	109.7	114.9	91.0	72.2

(1)	Amounts exclude operations classified as discontinued.

(2)	Debt includes both current and long-term portions of bank debt, capital leases and other obligations. See Note 5 to our consolidated financial statements.

(3)	Texas Wholesale Buildings Materials, Ltd. was acquired on January 11, 2005.

ITEM 7 —	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Huttig is a distributor of building materials used principally in new residential construction and in home improvement, remodeling and repair work. We distribute our products through 36 distribution centers serving 44 states and sell primarily to building materials dealers, national buying groups, home centers and industrial users, including makers of manufactured homes.

Industry Conditions

Various factors historically have caused our results of operations to fluctuate from period to period. These factors include levels of construction, home improvement and remodeling activity, weather, prices of commodity wood and steel products, interest rates, competitive pressures, availability of credit and other local, regional and economic conditions. Many of these factors are cyclical or seasonal in nature. During the past two years, our results of operations have been adversely affected by the severe downturn in new housing activity in the United States. We expect the severe downturn in new housing activity to continue to adversely affect our operating results throughout 2008. We anticipate that further fluctuations in operating results from period to period will continue in the future. Our first quarter and fourth quarter are generally adversely affected by winter weather patterns in the Midwest and Northeast, which typically result in seasonal decreases in levels of construction activity in these areas. Because much of our overhead and expenses remain relatively fixed throughout the year, our operating profits tend to be lower during the first and fourth quarters.

We believe we have the product offerings, warehouse and builder support facilities, personnel, systems infrastructure and financial and competitive resources necessary for continued business success. Our future revenues, costs and profitability, however, are all likely to be influenced by a number of risks and uncertainties, including those in Item 1A — RISK FACTORS.

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles, which require management to make estimates and assumptions. Management bases these estimates and assumptions on historical results and known trends as well as management forecasts. Actual results could differ from these estimates and assumptions.

Accounts Receivable — Trade accounts receivable consist of amounts owed for orders shipped to customers and are stated net of an allowance for doubtful accounts. Huttig’s corporate management establishes an overall credit policy for sales to customers and delegates responsibility for most credit decisions to credit personnel located within Huttig’s two regions. The allowance for doubtful accounts is determined based on a number of factors including when customer accounts exceed 90 days past due or sooner depending on the credit strength of the customer. Our credit policies, together with monitoring of customer balances, have resulted in average bad debt expense of less than 0.1% of net sales during each of the last three years. Due to the current downturn in new housing activity, we expect that our bad debt expense could increase as our customers experience greater financial difficulties.

Inventory — Inventories are valued at the lower of cost or market. We review inventories on hand and record a provision for slow-moving and obsolete inventory based on historical and expected sales.

Valuation of Goodwill and Other Long-Lived Assets — We test the carrying value of our goodwill at each operating unit for impairment on an annual basis and between annual tests in certain circumstances. The carrying value of goodwill is considered impaired when an operating unit’s fair market value is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of goodwill. We test the carrying value of other long-lived assets, including intangible and other tangible assets, for impairment when events and circumstances warrant such review. The carrying value of long-lived assets is considered impaired when the anticipated undiscounted cash flows from such assets are less than the carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved.

Contingencies — We accrue expenses when it is probable that an asset has been impaired or a liability has been incurred and we can reasonably estimate the expense. Contingencies for which we have made accruals include environmental, product liability and other legal matters. It is possible that future results of operations for any particular quarter or annual period and our financial condition could be materially affected by changes in assumptions or other circumstances related to these matters. We accrue an estimate of the cost of resolution of these matters and make adjustments to the amounts accrued as circumstances change.

Insurance — We carry insurance policies on insurable risks with coverages and other terms that we believe are appropriate. We generally have self-insured retention limits and have obtained fully insured layers of coverage above such self-insured retention limits. Accruals for self-insurance losses are made based on our claims experience. We accrue for liabilities for existing and unreported claims when it is probable that future costs will be incurred and when we can estimate those costs.

Supplier Rebates — We enter into agreements with certain vendors providing for inventory purchase rebates upon achievement of specified volume purchasing levels. We record vendor rebates as a reduction of the cost of inventory purchased.

Income Taxes— We operate within multiple taxing jurisdictions and are subject to audit in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve. We regularly review our potential tax liabilities for tax years subject to audit. Changes in our tax liability occurred in 2007 and may occur in the future as our assessment changes based on the progress of tax examinations in various jurisdictions and/or changes in tax regulations. In management’s opinion, adequate provisions for income taxes have been made for all years presented.

Deferred tax assets and liabilities are recognized for the future tax benefits or liabilities attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates would be recognized in income in the period that includes the enactment date. We regularly review our deferred tax assets for recoverability and establish a valuation allowance when we believe that such assets may not be recovered, taking into consideration historical operating results, expectations of future earnings, changes in operations, the expected timing of the reversal of existing temporary differences and available tax planning strategies.

Share-Based Compensation — We have share-based compensation plans under which employees and directors may be granted awards. Prior to January 1, 2006, we accounted for stock-based compensation utilizing the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees” and related Interpretations. Generally, no compensation expense was recognized for fixed option plans because the exercise prices of employee stock options equaled the market prices of the underlying stock on the dates of grant. However, prior to adoption of Statement of Financial Accounting Standards No. 123 (revised) “Share-Based Payment” (SFAS 123R), share-based compensation had been included in pro forma disclosures in the financial statement footnotes for periods prior to 2006.

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

SFAS 123R also requires stock option award forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. If actual forfeitures vary from our estimates, we will recognize the difference in compensation expense in the period the actual forfeitures occur or when options vest.

Results of Operations

Fiscal 2007 Compared to Fiscal 2006

Continuing Operations

Net sales from continuing operations were $874.8 million in 2007, which were $227.9 million, or approximately 21%, lower than 2006. This decrease was attributable to a significant decline in new housing activity as new housing starts in the United States decreased 25% to approximately 1.35 million in 2007 from 1.80 million in 2006, including 1.05 million single-family residences in 2007 versus 1.47 million in 2006, based on data from the U.S. Census Bureau. We anticipate decreased housing starts in 2008 versus 2007 based on the current level of housing activity and industry forecasts for 2008.

By product category, sales decreased in all major product categories in 2007 from 2006. Millwork sales decreased 26% in 2007 to $436.9 million. Building product sales decreased 9% in 2007 to $321.7 million. Wood products decreased 27% to $116.2 million in 2007 with a 25% decrease in sales of engineered wood products and a 28% decrease in sales of other wood products. Sales of building products decreased less than the overall market due to new product initiatives in the building products category that we implemented over the past several years, including initiatives with respect to composite decking and railing, fasteners, connectors and housewrap.

Gross margin decreased approximately 20% to $165.0 million or 18.9% of sales in 2007 as compared to $205.8 million or 18.7% of sales in 2006. The 2007 results include a $1.5 million impact, or 0.1% of sales, from charges related to the impairment of inventory from liquidating inventory at our closed branches. The 2006 results include a $5.4 million impact, or 0.5% of sales, from charges related to the impairment of inventory associated with the exit of a wood decking product line and the conversion of six branches to a new exterior door vendor and from liquidating inventory at our closed branches. Excluding the 2007 and 2006 impairment charges, gross margin percentage decreased to 19.0% in 2007 from 19.2% in 2006. The 2007 gross margin percentage was adversely impacted by the lower mix of millwork sales and lower vendor rebates earned as compared to 2006, which was partially offset by a greater mix of higher margin products sold out of warehouse.

Operating expenses decreased $35.0 million to $174.9 million or 20.0% of sales in 2007, compared to $209.9 million or 19.0% of sales in 2006. Operating expenses for 2007 include $4.2 million of expenses, primarily severance and lease termination, associated with the shut down, consolidation or sale of six branches during 2007, severance costs associated with other workforce reductions and consolidation of leased space at headquarters. Operating expenses for 2007 also include $0.4 million related to goodwill impairment associated with continuing branch operations. Operating expenses for 2006 include $10.7 million of expenses related to the decision to discontinue the implementation of, and write-off capitalized costs associated with, a new enterprise resource planning system, $1.9 million of expenses, primarily severance and lease termination, associated with the shut down and consolidation of five branches during the third and fourth quarters of 2006 and $0.9 million related to severance costs associated with other workforce reductions. Operating expenses in 2007 also reflected decreased wage and benefit costs from lower headcount, lower incentive compensation and lower building and equipment rent associated with reduced infrastructure levels. In the 2008 first quarter, the Company expects to incur an additional $0.5 million in charges related to the cost reduction actions initiated in the 2007 fourth quarter.

The results for the year ended December 31, 2007 included a gain on disposal of capital assets of $2.4 million primarily as a result of the sale of three previously closed facilities.

Net interest expense was $4.2 million in 2007 compared to $5.3 in 2006 primarily due to lower average debt outstanding and lower LIBOR-based borrowing rates in 2007 versus 2006. In addition, in 2006, we refinanced our previous credit agreement and recorded a non-cash charge of $1.1 million to write off the remaining unamortized loan fees related to this credit agreement and a $0.5 million gain on termination of a related interest rate swap in place on the prior credit facility.

Income taxes as a percentage of pre-tax loss for the years ended December 31, 2007 and 2006 were approximately 32% and 23%, respectively. In 2006, the benefit for certain state tax net operating loss carry forwards increased by $1.3 million, but was offset by a $2.7 million increase in the related valuation allowance, resulting in a $1.4 million net reduction to the overall 2006 income tax benefit.

As a result of the foregoing factors, we incurred a loss from continuing operations of $8.0 million in 2007 as compared to a loss from continuing operations of $7.7 million in 2006.

Discontinued Operations

Discontinued operating results in 2007 included $0.2 million in charges, net of tax.

Fiscal 2006 Compared to Fiscal 2005

Net sales from continuing operations were $1,102.7 million in 2006, which were $5.5 million higher than 2005. Our net sales increased 9% in the first half of 2006 over 2005, which increase was mostly offset by a 7% decline in the second half of 2006 over 2005 when the housing market began to decline. New housing starts in the United States decreased to approximately 1.8 million in 2006 from 2.1 million in 2005, including 1.47 million single-family residences in 2006 versus 1.72 million in 2005, based on data from the U.S. Census Bureau.

By product category, sales increased in millwork and building products, compared to 2005 and declined in wood products. Millwork sales increased 1% in 2006 to $591.6 million led by interior doors and columns, which increases were partially offset by a decrease in window sales. Building product sales increased 7% in 2006 to $351.9 million led by decking, connectors, fasteners and roofing. Wood products decreased 14% to $159.2 million in 2006 with an 11% increase in sales of engineered wood products partially offsetting a 22% decrease in sales of other wood products.

Gross margin decreased approximately 3% to $205.8 million or 18.7% of sales in 2006 as compared to $212.5 million or 19.4% of sales in 2005. The 2006 results include a $5.4 million, or 0.5% of sales, impact from charges related to the impairment of inventory associated with the exit of a wood decking product line and the conversion of six branches to a new exterior door vendor and from liquidating inventory at our closed branches. These items decreased gross margin percentage by approximately one-half of a percentage point in 2006. In addition, the 2006 gross margin percentage was negatively impacted from lower gross margins on exterior and interior doors and building products and higher customer rebates as compared to 2005.

Operating expenses increased $27.0 million to $209.9 million or 19.0% of sales in 2006, compared to $182.9 million or 16.7% of sales in 2005. Operating expenses for 2006 include $10.7 million of expenses related to the decision to discontinue the implementation of, and write-off capitalized costs associated with, a new enterprise resource planning system, $1.9 million of expenses, primarily severance and lease termination, associated with the shut down and consolidation of five branches during the third and fourth quarters of 2006, and $0.9 million related to severance cost associated with other workforce reductions in addition to the reductions in force associated with the branch closures and consolidation. Operating expenses in 2006 also reflected increased wage and benefit costs, fuel costs and building and equipment rent partially offset by lower incentive compensation costs. With the adoption of SFAS No. 123R, we recorded total stock-based compensation expense of $1.8 million in 2006 compared to $0.6 million in 2005.

The results for the year ended December 31, 2005 included a gain on the sale of a facility of $2.5 million.

Net interest expense was $5.3 million in 2006 compared to $4.6 in 2005 primarily due to higher LIBOR-based borrowing rates in 2006 versus 2005. In addition, in 2006, we refinanced our previous credit agreement and recorded a non-cash charge of $1.1 million to write off the remaining unamortized loan fees related to this credit agreement and a $0.5 million gain on termination of a related interest rate swap in place on the prior credit facility.

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

Liquidity and Capital Resources

We depend on cash flow from operations and funds available under our revolving credit facility to finance seasonal working capital needs, capital expenditures and any acquisitions that we may undertake. Our working capital requirements are generally greatest in the second and third quarters, which reflect the seasonal nature of our business. The second and third quarters are also typically our strongest operating quarters, largely due to more favorable weather throughout many of our markets compared to the first and fourth quarters. We typically generate cash from working capital reductions in the fourth quarter of the year and build working capital during the first quarter in preparation for our second and third quarters. We also maintain significant inventories to meet rapid delivery requirements of our customers and to enable us to obtain favorable pricing, delivery, and service terms with our suppliers. At December 31, 2007 and 2006, inventories constituted approximately 42% and 39% of our total assets, respectively. We also closely monitor operating expenses and inventory levels during seasonally affected periods and, to the extent possible, manage variable operating costs to minimize seasonal effects on our profitability.

Operations.  Cash provided from operating activities from continuing operations increased by $12.5 million to $13.8 million for the year ended December 31, 2007, from $1.3 million in 2006. Accounts receivable decreased by $18.0 million during 2007 compared to a decrease of $15.8 million a year ago. Days sales outstanding improved by 0.8 days to 28.5 days at December 31, 2007 from 29.3 days at December 31, 2006 based on annualized fourth quarter sales for the respective periods. Inventory decreased during 2007 by $8.6 million compared to a decrease of $2.4 million in 2006. Our inventory turns decreased to 6.2 turns in 2007 from 6.7 turns in 2006. Accounts payable decreased by $12.0 million during 2007 compared to a $26.4 million decrease in the year ago period.

Investing.  In 2007, net cash provided by investing activities was $1.0 million, as compared to $8.0 million of net cash used in investing activities in 2006. The Company received proceeds of $4.0 million, primarily as a result of our sales of the Spokane, WA, Grand Rapids, MI and Green Bay, WI facilities in 2007. In 2007, the Company invested $3.0 million in software and in machinery and equipment at multiple locations. Cash used in investing activities of $8.0 million for 2006 reflects $4.5 million related to the new enterprise resource planning system, that was subsequently written-off, and the balance relates primarily to machinery and equipment at multiple branch locations, net of proceeds from the sale of various other equipment.

Financing.  Cash used in financing activities of $19.1 million in 2007 reflects net debt repayments of $17.0 million on our revolving line of credit facility and payments of $3.2 for our capital lease and other debt obligations, which are partially offset by $1.1 million received from the exercise of stock options. Cash provided by financing activities of $11.4 million in 2006 reflects net borrowings of $16.0 million on our revolving line of credit and term facilities and $1.1 million from the exercise of stock options, which were partially offset by payments of $5.3 million for our capital lease and other obligations and debt issuance costs of $0.4 million.

At December 31, 2007, under our credit facility we had revolving credit borrowings of $24.8 million outstanding at a weighted average interest rate of 6.53%, letters of credit outstanding totaling $5.2 million, primarily for health and workers’ compensation insurance, and $63.0 million of additional borrowing capacity. In addition, we had $1.8 million of other obligations outstanding at December 31, 2007.

The borrowings under our credit facility are collateralized by substantially all of the Company’s assets and are subject to certain operating limitations commonly applicable to a loan of this type, which, among other things, place limitations on indebtedness, liens, investments, mergers and acquisitions, dispositions of assets, cash dividends, stock repurchases and transactions with affiliates. The financial covenant in the new facility is limited to a fixed charge coverage ratio to be tested only when excess borrowing availability, as defined, is less than $25.0 million, on a pro forma basis prior to consummation of certain significant business transactions outside the Company’s ordinary course of business and prior to increasing the size of the facility.

We believe that cash generated from our operations and funds available under our credit facility will provide sufficient funds to meet our currently anticipated short-term and long-term liquidity and capital expenditure requirements.

Off-Balance Sheet Arrangements

In addition to funds available from operating cash flows and our bank credit facility as described above, we use operating leases as a principal off-balance sheet technique. Operating leases are employed as an alternative to purchasing certain property, plant and equipment. Future rental commitments, extending through the year 2020, under all non-cancelable operating leases in effect at December 31, 2007 total $84.5 million.

Divestitures

During 2005, we sold our remaining Builder Resource one-step branches and certain assets, including accounts receivable, inventory, equipment, and real property for $10.8 million in cash and reported an after-tax gain of $1.3 million. The after-tax gain is included in net income from discontinued operations for the year ended December 31, 2005. We used the proceeds of the sale to pay down debt and trade payables. We reported these branches as discontinued operations and related assets were classified as “held for sale” effective December 31, 2004.

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

Commitments and Contingencies

The table below summarizes our contractual obligations as of December 31, 2007 (in millions):

		Payments Due by Period
			2009-	2011-	Beyond
	Total	2008	2010	2012	2012

Long-term debt, including current portion(1)	$26.6	$1.2	$0.4	$24.9	$0.1
Operating lease obligations	84.5	16.8	28.4	20.5	18.8
Guaranteed payments(2)	1.5	0.4	0.8	0.3	—
Purchase obligations(3)	—	—	—	—	—

Total	$112.6	$18.4	$29.6	$45.7	$18.9

(1)	Amounts represent the expected cash payments of our long-term debt and do not include any fair value adjustments. The estimated fair value of our long-term debt approximates book value because interest rates on nearly all of the outstanding borrowings are reset every 30 to 90 days.

(2)	Amounts represent guaranteed payments related to the acquisition of Texas Wholesale Building Materials, Ltd. on January 11, 2005.

(3)	On August 2, 2004, we sold to Woodgrain Millwork, Inc. substantially all of the assets, but excluding the land, buildings, and building improvements, of American Pine Products, a mouldings manufacturing facility in Prineville, Oregon. We also entered into a non-exclusive supply agreement with Woodgrain under which we have agreed to purchase mouldings, doors, windows, door frames and other millwork products from Woodgrain for a period of five years at market prices. In 2008 and 2009, the supply agreement requires that we purchase a certain minimum unit volume of mouldings and door frames from Woodgrain and that Woodgrain sell such products at competitive market prices. The minimum volume requirements represent less than half of our current overall requirements for such products.

Recent Accounting Developments

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the effect that the adoption of SFAS 157 will have on our consolidated results of operations and financial condition and are not yet in a position to determine such effects.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument-by-instrument basis, is typically irrevocable once elected. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the effect that the adoption of SFAS 159 will have on our consolidated results of operations and financial condition and are not yet in a position to determine such effects.

Cautionary Statement Relevant to Forward-looking Information for the Purpose of “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

This Annual Report on Form 10-K and our annual report to shareholders contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements regarding:

•	our belief that cash generated from operations and funds available under our credit facility will be sufficient to meet our future liquidity and capital expenditure needs;

•	our belief that we have the product offerings, warehouse and builder support facilities, personnel, systems infrastructure and financial and competitive resources necessary for continued business success;

•	our expectation that housing starts will decrease in 2008 from 2007;

•	our expectation that the severe downturn in new housing activity will continue to adversely affect our operating results during 2008;

•	our expectation that the bad debt expense could increase as our customers experience greater financial difficulties as a result of the current downturn in new housing activity;

•	our expectation that the disposition of the various claims and litigation in which we are involved will not have a material effect on our business or financial condition;

•	our belief that there are no material environmental liabilities at any of our current or former distribution center locations;

•	the future impact of competition and our ability to maintain favorable terms with our suppliers and transition to alternative suppliers of building products, and the effects of slower economic activity on our results of operations;

•	our expectation that the fluctuations in wood and steel commodity prices between the time we buy the products and the time we resell them will occur in the future;

•	our expectations regarding the additional charges we will incur in the 2008 first quarter related to cost reduction actions initiated in the 2007 fourth quarter;

•	our liquidity and exposure to market risk;

•	our anticipation that we will not pay dividends in the future;

•	our estimate of future amortization expense for intangible assets;

•	our expectation that there will not be any significant increases or decreases to our unrecognized tax benefits within the 12 months of the financial statement reporting date; and

•	cyclical and seasonal trends.

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

ITEM 7A —	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have exposure to market risk as it relates to effects of changes in interest rates. We had debt outstanding at December 31, 2007 under our credit facility of $24.8 million.

All of our debt under our revolving credit facility accrues interest at a floating rate basis. If market interest rates for LIBOR had been different by an average of 1% for the year ended December 31, 2007, our interest expense and income before taxes would have changed by $0.5 million. These amounts are determined by considering the impact of the hypothetical interest rates on our borrowing cost. This analysis does not consider the effects of any change in the overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management may take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our financial structure.

We are subject to periodic fluctuations in the price of wood, steel commodities, petrochemical-based products and fuel. Profitability is influenced by these changes as prices change between the time we buy and sell the wood, steel, or petrochemical-based products. Profitability is influenced by changes in prices of fuel. In addition, to the extent changes in interest rates affect the housing and remodeling market, we would be affected by such changes.

ITEM 8 —	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Huttig Building Products, Inc.:

We have audited the accompanying consolidated balance sheets of Huttig Building Products, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007. We also have audited Huttig Building Products, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Huttig Building Products, Inc.’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Huttig Building Products, Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Huttig Building Products, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

St. Louis, Missouri
February 29, 2008

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2007	2006	2005
	(In millions, except share and per share data)

Net sales	$874.8	$1,102.7	$1,097.2
Cost of sales	709.8	896.9	884.7

Gross margin	165.0	205.8	212.5
Operating expenses	174.9	209.9	182.9
Gain on disposal of capital assets	(2.4)	—	(2.5)

Operating income (loss)	(7.5)	(4.1)	32.1
Interest expense, net	4.2	5.3	4.6
Write-off of unamortized loan fees	—	1.1	—
Gain on derivative	—	(0.5)	—

Income (loss) from continuing operations before income taxes	(11.7)	(10.0)	27.5
Provision (benefit) for income taxes	(3.7)	(2.3)	10.4

Income (loss) from continuing operations	(8.0)	(7.7)	17.1
Income (loss) from discontinued operations, net of taxes	(0.2)	—	1.3

Net Income (loss)	$(8.2)	$(7.7)	$18.4

Net income (loss) from continuing operations per share — basic	$(0.39)	$(0.38)	$0.85
Net income (loss) from discontinued operations per share — basic	(0.01)	—	0.07

Net income (loss) per share — basic	$(0.40)	$(0.38)	$0.92

Net income (loss) from continuing operations per share — diluted	$(0.39)	$(0.38)	$0.84
Net income (loss) from discontinued operations per share — diluted	(0.01)	—	0.06

Net income (loss) per share — diluted	$(0.40)	$(0.38)	$0.90

See notes to consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(In millions)

ASSETS
CURRENT ASSETS:
Cash and equivalents	$1.8	$6.1
Trade accounts receivable, net	56.1	74.1
Inventories, net	88.7	97.3
Other current assets	13.6	15.9

Total current assets	160.2	193.4

PROPERTY, PLANT AND EQUIPMENT
Land	5.6	6.0
Building and improvements	30.2	32.8
Machinery and equipment	30.0	31.9

Gross property, plant and equipment	65.8	70.7
Less accumulated depreciation	39.2	40.7

Property, plant and equipment, net	26.6	30.0

OTHER ASSETS:
Goodwill, net	18.3	19.1
Other	5.1	5.8
Deferred income taxes	2.5	2.3

Total other assets	25.9	27.2

TOTAL ASSETS	$212.7	$250.6

See notes to consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(In millions, except share and per share data)

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$1.2	$2.9
Trade accounts payable	50.1	62.1
Deferred income taxes	5.3	4.5
Accrued compensation	6.3	7.8
Other accrued liabilities	15.9	16.8

Total current liabilities	78.8	94.1

NON-CURRENT LIABILITIES:
Long-term debt, less current maturities	25.4	42.8
Other non-current liabilities	4.2	4.0

Total non-current liabilities	29.6	46.8

SHAREHOLDERS’ EQUITY
Preferred shares; $.01 par (5,000,000 shares authorized)	—	—
Common shares; $.01 par (50,000,000 shares authorized:
20,968,445 shares issued at December 31, 2007 and 20,896,145 shares issued at December 31, 2006)	0.2	0.2
Additional paid-in capital	36.1	35.5
Retained earnings	68.2	76.0
Less: Treasury shares, at cost (31,219 shares at December 31, 2007 and 371,837 shares at December 31, 2006)	(0.2)	(2.0)

Total shareholders’ equity	104.3	109.7

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$212.7	$250.6

See notes to consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Common Shares	Additional		Other	Treasury	Total
	Outstanding,	Paid-In	Retained	Comprehensive	Shares,	Shareholders’
	at Par Value	Capital	Earnings	Income (Loss)	at Cost	Equity
	(In millions))

Balance at January 1, 2005	$0.2	$33.4	$65.3	$(0.2)	$(7.7)	$91.0

Net income			18.4			18.4
Fair market value adjustment, net of tax				0.6		0.6

Comprehensive income						19.0

Restricted stock issued, net of forfeitures		(0.5)			0.5	—
Stock options exercised		1.0			3.3	4.3
Stock compensation		0.6				0.6

Balance at December 31, 2005	0.2	34.5	83.7	0.4	(3.9)	114.9

Net loss			(7.7)			(7.7)
Fair market value adjustment, net of tax				(0.4)		(0.4)

Comprehensive loss						(8.1)

Restricted stock issued, net of forfeitures		(0.8)			0.8	—
Stock options exercised		—			1.1	1.1
Stock compensation		1.8				1.8

Balance at December 31, 2006	0.2	35.5	76.0	—	(2.0)	109.7

Net loss			(8.2)			(8.2)

Comprehensive loss						(8.2)

Cummulative effect of adoption of FIN 48			0.4			0.4
Restricted stock issued, net of forfeitures		(1.1)			1.1	—
Stock options exercised		0.1			0.7	0.8
Stock compensation		1.6				1.6

Balance at December 31, 2007	$0.2	$36.1	$68.2	$—	$(0.2)	$104.3

See notes to consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
	(In millions)

Cash Flows From Operating Activities:
Net income (loss)	$(8.2)	$(7.7)	$18.4
Adjustments to reconcile net income (loss) to cash provided by operations:
Net loss from discontinued operations	0.2	—	(1.3)
Depreciation and amortization	4.8	6.2	6.0
Stock compensation	1.6	1.8	0.6
Impairment of long-lived assets	1.3	10.7	—
Gain on disposal of capital assets	(2.4)	—	(2.5)
Other adjustments	1.3	(0.3)	0.3
Changes in operating assets and liabilities:
Trade accounts receivable	18.0	15.8	(9.4)
Inventories	8.6	2.4	(17.2)
Trade accounts payable	(12.0)	(26.4)	24.6
Other	0.6	(1.2)	(3.7)

Net cash provided from operating activities from continuing operations	13.8	1.3	15.8
Net cash used in operating activities from discontinued operations	—	—	(1.0)

Total net cash provided from operating activities	13.8	1.3	14.8

Cash Flows From Investing Activities:
Capital expenditures	(3.0)	(8.2)	(6.5)
Acquisition of Texas operations	—	—	(15.0)
Proceeds from disposition of discontinued operations	—	—	10.8
Proceeds from disposition of capital assets	4.0	0.2	2.8

Total cash provided from (used in) investing activities	1.0	(8.0)	(7.9)

Cash Flows From Financing Activities:
Payments of debt on term and revolving credit agreements	(277.4)	(439.1)	(368.8)
Borrowings of debt on term and revolving credit agreements	260.4	455.1	359.8
Repayment of capital lease and other obligations	(3.2)	(5.3)	(1.4)
Debt issuance costs	—	(0.4)	—
Exercise of stock options	1.1	1.1	3.0

Total cash provided from (used in) financing activities	(19.1)	11.4	(7.4)

Net increase (decrease) in cash and equivalents	(4.3)	4.7	(0.5)
Cash and equivalents, beginning of period	6.1	1.4	1.9

Cash and equivalents, end of period	$1.8	$6.1	$1.4

Supplemental Disclosure of Cash Flow Information:
Interest paid	$4.3	$4.8	$4.2
Income taxes paid (refunded)	(4.4)	4.8	7.3
Cash received from exercise of stock options	0.6	0.8	3.0
Non-cash financing activities:
Assets acquired with debt obligations	1.1	1.8	8.4

See notes to consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007, 2006 and 2005

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES

Organization — Huttig Building Products, Inc. and subsidiaries (the “Company” or “Huttig”) is a distributor of building materials used principally in new residential construction and in home improvement, remodeling and repair work. Huttig’s products are distributed through 36 distribution centers serving 44 states and are sold primarily to building materials dealers, national buying groups, home centers and industrial users including makers of manufactured homes.

Principles of Consolidation — The consolidated financial statements include the accounts of Huttig Building Products, Inc. and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

Reclassifications — Certain prior year amounts have been reclassified to conform to the current year presentation.

Revenue Recognition — Revenues are recorded when title passes to the customer, which occurs upon delivery of product, less an allowance for returns, customer rebates, and discounts for early payments. Returned products for which the Company assumes responsibility are estimated based on historical returns and are accrued as a reduction of sales at the time of the original sale.

Use of Estimates — The preparation of the Company’s consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates.

Cash and Equivalents — The Company considers all highly liquid interest-earning investments with an original maturity of three months or less at the date of purchase to be cash equivalents. The carrying value of cash and equivalents approximates their fair value.

Accounts Receivable — Trade accounts receivable consist of amounts owed for orders shipped to customers and are stated net of an allowance for doubtful accounts. Huttig’s corporate management establishes an overall credit policy for sales to customers. The allowance for doubtful accounts is determined based on a number of factors including when customer accounts exceed 90 days past due along with the credit strength of the customer.

Inventory— Inventories are valued at the lower of cost or market. The Company’s entire inventory is comprised of finished goods. The Company reviews inventories on hand and records a provision for slow-moving and obsolete inventory. The provision for slow-moving and obsolete inventory is based on historical and expected sales. Approximately 85% and 84% of inventories were determined by using the LIFO (last-in, first-out) method of inventory valuation as of December 31, 2007 and December 31, 2006, respectfully. The balance of all other inventories is determined by the average cost method, which approximates costs on a FIFO (first-in, first-out) method. The replacement cost would be higher than the LIFO valuation by $8.9 million in 2007 and $9.7 million in 2006.

Supplier Rebates — The Company enters into agreements with certain vendors providing for inventory purchase rebates upon achievement of specified volume purchasing levels. The Company records vendor rebates as a reduction of the cost of inventory purchased.

Property, Plant and Equipment — Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets and is charged to operating expenses. Buildings and improvements lives range from 3 to 25 years. Machinery and equipment

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

lives range from 3 to 10 years. The Company recorded depreciation expense of $4.1 million, $5.2 million and $4.9 million in 2007, 2006 and 2005, respectively.

Goodwill and Other Intangible Assets  — Goodwill is reviewed for impairment annually, or more frequently if certain indicators arise. The Company also reassesses useful lives of previously recognized intangible assets. See Note 3, “Goodwill and Other Intangible Assets” for additional information.

Valuation of Long-Lived Assets — The Company periodically evaluates the carrying value of its long-lived assets, including intangible and other tangible assets, when events and circumstances warrant such a review. The carrying value of long-lived assets is considered impaired when the anticipated undiscounted cash flows from such assets are less than the carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved.

Shipping — Costs associated with shipping products to the Company’s customers are charged to operating expense. Shipping costs were approximately $40.2 million, $43.2 million and $37.6 million in 2007, 2006, and 2005, respectively.

Income Taxes— Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes using currently enacted tax rates. A valuation allowance is established to reduce deferred income tax assets if it is more likely than not that a deferred tax asset will not be realized.

Net Income Per Share — Basic net income per share is computed by dividing income available to common stockholders by weighted average shares outstanding. Diluted net income per share reflects the effect of all other potentially dilutive common shares using the treasury stock method.

Accounting For Stock-Based Compensation — Prior to January 1, 2006, the Company accounted for share-based compensation under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). Therefore, the Company measured compensation expense for its share-based compensation using the intrinsic value method, that is, as the excess, if any, of the fair market value of the Company’s stock at the grant date over the amount required to be paid to acquire the stock, and provided the disclosures required by SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS 148”). See Footnote 9.

Effective January 1, 2006, the Company began recording compensation expense associated with stock options and other equity-based compensation in accordance with SFAS No. 123 (revised) “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method and therefore has not restated results for prior periods. Under the modified prospective transition method, share-based compensation expense for 2006 includes 1) compensation expense for all share-based awards granted on or after January 1, 2006 as determined based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R and 2) compensation expense for share-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. The Company recognizes compensation expense over the requisite service period of the award, which is generally three years.

Concentration of Credit Risk — The Company is engaged in the distribution of building materials throughout the United States. The Company grants credit to customers, substantially all of whom are dependent upon the construction sector. The Company regularly evaluates its customers’ financial condition but does not generally require collateral. The concentration of credit risk with respect to trade accounts receivable is limited due to the Company’s large customer base located throughout the United States. The

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company maintains an allowance for doubtful accounts based upon the expected collectibility of its accounts receivable.

Accounting for Derivative Instruments and Hedging Activities — SFAS No. 133, as amended, established accounting and reporting standards for derivative instruments, including certain derivative instruments used for hedging activities. All derivative instruments, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the statement of income when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. If the derivative is not designated as a hedge for accounting purposes, changes in fair value are immediately recognized in earnings.

Financial Information About Industry Segments

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

2.	RECENT ACCOUNTING DEVELOPMENTS

Recent Accounting Developments.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect that the adoption of SFAS 157 will have on its consolidated results of operations and financial condition and is not yet in a position to determine such effect.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect that the adoption of SFAS 159 will have on its consolidated results of operations and financial condition and is not yet in a position to determine such effects.

3.	GOODWILL AND OTHER INTANGIBLE ASSETS

Under SFAS No. 142, “Goodwill and other Intangible Assets” (“SFAS No. 142”), goodwill is not amortized, but is reviewed for impairment annually, or more frequently if certain indicators arise. In addition, the statement requires reassessment of the useful lives of previously recognized intangible assets.

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SFAS No. 142 prescribes a two-step process for impairment testing of goodwill. During the fourth quarter of each of 2007 and 2006, the Company performed the annual test for impairment of the Company’s reporting units. The Company recorded $0.4 million in goodwill impairment in 2007 and no goodwill impairment in 2006. In addition, the Company also reduced goodwill by $0.4 million for three closed branches and one sold branch in 2007. Goodwill and other intangible assets as of December 31, 2007 and 2006 consisted of the following (in millions):

			Accumulated
	Cost		Amortization
	2007	2006	2007	2006

Unamortizable intangible assets:
Goodwill, net	$18.3	$19.1	N/A	N/A
Amortizable intangible assets(1):
Covenant not to compete	2.5	2.5	$1.2	$0.8
Customer relationships	1.4	1.4	0.2	0.1
Trademarks	0.5	0.5	0.4	0.3

(1)	Amortizable intangible assets are included in “Other Assets”

The Company recorded amortization expense of $0.5 million for each of the years ended December 31, 2007, 2006 and 2005. The Company expects to record amortization expense for its existing intangible assets of approximately $0.5 million per year from 2008 to 2010, approximately $0.1 million in 2010 and 2011, and in total, approximately $0.9 million thereafter.

4.	ALLOWANCE FOR DOUBTFUL ACCOUNTS

The allowance for doubtful accounts as of December 31, 2007, 2006 and 2005 consisted of the following (in millions):

	2007	2006	2005

Balance at beginning of year	$0.8	$0.9	$0.8
Provision charged to expense	0.8	0.8	0.2
Write-offs, less recoveries	(0.8)	(0.9)	(0.1)

Balance at end of year	$0.8	$0.8	$0.9

5.	LONG-TERM DEBT

Debt as of December 31, 2007 and 2006 consisted of the following (in millions):

	2007	2006

Revolving credit facility	$24.8	$41.8
Other obligations	1.8	3.9

Total debt	26.6	45.7
Less current portion	1.2	2.9

Long-term debt	$25.4	$42.8

Credit Agreement — The Company has a five-year $160.0 million asset based senior secured revolving credit facility (“credit facility”). Borrowing availability under the credit facility is based on eligible accounts receivable and inventory. The Company has the right to add a real estate component to increase borrowing availability, but not in excess of the $160.0 million commitment. Additionally, the credit facility includes an

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

option to request an increase in the size of the facility by up to an additional $40.0 million, subject to certain conditions and approvals. The Company must also pay a fee in the range of 0.25% to 0.32% per annum on the average daily-unused amount of the revolving credit commitment. The entire unpaid balance under the credit facility is due and payable on October 20, 2011, the maturity date of the credit facility.

At December 31, 2007, under the credit facility the Company had revolving credit borrowings of $24.8 outstanding at a weighted average interest rate of 6.53%, letters of credit outstanding totaling $5.2 million, primarily for health and workers’ compensation insurance, and $63.0 million of additional borrowing capacity. In addition, the Company had $1.8 of other obligations outstanding at December 31, 2007.

The borrowings under the credit facility are collateralized by substantially all of the Company’s assets and are subject to certain operating limitations commonly applicable to a loan of this type, which, among other things, place limitations on indebtedness, liens, investments, mergers and acquisitions dispositions of assets, cash dividends, stock repurchases and transactions with affiliates. The financial covenant in the credit facility is limited to a fixed charge coverage ratio to be tested only when excess borrowing availability, as defined, is less than $25.0 million, on a pro forma basis prior to consummation of certain significant business transactions outside the Company’s ordinary course of business and prior to increasing the size of the facility.

In connection with the closing of the current credit facility in 2006, the Company terminated an interest rate swap agreement, associated with the term loan under the prior credit facility. The interest rate swap termination resulted in a gain of $0.5 million that partially offset a charge of $1.1 million to write off unamortized costs associated with the prior loan facility. Both the gain and write-off were recognized in the 2006 fourth quarter.

Maturities — At December 31, 2007, the aggregate scheduled maturities of debt are as follows (in millions):

2008	$1.2
2009	0.4
2010	—
2011	24.9
2012	—
Thereafter	0.1

Total	$26.6

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

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

redeemed. The Company has authorized 5 million shares of $0.01 par value preferred stock of which 250,000 shares have been designated as Series A Junior Participating Preferred Stock.

7.	COMMITMENTS AND CONTINGENCIES

The Company leases certain of its vehicles, equipment and warehouse and manufacturing facilities from various third parties with non-cancelable operating leases with various terms. Certain leases contain renewal or purchase options. Future minimum payments, by year, and in the aggregate, under these leases with initial terms of one year or more consisted of the following at December 31, 2007 (in millions):

	Non-Cancelable	Minimum
	Operating	Sublease
	Leases	Income	Net

2008	$18.2	$(1.4)	$16.8
2009	15.9	(1.2)	14.7
2010	14.7	(1.0)	13.7
2011	12.1	(0.6)	11.5
2012	9.6	(0.6)	9.0
Thereafter	20.6	(1.8)	18.8

Total minimum lease payments	$91.1	$(6.6)	$84.5

Operating lease obligations expire in varying amounts through 2020. Rental expense for all operating leases was $23.6 million, $26.3 million and $23.2 million in 2007, 2006 and 2005, respectively.

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

In 1995, Huttig was identified as a potentially responsible party in connection with the clean up of contamination at a formerly owned property in Montana that was used for the manufacture of wood windows. Huttig is voluntarily remediating this property under the oversight of and in cooperation with the Montana Department of Environmental Quality (Montana DEQ) and is complying with a 1995 unilateral administrative order of the Montana DEQ to complete a remedial investigation and feasibility study. The remedial investigation was completed and approved in 1998 by the Montana DEQ, which has issued its final risk assessment of this property. In March 2003, the Montana DEQ approved Huttig’s work plan for conducting a feasibility study to evaluate alternatives for cleanup. In July 2004, the Company submitted the feasibility study report, which evaluated several potential remedies, including continuation and enhancement of remedial measures already in place and operating. Huttig also submitted plans for testing a newer technology that could effectively remediate the site. The Montana DEQ approved these plans and a pilot test of the remediation technology was completed in July 2007. The Montana DEQ is in the process of reviewing the results of the pilot test. After evaluating the results of the pilot test, the Montana DEQ will comment on the feasibility study report and its recommended remedy, and then will select a final remedy, publish a record of decision and negotiate with Huttig for an administrative order of consent on the implementation of the final remedy. Huttig spent less than $0.2 million on remediation costs at this site in each of the years ended December 31, 2007 and 2006. The annual level of future remediation expenditures is difficult to estimate because of the uncertainty relating to the final remedy to be selected by the Montana DEQ. As of December 31, 2007, the Company has accrued $0.6 million for future costs of remediating this site, which management believes represents a reasonable estimate, based on current facts and circumstances, of the currently expected costs of

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

continued remediation. Until the Montana DEQ selects a final remedy, however, management cannot estimate the top of the range of loss or cost to Huttig of the final remediation order.

In June 2004, as part of the due diligence conducted by a party interested in acquiring the American Pine Products facility, a previously unknown release of petroleum hydrocarbons and pentachlorophenol, or PCP, was discovered in soil and groundwater at the facility. Based on the initial investigation, the Company believes that the source of the contamination was a former wood-dipping operation on the property that was discontinued approximately 20 years ago, prior to Huttig acquiring the facility. Huttig voluntarily reported this discovery to the Oregon Department of Environmental Quality (Oregon DEQ) and agreed to participate in the Oregon DEQ’s voluntary cleanup program. Pursuant to this program, the Company has begun to remediate the property by product recovery under the oversight of the Oregon DEQ. The Company completed an investigation and submitted a final remedial investigation report to the Oregon DEQ in November 2007. The remedial investigation report was approved by the Oregon DEQ in December 2007. Huttig is currently preparing a feasibility study report that will evaluate the possible remedies for the site, and expects to submit it to Oregon DEQ in the first quarter of 2008. Huttig has also placed previous owners of the facility on notice of the related claim against them and continues to review whether costs can be recovered from other possible responsible parties. The Company spent less than $0.2 million per year on remediation costs at this site in each of the years ended December 31, 2007 and 2006. As of December 31, 2007, Huttig has accrued approximately $0.2 million for future costs of remediating this site, which management believes represents a reasonable estimate, based on current facts and circumstances, of the currently expected costs of continued remediation. Until the Oregon DEQ selects a final remedy, however, management cannot estimate the top of the range of loss or cost to Huttig of the final remediation order.

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

Defined Benefit Plans — The Company participates in several multi-employer pension plans that provide benefits to certain employees under collective bargaining agreements. Total contributions to these plans were $0.7 million, $0.6 million, and $0.6 million in 2007, 2006 and 2005, respectively.

Defined Contribution Plans — The Company sponsors a qualified defined contribution plan covering substantially all its employees. The plan provides for Company matching contributions based upon a percentage of the employee’s voluntary contributions. The Company’s matching contributions were $1.3 million, $1.6 million and $1.2 million for the years ended December 31, 2007, 2006 and 2005, respectively.

The Company has established a nonqualified deferred compensation plan to allow for the deferral of employee voluntary contributions that are limited under the Company’s existing qualified defined contribution plan. The plan provides for deferral of up to 44% of an employee’s total compensation and matching contributions based upon a percentage of the employee’s voluntary contributions. The Company’s matching contributions to this plan were less than $0.1 million in each of 2007, 2006 and 2005.

9.	STOCK AND INCENTIVE COMPENSATION PLANS

2005 Executive Incentive Compensation Plan

In 2005, the Company’s Board of Directors adopted and the Company’s stockholders approved the 2005 Executive Incentive Compensation Plan under which incentive awards of up to 675,000 shares of common stock could be granted. In 2007, this Plan was amended to increase the number of shares that may be granted

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

by 750,000 shares, to 1,425,000 shares. In addition, upon adoption of this Plan, no further awards may be issued under the Company’s 1999 Stock Incentive Plan or the 2001 Stock Incentive Plan; however, shares forfeited under those plans are available for subsequent issuance under this Plan. The Plan allows the Company to grant awards to key employees, including restricted stock awards and stock options, subject primarily to the requirement of continued employment. The awards for this Plan are available for grant over a ten-year period unless terminated earlier by the Board of Directors. In 2006 and 2005, the Company granted 188,750 and 142,000 options with a weighted average exercise price of $8.77 and $10.05, respectively. No options were issued in 2007. The options vest 50% on the first anniversary of the date of grant, 25% on the second anniversary and the remaining 25% on the third anniversary. In 2007, the Company granted 223,500 shares of restricted stock, net of forfeitures, at an average market value of $6.31. In 2006, the Company granted 95,000 and 74,915 shares of restricted stock, net of forfeitures, at a market value of $8.78 and $8.76 per share, respectively. In 2005, the Company granted 64,000 and 25,000 shares of restricted stock, net of forfeitures, at a market value of $10.09 and $11.00 per share, respectively. The restricted shares generally vest ratably over three years; however, 74,915 shares of restricted stock granted on February 28, 2006 vested 50% on each of December 31, 2006 and December 31, 2007. The unearned compensation is amortized to expense over the respective vesting periods. No monetary consideration is paid by employees who receive restricted stock. Restricted stock can be granted with or without performance restrictions.

2005 Non-Employee Directors’ Restricted Stock Plan

In 2005, the Company’s Board of Directors adopted and the Company’s stockholders approved the 2005 Non-Employee Directors’ Restricted Stock Plan providing for awards of restricted stock and restricted stock units to directors who are not employees of the Company. This Plan replaces the 1999 Non-Employee Director Restricted Stock Plan. This Plan authorizes the granting of awards of up to 75,000 shares of stock. The awards for this Plan are available for grant over a ten-year period unless terminated earlier by the Board of Directors. In 2007, the Company granted 19,845 restricted stock units at a market value of $6.81 per share. In 2006, the Company granted 13,680 and 13,824 restricted stock units at a market value of $8.78 and $8.69 per share, respectively. No awards were granted in 2005. The 2007 grant of restricted stock units vest on the date of the 2008 annual shareholders’ meeting. The first 2006 grant of restricted stock units vested on the date of the 2006 annual shareholders’ meeting and the second 2006 grant vested on the date of the 2007 annual shareholders’ meeting. The total market value of the awards granted was recorded as unearned compensation in the Statement of Shareholders’ Equity and is amortized to expense over the respective vesting periods.

EVA Incentive Compensation Plan

The Company’s EVA Incentive Compensation Plan (the “EVA Plan”) is intended to maximize shareholder value by aligning management’s interests with those of shareholders by rewarding management for sustainable and continuous improvement in operating results. Expense (benefit) recorded under the EVA Plan was $(0.2) million and $(0.4) million in 2006 and 2005, respectively. No expense (benefit) was recorded under the EVA plan in 2007.

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

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Had the 2005 compensation cost been determined according to SFAS No. 123R, which was adopted by Huttig on January 1, 2006, the Company’s net income and earnings per share would have approximated the following pro forma amounts:

2005
(In millions,
except per share amounts)

Net income as reported	$18.4
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	0.4
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(0.8)

Net income, pro forma	$18.0

Net income per share — basic
As reported	$0.92
Pro Forma	$0.90
Net income per share — diluted
As reported	$0.90
Pro Forma	$0.88

The Company recognized approximately $1.6 million, or $1.0 million, net of tax effects, in non-cash stock-based compensation expense for the year ended December 31, 2007, comprised of stock options ($0.3 million) and restricted stock awards ($1.3 million). The Company recognized approximately $1.8 million, or $1.1 million, net of tax effects, in non-cash stock-based compensation expense for the year ended December 31, 2006, comprised of stock options ($0.8 million) and restricted stock awards ($1.0 million). Cash received from exercises of stock options for the years ended December 31, 2007, 2006 and 2005 was $0.6 million, $0.8 million and $3.0 million, respectively.

At December 31, 2007 the Company has 913,651 shares available under all of the stock compensation plans. On January 29, 2008, the Company issued 452,750 restricted shares.

Stock Options

The fair value of each option award is estimated as of the date of grant using the Black-Scholes option pricing model. The weighted average assumptions used in the model were as follows:

	2006	2005

Volatility	49%	50%
Risk-free interest rate	44%	41%
Dividend yield	0%	0%
Expected life of options (years)	6	6
Weighted average fair value of options granted	$4.48	$5.18

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

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expected life is estimated based on the Company’s past history of exercises and post-vesting employment termination behavior.

The following table summarizes the stock option transactions pursuant to the Company’s stock incentive plans for the three years ended December 31, 2007:

					Average
		Weighted	Average	Aggregate	Remaining	Unrecognized
		Average	Remaining	Intrinsic	Vesting	Compensation
	Shares	Exercise Price	Contractual	Value	Period	Expense
	(000’s)	per Share	Term (Years)	(000’s)	(Months)	(000’s)

Options outstanding at January 1, 2005	1,841	$4.49
Granted	142	10.05
Exercised	(635)	4.72
Forfeited	(56)	5.81

Options outstanding at December 31, 2005	1,292	4.90
Granted	189	8.77
Exercised	(198)	4.11
Forfeited	(59)	7.82

Options outstanding at December 31, 2006	1,224	5.49
Granted	—	—
Exercised	(208)	2.69
Forfeited	(121)	8.57

Options outstanding at December 31, 2007	895	$5.72	3.3	$—	10	$146

Exercisable at December 31, 2007	811	$5.37	2.8	$—	N/A	N/A

The following table summarizes information about stock options outstanding at December 31, 2007:

		Options Outstanding		Options Exercisable
		Weighted
		Average
	Number	Remaining	Weighted	Number	Weighted
Range of	Outstanding	Contractual Life	Average	Exercisable	Average
Exercise Price	(000’s)	(Years)	Exercise Price	(000’s)	Exercise Price

$2.30	250	0.3	$2.30	250	$2.30
$2.98	10	5.6	2.98	10	2.98
$4.29 — $4.40	181	2.5	4.31	181	4.31
$7.23	233	3.3	7.23	233	7.23
$8.69 — $8.78	133	7.7	8.77	69	8.77
$9.12 — $10.09	88	6.9	10.04	68	10.04

Total	895	3.3	$5.72	811	$5.37

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock and Restricted Stock Units

The following summary presents the information regarding the restricted stock and restricted stock units as of December 31, 2007 and changes during 2007 and 2006:

					Average
		Weighted	Average	Aggregate	Remaining	Unrecognized
		Average	Remaining	Intrinsic	Vesting	Compensation
	Shares	Grant Date	Contractual	Value	Period	Expense
	(000’s)	Fair Value	Term (Years)	(000’s)	(Months)	(000’s)

Outstanding at December 31, 2005	97	$9.69
Granted	207	8.76
Restricted stock vested	(73)	8.67
Forfeited	(21)	9.47

Outstanding at December 31, 2006	210	9.15
Granted	262	6.12
Restricted stock vested	(93)	9.16
Forfeited	(37)	7.98

Outstanding at December 31, 2007	342	$6.95	8.9	$1,182	11	$1,418

Restricted stock units vested at
December 31, 2007	28	$8.73	8.1	$95	N/A	N/A

10.	INCOME TAXES

The provision for income taxes, relating to continuing operations, is composed of the following (in millions):

	2007	2006	2005

Current:
U.S. Federal tax (benefit)	$(4.1)	$(0.4)	$9.7
State and local tax	0.1	—	0.4

Total current	(4.0)	(0.4)	10.1

Deferred:
U.S. Federal tax (benefit)	0.3	(3.0)	0.2
State and local tax	—	1.1	0.1

Total deferred	0.3	(1.9)	0.3

Total income tax (benefit)	$(3.7)	$(2.3)	$10.4

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of income taxes based on the application of the statutory federal income tax rate to income taxes as set forth in the consolidated statements of continuing operations follows:

	2007	2006	2005

Federal statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in taxes resulting from:
State and local taxes	7.4	2.8	2.5
Contingency accrual	0.8	1.8	—
Valuation allowance	(7.6)	(13.6)	—
Nondeductible items	(3.6)	(2.1)	0.8
Other, net	(0.4)	(0.7)	(0.4)

Effective income tax rate	31.6%	23.2%	37.9%

In 2007, the Company re-evaluated its reserve for uncertain tax positions and recorded a $0.1 million reduction in the reserve, largely due to the lapse of statutes of limitations. In 2006, the Company successfully closed certain audits of its federal and state tax returns, analyzed its income tax accrual positions based upon the most recent audit results and reduced its previously provided income tax accruals by $0.2 million. No significant additional liabilities were asserted as a result of these audits. Tax expense in 2007 and 2006 includes $0.3 million and $2.7 million, respectively, to increase the valuation allowance attributed to state tax loss carryforwards based on the Company’s current projections of future state taxable income.

Deferred income taxes at December 31, 2007 and 2006 are comprised of the following (in millions):

	2007		2006
	Assets	Liabilities	Assets	Liabilities

Accelerated depreciation	$1.3	$—	$1.2	$—
Goodwill	—	0.8	—	0.6
Purchase price book and tax basis differences	0.3	—	0.5	—
Inventories	—	6.9	—	6.7
Insurance related	0.7	—	0.8	—
Employee benefits related	1.5	—	1.4	—
Other accrued liabilities	0.9	—	0.8	—
State tax loss carryforwards	5.9	—	5.1	—
Other	0.2	—	0.3	—

Gross deferred tax assets and liabilities	10.8	7.7	10.1	7.3
Valuation allowance	(5.9)	—	(5.0)	—

Total	$4.9	$7.7	$5.1	$7.3

The state tax loss carryforwards reflected above have expiration dates extending out to 2026 and are primarily attributable to losses in only one legal entity. The associated valuation allowance was increased in both 2007 and 2006 to equal the entire deferred tax asset of this entity, in accordance with paragraph 21 of FASB Statement No. 109, “Accounting for Income Taxes”. During 2006, less than $0.1 million of the asset relating to these carryforwards was utilized on amended 2004 state filings following the conclusion of the IRS audit of our 2004 Federal return.

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total deferred income tax assets (liabilities) as presented in the accompanying consolidated balance sheets are as follows (in millions):

	2007	2006

Net current deferred taxes	$(5.3)	$(4.5)
Net long-term deferred taxes	2.5	2.3

On January 1, 2007, Huttig adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). As a result of the implementation, the Company recognized a $0.4 million decrease to liabilities for uncertain tax positions. This decrease was accounted for as an increase to the beginning balance of retained earnings on the balance sheet. Including the cumulative-effect decrease to liabilities for uncertain tax positions, at the beginning of 2007, Huttig had approximately $0.4 million of unrecognized tax benefits, all of which, if recognized, would affect the effective income tax rate in future periods. As of December 31, 2007, there have been no material changes to the liabilities for uncertain tax positions. The Company does not expect any significant increases or decreases to its unrecognized tax benefits within 12 months of this reporting date.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

Balance at January 1, 2007	$0.4
Lapse of statute of limitations	(0.1)

Balance at December 31, 2007	$0.3

In connection with the adoption of FIN 48, the Company has elected to include interest and penalties related to uncertain tax positions in income tax expense. Currently, the Company has $0.3 million of unrecognized tax benefits and $0.2 million of accrued interest related to uncertain tax positions included in “Other non-current liabilities” on the balance sheet.

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

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	BASIC AND DILUTED NET INCOME PER SHARE

The following table sets forth the computation of net income per basic and diluted share (net income amounts in millions, share amounts in thousands, per share amounts in dollars):

	2007	2006	2005

Net income (loss) available to common shareholders
Net income (loss) from continuing operations	$(8.0)	$(7.7)	$17.1
Net income (loss) from discontinued operations	(0.2)	—	1.3

Net income (loss) (numerator)	$(8.2)	$(7.7)	$18.4

Weighted average number of basic shares outstanding (denominator)	20,570	20,270	19,917

Net income (loss) per share — Basic
Net income (loss) from continuing operations	$(0.39)	$(0.38)	$0.85
Net income (loss) from discontinued operations	(0.01)	—	0.07

Net income (loss)	$(0.40)	$(0.38)	$0.92

Weighted average number of basic shares outstanding	20,570	20,270	19,917
Effect of dilutive securities	—	—	472

Weighted average number of diluted shares outstanding (denominator)	20,570	20,270	20,389

Net income (loss) per share — Diluted
Net income (loss) from continuing operations	$(0.39)	$(0.38)	$0.84
Net income (loss) from discontinued operations	(0.01)	—	0.06

Net income (loss)	$(0.40)	$(0.38)	$0.90

At December 31, 2007 and 2006, all outstanding stock options and all non-vested restricted shares, aggregating 1,238,000 and 1,435,000, respectively, were anti-dilutive. At December 31, 2005, stock options and restricted shares totaling 219,000 shares were anti-dilutive. Anti-dilutive shares were not included in the computations of diluted income per share amounts in 2007, 2006 and 2005.

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table provides selected consolidated financial information from continuing operations on a quarterly basis for each quarter of 2007 and 2006. The Company’s business is seasonal and particularly sensitive to weather conditions. Interim amounts are therefore subject to significant fluctuations (in millions, except per share data).

	First	Second	Third	Fourth	Full
	Quarter	Quarter	Quarter	Quarter	Year

2007
Net sales	$222.4	$$239.5	$233.0	$179.9	$874.8
Gross profit	41.8	45.7	43.4	34.1	165.0
Operating profit (loss)	(3.8)	2.9	1.0	(7.6)	(7.5)
Net income (loss) from continuing operations	(3.2)	1.1	(0.1)	(5.8)	(8.0)
Net loss from discontinued operations	(0.2)	—	—	—	(0.2)
Net income per share — Diluted
Net income (loss) from continuing operations	$(0.16)	$0.05	—	$(0.28)	$(0.39)
Net loss from discontinued operations	(0.01)	—	—	—	(0.01)

Net income (loss)	$(0.17)	$0.05	—	$(0.28)	$(0.40)

2006
Net sales	$281.1	$$296.3	$294.2	$231.1	$1,102.7
Gross profit	54.7	56.4	49.9	44.8	205.8
Operating profit (loss)	4.9	6.7	(13.1)	(2.6)	(4.1)
Net income (loss) from continuing operations	2.4	3.3	(9.1)	(4.3)	(7.7)
Net income from discontinued operations	—	—	—	—	—
Net income per share — Diluted
Net income (loss) from continuing operations	$0.12	$0.16	$(0.45)	$(0.21)	$(0.38)
Net income from discontinued operations	—	—	—	—	—

Net income (loss)	$0.12	$0.16	$(0.45)	$(0.21)	$(0.38)

13.	DISCONTINUED OPERATIONS

Huttig sold its mouldings manufacturer, American Pine Products, in August of 2004, and its one-step branches in three separate transactions in August and December of 2004, and in February of 2005. These operations are accounted for as discontinued operations. The sale of American Pine Products and the one-step branches in 2004 approximated net book value. The discontinued operations of the Company had no sales in 2007 and 2006 and $2.5 million in sales for 2005. A net loss from discontinued operations of $0.2 million was recorded in 2007 and no income or loss was recorded in 2006. In 2005, the Company recorded $1.3 million in net income from discontinued operations.

14.	ACQUISITION

Effective January 1, 2005, the Company, through its wholly owned subsidiary, Huttig Texas Limited Partnership, completed the purchase of substantially all of the assets of Texas Wholesale Building Materials, Ltd. (“Texas Wholesale”) for $15.0 million in cash, $2.2 million in guaranteed payments to the former majority owner and the assumption of certain liabilities. Texas Wholesale’s results of operations have been

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

included in the consolidated financial statements since the date of acquisition. The Texas Wholesale acquisition represents the Company’s first full line distribution operation in the state of Texas.

15.	ASSET IMPAIRMENT

The Company recorded an impairment charge of $10.7 million in the caption “Operating expenses” on its consolidated statements of operations for the year ended December 31, 2006 for the discontinued implementation of a new enterprise resource system.

16.	BRANCH CLOSURES AND OTHER SEVERANCE

In 2007, the Company closed its Long Island, New York, Dothan, Alabama, Spokane, Washington, Greensburg, Pennsylvania, and Kansas City, Missouri branch operations and sold its Green Bay, Wisconsin branch operations. The Company recorded $4.2 million in operating charges from the closures, from severance associated with other reductions in force in 2007 and from the consolidation of leased space at its headquarters location in the caption “Operating expenses” on its consolidated statements of operations for 2007. In addition, the Company recorded $1.5 million in inventory losses related to the branch closures recorded in the caption “Cost of sales” on its consolidated statements of operations for 2007.

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

At December 31, 2007 and 2006, the Company has $1.8 million and $1.2 million, respectively, in accruals related to severance and the remaining building lease rentals that will be paid out over the terms of the various leases through 2015.

Branch Closure Reserve and Other Severance (in millions)

		Operating
	Inventory	Expenses	Total

Balance December 31, 2005	$—	$—	$—
Branch closures and other serverance	1.0	2.9	3.9
Amount paid/utilized	(1.0)	(1.7)	(2.7)

Balance December 31, 2006	—	1.2	1.2
Branch closures and other serverance	1.5	4.2	5.7
Amount paid/utilized	(1.5)	(3.6)	(5.1)

Balance December 31, 2007	$—	$1.8	$1.8

In the 2008 first quarter, the Company expects to incur an additional $0.5 million in charges related to the cost reduction actions initiated in the 2007 fourth quarter.

ITEM 9 —	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A —	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures — The Company, under the supervision and with the participation of our Disclosure Committee and management, including our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective as of December 31, 2007 in all material respects in (a) causing information required to be disclosed by us in reports that we file or submit under the Securities and Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (b) causing such information to be accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control on financial reporting during the Company’s fiscal fourth quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management’s Report on Internal Control Over Financial Reporting — The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

ITEM 9B —	OTHER INFORMATION

None.

PART III

ITEM 10 —	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding executive officers and directors of Huttig is set forth in the Company’s definitive proxy statement for its 2008 Annual Meeting of Stockholders (the “2008 Proxy Statement”) under the caption “Executive Officers” and “Election of Directors”, respectively, and is incorporated herein by reference. Information regarding Section 16(a) beneficial ownership reporting compliance is set forth in the 2008 Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

The information regarding the Company’s “audit committee financial expert” and identification of the members of the Audit Committee of the Company’s Board of Directors is set forth in the 2008 Proxy Statement under the caption “Board Committees” and is incorporated herein by reference.

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
Suite 400
St. Louis, Missouri 63141
(314) 216-2600

The Company intends to post on its website any amendments to, or waivers from, its Code of Business Conduct and Ethics within two days of any such amendment or waiver.

ITEM 11 —	EXECUTIVE COMPENSATION

The information required by Item 11 is set forth in the 2008 Proxy Statement under the captions “Board of Directors and Committees of the Board of Directors,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Report on Executive Compensation by the Management Organization and Compensation Committee of the Company” and is incorporated herein by reference.

ITEM 12 —	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except as set forth below, the information required by Item 12 is set forth in the 2008 Proxy Statement under the captions “Beneficial Ownership of Common Stock by Directors and Management” and “Principal Stockholders of the Company, “ and is incorporated herein by reference.

Equity Compensation Plan Information

The following table presents information, as of December 31, 2007, for equity compensation plans under which Huttig’s equity securities are authorized for issuance.

				Number of Securities
				Remaining Available for
	Number of Securities to be		Weighted-Average	Future Issuance Under
	Issued Upon Exercise of		Exercise Price of	Equity Compensation Plans
	Outstanding Options,		Outstanding Option	(Excluding Securities
	Warrants and Rights		Warrants and Rights	Reflected in Column (a))
Plan Category	(a)		(b)	(c)

Equity compensation plans approved by security holders	1,062,557		$4.11	913,651(1)
Equity compensation plans not approved by security holders(2)	175,000	(3)	$4.31	—

Total	1,237,557		$4.14	913,651

(1)	To the extent such shares are not issued pursuant to future option grants, 886,000 of such shares are available for issuance in the form of awards of restricted stock under the Company’s 2005 Executive Incentive Compensation Plan and 27,651 of such shares are available for awards under the Company’s 2005 Non-Employee Directors’ Restricted Stock Plan.

(2)	Includes written option agreements providing for option grants to certain of the Company’s non-employee directors (see footnote (3) below).

(3)	Includes options to purchase 100,000 shares at a per share price of $4.29 granted on January 24, 2000 to Mr. Evans, a director of the Company. Includes options to purchase 20,000 shares at a per share exercise price of $4.34 granted on January 22, 2001 to each of Messrs. Bigelow, Forté and Gardner, all of whom are directors of the Company. Includes options to purchase 15,000 shares at a per share price of $4.34 granted on January 22, 2001 to Mr. Tullis, a former director of the Company. Each of these options has vested in full.

ITEM 13 —	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is set forth in the 2008 Proxy Statement under the captions “Certain Relationships and Related Transactions” and “Director Independence,” and is incorporated herein by reference.

ITEM 14 —	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is set forth in the 2008 Proxy Statement under the caption “Principal Accounting Firm Services and Fees,” and is incorporated herein by reference.

PART IV

ITEM 15 —	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

1. Financial Statements:

Reports of Independent Registered Public Accounting Firms
Consolidated Balance Sheets as of December 31, 2007 and 2006
Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December
31, 2007, 2006 and 2005
Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005
Notes to Consolidated Financial Statements

2. Exhibits:

Exhibit Index

3.1		Restated Certificate of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to the Form 10 filed with the Commission on September 21, 1999.)
3.2		Amended and Restated Bylaws of the Company as amended as of September 26, 2007. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 28, 2007.)
4.1		Rights Agreement dated December 6, 1999 between the Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent. (Incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (the “1999 Form 10-K”).)
4.2		Amendment No. 1 to Rights Agreement between the Company and ChaseMellon Shareholders Services, L.L.C. (Incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.)
4.3		Amendment No. 2 to Rights Agreement, dated February 25, 2005, by and between the Company and Mellon Investor Services LLC, as Rights Agent (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 3, 2005.)
4.4		Amendment No. 3 to Rights Agreement, dated April 14, 2005, by and between the Company and Mellon Investor Services LLC, as Rights Agent (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 18, 2005.)
4.5		Certificate of Designations of Series A Junior Participating Preferred Stock of the Company. (Incorporated by reference to Exhibit 4.6 to the 1999 Form 10-K.)
4.6		Credit Agreement dated as of October 20, 2006 among the Company, Huttig, Inc. and Huttig Texas Limited Partnership, the other credit parties signatory thereto, the lenders signatory thereto, General Electric Capital Corporation, as agent lender, GE Capital Financial, Inc., as an L/C issuer and the other lenders signatory thereto from time to time (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2006.)
10.1		Tax Allocation Agreement by and between Crane and the Company dated December 16, 1999. (Incorporated by reference to Exhibit 10.1 to the 1999 Form 10-K.)
10.2		Employee Matters Agreement between Crane and the Company dated December 16, 1999. (Incorporated by reference to Exhibit 10.2 to the 1999 Form 10-K.)
*10	.3	1999 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.5 to Amendment No. 4 to the Form 10 filed with the Commission on December 6, 1999.)
*10	.4	Form of Stock Option Agreement under the Company’s 1999 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.6 to the 1999 Form 10-K.)
*10	.5	Amended and Restated 2001 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.)

*10	.6	Form of Stock Option Agreement under the Company’s 2001 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (the “2001 Form 10-K”).)
*10	.7	Form of Indemnification Agreement for Executive Officers and Directors. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 4, 2005.)
10.8		Registration Rights Agreement by and between The Rugby Group PLC and the Company dated December 16, 1999. (Incorporated by reference to Exhibit 10.14 to the 1999 Form 10-K.)
10.9		Letter Agreement dated August 20, 2001 between the Company and The Rugby Group Limited. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 29, 2001)
*10	.10	Form of Restricted Stock Agreement for awards under the Company’s 1999 Stock Incentive Plan (Incorporated by reference to Exhibit 10.25 to the 2001 Form 10-K.)
10.11		Master Supply Agreement, dated August 2, 2004, between the Company and Woodgrain Millwork, Inc. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004)+
10.12		Asset Purchase and Sale Agreement, dated January 11, 2005, between Huttig Texas Limited Partnership, a subsidiary of the Company and Texas Wholesale Building Materials, Ltd. (Incorporated by reference to Exhibit 10.26 to the 2004 Form 10-K)
10.13		Asset Purchase and Sale Agreement, dated January 11, 2005, between the Company and Hendricks Companies, Inc. (Incorporated by reference to Exhibit 10.27 to the 2004 Form 10-K)
10.14		Settlement Agreement dated January 19, 2005, between the Company and The Rugby Group Ltd. and Rugby IPD Corp. (Incorporated by reference to Exhibit 10.28 to the Company’s Form 10-K/A (Amendment No. 1) filed with the Commission on August 8, 2005)
10.15		Joint Defense Agreement dated January 19, 2005, between the Company and The Rugby Group Ltd. and Rugby IPD Corp (Incorporated herein by reference to Exhibit 10.29 to the 2004 Form 10-K)+
*10	.16	Amendment No. 1 to 1999 Stock Incentive Plan (Incorporated by reference to Exhibit 10.35 to the Company’s Form 10-K/A (Amendment No. 1) filed with the Commission on August 8, 2005)
*10	.17	Amendment No. 1 to Amended and Restated 2001 Stock Incentive Plan (Incorporated by reference to Exhibit 10.36 to the Company’s Form 10-K/A (Amendment No. 1) filed with the Commission on August 8, 2005)
*10	.18	Form of Restricted Stock Agreement under the Company’s Amended and Restated 2001 Stock Incentive Plan (Incorporated by reference to Exhibit 10.37 to the Company’s Form 10-K/A (Amendment No. 1) filed with the Commission on August 8, 2005)
*10	.19	EVA Incentive Compensation Plan (as amended effective January 1, 2004) (Incorporated by reference to Exhibit 10.38 to the Company’s Form 10-K/A (Amendment No. 2) filed with the Commission on October 17, 2005)
*10	.20	Deferred Compensation Plan (Incorporated by reference to Exhibit 10.39 to the Company’s Form 10-K/A (Amendment No. 2) filed with the Commission on October 17, 2005)
*10	.21	Letter agreement dated May 5, 2005 between David L. Fleisher and the Company (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2005)
*10	.22	2005 Executive Incentive Compensation Plan, as Amended and Restated Effective February 27, 2007 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007)
*10	.23	2005 Nonemployee Directors’ Restricted Stock Plan (Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2005)
*10	.24	Form of Restricted Stock Agreement under 2005 Executive Incentive Compensation Plan (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2005)

*10	.25	Form of Stock Option Agreement under 2005 Executive Compensation Plan (Incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2005)
*10	.26	Form of Restricted Stock Unit Agreement under the 2005 Nonemployee Directors’ Restricted Stock Plan (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)
*10	.27	EVA Executive Incentive Plan for the year 2006 (Incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.)
*10	.28	Form of 2006 Amended and Restated Change of Control Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2006)
*10	.29	Agreement between Hank Krey and the Company dated April 28, 2006 (Incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2006)
*10	.30	Employment Agreement dated December 31, 2006 between Michael A. Lupo and the Company (Incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.)
*10	.31	Executive Agreement dated December 4, 2006 between Jon P. Vrabely and the Company (Incorporated herein by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.)
*10	.32	Separation Agreement and Release of All Claims between Darlene Schroeder and the Company fully executed on November 1, 2007 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2007.)
*10	.33	Deferred Compensation Plan — 2008 Restatement
*10	.34	Offer Letter dated December 21, 2006 from the Company to Gregory W. Gurley
*10	.35	Compensation arrangements for certain named executive officers
*10	.36	Compensation arrangements with outside directors
21.1		Subsidiaries
23.1		Consent of KPMG LLP, independent registered public accounting firm
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement.

+	Certain portions of this Exhibit have been omitted based on an order granting confidential treatment under the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUTTIG BUILDING PRODUCTS, INC.

By:	/s/ JON P. VRABELY
President and Chief Executive Officer

Date: February 29, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JON P. VRABELY Jon P. Vrabely	President, Chief Executive Officer and Director	February 29, 2008

/s/ DAVID L. FLEISHER David L. Fleisher	Vice President and Chief Financial Officer (Principal Accounting Officer)	February 29, 2008

/s/ R. S. EVANS R. S. Evans	Chairman of the Board	February 26, 2008

/s/ E. THAYER BIGELOW E. Thayer Bigelow	Director	February 29, 2008

/s/ RICHARD S. FORTÉ Richard S. Forté	Director	February 26, 2008

/s/ DORSEY R. GARDNER Dorsey R. Gardner	Director	February 27, 2008

/s/ PHILIPPE J. GASTONE Philippe J. Gastone	Director	February 26, 2008

/s/ DONALD L. GLASS Donald L. Glass	Director	February 26, 2008

/s/ MICHAEL A. LUPO Michael A. Lupo	Director	February 29, 2008

/s/ J. KEITH MATHENEY J. Keith Matheney	Director	February 29, 2008

/s/ DELBERT H. TANNER Delbert H. Tanner	Director	February 26, 2008

/s/ STEVEN A. WISE Steven A. Wise	Director	February 29, 2008