Form 10-Q
period 2008-03-31
HUTTIG BUILDING PRODUCTS INC
filed 2008-04-25
CIK 1093082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filler” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of Common Stock outstanding on March 31, 2008 was 21,560,176 shares.

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

(In Millions, Except Share and Per Share Data)

	Three Months Ended March 31,
	2008	2007
Net sales	$166.8	$222.4
Cost of sales	134.7	180.6

Gross margin	32.1	41.8
Operating expenses	38.4	46.1
Goodwill impairment	7.0	—
Gain on disposal of capital assets	—	(0.5)

Operating loss	(13.3)	(3.8)
Interest expense, net	0.7	1.1

Loss from continuing operations before income taxes	(14.0)	(4.9)
Benefit for income taxes	(4.2)	(1.7)

Loss from continuing operations	(9.8)	(3.2)
Loss from discontinued operations, net of taxes	—	(0.2)

Net loss	$(9.8)	$(3.4)

Net loss from continuing operations per share - basic and diluted	$(0.47)	$(0.16)
Net loss from discontinued operations per share - basic and diluted	—	(0.01)

Net loss per share - basic and diluted	$(0.47)	$(0.17)

Basic and diluted shares outstanding	20,760,862	20,379,903

See notes to unaudited consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Millions)

	March 31, 2008	December 31, 2007	March 31, 2007
	(unaudited)		(unaudited)
ASSETS
CURRENT ASSETS:
Cash and equivalents	$2.7	$1.8	$4.5
Trade accounts receivable, net	69.9	56.1	91.7
Inventories, net	92.1	88.7	103.6
Other current assets	10.3	13.6	15.2

Total current assets	175.0	160.2	215.0

PROPERTY, PLANT AND EQUIPMENT
Land	5.6	5.6	6.0
Building and improvements	30.3	30.2	32.6
Machinery and equipment	29.9	30.0	32.5

Gross property, plant and equipment	65.8	65.8	71.1
Less accumulated depreciation	39.8	39.2	41.7

Property, plant and equipment, net	26.0	26.6	29.4

OTHER ASSETS:
Goodwill, net	11.2	18.3	19.0
Other	4.7	5.1	5.8
Deferred income taxes	7.0	2.5	2.4

Total other assets	22.9	25.9	27.2

TOTAL ASSETS	$223.9	$212.7	$271.6

See notes to unaudited consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Millions, Except Share and Per Share Data)

	March 31, 2008	December 31, 2007	March 31, 2007
	(unaudited)		(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$0.7	$1.2	$2.2
Trade accounts payable	51.4	50.1	72.0
Deferred income taxes	5.6	5.3	4.0
Accrued compensation	4.5	6.3	4.8
Other accrued liabilities	13.1	15.9	13.6

Total current liabilities	75.3	78.8	96.6

NON-CURRENT LIABILITIES:
Long-term debt, less current maturities	50.0	25.4	63.7
Other non-current liabilities	3.5	4.2	4.1

Total non-current liabilities	53.5	29.6	67.8

SHAREHOLDERS’ EQUITY
Preferred shares; $.01 par (5,000,000 shares authorized)	—	—	—
Common shares; $.01 par (50,000,000 shares authorized: 21,560,176, 20,968,445 and 20,896,145 shares issued at March 31, 2008, December 31, 2007 and March 31, 2007, respectively)	0.2	0.2	0.2
Additional paid-in capital	36.5	36.1	35.6
Retained earnings	58.4	68.2	73.0
Less: Treasury shares, at cost (0, 32,219 and 292,170 shares at March 31, 2008, December 31, 2007 and March 31, 2007, respectively)	—	(0.2)	(1.6)

Total shareholders’ equity	95.1	104.3	107.2

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$223.9	$212.7	$271.6

See notes to unaudited consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

UNAUDITED

(In Millions)

	Common Shares Outstanding, at Par Value	Additional Paid-In Capital	Retained Earnings	Treasury Shares, at Cost	Total Shareholders’ Equity
Balance at January 1, 2008	$0.2	$36.1	$68.2	$(0.2)	$104.3

Net loss			(9.8)		(9.8)

Comprehensive loss					(9.8)

Restricted stock issued, net of forfeitures		(0.2)		0.2	—
Stock options exercised, net		0.2		—	0.2
Stock compensation		0.4			0.4

Balance at March 31, 2008	$0.2	$36.5	$58.4	$—	$95.1

See notes to unaudited consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In Millions)

	Three Months Ended March 31,
	2008	2007
Cash Flows From Operating Activities:
Net loss	$(9.8)	$(3.4)
Adjustments to reconcile net loss to cash used in operating activities:
Net loss from discontinued operations	—	0.2
Depreciation and amortization	1.1	1.3
Stock compensation	0.4	0.5
Goodwill impairment	7.0	—
Other adjustments	(4.3)	(0.3)
Changes in operating assets and liabilities:
Trade accounts receivable	(13.8)	(17.6)
Inventories	(3.4)	(6.3)
Trade accounts payable	1.3	9.9
Other	(2.1)	(5.5)

Total net cash used in operating activities	(23.6)	(21.2)

Cash Flows From Investing Activities:
Capital expenditures	(0.4)	(1.6)
Proceeds from disposition of capital assets	0.1	1.0

Total cash used in investing activities	(0.3)	(0.6)

Cash Flows From Financing Activities:
Borrowings and payments of debt, net	24.1	20.2
Exercise of stock options	0.7	—

Total cash provided by financing activities	24.8	20.2

Net increase (decrease) in cash and equivalents	0.9	(1.6)
Cash and equivalents, beginning of period	1.8	6.1

Cash and equivalents, end of period	$2.7	$4.5

Supplemental Disclosure of Cash Flow Information:
Interest paid	$0.6	$1.1
Income taxes refunded	(1.0)	—
Cash received from exercise of stock options	0.4	—

See notes to unaudited consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BASIS OF PRESENTATION

The unaudited interim consolidated financial statements of Huttig Building Products, Inc. (the “Company” or “Huttig”) were prepared in accordance with U.S. generally accepted accounting principles and reflect all adjustments (including normal recurring accruals) which, in the opinion of management, are considered necessary for the fair presentation of the results for the periods presented. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

2. STOCK-BASED EMPLOYEE COMPENSATION

The Company recognized $0.4 million and $0.5 million in non-cash stock-based compensation in the three months ended March 31, 2008 and 2007, respectively. During the first three months of 2008, the Company granted 452,750 shares of restricted stock at a combined weighted average fair market value of $3.95 under its 2005 Executive Incentive Compensation Plan. The restricted shares vest in three equal installments on the first, second and third anniversaries of the grant date. The unearned compensation expense is being amortized into expense on a straight-line basis over the requisite service period for the entire award. As of March 31, 2008, the total compensation expense not yet recognized related to all outstanding restricted stock/unit awards and non-vested options was approximately $2.8 million and $0.1 million, respectively.

3. DEBT

Debt consisted of the following (in millions):

	March 31, 2008	December 31, 2007	March 31, 2007
Revolving credit facility	$49.4	$24.8	$62.8
Other obligations	1.3	1.8	3.1

Total debt	50.7	26.6	65.9
Less current portion	0.7	1.2	2.2

Long-term debt	$50.0	$25.4	$63.7

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

At March 31, 2008, under the credit facility the Company had revolving credit borrowings of $49.4 million outstanding at a weighted average interest rate of 4.29%, letters of credit outstanding totaling $5.2 million, primarily for health and workers’ compensation insurance, and $53.2 million of additional borrowing capacity. In addition, the Company had $1.3 million of other obligations outstanding at March 31, 2008.

The borrowings under the credit facility are collateralized by substantially all of the Company’s assets and are subject to certain operating limitations commonly applicable to a loan of this type, which, among other things, place limitations on indebtedness, liens, investments, mergers and acquisitions, dispositions of assets, cash dividends, stock repurchases and transactions with affiliates. The financial covenant in the credit facility is limited to a fixed charge coverage ratio to be tested only when excess borrowing availability, as defined in the credit facility, is less than $25.0 million, on a pro forma basis prior to consummation of certain significant business transactions outside the ordinary course of business and prior to increasing the size of the facility.

4. CONTINGENCIES

The Company is involved in a number of legal proceedings incidental to the conduct of its business, relating to such matters as product liability, environmental liability and vehicular accidents. The Company carries insurance policies on insurable risks with coverage and other terms that it believes to be appropriate. The Company generally has self-insured retention limits and has obtained fully insured layers of coverage above such self-insured retention limits. Accruals for self-insurance losses are made based on claims experience. Liabilities for existing and unreported claims are accrued when it is probable that future costs will be incurred and such future costs can be reasonably estimated.

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

Huttig has been identified as a potentially responsible party in connection with the clean up of contamination at a formerly owned property in Montana that was used for the manufacture of wood windows and at a currently-owned facility in Prineville, Oregon, in connection with the clean up of petroleum hydrocarbons and PCP discovered in soil and groundwater at the facility. As of March 31, 2008, the Company had accrued approximately $0.8 million for future costs of remediating these sites. However, until a final remedy is selected by the respective state departments of environmental quality, management cannot estimate the top of the range of loss or cost to Huttig of the final remediation order.

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

5. BASIC AND DILUTED SHARES

For the three months ended March 31, 2008 and 2007, all outstanding stock options and all non-vested restricted shares/units were anti-dilutive and, therefore, were not included in the computations of diluted income per share amounts. At March 31, 2008, the Company had 524,125 stock options and an aggregate of 774,934 shares of restricted stock and restricted stock units outstanding.

6. BRANCH CLOSURES AND OTHER SEVERANCE

In the first quarter of 2008, the Company recorded a $0.2 million reduction in “Cost of sales” and $0.5 million of expense in “Operating expenses” primarily related to branches closed in 2007. In the first quarter of 2007, the Company recorded $1.0 million in net inventory losses in “Cost of sales” and $2.4 million expense in “Operating expenses” related to closed branches.

At March 31, 2008, the Company had $1.4 million in accruals related to severance and the remaining building lease rentals that will be paid out over the terms of the various leases through 2015.

Branch Closure Reserve and Other Accrued Severance (in millions):

	Inventory	Operating Expenses	Total
Balance December 31, 2007	$—	$1.8	$1.8
Branch closures and other severance	(0.2)	0.5	0.3
Amount paid/utilized	0.2	(0.9)	(0.7)

Balance March 31, 2008	$—	$1.4	$1.4

7. ASSET IMPAIRMENT

During the first quarter of 2008, the Company determined that based on a further decline in actual and forecasted operating results at certain of its reporting units, an interim test for goodwill impairment was necessary for the impacted units. In determining if there was impairment, the Company first compared the fair value of the reporting unit (calculated by discounting projected cash flows and earnings multiples) to the carrying value. Because the carrying value of certain reporting units exceeded the fair value, the Company allocated the fair value to the assets and liabilities of the units and determined that the fair value of the implied goodwill was lower than what was recorded. Accordingly, a goodwill impairment charge of $7.0 million was recorded for these reporting units in the Consolidated Statements of Operations. At March 31, 2008, Huttig had $11.2 million remaining in goodwill. A prolonged continuation of the current downturn and any future unanticipated downturns in the markets the Company serves could result in further goodwill impairment charges in future periods.

8. INCOME TAXES

The Company had a long-term net deferred tax asset of $7.0 million at March 31, 2008. Management believes it is more likely than not that with its projections of future taxable income, including available tax planning strategies, and after consideration of the valuation allowance, the Company will generate sufficient taxable income to realize the benefits of the net deferred tax assets existing at March 31, 2008. In order to realize the net deferred tax assets existing at March 31, 2008, the Company will need to generate future taxable income of approximately $30.1 million. There can be no assurance, however, that the Company will generate sufficient taxable income to realize the full benefit of the existing net deferred tax assets. In addition, the Company believes it is likely that a valuation allowance will need to be established for any additional deferred tax assets generated in conjunction with losses incurred in future periods.

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

The following table sets forth our sales from continuing operations, by product classification as a percentage of total sales:

	Three Months Ended March 31,
	2008	2007
Millwork(1)	49%	52%
General Building Products(2)	40%	35%
Wood Products(3)	11%	13%

Total Net Product Sales	100%	100%

(1)	Millwork includes exterior and interior doors, pre-hung door units, windows, patio doors, mouldings, frames, stair parts and columns.
(2)	General building products include composite decking, connectors, fasteners, housewrap, roofing products, insulation and other miscellaneous building products.
(3)	Wood products include engineered wood products and other wood products, such as lumber and panels.

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

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles, which require management to make estimates and assumptions. Management bases these estimates and assumptions on historical results and known trends as well as management forecasts. Actual results could differ from these estimates and assumptions. See our Annual Report on Form 10-K for the year ended December 31, 2007 in Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies.”

Results of Operations

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Net sales from continuing operations for the first quarter of 2008 were $166.8 million, which were $55.6 million, or approximately 25%, lower than 2007. First quarter 2008 results were impacted by a 29% drop in housing starts to an average annualized rate of approximately 1.04 million, compared to approximately 1.46 million in the first quarter of 2007. We continue to anticipate decreased housing starts for the balance of 2008 based on the current level of housing activity and industry forecasts. As a result, we are continuing to examine our cost structure, looking for opportunities to reduce expenses and increase efficiencies.

Sales decreased in all product categories. Millwork sales decreased 29% to $81.8 million. General building products sales decreased 14% to $66.1 million. Other wood products, mostly commodity products, decreased 34% to $13.8 million and engineered wood sales were down 43% to $5.1 million.

Gross margin decreased 23% to $32.1 million, or 19.2% of sales, as compared to $41.8 million, or 18.8% of sales, in the prior year period. First quarter 2008 benefited $0.2 million from a LIFO adjustment and inventories sold in excess of carrying costs related to the closed branches during the quarter. First quarter 2007 results reflect the liquidation and write down of inventory at closed branches of $1.0 million. These items negatively impacted 2007 gross margin percentage by approximately 0.4%. In addition, first quarter 2008 benefited from a more favorable mix of higher margin non-direct sales, more favorable inventory variances and higher margins on building products, offset by a less favorable mix of millwork and lower margins on millwork and wood products.

Operating expenses decreased 17% to $38.4 million, or 23.0% of sales, in the 2008 first quarter, compared to $46.1 million, or 20.7% of sales, in the 2007 first quarter. First quarter 2008 results included $0.5 million in charges related to the cost reduction actions initiated in the 2007 fourth quarter. First quarter 2007 results included $2.4 million in charges, primarily severance and lease termination, associated with the shut down and consolidation of three branches during the 2007 first quarter. Excluding these 2008 and 2007 first quarter charges, operating expenses were reduced by $5.8 million primarily due to lower employee headcount and lower infrastructure levels as a result of the prior restructuring actions, partially offset by higher fuel costs.

During the first quarter of 2008, we determined that based on a further decline in actual and forecasted operating results at certain of our reporting units, an interim test for goodwill impairment was necessary for the impacted units. In determining if there was impairment, we first compared the fair value of the reporting unit (calculated by discounting projected cash flows and earnings multiples) to the carrying value. Because the carrying value of certain reporting units exceeded the fair value, we allocated the fair value to the assets and liabilities of the units and determined that the fair value of the implied goodwill was lower than what was recorded. Accordingly, a goodwill impairment charge of $7.0 million was recorded for these reporting units in the Consolidated Statements of Operations. At March 31, 3008, we had $11.2 million remaining in goodwill. A prolonged continuation of the current downturn and any future unanticipated downturns in the markets we serve could result in further goodwill impairment charges in future periods.

Income taxes as a percentage of pre-tax loss for the three months ended March 31, 2008 and 2007 were approximately 30% and 35%, respectively. We had a long-term net deferred tax asset of $7.0 million at March 31, 2008. We believe it is more likely than not that, considering our projections of future taxable income, including available tax planning strategies, and after consideration of the valuation allowance, we will generate sufficient taxable income to realize the benefits of the net deferred tax assets existing at March 31, 2008. In order to realize the net deferred tax assets existing at March 31, 2008, we will need to generate future taxable income of approximately $30.1 million. There can be no assurance we will generate sufficient taxable income to realize the full benefit of the existing net deferred tax assets. In addition, we believe it is likely that a valuation allowance will need to be established for any additional deferred tax assets generated in conjunction with losses incurred in future periods.

Net interest expense decreased to $0.7 million in the 2008 first quarter from $1.1 million in the prior year first quarter primarily due to lower interest rates and decreased borrowing levels.

As a result of the foregoing factors, operating loss from continuing operations was $14.0 million in the 2008 first quarter, as compared to an operating loss of $4.9 million from continuing operations in 2007 first quarter. Net loss from continuing operations was $9.8 million, or $0.47 per diluted share, in the 2008 first quarter, as compared to net loss from continuing operations of $3.2 million, or $0.16 per diluted share, in the 2007 first quarter.

Discontinued Operations

We recorded a $0.2 million after-tax loss from discontinued operations for environmental and litigation expenses associated with previously reported discontinued operations in the three months ended March 31, 2007.

Liquidity and Capital Resources

We depend on cash flow from operations and funds available under our revolving credit facility to finance seasonal working capital needs, capital expenditures and any acquisitions that we may undertake. Our working capital requirements are generally greatest in the second and third quarters, which reflect the seasonal nature of our business. The second and third quarters are also typically our strongest operating quarters, largely due to increased construction activities from more favorable weather throughout many of our markets compared to the first and fourth quarters. We typically generate cash from working capital reductions in the fourth quarter of the year and build working capital during the first quarter in preparation for our second and third quarters. We also maintain significant inventories to meet rapid delivery requirements of our customers and to enable us to obtain favorable pricing, delivery and service terms with our suppliers. At March 31, 2008, December 31, 2007 and March 31, 2007, inventories constituted approximately 41%, 42% and 38% of our total assets, respectively. We also closely monitor operating expenses and inventory levels during seasonally affected periods and, to the extent possible, manage variable operating costs to minimize seasonal effects on our profitability.

Operations. Cash used in operating activities increased $2.4 million to $23.6 million for the three months ended March 31, 2008 from cash used in operating activities of $21.2 million for the first three months of 2007. Accounts receivable increased by $13.8 million in the first three months of 2008, compared to an increase of $17.6 million in the first three months of 2007. Days sales outstanding increased to 38.2 days at March 31, 2008, compared to 37.6 days at March 31, 2007, based on annualized sales for the respective immediately preceding quarter. Inventory increased by $3.4 million in the 2008 first three months, compared to an increase of $6.3 million in the 2007 first three months. Annualized inventory turns, calculated as the ratio of annualized cost of goods sold for each three-month period ended March 31 divided by the average of the beginning and ending inventory balances for each such three-month period, were 6.0 turns at March 31, 2008, compared to 7.2 turns at March 31, 2007. Accounts payable increased by $1.3 million and $9.9 million in the three-month periods ended March 31, 2008 and 2007, respectively.

Investing. In the three-month period ended March 31, 2008, net cash used in investing activities was $0.3 million, as compared to $0.6 million of net cash used in investing activities in the three-month period ended March 31, 2007. We expended $0.4 million in first quarter 2008 primarily to purchase machinery and equipment at multiple branches compared to $1.6 million in first quarter of 2007 related primarily to the purchase of computer software necessary to upgrade our enterprise resource planning system and to purchase machinery and equipment at multiple branch locations. In the 2007 first quarter, the Company received proceeds of $1.0 million and recorded gains on disposal of capital assets of $0.5 million as a result of our sale of the Grand Rapids facility which we closed in 2006.

Financing. Cash provided by financing activities for the first three months of 2008 primarily reflects a $24.1 million increase in net borrowings and $0.4 million received from the exercise of employee stock options. Cash provided from financing activities for the first three months of 2007 primarily reflects a $20.2 million increase in net borrowings.

Credit Agreement. We have a five-year $160.0 million asset based senior secured revolving credit facility (“credit facility”). Borrowing availability under the credit facility is based on eligible accounts receivable and inventory. We have the right to add a real estate component to increase borrowing availability, but not in excess of the $160.0 million commitment. Additionally, the credit facility includes an option to request an increase in the size of the facility by up to an additional $40.0 million, subject to certain conditions and approvals. We must also pay a fee in the range of 0.25% to 0.32% per annum on the average daily-unused amount of the revolving credit commitment. The entire unpaid balance under the credit facility is due and payable on October 20, 2011, the maturity date of the credit facility.

At March 31, 2008, under the credit facility we had revolving credit borrowings of $49.4 million outstanding at a weighted average interest rate of 4.29%, letters of credit outstanding totaling $5.2 million, primarily for health and workers’ compensation insurance, and $53.2 million of additional borrowing capacity. In addition, we had $1.3 of other obligations outstanding at March 31, 2008.

The borrowings under the credit facility are collateralized by substantially all of the our assets and are subject to certain operating limitations commonly applicable to a loan of this type, which, among other things, place limitations on indebtedness, liens, investments, mergers and acquisitions dispositions of assets, cash dividends, stock repurchases and transactions with affiliates. The financial covenant in the credit facility is limited to a fixed charge coverage ratio to be tested only when excess borrowing availability, as defined, is less than $25.0 million, on a pro forma basis prior to consummation of certain significant business transactions outside the ordinary course of business and prior to increasing the size of the facility. As of March 31, 2008, due to excess availability greater than $25.0 million, we were not required to meet the fixed charge coverage ratio. The fixed charge coverage ratio is a minimum ratio by which our earnings before interest, taxes, depreciation and amortization, as defined (EBITDA), less capital expenditures and income taxes paid or payable in cash, must exceed our debt payments and other defined fixed charges, measured quarterly on a rolling 12-month basis. As of March 31, 2008, we would not have met this covenant.

We believe that cash generated from our operations and funds available under our credit facility will provide sufficient funds to meet our currently anticipated short-term and long-term liquidity and capital expenditure requirements.

Off-Balance Sheet Arrangements

In addition to funds available from operating cash flows and our credit facility as described above, we use operating leases as a principal off-balance sheet financing technique. Operating leases are employed as an alternative to purchasing certain property, plant and equipment. See our Annual Report on Form 10-K for the year ended December 31, 2007 in Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations-Commitments and Contingencies.”

Contingencies

We are involved in a number of legal proceedings incidental to the conduct of our business, relating to such matters as product liability, environmental liability and vehicular accidents. We carry insurance policies on insurable risks with coverage and other terms that we believe to be appropriate. We generally have self-insured retention limits and have obtained fully insured layers of coverage above such self-insured retention limits. Accruals for self-insurance losses are made based on claims experience. Liabilities for existing and unreported claims are accrued when it is probable that future costs will be incurred and such future costs can be reasonably estimated.

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

We have been identified as a potentially responsible party in connection with the clean up of contamination at a formerly owned property in Montana that was used for the manufacture of wood windows and at a currently-owned facility in Prineville, Oregon, in connection with the clean up of petroleum hydrocarbons and PCP discovered in soil and groundwater at the facility. As of March 31, 2008, we have accrued approximately $0.8 million for future costs of remediating these sites. However, until a final remedy is selected by the respective state departments of environmental quality, management cannot estimate the top of the range of loss or cost to us of the final remediation order.

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

•	our belief that there are no material environmental liabilities at any of our current or former distribution center locations;

•	our anticipation of decreased housing starts for the balance of 2008 as compared to 2007;

•	our belief that cash from operations and funds under our credit facility will be sufficient to meet our future liquidity and capital expenditure requirements;

•	our belief that it is more likely than not we will generate sufficient taxable income to realize the benefits of the net deferred tax assets existing at March 31, 2008;

•	our belief that it is likely that a valuation allowance will need to be established for any additional deferred tax assets generated in conjunction with losses incurred in future periods;

•	our expectation that the severe downturn in new housing activity will continue to adversely affect our operating results during 2008;

•	our belief that we have the product offerings, warehouse and support facilities, personnel, systems infrastructure and financial and competitive resources necessary for continued business success;

•	our liquidity and exposure to market risk; and

•	cyclical and seasonal trends.

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

These statements present management’s expectations, beliefs, plans and objectives regarding our future business and financial performance. These forward-looking statements are based on current projections, estimates, assumptions and judgments, and involve known and unknown risks and uncertainties. There are a number of factors that could cause our actual results to differ materially from those expressed or implied in the forward-looking statements. These factors include, but are not limited to, the following:

•	the strength of the national and local new residential construction and home improvement and remodeling markets, which in turn depend on factors such as

•	interest rates;

•	immigration patterns;

•	job and household formation;

•	household prices;

•	tax policy;

•	regional demographics;

•	employment levels;

•	availability of credit;

•	inventory levels of new and existing homes for sale;

•	prices of wood and steel-based products;

•	fuel costs; and

•	consumer confidence;

•	the level of competition in our industry;

•	our relationships with suppliers of the products we distribute;

•	our ability to comply with availability requirements and the financial covenant under our revolving credit facility;

•	the financial condition and credit worthiness of our customers;

•	fluctuation in prices of wood and steel-based products;

•	cyclical and seasonal trends;

•	costs of complying with environmental laws and regulations,;

•	our exposure to product liability claims;

•	our ability to attract and retain key personnel;

•	risk of losses associated with accidents;

•	costs of complying with federal and state transportation regulations, as well as fluctuations in the cost of fuel; and

•	accuracy of our assumptions underlying our projections of future taxable income, including available tax planning strategies.

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

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have exposure to market risk as it relates to effects of changes in interest rates. We had debt outstanding at March 31, 2008 under our credit facility of $49.4 million.

All of our debt under our revolving credit facility accrues interest at a floating rate basis. If market interest rates for LIBOR had been different by an average of 1% for the three months ended March 31, 2008, our interest expense and income before taxes would have changed by $0.1 million. These amounts are determined by considering the impact of the hypothetical interest rates on our borrowing cost. This analysis does not consider the effects of any change in the overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management may take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our financial structure.

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

ITEM 4 — CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures – The Company, under the supervision and with the participation of our Disclosure Committee and management, including our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective as of March 31, 2008 in all material respects in (a) causing information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (b) causing such information to be accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control of Financial Reporting – There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

See Note 4 – Contingencies of the Notes to Consolidated Financial Statements in Item 1 for information on legal proceedings in which the Company is involved. See also Part I, Item 3-“Legal Proceedings” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

HUTTIG BUILDING PRODUCTS, INC.

Date: April 25, 2008	/s/ Jon P. Vrabely
Jon P. Vrabely
President, Chief Executive Officer
(Principal Executive Officer)

Date: April 25, 2008	/s/ David L. Fleisher
David L. Fleisher
Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.