Form 10-Q
period 2008-06-30
HUTTIG BUILDING PRODUCTS INC
filed 2008-08-08
CIK 1093082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
Commission file number 1-14982

HUTTIG BUILDING PRODUCTS, INC.
(Exact name of registrant as specified in its charter)

Delaware	43-0334550
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

555 Maryville University Drive
Suite 400
St. Louis, Missouri	63141
(Address of principal executive offices)	(Zip code)
(314) 216-2600
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filler” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
     (Do not check if smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of Common Stock outstanding on June 30, 2008 was 21,566,630 shares.

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED
(In Millions, Except Share and Per Share Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net sales	$195.4	$239.5	$362.2	$461.9
Cost of sales	158.7	193.8	293.4	374.4

Gross margin	36.7	45.7	68.8	87.5
Operating expenses	39.6	43.8	78.0	89.9
Goodwill impairment	—	—	7.0	—
Gain on disposal of capital assets	(0.1)	(1.0)	(0.1)	(1.5)

Operating income (loss)	(2.8)	2.9	(16.1)	(0.9)
Interest expense, net	0.7	1.2	1.4	2.3

Income (loss) from continuing operations before income taxes	(3.5)	1.7	(17.5)	(3.2)
Provision (benefit) for income taxes	(1.1)	0.6	(5.3)	(1.1)

Income (loss) from continuing operations	(2.4)	1.1	(12.2)	(2.1)
Loss from discontinued operations, net of taxes	(0.1)	—	(0.1)	(0.2)

Net income (loss)	$(2.5)	$1.1	$(12.3)	$(2.3)

Net income (loss) from continuing operations per share — basic and diluted	$(0.11)	$0.05	$(0.58)	$(0.10)
Net loss from discontinued operations per share — basic and diluted	(0.01)	—	(0.01)	(0.01)

Net income (loss) loss per share — basic and diluted	$(0.12)	$0.05	$(0.59)	$(0.11)

Basic shares outstanding	20,907,718	20,517,897	20,863,568	20,456,155
Diluted shares outstanding	20,907,718	20,785,902	20,863,568	20,456,155
See notes to unaudited consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Millions, Except Share and Per Share Data)

	June 30,	December 31,	June, 30
	2008	2007	2007
	(unaudited)		(unaudited)
ASSETS
CURRENT ASSETS:
Cash and equivalents	$6.2	$1.8	$7.1
Trade accounts receivable, net	70.3	56.1	89.5
Inventories, net	77.8	88.7	102.1
Other current assets	5.6	13.6	7.8

Total current assets	159.9	160.2	206.5

PROPERTY, PLANT AND EQUIPMENT
Land	5.6	5.6	5.7
Building and improvements	30.3	30.2	30.7
Machinery and equipment	29.5	30.0	31.7

Gross property, plant and equipment	65.4	65.8	68.1
Less accumulated depreciation	40.2	39.2	40.1

Property, plant and equipment, net	25.2	26.6	28.0

OTHER ASSETS:
Goodwill, net	11.2	18.3	18.9
Other	4.2	5.1	5.6
Deferred income taxes	7.9	2.5	2.3

Total other assets	23.3	25.9	26.8

TOTAL ASSETS	$208.4	$212.7	$261.3

See notes to unaudited consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Millions, Except Share and Per Share Data)

	June 30,	December 31,	June 30,
	2008	2007	2007
	(unaudited)		(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$0.2	$1.2	$1.4
Trade accounts payable	54.6	50.1	80.6
Deferred income taxes	5.5	5.3	4.7
Accrued compensation	5.0	6.3	4.9
Other accrued liabilities	13.3	15.9	12.7

Total current liabilities	78.6	78.8	104.3

NON-CURRENT LIABILITIES:
Long-term debt, less current maturities	33.5	25.4	43.8
Other non-current liabilities	3.4	4.2	3.7

Total non-current liabilities	36.9	29.6	47.5

SHAREHOLDERS’ EQUITY
Preferred shares; $.01 par (5,000,000 shares authorized)	—	—	—
Common shares; $.01 par (50,000,000 shares authorized:
21,566,630, 20,968,445 and 20,968,445 shares issued at June 30, 2008, December 31, 2007 and June 30, 2007, respectively)	0.2	0.2	0.2
Additional paid-in capital	36.8	36.1	35.2
Retained earnings	55.9	68.2	74.1
Less: Treasury shares, at cost (0, 32,219 and 6,636 shares at June 30, 2008, December 31, 2007 and June 30, 2007, respectively)	—	(0.2)	—

Total shareholders’ equity	92.9	104.3	109.5

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$208.4	$212.7	$261.3

See notes to unaudited consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
UNAUDITED
(In Millions)

	Common Shares	Additional		Treasury	Total
	Outstanding,	Paid-In	Retained	Shares,	Shareholders’
	at Par Value	Capital	Earnings	at Cost	Equity
Balance at January 1, 2008	$0.2	$36.1	$68.2	$(0.2)	$104.3

Net loss			(12.3)		(12.3)

Comprehensive loss					(12.3)

Restricted stock issued, net of forfeitures		(0.2)		0.2	—
Stock options exercised, net		0.1			0.1
Stock compensation		0.8			0.8

Balance at June 30, 2008	$0.2	$36.8	$55.9	$—	$92.9

See notes to unaudited consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(In Millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Cash Flows From Operating Activities:
Net income (loss)	$(2.5)	$1.1	$(12.3)	$(2.3)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net loss from discontinued operations	0.1	—	0.1	0.2
Depreciation and amortization	1.1	1.4	2.2	2.7
Stock compensation	0.4	0.4	0.8	0.9
Goodwill impairment	—	—	7.0	—
Other adjustments	(1.3)	(1.1)	(5.6)	(1.4)
Changes in operating assets and liabilities:
Trade accounts receivable	(0.4)	2.0	(14.2)	(15.4)
Inventories	14.3	1.5	10.9	(4.8)
Trade accounts payable	3.2	8.6	4.5	18.5
Other	5.5	6.9	3.4	1.2

Total net cash provided by (used in) operating activities	20.4	20.8	(3.2)	(0.4)

Cash Flows From Investing Activities:
Capital expenditures	(0.4)	(0.4)	(0.8)	(2.0)
Proceeds from disposition of capital assets	0.4	1.9	0.5	2.9

Total cash provided by (used in) investing activities	—	1.5	(0.3)	0.9

Cash Flows From Financing Activities:
Borrowings and payments of debt, net	(17.0)	(20.6)	7.1	(0.4)
Exercise of stock options	0.1	0.9	0.8	0.9

Total cash provided by (used in) financing activities	(16.9)	(19.7)	7.9	0.5

Net increase in cash and equivalents	3.5	2.6	4.4	1.0
Cash and equivalents, beginning of period	2.7	4.5	1.8	6.1

Cash and equivalents, end of period	$6.2	$7.1	$6.2	$7.1

Supplemental Disclosure of Cash Flow Information:
Interest paid	$0.6	$1.2	$1.2	$2.3
Income taxes refunded	4.2	4.0	5.2	4.0
Cash received from exercise of stock options	—	0.6	0.4	0.6
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
2. STOCK-BASED EMPLOYEE COMPENSATION
The Company recognized $0.8 million and $0.9 million in non-cash stock-based compensation in the six months ended June 30, 2008 and 2007, respectively. During the first six months of 2008, the Company granted an aggregate of 452,750 shares of restricted stock at a combined weighted average fair market value of $3.95 under its 2005 Executive Incentive Compensation Plan. The restricted shares vest in three equal installments on the first, second and third anniversaries of the respective grant dates. During the first six months of 2008, the Company granted an aggregate of 27,648 restricted stock units at a weighted average fair market value of $2.39 under its 2005 Non-Employee Directors Restricted Stock Plan. The restricted stock units vest on the first anniversary of the respective grant dates. The unearned compensation expense is being amortized into expense on a straight-line basis over the requisite service period for the entire award. As of June 30, 2008 and 2007, the total compensation expense not yet recognized related to all outstanding restricted stock/unit awards and non-vested options was approximately $2.5 million and $0.1 million, respectively.
3. DEBT
Debt consisted of the following (in millions):

	June 30,	December 31,	June 30,
	2008	2007	2007
Revolving credit facility	$32.9	$24.8	$42.9
Other obligations	0.8	1.8	2.3

Total debt	33.7	26.6	45.2
Less current portion	0.2	1.2	1.4

Long-term debt	$33.5	$25.4	$43.8

Credit Agreement — The Company has a five-year $160.0 million asset based senior secured revolving credit facility (“credit facility”). Borrowing availability under the credit facility is based on eligible accounts receivable and inventory. The Company has the right to add a real estate component to increase borrowing availability, but not in excess of the $160.0 million commitment. In July 2008, the Company added the real estate component to the borrowing base. The inclusion of the real estate component will initially provide approximately $25 million of additional borrowing capacity under the credit facility. The real estate component of the borrowing base amortizes monthly over ten years on a straight-line basis. Additionally, the credit facility includes an option to request an increase in the size of the facility by up to an additional $40.0 million, subject to certain conditions and approvals. The Company must also pay a fee in the range of 0.25% to 0.32% per annum on the average daily-unused amount of the revolving credit commitment. The entire unpaid balance under the credit facility is due and payable on October 20, 2011, the maturity date of the credit facility.

At June 30, 2008, under the credit facility the Company had revolving credit borrowings of $32.9 million outstanding at a weighted average interest rate of 3.85%, letters of credit outstanding totaling $5.2 million, primarily for health and workers’ compensation insurance, and $62.8 million of additional borrowing capacity. In addition, the Company had $0.8 million of other obligations outstanding at June 30, 2008.
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
Huttig has been identified as a potentially responsible party in connection with the clean up of contamination at a formerly owned property in Montana that was used for the manufacture of wood windows and at a currently-owned facility in Prineville, Oregon, in connection with the clean up of petroleum hydrocarbons and PCP discovered in soil and groundwater at the facility. As of June 30, 2008, the Company had accrued approximately $0.8 million for future costs of remediating these sites. However, until a final remedy is selected by the respective state departments of environmental quality, management cannot estimate the top of the range of loss or cost to Huttig of the final remediation order.
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
5. BASIC AND DILUTED SHARES
For the six months ended June 30, 2008 and 2007 and for the three months ended June 30, 2008, all outstanding stock options and all non-vested restricted shares/units were anti-dilutive and, therefore, were not included in the computations of diluted income per share amounts. For the three months ended June 30, 2007, stock options to purchase 278,000 shares were anti-dilutive. At June 30, 2008, the Company had 522,812 stock options and an aggregate of 685,609 shares of restricted stock and restricted stock units outstanding.

6. BRANCH CLOSURES AND OTHER SEVERANCE
In the first half of 2008, the Company recorded $0.3 million in net inventory losses related to branch closures in “Cost of sales” and $1.0 million of expense in “Operating expenses” related to branch closures. In the first half of 2007, the Company recorded $1.0 million in net inventory losses in “Cost of sales” and $2.7 million of expense in “Operating expenses” related to closed branches.
At June 30, 2008, the Company had $1.4 million in accruals related to severance and the remaining building lease rentals for closed branches that will be paid out over the terms of the various leases through 2015.
Branch Closure Reserve and Other Accrued Severance (in millions):

		Operating
	Inventory	Expenses	Total
Balance December 31, 2007	$—	$1.8	$1.8
Branch closures and other severance	0.3	1.0	1.3
Amount paid/utilized	(0.3)	(1.4)	(1.7)

Balance June 30, 2008	$—	$1.4	$1.4

7. ASSET IMPAIRMENT
During the first half of 2008, the Company determined that, based on a further decline in actual and forecasted operating results at certain of its reporting units, an interim test for goodwill impairment was necessary for the impacted units. In determining if there was impairment, the Company first compared the fair value of the reporting unit (calculated by discounting projected cash flows and earnings multiples) to the carrying value. Because the carrying value of certain reporting units exceeded the fair value, the Company allocated the fair value to the assets and liabilities of the units and determined that the fair value of the implied goodwill was lower than what was recorded. Accordingly, goodwill impairment charges of $7.0 million were recorded for these reporting units in the Consolidated Statements of Operations. At June 30, 2008, Huttig had $11.2 million remaining in goodwill. A prolonged continuation of the current downturn and any future unanticipated downturns in the markets the Company serves could result in further goodwill impairment charges in future periods.
8. INCOME TAXES
The Company had long-term net deferred tax assets of $7.9 million at June 30, 2008. Management believes it is more likely than not that with its projections of future taxable income, including available tax planning strategies, and after consideration of the valuation allowance, the Company will generate sufficient taxable income to realize the benefits of the net deferred tax assets existing at June 30, 2008. In order to realize the net deferred tax assets existing at June 30, 2008, the Company will need to generate future taxable income of approximately $33.1 million. There can be no assurance, however, that the Company will generate sufficient taxable income to realize the full benefit of the existing net deferred tax assets. In addition, the Company believes it is likely that a valuation allowance will need to be established for additional deferred tax assets generated in conjunction with losses incurred in future periods.
9. SUBSEQUENT EVENT
On August 5, 2008, the Company announced the closing of its Springfield, Missouri branch. This branch is relatively small and operates in a difficult housing market. The Company expects to incur between $1.6 and $1.8 million in operating charges related to this branch closure during the third and fourth quarters of 2008, comprised of between $1.3 and $1.5 million for asset write-offs and transfer costs, approximately $0.1 million for building lease rentals and approximately $0.2 million for employee severance payments. The Company expects approximately $0.4 million of these charges to be cash payments, including the building lease rentals being paid out over the remaining term of the lease in 2008 and 2009.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Huttig is a distributor of building materials used principally in new residential construction and in home improvement, remodeling and repair work. We distribute our products through 32 distribution centers serving 41 states and sell primarily to building materials dealers, national buying groups, home centers and industrial users, including makers of manufactured homes.
The following table sets forth our sales from continuing operations, by product classification as a percentage of total sales:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Millwork(1)	43%	49%	46%	50%
General Building Products(2)	45%	37%	43%	36%
Wood Products(3)	12%	14%	11%	14%

Total Net Product Sales	100%	100%	100%	100%

(1)	Millwork includes exterior and interior doors, pre-hung door units, windows, patio doors, mouldings, frames, stair parts and columns.

(2)	General building products include composite decking, connectors, fasteners, housewrap, roofing products, insulation and other miscellaneous building products.

(3)	Wood products include engineered wood products and other wood products, such as lumber and panels.
Industry Conditions
Various factors historically have caused our results of operations to fluctuate from period to period. These factors include levels of construction, home improvement and remodeling activity, weather, prices of commodity wood, steel and petroleum-based products, fuel costs, interest rates, competitive pressures, availability of credit and other local, regional and national economic conditions. Many of these factors are cyclical or seasonal in nature. During the past two years, our results of operations have been adversely affected by the severe downturn in new housing activity in the United States. We expect the severe downturn in new housing activity to continue to adversely affect our operating results for at least the next twelve months. We anticipate that further fluctuations in operating results from period to period will continue in the future. Our first quarter and fourth quarter are generally adversely affected by winter weather patterns in the Midwest and Northeast, which typically result in seasonal decreases in levels of construction activity in these areas. Because much of our overhead and expenses remain relatively fixed throughout the year, our operating profits tend to be lower during the first and fourth quarters.
We believe we have the product offerings, warehouse and support facilities, personnel, systems infrastructure and financial and competitive resources necessary for continued business success. Our future revenues, costs and profitability, however, are all likely to be influenced by a number of risks and uncertainties, including those discussed under “Cautionary Statement” below.
Critical Accounting Policies
We prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles, which require management to make estimates and assumptions. Management bases these estimates and assumptions on historical results and known trends as well as management forecasts. Actual results could differ from these estimates and assumptions. See our Annual Report on Form 10-K for the year ended December 31, 2007 in Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies.”
Results of Operations
Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007
Net sales from continuing operations for the second quarter of 2008 were $195.4 million, which were $44.1 million, or approximately 18%, lower than the second quarter of 2007. Second quarter 2008 results were impacted by a 30% drop in housing starts to an average annualized rate of approximately 1.02 million, compared to approximately 1.46 million in the second quarter of 2007. We continue to anticipate decreased housing starts for the balance of 2008 versus 2007 based on the current level of housing activity and industry forecasts. As a result, we are continuing to examine our cost structure, looking for opportunities to reduce expenses and increase efficiencies.
Sales decreased in all product categories, except building products. General building products were relatively flat with the prior year at $88.4 million. Millwork sales decreased 28% to $84.0 million. Other wood products, mostly commodity products, decreased 27% to $16.8 million and engineered wood sales were down 40% to $6.2 million.
Gross margin decreased 20% to $36.7 million, or 18.8% of sales, as compared to $45.7 million, or 19.1% of sales, in the prior year period. Second quarter 2008 and 2007 results reflect the liquidation and write down of inventory at closed branches of $0.5 and $0.1 million, respectively. These items negatively impacted 2008 gross margin percentage by approximately 0.3%. In addition, second quarter 2008 gross margin percentage was negatively affected by a less favorable mix of millwork sales, a slightly higher mix of lower margin direct sales and lower vendor rebates earned. However, these factors were almost entirely offset by higher selling margins across all product categories.
Operating expenses decreased 10% to $39.6 million, or 20.3% of sales, in the 2008 second quarter, compared to $43.8 million, or 18.3% of sales, in the 2007 second quarter. Second quarter 2008 and 2007 results included $0.5 and $0.3 million in charges related to the cost reduction actions, respectively. Excluding these 2008 and 2007 second quarter charges, operating expenses decreased by $4.4 million primarily due to lower employee headcount and lower infrastructure levels as a result of the prior restructuring actions, partially offset by higher fuel and contract hauling costs and increased bad debt expense.
In the second quarter of 2007, we recognized a gain of $1.0 million on the sale of our Spokane, Washington facility.
Net interest expense decreased to $0.7 million in the 2008 second quarter from $1.2 million in the prior year second quarter due to lower interest rates and decreased borrowing levels.
Income taxes as a percentage of pre-tax loss for the three months ended June 30, 2008 and 2007 were approximately 31% and 35%, respectively. We had long-term net deferred tax assets of $7.9 million at June 30, 2008. We believe it is more likely than not that, considering our projections of future taxable income, including available tax planning strategies, and after consideration of the valuation allowance, we will generate sufficient taxable income to realize the benefits of the net deferred tax assets existing at June 30, 2008. In order to realize the net deferred tax assets existing at June 30, 2008, we will need to generate future taxable income of approximately $33.1 million. There can be no assurance we will generate sufficient taxable income to realize the full benefit of the existing net deferred tax assets. In addition, we believe it is likely that a valuation allowance will need to be established for any additional deferred tax assets generated in conjunction with losses incurred in future periods.
As a result of the foregoing factors, operating loss from continuing operations was $2.8 million in the 2008 second quarter, as compared to an operating profit of $2.9 million from continuing operations in the 2007 second quarter. Net loss from continuing operations was $2.4 million, or $0.11 per diluted share, in the 2008 second quarter, as compared to net profit from continuing operations of $1.1 million, or $0.05 per diluted share, in the 2007 second quarter.
Discontinued Operations
We recorded a $0.1 million after-tax loss from discontinued operations for environmental and litigation expenses associated with previously reported discontinued operations in the three months ended June 30, 2008.
Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007
Net sales from continuing operations for the six months ended June 30, 2008 were $362.2 million, which were $99.7 million, or approximately 22%, lower than in the first six months of 2007. The results for the six months ended June 30, 2008 were impacted by a 29% drop in housing starts to an average annualized rate of approximately 1.03 million, compared to approximately 1.46 million in the first six months of 2007. We continue to anticipate decreased housing starts for the balance of 2008 versus 2007 based on the current level of housing activity and industry forecasts.

Sales decreased in all product categories. Millwork sales decreased 29% to $165.9 million. General building products sales decreased 7% to $154.4 million. Other wood products, mostly commodity products, decreased 31% to $30.6 million and engineered wood sales were down 41% to $11.3 million.
Gross margin decreased 21% to $68.8 million, or 19.0% of sales, as compared to $87.5 million, or 18.9% of sales, in the prior year period. The results for first six months of 2008 and 2007 reflect the liquidation and net write down of inventory at closed branches of $0.3 and $1.0 million, respectively. These items negatively impacted 2008 and 2007 gross margin percentage by approximately 0.1% and 0.2%, respectively. In addition, the gross margin percentage in the first six months of 2008 was negatively impacted by a less favorable mix of millwork sales, offset by higher building products margins and more favorable inventory variances.
Operating expenses decreased 13% to $78.0 million, or 21.5% of sales, in the first six months of 2008, compared to $89.9 million, or 19.5% of sales, in the first six months of 2007. Results for the first six months of 2008 and 2007 included $1.0 and $2.7 million in charges related to the cost reduction actions, respectively. Excluding these charges, the first six months of 2008 operating expenses decreased by $10.2 million primarily due to lower employee headcount and lower infrastructure levels as a result of the prior restructuring actions, partially offset by higher fuel and contract hauling costs and increased bad debt expense.
During the first half of 2008, we determined that, based on a further decline in actual and forecasted operating results at certain of our reporting units, an interim test for goodwill impairment was necessary for the impacted units. In determining if there was impairment, we first compared the fair value of the reporting unit (calculated by discounting projected cash flows and earnings multiples) to the carrying value. Because the carrying value of certain reporting units exceeded the fair value, we allocated the fair value to the assets and liabilities of the units and determined that the fair value of the implied goodwill was lower than what was recorded. Accordingly, we recorded goodwill impairment charges of $7.0 million for these reporting units in the Consolidated Statements of Operations. At June 30, 2008, we had $11.2 million remaining in goodwill. A prolonged continuation of the current downturn and any future unanticipated downturns in the markets we serve could result in further goodwill impairment charges in future periods.
Net interest expense decreased to $1.4 million in the six months ended June 30, 2008 from $2.3 million in the prior year first six months due to lower interest rates and decreased borrowing levels.
Income taxes as a percentage of pre-tax loss for the six months ended June 30, 2008 and 2007 were approximately 30% and 34%, respectively.
As a result of the foregoing factors, operating loss from continuing operations was $16.1 million in the first six months of 2008, as compared to an operating loss of $0.9 million from continuing operations in the first six months of 2007. Net loss from continuing operations was $12.2 million, or $0.58 per diluted share, in the first six months of 2008, as compared to a net loss from continuing operations of $2.1 million, or $0.10 per diluted share, in the first six months of 2007.
Discontinued Operations
We recorded a $0.1 million and $0.2 million after-tax loss from discontinued operations for environmental and litigation expenses associated with previously reported discontinued operations in the six months ended June 30, 2008 and 2007, respectively.
Subsequent Event
On August 5, 2008, we announced the closing of our Springfield, Missouri branch. This branch is relatively small and operates in a difficult housing market. We expect to incur between $1.6 and $1.8 million in operating charges related to this branch closure during the third and fourth quarters of 2008, comprised of between $1.3 and $1.5 million for asset write-offs and transfer costs, approximately $0.1 million for building lease rentals and approximately $0.2 million for employee severance payments. We expect approximately $0.4 million of these charges to be cash payments, including the building lease rentals being paid out over the remaining term of the lease in 2008 and 2009.

Liquidity and Capital Resources
We depend on cash flow from operations and funds available under our revolving credit facility to finance seasonal working capital needs, capital expenditures and any acquisitions that we may undertake. Our working capital requirements are generally greatest in the second and third quarters, which reflect the seasonal nature of our business. The second and third quarters are also typically our strongest operating quarters, largely due to increased construction activities from more favorable weather throughout many of our markets compared to the first and fourth quarters. We typically generate cash from working capital reductions in the fourth quarter of the year and build working capital during the first quarter in preparation for our second and third quarters. We also maintain significant inventories to meet rapid delivery requirements of our customers and to enable us to obtain favorable pricing, delivery and service terms with our suppliers. At June 30, 2008, December 31, 2007 and June 30, 2007, inventories constituted approximately 37%, 42% and 39% of our total assets, respectively. We also closely monitor operating expenses and inventory levels during seasonally affected periods and, to the extent possible, manage variable operating costs to minimize seasonal effects on our profitability.
Operations. Cash used in operating activities increased $2.8 million to $3.2 million for the six months ended June 30, 2008 from cash used in operating activities of $0.4 million for the first six months of 2007. Accounts receivable increased by $14.2 million in the first six months of 2008, compared to an increase of $15.4 million in the first six months of 2007. Days sales outstanding decreased to 32.8 days at June 30, 2008, compared to 34.1 days at June 30, 2007, based on annualized sales for the respective immediately preceding quarter. Inventory decreased by $10.9 million in the 2008 first six months, compared to an increase of $4.8 million in the 2007 first six months. Annualized inventory turns, calculated as the ratio of annualized cost of goods sold for each three-month period ended June 30 divided by the average of the beginning and ending inventory balances for each such three-month period, were 7.5 turns at both June 30, 2008 and 2007. Accounts payable increased by $4.5 million and $18.5 million in the six-month periods ended June 30, 2008 and 2007, respectively.
Investing. In the six-month period ended June 30, 2008, net cash used in investing activities was $0.3 million, as compared to $0.9 million of net cash provided by investing activities in the six-month period ended June 30, 2007. We expended $0.8 million in the first half of 2008 primarily to purchase machinery and equipment at multiple branches compared to $2.0 million in the first half of 2007 related primarily to the purchase of computer software necessary to upgrade our enterprise resource planning system and to purchase machinery and equipment at multiple branch locations. In the 2007 first half, we received proceeds of $2.9 million and recorded gains on disposal of capital assets of $1.5 million as a result of our sales of the Grand Rapids, MI and Spokane, WA facilities.
Financing. Cash provided by financing activities for the first six months of 2008 primarily reflects a $7.1 million increase in net borrowings and $0.8 million received from stock options. Cash provided from financing activities for the first six months of 2007 primarily reflects $0.9 million received from stock options and a $0.4 million decrease in net borrowings.
Credit Agreement. We have a five-year $160.0 million asset based senior secured revolving credit facility (“credit facility”). Borrowing availability under the credit facility is based on eligible accounts receivable and inventory. We have the right to add a real estate component to increase borrowing availability, but not in excess of the $160.0 million commitment. In July 2008, the Company added the real estate component to the borrowing base. The inclusion of the real estate component will initially provide approximately $25 million of additional borrowing capacity under the credit facility. The real estate component of the borrowing base amortizes monthly over ten years on a straight-line basis. Additionally, the credit facility includes an option to request an increase in the size of the facility by up to an additional $40.0 million, subject to certain conditions and approvals. We must also pay a fee in the range of 0.25% to 0.32% per annum on the average daily-unused amount of the revolving credit commitment. The entire unpaid balance under the credit facility is due and payable on October 20, 2011, the maturity date of the credit facility.
At June 30, 2008, under the credit facility we had revolving credit borrowings of $32.9 million outstanding at a weighted average interest rate of 3.85%, letters of credit outstanding totaling $5.2 million, primarily for health and workers’ compensation insurance, and $62.8 million of additional borrowing capacity. Had the real estate component been included at June 30, 2008, the Company would have had approximately $88 million of total additional borrowing capacity under the credit facility. In addition, we had $0.8 of other obligations outstanding at June 30, 2008.
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
Off-Balance Sheet Arrangements
In addition to funds available from operating cash flows and our credit facility as described above, we use operating leases as a principal off-balance sheet financing technique. Operating leases are employed as an alternative to purchasing certain property, plant and equipment. See our Annual Report on Form 10-K for the year ended December 31, 2007 in Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Commitments and Contingencies.”
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
We have been identified as a potentially responsible party in connection with the clean up of contamination at a formerly owned property in Montana that was used for the manufacture of wood windows and at a currently-owned facility in Prineville, Oregon, in connection with the clean up of petroleum hydrocarbons and PCP discovered in soil and groundwater at the facility. As of June 30, 2008, we have accrued approximately $0.8 million for future costs of remediating these sites. However, until a final remedy is selected by the respective state departments of environmental quality, management cannot estimate the top of the range of loss or cost to us of the final remediation order.
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
Cautionary Statement
Certain statements in this Quarterly Report on Form 10-Q contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements regarding:
•	our expectation that known contingencies, including risks relating to environmental, product liability and other legal matters, will not have a material adverse effect on our financial position or cash flow;

•	our belief that there are no material environmental liabilities at any of our current or former distribution center locations;

•	our anticipation of decreased housing starts for the balance of 2008 as compared to 2007;

•	our belief that cash from operations and funds under our credit facility will be sufficient to meet our future liquidity and capital expenditure requirements;

•	our belief that it is more likely than not we will generate sufficient taxable income to realize the benefits of the net deferred tax assets existing at June 30, 2008;

•	our belief that it is likely that a valuation allowance will need to be established for any additional deferred tax assets generated in conjunction with losses incurred in future periods;

•	our expectation that the severe downturn in new housing activity will continue to adversely affect our operating results for at least the next twelve months;

•	our expectation regarding the amount we will incur in operating charges related to the Springfield, Missouri branch closure during the third and fourth quarters of 2008, including the amount of these charges that will be cash payments;

•	our belief that we have the product offerings, warehouse and support facilities, personnel, systems infrastructure and financial and competitive resources necessary for continued business success;

•	our liquidity and exposure to market risk; and

•	cyclical and seasonal trends.
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
These statements present management’s expectations, beliefs, plans and objectives regarding our future business and financial performance. These forward-looking statements are based on current projections, estimates, assumptions and judgments, and involve known and unknown risks and uncertainties. There are a number of factors that could cause our actual results to differ materially from those expressed or implied in the forward-looking statements. These factors include, but are not limited to, the following:
•	the strength of the national and local new residential construction and home improvement and remodeling markets, which in turn depend on factors such as:
•	interest rates;

•	immigration patterns;

•	job and household formation;

•	household prices;

•	tax policy;

•	regional demographics;

•	employment levels;

•	availability of credit;

•	inventory levels of new and existing homes for sale;

•	prices of wood and steel-based products;

•	fuel costs; and

•	consumer confidence;

•	the level of competition in our industry;

•	our relationships with suppliers of the products we distribute;

•	our ability to comply with availability requirements and the financial covenant under our revolving credit facility;

•	the financial condition and credit worthiness of our customers;

•	fluctuation in prices of wood and steel-based products;

•	cyclical and seasonal trends;

•	costs of complying with environmental laws and regulations,;

•	our exposure to product liability claims;

•	our ability to attract and retain key personnel;

•	risk of losses associated with accidents;

•	costs of complying with federal and state transportation regulations, as well as fluctuations in the cost of fuel;

•	accuracy of our assumptions underlying our projections of future taxable income, including available tax planning strategies; and

•	accuracy of our assumptions regarding the timing and amount of charges that we expect to incur in connection with the closing of our Springfield, Missouri branch.
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
ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have exposure to market risk as it relates to effects of changes in interest rates. We had debt outstanding at June 30, 2008 under our credit facility of $32.9 million.
All of our debt under our revolving credit facility accrues interest at a floating rate basis. If market interest rates for LIBOR had been different by an average of 1% for the six months ended June 30, 2008, our interest expense and income before taxes would have changed by $0.2 million. These amounts are determined by considering the impact of the hypothetical interest rates on our borrowing cost. This analysis does not consider the effects of any change in the overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management may take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our financial structure.
We are subject to periodic fluctuations in the price of wood, steel commodities, petrochemical-based products and fuel. Profitability is influenced by these changes as prices change between the time we buy and sell the wood, steel or petrochemical-based products. Profitability also is influenced by changes in prices in fuel. In addition, to the extent changes in interest rates affect the housing and remodeling market, we would be affected by such changes.
ITEM 4 — CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures — The Company, under the supervision and with the participation of our Disclosure Committee and management, including our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective as of June 30, 2008 in all material respects in (a) causing information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (b) causing such information to be accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control of Financial Reporting — There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS
See Note 4 — Contingencies of the Notes to Consolidated Financial Statements in Item 1 for information on legal proceedings in which the Company is involved. See also Part I, Item 3-“Legal Proceedings” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
We held our Annual Meeting of Shareholders on April 21, 2008. At the Annual Meeting, shareholders elected the following directors for terms of office expiring in 2011:

Director	Votes For	Votes Withheld
R.S. Evans	18,272,103	112,884
J. Keith Matheney	18,281,408	103,579
Steven A. Wise	15,094,066	3,290,921
As described on the proxy card in the Proxy Statement for the Annual Meeting, proxies received were voted, unless authority was withheld, in favor of the election of the three directors named above.
After the Annual Meeting, the term of office as director of the Company of each of the following directors continued: Michael A. Lupo, Delbert H. Tanner, Donald L. Glass, E. Thayer Bigelow, Richard S. Forté and Jon P. Vrabely.
A proposal to ratify the appointment of KPMG LLP as our independent registered public accounting firm for the year ending December 31, 2008 was approved, receiving 18,309,719 votes FOR and 47,953 votes AGAINST, with 27,317 ABSTENTIONS.
ITEM 5 — OTHER INFORMATION
Branch Closure
On August 5, 2008, the Company informed its employees of its decision to close its Springfield, Missouri branch. This action is being taken as part of the Company’s effort to appropriately adjust the size of its infrastructure in light of the continuing decline in housing starts. The Springfield branch is relatively small and operates in a difficult housing market. The Company expects this action to be completed in 2008.
The Company expects to incur between $1.6 and $1.8 million in operating charges related to this action during the third and fourth quarters of 2008, comprised of between $1.3 and $1.5 million for asset write-offs and transfer costs, approximately $0.1 million for building lease rentals and approximately $0.2 million for employee severance costs. The Company expects approximately $0.4 million of these charges to be cash payments, including the building lease rentals to be paid out over the remaining term of the lease in 2008 and 2009.

Additional Borrowing Capacity Under Credit Facility
In July 2008, the Company increased its borrowing capacity under its revolving credit facility by adding real estate to the pool of assets upon which borrowing capacity is based (the borrowing base). The inclusion of the real estate component will initially provide approximately $25 million of additional borrowing capacity. The real estate portion of the borrowing base amortizes monthly on a ten-year, straight-line basis. At June 30, 2008, prior to adding the real estate component, the Company’s additional borrowing capacity was $62.8 million.
ITEM 6 — EXHIBITS

Exhibit
Number	Description

3.1	Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Form 10 filed with the Securities and Exchange Commission on September 21, 1999.)

3.2	Amended and Restated Bylaws of the Company (as of September 26, 2007) (Incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the Securities and Exchange Commission on September 28, 2007.)

*10.1	Amended and Restated Executive Agreement between Huttig Building Products, Inc. and Jon Vrabely effective as of June 24, 2008.

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management plan or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUTTIG BUILDING PRODUCTS, INC.

/s/ Jon P. Vrabely

Date: August 8, 2008	Jon P. Vrabely
President, Chief Executive Officer
(Principal Executive Officer)

/s/ David L. Fleisher

Date: August 8, 2008	David L. Fleisher
Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description
*10.1	Amended and Restated Executive Agreement between Huttig Building Products, Inc. and Jon Vrabely effective as of June 24, 2008.

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management plan or compensatory plan or arrangement.