Form 10-Q
period 2008-09-30
HUTTIG BUILDING PRODUCTS INC
filed 2008-11-05
CIK 1093082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
Commission file number 1-14982

HUTTIG BUILDING PRODUCTS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	43-0334550 (I.R.S. Employer Identification No.)

555 Maryville University Drive Suite 400 St. Louis, Missouri (Address of principal executive offices)	63141 (Zip code)
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
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
     The number of shares of Common Stock outstanding on September 30, 2008 was 21,561,630 shares.

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED
(In Millions, Except Share and Per Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net sales	$182.8	$233.0	$545.0	$694.9
Cost of sales	149.8	189.7	443.2	564.0

Gross margin	33.0	43.3	101.8	130.9
Operating expenses	39.2	42.3	117.2	132.3
Goodwill impairment	0.1	—	7.1	—
Gain on disposal of capital assets	(0.1)	—	(0.2)	(1.5)

Operating income (loss)	(6.2)	1.0	(22.3)	0.1
Interest expense, net	0.6	1.1	2.0	3.4

Loss from continuing operations before income taxes	(6.8)	(0.1)	(24.3)	(3.3)
Provision (benefit) for income taxes	0.9	—	(4.4)	(1.1)

Loss from continuing operations	(7.7)	(0.1)	(19.9)	(2.2)
Loss from discontinued operations, net of taxes	—	—	(0.1)	(0.2)

Net loss	$(7.7)	$(0.1)	$(20.0)	$(2.4)

Net loss from continuing operations per share — basic and diluted	$(0.37)	$—	$(0.95)	$(0.11)
Net loss from discontinued operations per share — basic and diluted	—	—	(0.01)	(0.01)

Net loss per share — basic and diluted	$(0.37)	$—	$(0.96)	$(0.12)

Basic and diluted shares outstanding	20,980,795	20,632,439	20,902,929	20,515,563
See notes to unaudited consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Millions, Except Share and Per Share Data)

	September 30,	December 31,	September 30,
	2008	2007	2007
	(unaudited)		(unaudited)
ASSETS
CURRENT ASSETS:
Cash and equivalents	$7.1	$1.8	$12.0
Trade accounts receivable, net	64.8	56.1	84.0
Inventories, net	70.8	88.7	98.1
Other current assets	5.0	13.6	9.5

Total current assets	147.7	160.2	203.6

PROPERTY, PLANT AND EQUIPMENT
Land	5.6	5.6	5.7
Building and improvements	30.4	30.2	31.0
Machinery and equipment	29.6	30.0	30.1

Gross property, plant and equipment	65.6	65.8	66.8
Less accumulated depreciation	40.8	39.2	39.3

Property, plant and equipment, net	24.8	26.6	27.5

OTHER ASSETS:
Goodwill, net	11.2	18.3	18.9
Other	3.9	5.1	5.5
Deferred income taxes	6.8	2.5	2.5

Total other assets	21.9	25.9	26.9

TOTAL ASSETS	$194.4	$212.7	$258.0

See notes to unaudited consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Millions, Except Share and Per Share Data)

	September 30,	December 31,	September 30,
	2008	2007	2007
	(unaudited)		(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$0.4	$1.2	$0.9
Trade accounts payable	49.2	50.1	70.6
Deferred income taxes	5.3	5.3	5.1
Accrued compensation	5.1	6.3	6.2
Other accrued liabilities	13.7	15.9	15.3

Total current liabilities	73.7	78.8	98.1

NON-CURRENT LIABILITIES:
Long-term debt, less current maturities	32.3	25.4	45.7
Other non-current liabilities	2.9	4.2	4.4

Total non-current liabilities	35.2	29.6	50.1

SHAREHOLDERS’ EQUITY
Preferred shares; $.01 par (5,000,000 shares authorized)	—	—	—
Common shares; $.01 par (50,000,000 shares authorized:
21,561,630, 20,968,445 and 20,968,445 shares issued at September 30, 2008, December 31, 2007 and September 30, 2007, respectively)	0.2	0.2	0.2
Additional paid-in capital	37.1	36.1	35.6
Retained earnings	48.2	68.2	74.0
Less: Treasury shares, at cost (0, 32,219 and 9,386 shares at September 30, 2008, December 31, 2007 and September 30, 2007, respectively)	—	(0.2)	—

Total shareholders’ equity	85.5	104.3	109.8

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$194.4	$212.7	$258.0

See notes to unaudited consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
UNAUDITED
(In Millions)

	Common Shares	Additional		Treasury	Total
	Outstanding,	Paid-In	Retained	Shares,	Shareholders'
	at Par Value	Capital	Earnings	at Cost	Equity

Balance at January 1, 2008	$0.2	$36.1	$68.2	$(0.2)	$104.3

Net loss			(20.0)		(20.0)

Comprehensive loss					(20.0)

Restricted stock issued, net of forfeitures		(0.2)		0.2	—
Stock options exercised, net		0.1			0.1
Stock compensation		1.1			1.1

Balance at September 30, 2008	$0.2	$37.1	$48.2	$—	$85.5

See notes to unaudited consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(In Millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Cash Flows From Operating Activities:
Net loss	$(7.7)	$(0.1)	$(20.0)	$(2.4)
Adjustments to reconcile net loss to net cash provided by operating activities:
Net loss from discontinued operations	—	—	0.1	0.2
Depreciation and amortization	1.2	1.1	3.4	3.8
Stock compensation	0.4	0.4	1.2	1.3
Impairment of long-lived assets	0.3	—	7.3	0.5
Other adjustments	0.9	0.5	(4.7)	(0.9)
Changes in operating assets and liabilities:
Trade accounts receivable	5.5	5.5	(8.7)	(9.9)
Inventories	7.0	4.0	17.9	(0.8)
Trade accounts payable	(5.4)	(10.0)	(0.9)	8.5
Other	0.4	2.6	3.8	3.3

Total net cash provided by (used in) operating activities	2.6	4.0	(0.6)	3.6

Cash Flows From Investing Activities:
Capital expenditures	(0.9)	(0.6)	(1.7)	(2.6)
Proceeds from disposition of capital assets	0.1	0.1	0.6	3.0

Total cash provided by (used in) investing activities	(0.8)	(0.5)	(1.1)	0.4

Cash Flows From Financing Activities:
Borrowings and payments of debt, net	(1.0)	1.3	6.1	0.9
Exercise of stock options	0.1	0.1	0.9	1.0

Total cash provided by (used in) financing activities	(0.9)	1.4	7.0	1.9

Net increase in cash and equivalents	0.9	4.9	5.3	5.9
Cash and equivalents, beginning of period	6.2	7.1	1.8	6.1

Cash and equivalents, end of period	$7.1	$12.0	$7.1	$12.0

Supplemental Disclosure of Cash Flow Information:
Interest paid	$0.6	$1.0	$1.8	$3.3
Income taxes refunded	—	—	5.2	4.0
Cash received from exercise of stock options	—	—	0.4	0.8
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
2. STOCK-BASED EMPLOYEE COMPENSATION
The Company recognized $1.2 million and $1.3 million in non-cash stock-based compensation in the nine months ended September 30, 2008 and 2007, respectively. During the first nine months of 2008, the Company granted an aggregate of 452,750 shares of restricted stock at a combined weighted average fair market value of $3.95 per share under its 2005 Executive Incentive Compensation Plan. The restricted shares vest in three equal installments on the first, second and third anniversaries of the respective grant dates. During the first nine months of 2008, the Company granted 27,648 restricted stock units at a weighted average fair market value of $2.39 per share under its 2005 Non-Employee Directors Restricted Stock Plan. The restricted stock units vest on the first anniversary of the grant date. The unearned compensation expense is being amortized into expense on a straight-line basis over the requisite service period for the entire award. As of September 30, 2008, the total compensation expense not yet recognized related to all outstanding restricted stock/unit awards and non-vested options was approximately $2.2 million and less than $0.1 million, respectively.
3. DEBT
Debt consisted of the following (in millions):

	September 30,	December 31,	September 30,
	2008	2007	2007
Revolving credit facility	$32.0	$24.8	$45.0
Other obligations	0.7	1.8	1.6

Total debt	32.7	26.6	46.6
Less current portion	0.4	1.2	0.9

Long-term debt	$32.3	$25.4	$45.7

Credit Agreement — The Company has a five-year $160.0 million asset based senior secured revolving credit facility (“credit facility”). Borrowing availability under the credit facility is based on eligible accounts receivable, inventory and real estate. The Company added the real estate component to the borrowing base in July 2008. The inclusion of the real estate component initially provided approximately $25 million of additional borrowing capacity under the credit facility. The real estate component of the borrowing base amortizes monthly over ten years on a straight-line basis. Additionally, the credit facility includes an option to request an increase in the size of the facility by up to an additional $40.0 million, subject to certain conditions and approvals. The Company must also pay a fee in the range of 0.25% to 0.32% per annum on the average daily-unused amount of the revolving credit commitment. The entire unpaid balance under the credit facility is due and payable on October 20, 2011, the maturity date of the credit facility.

At September 30, 2008, under the credit facility the Company had revolving credit borrowings of $32.0 million outstanding at a weighted average interest rate of 3.76%, letters of credit outstanding totaling $5.2 million, primarily for health and workers’ compensation insurance, and $76.4 million of additional borrowing capacity. In addition, the Company had $0.7 million of other obligations outstanding at September 30, 2008.
The borrowings under the credit facility are collateralized by substantially all of the Company’s assets and are subject to certain operating limitations commonly applicable to a loan of this type, which, among other things, place limitations on indebtedness, liens, investments, mergers and acquisitions, dispositions of assets, cash dividends, stock repurchases and transactions with affiliates. The financial covenant in the credit facility is limited to a fixed charge coverage ratio to be tested only when excess borrowing availability, as defined in the credit facility, is less than $25.0 million, on a pro forma basis prior to consummation of certain significant business transactions outside the ordinary course of business, and prior to increasing the size of the facility.
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
Huttig has been identified as a potentially responsible party in connection with the clean up of contamination at a formerly owned property in Montana that was used for the manufacture of wood windows and at a currently-owned facility in Prineville, Oregon, in connection with the clean up of petroleum hydrocarbons and PCP discovered in soil and groundwater at the facility. As of September 30, 2008, the Company had accrued approximately $0.8 million for future costs of remediating these sites. However, until a final remedy is selected by the respective state departments of environmental quality, management cannot estimate the top of the range of loss or cost to Huttig of the final remediation order.
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
5. BASIC AND DILUTED SHARES
For the three and nine months ended September 30, 2008 and 2007, all outstanding stock options and all non-vested restricted shares/units were anti-dilutive and, therefore, were not included in the computations of diluted income per share amounts. At September 30, 2008, the Company had 512,500 stock options and an aggregate of 680,609 shares of restricted stock and restricted stock units outstanding.

6. BRANCH CLOSURES AND OTHER SEVERANCE
In the first nine months of 2008, the Company recorded $1.1 million in net inventory losses in “Cost of sales” and $2.1 million of expense in “Operating expenses” related to branch closures. In the first nine months of 2007, the Company recorded $1.0 million in net inventory losses in “Cost of sales” and $2.7 million of expense in “Operating expenses” related to branch closures.
At September 30, 2008, the Company had $1.5 million in accruals related to severance and the remaining building lease rentals for closed branches that will be paid out over the terms of the various leases through 2015.
Branch Closure Reserve and Other Accrued Severance (in millions):

		Operating
	Inventory	Expenses	Total
Balance December 31, 2007	$—	$1.8	$1.8
Branch closures and other severance	1.1	2.1	3.2
Amount paid/utilized	(1.1)	(2.4)	(3.5)

Balance September 30, 2008	$—	$1.5	$1.5

7. GOODWILL IMPAIRMENT
During the first nine months of 2008, the Company determined that, based on a further decline in actual and forecasted operating results at certain of its reporting units, an interim test for goodwill impairment was necessary for the impacted units. In determining if there was impairment, the Company first compared the fair value of the reporting unit (calculated by discounting projected cash flows and earnings multiples) to the carrying value. Because the carrying value of certain reporting units exceeded the fair value, the Company allocated the fair value to the assets and liabilities of the units and determined that the fair value of the implied goodwill was lower than what was recorded. Accordingly, goodwill impairment charges of $7.1 million were recorded for these reporting units in the Consolidated Statements of Operations. At September 30, 2008, the Company had $11.2 million remaining in goodwill. A prolonged continuation of the current downturn and any future unanticipated downturns in the markets the Company serves could result in further goodwill impairment charges in future periods.
8. INCOME TAXES
In accordance with the Financial Accounting Standards Board’s Statement of Financial Accounting Standards (SFAS) 109, Accounting for Income Taxes, the Company evaluates its deferred tax assets quarterly to determine if valuation allowances are required to offset the carrying value of future tax benefits. Due to the Company’s third quarter branch closures and further deterioration of the housing market in the third quarter 2008, we have determined that an additional valuation allowance should be established with regard to a portion of the deferred tax assets related to federal tax loss carryforwards. After recording these valuation allowances, the Company has net deferred tax assets of $6.8 million as of September 30, 2008. Management believes that it is more likely than not that, based upon its projections of future taxable income, including available tax planning strategies, the Company will generate sufficient future taxable income to realize the benefits of the $6.8 million net deferred tax assets existing at September 30, 2008. However, it is likely that additional valuation allowances will need to be established against deferred tax assets generated in conjunction with losses incurred in future periods.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Huttig is a distributor of building materials used principally in new residential construction and in home improvement, remodeling and repair work. We distribute our products through 31 distribution centers serving 44 states and sell primarily to building materials dealers, national buying groups, home centers and industrial users, including makers of manufactured homes.
The following table sets forth our sales from continuing operations, by product classification as a percentage of total sales:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Millwork(1)	43%	48%	45%	49%
General Building Products(2)	45%	39%	43%	37%
Wood Products(3)	12%	13%	12%	14%

Total Net Product Sales	100%	100%	100%	100%

(1)	Millwork includes exterior and interior doors, pre-hung door units, windows, patio doors, mouldings, frames, stair parts and columns.

(2)	General building products include composite decking, connectors, fasteners, housewrap, roofing products, insulation and other miscellaneous building products.

(3)	Wood products include engineered wood products and other wood products, such as lumber and panels.
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
Results of Operations
Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007
Net sales from continuing operations for the third quarter of 2008 were $182.8 million, which were $50.2 million, or approximately 22%, lower than the third quarter of 2007. Third quarter 2008 results were impacted by a 32% drop in housing starts to an average annualized rate of approximately .88 million, compared to approximately 1.30 million in the third quarter of 2007. We continue to anticipate decreased housing starts for the balance of 2008 versus 2007 based on the current level of housing activity and industry forecasts. As a result, we are continuing to examine our cost structure, looking for opportunities to reduce expenses and increase efficiencies.
Sales decreased in all product categories. General building products sales decreased 8% to $83.0 million. Millwork sales decreased 30% to $78.8 million. Other wood products, mostly commodity products, decreased 27% to $15.7 million and engineered wood sales were down 41% to $5.3 million.
Gross margin decreased 24% to $33.0 million, or 18.1% of sales, as compared to $43.3 million, or 18.6% of sales, in the prior year period. Third quarter 2008 results reflect the liquidation and net write down of inventory at closed branches of $0.8 million. These items negatively impacted 2008 gross margin percentage by approximately 0.4%. In addition, third quarter 2008 was negatively impacted by a less favorable mix of millwork sales partially offset by higher margins on building products, a more favorable mix of higher margin non-direct sales and lower customer rebates earned.
Operating expenses decreased 7% to $39.2 million, or 21.4% of sales, in the 2008 third quarter, compared to $42.3 million, or 18.2% of sales, in the 2007 third quarter. Third quarter 2008 results included $1.1 million in charges related to the cost reduction actions. Excluding these 2008 third quarter charges, operating expenses decreased by $4.2 million primarily due to lower employee headcount and lower infrastructure levels as a result of the prior restructuring actions, partially offset by higher fuel and contract hauling costs.
Net interest expense decreased to $0.6 million in the 2008 third quarter from $1.1 million in the prior year third quarter due to lower interest rates and decreased borrowing levels.
We recognized income tax expense of $0.9 in the third quarter of 2008 as we decreased our projections of the full year 2008 income tax benefit to 18% of income before taxes at September 30, 2008, from 31% at June 30, 2008. The decrease primarily related to our third quarter branch closures and additional deterioration of the housing market in the third quarter 2008, resulting in the Company recording a valuation allowance against a portion of it federal tax loss carryforward benefit. We had long-term deferred tax assets, net of valuation allowances, of $6.8 million at September 30, 2008. We believe it is more likely than not that, considering our projections of future taxable income, including available tax planning strategies, we will generate sufficient future taxable income to realize the benefits of the net deferred tax assets existing at September 30, 2008. However, we believe it is likely that a valuation allowance will need to be established for any additional deferred tax assets generated in conjunction with losses incurred in future periods.
As a result of the foregoing factors, operating loss from continuing operations was $6.2 million in the 2008 third quarter, as compared to $1.0 million of operating income from continuing operations in the 2007 third quarter. Net loss from continuing operations was $7.7 million, or $0.37 per diluted share, in the 2008 third quarter, as compared to a net loss from continuing operations of $0.1 million, or breakeven per diluted share, in the 2007 third quarter.
Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007
Net sales from continuing operations for the nine months ended September 30, 2008 were $545.0 million, which were $149.9 million, or approximately 22%, lower than in the first nine months of 2007. The results for the nine months ended September 30, 2008 were impacted by a 30% drop in housing starts to an average annualized rate of approximately .99 million, compared to approximately 1.40 million in the first nine months of 2007. We continue to anticipate decreased housing starts for the balance of 2008 versus 2007 based on the current level of housing activity and industry forecasts.
Sales decreased in all product categories. Millwork sales decreased 29% to $244.8 million. General building products sales decreased 7% to $237.3 million. Other wood products, mostly commodity products, decreased 30% to $46.2 million and engineered wood sales were down 41% to $16.7 million.
Gross margin decreased 22% to $101.8 million, or 18.7% of sales, as compared to $130.9 million, or 18.8% of sales, in the prior year period. The results for first nine months of 2008 and 2007 reflect the liquidation and net write down of inventory at closed branches of $1.1 and $1.0 million, respectively. These items negatively impacted 2008 and 2007 gross margin percentages by approximately 0.2% and 0.1%, respectively. In addition, the gross margin percentage in the first nine months of 2008 was negatively impacted by a less favorable mix of millwork sales, which was substantially offset by higher margins on building products and more favorable inventory variances.

Operating expenses decreased 11% to $117.2 million, or 21.5% of sales, in the first nine months of 2008, compared to $132.3 million, or 19.0% of sales, in the first nine months of 2007. Results for the first nine months of 2008 and 2007 included $2.1 and $2.7 million in charges related to the cost reduction actions, respectively. Excluding these charges, operating expenses in the first nine months of 2008 decreased by $14.5 million primarily due to lower employee headcount and lower infrastructure levels as a result of the prior restructuring actions, partially offset by higher fuel and contract hauling costs and increased bad debt expense.
During the first nine months of 2008, we determined that, based on a further decline in actual and forecasted operating results at certain of our reporting units, an interim test for goodwill impairment was necessary for the impacted units. In determining if there was impairment, we first compared the fair value of the reporting unit (calculated by discounting projected cash flows and earnings multiples) to the carrying value. Because the carrying value of certain reporting units exceeded the fair value, we allocated the fair value to the assets and liabilities of the units and determined that the fair value of the implied goodwill was lower than what was recorded. Accordingly, we recorded goodwill impairment charges of $7.1 million for these reporting units in the Consolidated Statements of Operations. At September 30, 2008, we had $11.2 million remaining in goodwill. A prolonged continuation of the current downturn and any future unanticipated downturns in the markets we serve could result in further goodwill impairment charges in future periods.
In the nine months ended September 30, 2007, we recognized gains of $0.5 million on the sale of our Grand Rapids, MI facility and $1.0 million on the sale of our Spokane, WA facility.
Net interest expense decreased to $2.0 million in the nine months ended September 30, 2008 from $3.4 million in the prior year first nine months due to lower interest rates and decreased borrowing levels.
Income taxes as a percentage of pre-tax loss for the nine months ended September 30, 2008 and 2007 were approximately 18% and 33%, respectively. We believe that the 18% rate will approximate the full year rate for 2008, and includes the impact of a valuation allowance established to offset a portion of our federal tax loss carryforward benefit. We had long-term net deferred tax assets of $6.8 million at September 30, 2008. We believe it is more likely than not that, considering our projections of future taxable income, including available tax planning strategies, we will generate sufficient future taxable income to realize the benefits of the net deferred tax assets existing at September 30, 2008. However, we believe it is likely that a valuation allowance will need to be established for any additional deferred tax assets generated in conjunction with losses incurred in future periods.
As a result of the foregoing factors, operating loss from continuing operations was $22.3 million in the first nine months of 2008, as compared to an operating profit of $0.1 million from continuing operations in the first nine months of 2007. Net loss from continuing operations was $19.9 million, or $0.95 per diluted share, in the first nine months of 2008, as compared to a net loss from continuing operations of $2.2 million, or $0.11 per diluted share, in the first nine months of 2007.
Discontinued Operations
We recorded a $0.1 million and $0.2 million after-tax loss from discontinued operations for environmental and litigation expenses associated with previously reported discontinued operations in the nine months ended September 30, 2008 and 2007, respectively.
Liquidity and Capital Resources
We depend on cash flow from operations and funds available under our revolving credit facility to finance seasonal working capital needs, capital expenditures and any acquisitions that we may undertake. Our working capital requirements are generally greatest in the second and third quarters, which reflect the seasonal nature of our business. The second and third quarters are also typically our strongest operating quarters, largely due to increased construction activities from more favorable weather throughout many of our markets compared to the first and fourth quarters. Absent unusual market conditions, we typically generate cash from working capital reductions in the fourth quarter of the year and build working capital during the first quarter in preparation for our second and third quarters. We also maintain significant inventories to meet rapid delivery requirements of our customers and to enable us to obtain favorable pricing, delivery and service terms with our suppliers. At September 30, 2008, December 31, 2007 and September 30, 2007, inventories constituted approximately 36%, 42% and 38% of our total assets, respectively. We also closely monitor operating expenses and inventory levels during seasonally affected periods and, to the extent possible, manage variable operating costs to minimize seasonal effects on our profitability.
Operations. Cash used in operating activities totaled $0.6 million for the nine months ended September 30, 2008 as compared to cash provided by operating activities of $3.6 million for the first nine months of 2007. Accounts receivable increased by $8.7 million in the first nine months of 2008, compared to an increase of $9.9 million in the first nine months of 2007. Days sales outstanding decreased to 32.3 days at September 30, 2008, compared to 32.9 days at September 30, 2007, based on annualized sales for the respective immediately preceding quarter. Inventory decreased by $17.9 million in the 2008 first nine months, compared to an increase of $0.8 million in the 2007 first nine months. Annualized inventory turns, calculated as the ratio of annualized cost of goods sold for each three-month period ended September 30 divided by the average of the beginning and ending inventory balances for each such three-month period, were 8.1 turns at September 30, 2008 compared to 7.6 at September 30, 2007. Accounts payable decreased by $0.9 million in the nine months ended September 30, 2008 as compared to an increase of $8.5 million in the nine months ended September 30, 2007.
Investing. In the nine-month period ended September 30, 2008, net cash used in investing activities was $1.1 million, as compared to $0.4 million of net cash provided by investing activities in the nine-month period ended September 30, 2007. We made capital expenditures of $1.7 million in the first nine months of 2008 primarily to purchase machinery and equipment at multiple branches. In the first nine months of 2007, we made capital expenditures of $2.6 million related primarily to the purchase of computer software necessary to upgrade our enterprise resource planning system and to purchase machinery and equipment at multiple branch locations. In the 2007 first nine months, we received proceeds of $2.9 million and recorded gains on disposal of capital assets of $1.5 million as a result of our sales of the Grand Rapids, MI and Spokane, WA facilities.
Financing. Cash provided by financing activities for the first nine months of 2008 primarily reflects a $6.1 million increase in net borrowings and $0.9 million from stock options. Cash provided from financing activities for the first nine months of 2007 primarily reflects $1.0 million from stock options and a $0.9 million increase in net borrowings.
Credit Agreement. We have a five-year $160.0 million asset based senior secured revolving credit facility (“credit facility”). Borrowing availability under the credit facility is based on eligible accounts receivable, inventory and real estate. We added the real estate component to the borrowing base in July 2008. The inclusion of the real estate component initially provided approximately $25 million of additional borrowing capacity under the credit facility. The real estate component of the borrowing base amortizes monthly over ten years on a straight-line basis. Additionally, the credit facility includes an option to request an increase in the size of the facility by up to an additional $40.0 million, subject to certain conditions and approvals. We must also pay a fee in the range of 0.25% to 0.32% per annum on the average daily-unused amount of the revolving credit commitment. The entire unpaid balance under the credit facility is due and payable on October 20, 2011, the maturity date of the credit facility.
At September 30, 2008, under the credit facility we had revolving credit borrowings of $32.0 million outstanding at a weighted average interest rate of 3.76%, letters of credit outstanding totaling $5.2 million, primarily for health and workers’ compensation insurance, and $76.4 million of additional borrowing capacity. In addition, we had $0.7 million of other obligations outstanding at September 30, 2008. Given the Company’s current LIBOR based borrowing rates, we expect the weighted average interest rate under the credit facility will increase as the outstanding advances at September 30, 2008 roll-over in the fourth quarter of 2008.
The borrowings under the credit facility are collateralized by substantially all of our assets and are subject to certain operating limitations commonly applicable to a loan of this type, which, among other things, place limitations on indebtedness, liens, investments, mergers and acquisitions dispositions of assets, cash dividends, stock repurchases and transactions with affiliates. The financial covenant in the credit facility is limited to a fixed charge coverage ratio to be tested only when excess borrowing availability, as defined, is less than $25.0 million, on a pro forma basis prior to consummation of certain significant business transactions outside the ordinary course of business, and prior to increasing the size of the facility.
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
We have been identified as a potentially responsible party in connection with the clean up of contamination at a formerly owned property in Montana that was used for the manufacture of wood windows and at a currently-owned facility in Prineville, Oregon, in connection with the clean up of petroleum hydrocarbons and PCP discovered in soil and groundwater at the facility. As of September 30, 2008, we have accrued approximately $0.8 million for future costs of remediating these sites. However, until a final remedy is selected by the respective state departments of environmental quality, management cannot estimate the top of the range of loss or cost to us of the final remediation order.
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
Cautionary Statement
Certain statements in this Quarterly Report on Form 10-Q contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements regarding:
•	our expectation that known contingencies, including risks relating to environmental, product liability and other legal matters, will not have a material adverse effect on our financial position or cash flow;

•	our belief that there are no material environmental liabilities at any of our distribution center locations;

•	our anticipation of decreased housing starts for the balance of 2008 as compared to 2007;

•	our belief that the weighted average interest rate under our credit facilities will increase as the outstanding advances roll over in the fourth quarter of 2008;

•	our belief that cash from operations and funds under our credit facility will be sufficient to meet our future liquidity and capital expenditure requirements;

•	our belief that it is more likely than not we will generate sufficient taxable income to realize the benefits of the net deferred tax assets existing at September 30, 2008;

•	our belief that it is likely that a valuation allowance will need to be established for any additional deferred tax assets generated in conjunction with losses incurred in future periods;

•	our expectation that the severe downturn in new housing activity will continue to adversely affect our operating results for at least the next twelve months;

•	our estimate of the annualized effective tax rate for 2008;

•	our belief that we have the product offerings, warehouse and support facilities, personnel, systems infrastructure and financial and competitive resources necessary for continued business success;

•	our liquidity and exposure to market risk; and

•	cyclical and seasonal trends.
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
ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have exposure to market risk as it relates to effects of changes in interest rates. We had debt outstanding at September 30, 2008 under our credit facility of $32.0 million.
All of our debt under our revolving credit facility accrues interest at a floating rate basis. If market interest rates for LIBOR had been different by an average of 1% for the nine months ended September 30, 2008, our interest expense and income before taxes would have changed by $0.3 million. These amounts are determined by considering the impact of the hypothetical interest rates on our borrowing cost. This analysis does not consider the effects of any change in the overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management may take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our financial structure.
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
ITEM 4 — CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures — The Company, under the supervision and with the participation of our Disclosure Committee and management, including our Chief Executive Officer and our Interim Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and our Interim Chief Financial Officer concluded that our disclosure controls and procedures are effective as of September 30, 2008 in all material respects in (a) causing information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (b) causing such information to be accumulated and communicated to our management, including our Chief Executive Officer and our Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control of Financial Reporting — There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS
See Note 4 — Contingencies of the Notes to Consolidated Financial Statements in Item 1 for information on legal proceedings in which the Company is involved. See also Part I, Item 3-“Legal Proceedings” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
ITEM 1A — RISK FACTORS
The information contained in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, along with the matters addressed in the following discussion, represent those factors that we presently believe could materially adversely affect our business, financial condition and results in the future. Additional risks and uncertainties not now known to us or that we now believe to be immaterial also may materially adversely affect our business, financial condition and results of operations in the future.
Our common stock could be delisted by the New York Stock Exchange if we do not comply with its continued listing standards.
Our common stock is listed on the New York Stock Exchange. Under the NYSE’s continued listing standards, if our average market capitalization over 30 consecutive trading days is less than $25 million, our stock would be delisted automatically from the NYSE. As of November 5, 2008, our market capitalization has closed below $25 million for 6 of the last 30 trading days and our average market capitalization for the period is approximately $32.4 million. We cannot provide any assurance that our average market capitalization will continue to exceed $25 million in the future or that we can continue to comply with other NYSE continued listing standards. If our common stock is delisted from the NYSE, it will likely be quoted on the over-the-counter market, or “pink sheets”. Delisting of our common stock from the NYSE would likely reduce the liquidity of an investment in our common stock and could also make it more difficult for us to raise capital in the future. In additions, efforts to maintain our listing on the NYSE or to arrange for the listing or quotation of our common stock on another exchange or quotation system may result in the incurrence of costs that are material in any given period.
ITEM 6 — EXHIBITS

Exhibit
Number	Description

3.1	Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Form 10 filed with the Securities and Exchange Commission on September 21, 1999.)

3.2	Amended and Restated Bylaws of the Company (as of September 26, 2007) (Incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the Securities and Exchange Commission on September 28, 2007.)

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUTTIG BUILDING PRODUCTS, INC.
Date: November 5, 2008	/s/ Jon P. Vrabely
Jon P. Vrabely
President, Chief Executive Officer (Principal Executive Officer)

Date: November 5, 2008	/s/ Kenneth L. Young
Kenneth L. Young
Interim Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.