Form 10-K
period 2008-12-31
HUTTIG BUILDING PRODUCTS INC
filed 2009-03-04
CIK 1093082

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
(314) 216-2600
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

(Title of Each Class)	(Name of Each Exchange on Which Registered)
Common Stock, par value $.01 per share	None
Preferred Share Purchase Rights	None

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of the last business day of the quarter ended June 30, 2008 was approximately $27 million. For purposes of this calculation only, the registrant has excluded stock beneficially owned by the registrants’ directors and officers. By doing so, the registrant does not admit that such persons are affiliates within the meaning of Rule 405 under the Securities Act of 1933 or for any other purposes.

The number of shares of Common Stock outstanding on February 16, 2009 was 22,037,716 shares.

DOCUMENTS INCORPORATED HEREIN BY REFERENCE.

Parts of the registrant’s definitive proxy statement for the 2009 Annual Meeting of Shareholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

PART I

ITEM 1 —	BUSINESS

General

Huttig Building Products, Inc., a Delaware corporation incorporated in 1913, is one of the largest domestic distributors of millwork, building materials and wood products used principally in new residential construction and in home improvement, remodeling and repair work. We purchase from leading manufacturers and we distribute our products through 30 wholesale distribution centers serving 45 states. Our distribution centers sell principally to building materials dealers, national buying groups, home centers and industrial users, including makers of manufactured homes. For the year ended December 31, 2008, we generated net sales of $671.0 million.

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

We serve our customers, whether a local dealer or a national account, through our 30 wholesale distribution centers. This approach enables us to work with our customers and suppliers to ensure that local inventory levels, merchandising, purchasing and pricing are tailored to the requirements of each market. Each distribution center also has access to our single-platform nation-wide inventory management system. This provides the local manager with real-time inventory availability and pricing information. We also support our distribution centers with credit and financial controls, training and marketing programs and human resources expertise. We believe that these distribution capabilities and efficiencies offer us a competitive advantage as compared to those of local and regional competitors.

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

New housing activity in the United States is currently in a severe downturn, which is expected to continue during 2009. New housing starts in the United States decreased to approximately 0.9 million in 2008 from 1.4 million and 1.8 million in 2007 and 2006, respectively, including 0.6 million single family residences in 2008 versus 1.0 million and 1.5 million in 2007 and 2006, respectively, based on data from the U.S. Census Bureau. According to the U.S. Census Bureau, total spending on new single family residential construction in 2008 was $186 billion.

The residential building materials distribution industry has undergone significant changes over the last three decades. Prior to the 1970s, residential building products were distributed almost exclusively by local dealers, such as lumberyards and hardware stores. These channels served both the retail consumer and the professional builder. Dealers generally purchased their products from wholesale distributors and sold building products directly to homeowners, contractors and homebuilders. In the late 1970s and 1980s, substantial changes began to occur in the retail distribution of building products. The introduction of the mass retail, big box format by The Home Depot and Lowe’s began to alter this distribution channel, particularly in metropolitan markets. They began displacing local dealers by selling a broad range of competitively priced building materials to the homeowner and small home improvement contractors. We generally do not compete with building products mass retailers such as The Home Depot and Lowe’s. Their business model for building products is primarily suited to sell products that require little or no differentiation and that turn over in very high volumes. Conversely, a substantial portion of our product offering consists of products that typically require intermediate value-added handling and/or a large breadth of SKUs. Furthermore, we do not sell directly to retail customers.

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

	2008	2007	2006

Millwork	46%	50%	54%
General Building Products	43%	37%	32%
Wood Products	11%	13%	14%

Customers

During 2008, we served over 6,400 customers, with no single customer accounting for more than 9% of our sales. Building materials pro dealers represent our single largest customer group. Our top 10 customers accounted for approximately 35% of our total sales in 2008.

Within the pro dealer category, a growing number of our customers represent national accounts. These are large pro dealers that operate in more than one state or region. We sell to pro dealer national accounts such as Pro-Build, 84 Lumber, Stock Building Supply, BMC West and Builders FirstSource. To a much lesser extent, we also sell to the home centers. We believe that our size, which lets us purchase in bulk, achieve operating efficiencies, operate on a national scale and offer competitive pricing, makes us well suited to service the consolidating pro dealer community. During 2008, our sales to national accounts, including buying groups, were 37% of our total sales, an increase from 35% of our total sales in 2007.

Organization

Huttig operates on a nation-wide basis. Customer sales are conducted principally through 30 distribution centers serving 45 states. Distribution centers are organized into two regions, primarily divided between branches east and west of St. Louis, Missouri. Administrative and executive management functions are centralized in a headquarters office located in St. Louis, Missouri. We believe that this structure permits us to be closer to our customers and serve them better, while being able to take advantage of certain scale efficiencies that come from our size.

Headquarter functions include those activities that can be shared across our full distribution platform. These include items such as treasury management, accounting, information technology, human resources, legal, internal audit and investor relations along with small corporate operations, marketing and product management groups.

Operating responsibility resides with each distribution center’s general manager. The general manager assumes responsibility for daily operations, inventory management and on-site personnel and logistics. Each distribution center generally maintains its own separate sales and warehouse staffs supported by a small administrative team.

Sales

Sales responsibility principally lies with general managers at our distribution centers. The sales function is generally divided into two channels: outside sales and inside sales. Our outside field representatives make on-site calls to local and regional customers. Our inside sales people generally receive telephone orders from customers. In addition, we maintain a national account sales team that serves customers that span multiple regions. Our outside sales force is generally compensated by a base salary plus commissions determined primarily on sales margin.

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

We purchased products from more than 1,000 different suppliers in 2008. We generally negotiate with our major suppliers on a national basis to leverage our total volume purchasing power, which we believe provides us with an advantage over our locally based competitors. The majority of our purchases are made from suppliers that offer payment discounts and volume-related incentive programs. Although we generally do not have exclusive distribution rights for our key products and we do not have long-term contracts with many of our suppliers, we believe our national footprint, buying power and distribution network makes us an attractive distributor for many manufacturers. Moreover, we have long-standing relationships with many of our key suppliers.

We regularly evaluate opportunities to introduce new products. This is primarily driven by customer demand or market requirements. We have found that customers generally welcome a greater breadth of product offering as it can improve their purchasing and operating efficiencies by providing for “one stop” shopping. Similarly, selectively broadening our product offering enables us to drive additional products through our distribution system, thereby increasing the efficiency of our operations by better utilizing our existing infrastructure.

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

Our size and geographic coverage are advantageous in obtaining and retaining distribution rights for brand name products. Our size also permits us to attract experienced sales and service personnel and gives us the resources to provide company-wide sales, product and service training programs. By working closely with our customers and suppliers and utilizing our single information technology platform, we believe our branches are well-positioned to maintain appropriate inventory levels and to deliver completed orders on time.

Seasonality and Working Capital

Various cyclical and seasonal factors, such as general economic conditions and weather, historically have caused our results of operations to fluctuate from period to period. Our size, extensive nation-wide operating model and the geographic diversity of our distribution centers to some extent mitigate our exposure to these cyclical and seasonal factors. These factors include levels of new construction, home improvement and remodeling activity, weather, interest rates and other local, regional and national economic conditions. During the past three years, our results of operations have been adversely affected by the severe downturn in new housing activity in the United States. We expect this downturn to continue during 2009 based on the current level of housing activity and industry forecasts for 2009. We anticipate that fluctuations from period to period will continue in the future. Our first and fourth quarters are generally adversely affected by winter weather patterns in the Midwest and Northeast, which typically result in seasonal decreases in levels of construction activity in these areas. Because much of our overhead and expenses remain relatively fixed throughout the year, our operating profits also tend to be lower during the first and fourth quarters. In addition, other weather patterns, such as hurricane season in the Southeast region of the United States during the third and fourth quarters, can have an adverse impact on our profits in a particular period.

We depend on cash flow from operating activities and funds available under our secured credit facility to finance seasonal working capital needs, capital expenditures and any acquisitions that we may undertake. We typically generate cash from working capital reductions in the fourth quarter of the year and build working capital during the first quarter in preparation for our second and third quarters. Our working capital requirements are generally greatest in the second and third quarters, reflecting the seasonal nature of our business. The second and third quarters are also typically our strongest operating quarters, largely due to more favorable weather throughout many of our markets compared to the first and fourth quarters. We maintain significant inventories to meet rapid delivery requirements of our customers and to enable us to obtain favorable pricing, delivery and service terms with our suppliers. At December 31, 2008 and 2007, inventories constituted approximately 41% and 42% of our total assets, respectively. We closely monitor operating expenses and inventory levels during seasonally affected periods and, to the extent possible, manage variable operating costs to minimize seasonal effects on our profitability.

Credit

Huttig’s corporate management establishes an overall credit policy for sales to customers and then delegates responsibility for most credit decisions to credit personnel located within our two regions. Our credit policies, together with careful monitoring of customer balances, have resulted in bad debt expense of less than 0.3% of net sales in 2008 and less than 0.1% during 2007 and 2006. The increase in 2008 relates primarily to the downturn in business of our customers. Approximately 98% of our sales in 2008 were to customers to whom we had provided credit for those sales.

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

Huttig has no material patents, trademarks, licenses, franchises or concessions other than the Huttig Building Products® name and logo, which are registered trademarks.

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

We have been identified as a potentially responsible party in connection with the cleanup of contamination at a formerly owned property in Montana and currently owned property in Oregon. See Part I, Item 3 — “Legal Proceedings.”

In addition, some of our current and former distribution centers are located in areas of current or former industrial activity where environmental contamination may have occurred, and for which we, among others, could be held responsible. We currently believe that there are no material environmental liabilities at any of our distribution center locations.

Employees

As of December 31, 2008, we employed approximately 1,200 persons, of which approximately 13% were represented by unions. We have not experienced any significant strikes or other work interruptions in recent years and have maintained generally favorable relations with our employees.

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

The homebuilding industry is in a prolonged significant downturn and any further downturn or sustained continuation of the current downturn will continue to materially affect our business, liquidity and operating results

The downturn in the residential construction market is in its third year and it has become one of the most severe housing downturns in U.S. history. Currently, the U.S. economy appears to be heading into a deepening recession. There is an oversupply of unsold homes on the market coupled with tighter lending requirements from financial institutions. As a result, the pool of qualified home buyers has declined significantly. Moreover, the government’s legislative and administrative measures aimed at restoring liquidity to the credit markets and providing relief to homeowners facing foreclosure have only recently begun. It is unclear whether these measures will effectively stabilize prices and home values or restore confidence and increase demand in the homebuilding industry.

Our sales depend heavily on the strength of national and local new residential construction and home improvement and remodeling markets. The strength of these markets depends on new housing starts and residential renovation projects, which are a function of many factors beyond our control. Some of these factors include employment levels, job and household formation, interest rates, housing prices, tax policy, availability of mortgage financing, prices of commodity wood and steel products, immigration patterns, regional demographics and consumer confidence. In particular, an increase in the unemployment levels in 2008 and a further increase in early 2009 appear certain.

During the past three years, our results of operations have been adversely affected by the severe downturn in new housing activity in the United States which is expected to continue during 2009. A prolonged continuation of the current downturn and any future downturns in the markets that we serve or in the economy generally will have a material adverse effect on our operating results, liquidity and financial condition, including but not limited to the valuation of our goodwill and deferred tax assets. Reduced levels of construction activity may result in continued intense price competition among building materials suppliers, which may adversely affect our gross margins. We can not provide assurance that our responses to the downturn or the government’s attempts to address the troubles in the economy will be successful.

The industry in which we compete is highly cyclical, and any downturn resulting in lower demand or increased supply would have a materially adverse impact on our financial results.

The building products distribution industry is subject to cyclical market pressures caused by a number of factors that are out of our control, such as general economic and political conditions, inventory levels of new and existing homes for sale, levels of new construction, home improvement and remodeling activity, interest rates and population growth. To the extent that cyclical market factors adversely impact overall demand for building products or the prices that we can charge for our products, our net sales and margins would likely decline in the same time frame as the cyclical downturn occurs. Because much of our overhead and expense is relatively fixed in nature, a decrease in sales and margin generally has a significant adverse impact on our results of operations. For example, during the past three years, our results of operations have been adversely affected by the severe downturn in new housing activity in the United States. Also, to the extent our customers experience downturns in business, our ability to collect our receivables could be adversely affected. Finally, the unpredictable nature of the cyclical market factors that impact our industry make it difficult to forecast our operating results.

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

We are party to a five-year $160.0 million asset based senior secured revolving credit facility which contains a minimum fixed charge coverage ratio that is tested when our excess borrowing availability, as defined, is less than $25.0 million. This agreement matures in October 2011. Our excess committed borrowing availability at December 31, 2008 and February 16, 2009 was $44.5 million and $39.6 million, respectively. Our excess borrowing availability could drop below $25.0 million and we would be required to meet the minimum fixed charge coverage ratio. As of December 31, 2008 and February 16, 2009, we would not have met the minimum fixed charged overage ratio, and we believe we will not achieve sufficient financial results necessary to satisfy this covenant if it were required to be tested. If we were unable to maintain excess borrowing availability of more than $25.0 million and were also unable to comply with this financial covenant, our lenders would have the right, but not the obligation, to terminate the loan commitments and accelerate the repayment of the entire amount outstanding under the credit facility. The lenders also could foreclose on our assets that secure our credit facility. In that event, we would be forced to seek alternative sources of financing, which may not be available on terms acceptable to us, or at all.

Compliance with the restrictions and the financial covenant under our credit agreement will likely limit, at least in the near term, the amount available to us for borrowing under that facility and may limit management’s discretion with respect to certain business matters.

The borrowings under our credit agreement are collateralized by substantially all of the Company’s assets, including accounts receivable, inventory and property and equipment, and are subject to certain operating limitations commonly applicable to a loan of this type, which, among other things, place limitations on indebtedness, liens, investments, mergers and acquisitions, dispositions of assets, cash dividends, stock repurchases and transactions with affiliates. A minimum fixed charge coverage ratio must be tested on a pro forma basis prior to consummation of certain significant business transactions outside the Company’s ordinary course of business and prior to increasing the size of the facility. These restrictions may limit management’s ability to operate our business in accordance with management’s discretion, which could limit our ability to pursue certain strategic objectives.

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

Goodwill is a significant portion of our total assets and is tested for impairment at least annually, which could result in a material non-cash write-down of goodwill.

Goodwill is subject to impairment tests at least annually and between annual tests in certain circumstances. During 2008, we recorded non-cash impairment charges of goodwill of $8.7 million primarily related to a reduction in fair value of some of our reporting units primarily as a result of the continuing downturn in the residential construction market. At December 31, 2008 we had goodwill assets of $9.6 million. We may be required to incur additional non-cash impairment charges in the future that could have a material adverse effect on our financial results in any such period.

We face the risks that product liability claims and other legal proceedings relating to the products we distribute may adversely affect our business and results of operations.

As is the case with other companies in our industry, we face the risk of product liability and other claims of the type that are typical to our industry in the event that the use of products that we have distributed causes personal injury or other damages. Product liability claims in the future, regardless of their ultimate outcome and whether or not covered under our insurance policies or indemnified by our suppliers, could result in costly litigation and have a material adverse effect on our business and results of operations.

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

Approximately 13% of our employees are represented by labor unions as of December 31, 2008. As of December 31, 2008, we had 9 collective bargaining agreements. We may become subject to significant wage increases or additional work rules imposed by future agreements with labor unions representing our employees. Any such cost increases or new work rule implementation could increase our selling, general and administrative expenses to a material extent. In addition, although we have not experienced any strikes or other significant work interruptions in recent years and have maintained generally favorable relations with our employees, no assurance can be given that there will not be any work stoppages or other labor disturbances in the future, which could adversely impact our financial results.

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

As of December 31, 2008, we use our own fleet of approximately 220 tractors, 15 trucks and 390 trailers to service customers throughout the United States. The U.S. Department of Transportation, or DOT, regulates our operations, and we are subject to safety requirements prescribed by the DOT. Vehicle dimensions and driver hours of service also are subject to both federal and state regulation. More restrictive limitations on vehicle weight and size, trailer length and configuration, or driver hours of service would increase our costs.

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

Our corporate headquarters is located at 555 Maryville University Drive, Suite 400, St. Louis, Missouri 63141, in leased facilities. We lease approximately half of our distribution centers and own the balance. Warehouse space at distribution centers aggregated to approximately 3.2 million square feet as of December 31, 2008. Distribution centers range in size from 21,100 square feet to 260,000 square feet. The types of facilities at these centers vary by location, from traditional wholesale distribution warehouses to facilities with broad product offerings and capabilities for a wide range of value added services such as pre-hung door operations. We believe that our locations are well maintained and adequate for their purposes.

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

Environmental Matters

In 1995, Huttig was identified as a potentially responsible party in connection with the clean up of contamination at a formerly owned property in Montana that was used for the manufacture of wood windows. We are voluntarily remediating this property under the oversight of and in cooperation with the Montana Department of Environmental Quality (Montana DEQ) and are complying with a 1995 unilateral administrative order of the Montana DEQ to complete a remedial investigation and feasibility study. The remedial investigation was completed and approved in 1998 by the Montana DEQ, which has issued its final risk assessment of this property. In March 2003, the Montana DEQ approved Huttig’s work plan for conducting a feasibility study to evaluate alternatives for cleanup. In July 2004, we submitted the feasibility study report, which evaluated several potential remedies, including continuation and enhancement of remedial measures already in place and operating. We also submitted plans for testing a newer technology that could effectively remediate the site. The Montana DEQ approved these plans and a pilot test of the remediation technology was completed in July 2007. The Montana DEQ is in the process of reviewing the results of the pilot test. After evaluating the results of the pilot test, the Montana DEQ will comment on the feasibility study report and its recommended remedy, and then will select a final remedy, publish a record of decision and negotiate with Huttig for an administrative order of consent on the implementation of the final remedy. We spent less than $0.2 million on remediation costs at this site in each of the years ended December 31, 2008 and 2007. The annual level of future remediation expenditures is difficult to estimate because of the uncertainty relating to the final remedy to be selected by the Montana DEQ. As of December 31, 2008, we have accrued $0.6 million for future costs of remediating this site, which management believes represents a reasonable estimate, based on current facts and circumstances, of the currently expected costs of continued remediation. Until the Montana DEQ selects a final remedy, however, management cannot estimate the top of the range of loss or cost to Huttig of the final remediation order.

In June 2004, as part of the due diligence conducted by a party interested in acquiring the American Pine Products facility, a previously unknown release of petroleum hydrocarbons and pentachlorophenol, or PCP, was discovered in soil and groundwater at the facility. Based on the initial investigation, we believe that the source of the contamination was a former wood-dipping operation on the property that was discontinued approximately 20 years ago, prior to our acquiring the facility. We voluntarily reported this discovery to the Oregon Department of Environmental Quality (Oregon DEQ) and agreed to participate in the Oregon DEQ’s voluntary cleanup program. Pursuant to this program, we have begun to remediate the property by product recovery under the oversight of the Oregon DEQ. We completed our investigation of the nature and extent of contamination and submitted a final remedial investigation report to the Oregon DEQ in November 2007. The remedial investigation report was approved by the Oregon DEQ in December 2007. A feasibility study report that evaluates the possible remedies for the site was approved by the Oregon DEQ in February 2009. We have also placed previous owners of the facility on notice of the related claim against them and continue to review whether we can recover our costs from other possible responsible parties. We spent less than $0.2 million on remediation costs at this site in each of the years ended December 31, 2008 and 2007. As of December 31, 2008, we have accrued approximately $0.2 million for future costs of remediating this site, which management believes represents a reasonable estimate, based on current facts and circumstances, of the currently expected costs of continued remediation. Until the Oregon DEQ selects a final remedy, however, management cannot estimate the top of the range of loss or cost to Huttig of the final remediation order.

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

No matters were submitted to a vote of our shareholders during the fourth quarter of 2008.

PART II

ITEM 5 —	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock was traded on the New York Stock Exchange (NYSE) until December 3, 2008, when it was delisted for failure to meet a NYSE listing requirement, which required that the Company’s average market capitalization over a consecutive 30-day trading period not be less than $25 million. On December 3, 2008, our common stock began trading over the counter, where it currently trades under the symbol “HBPI.PK”

At February 20, 2009, there were approximately 2,344 holders of record of our common stock. The following table sets forth the range of high and low sale prices of the common stock on the New York Stock Exchange Composite Tape during each quarter of the years ended December 31, 2008 and 2007 as reported by the New York Stock Exchange to December 3, 2008 and over the counter thereafter:

	2008		2007
	High	Low	High	Low

First Quarter	4.78	2.17	6.87	5.26
Second Quarter	2.85	1.64	8.77	6.05
Third Quarter	3.15	1.50	7.66	4.81
Fourth Quarter	2.38	0.24	5.69	3.30

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

The following table compares total shareholder returns for the Company over the last five years to the Standard and Poor’s 500 Stock Index and that of a peer group made up of other building material and industrial products distributors assuming a $100 investment made on December 31, 2003. Each of the three measures of cumulative total return assumes reinvestment of dividends. The stock performance shown on the graph below is not necessarily indicative of future price performance.

	Huttig Building Products	S&P 500	Peer Group Index(1)
12/03	$100.00	$100.00	$100.00
12/04	348.33	110.88	154.24
12/05	280.00	116.33	236.03
12/06	176.33	134.70	191.86
12/07	133.00	142.10	124.54
12/08	15.33	89.53	123.43

(1)	The peer group includes the following companies: QEP Co., Watsco Inc., Building Materials Holding Corporation and Universal Forest Products, Inc.

ITEM 6 —	SELECTED CONSOLIDATED FINANCIAL DATA

The following table summarizes certain selected financial data of continuing operations of Huttig for each of the five years in the period ended December 31, 2008. The information contained in the following table may not necessarily be indicative of our future performance. Such historical data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto included elsewhere in this report.

	Year Ended December 31,
	2008	2007	2006	2005(3)	2004
	(In millions, except per share data)

Income Statement Data:(1)
Net sales	$671.0	$874.8	$1,102.7	$1,097.2	$938.4
Cost of sales	548.6	709.8	896.9	884.7	756.4
Gross margin	122.4	165.0	205.8	212.5	182.0
Operating expenses	160.0	174.9	209.9	182.9	157.7
Gain on disposal of capital assets	(1.0)	(2.4)	—	(2.5)	(4.6)
Operating profit (loss)	(36.6)	(7.5)	(4.1)	32.1	28.9
Interest expense, net	2.6	4.2	5.3	4.6	4.6
Income (loss) from continuing operations before income taxes	(39.2)	(11.7)	(10.0)	27.5	23.8
Provision (benefit) for income taxes	(4.0)	(3.7)	(2.3)	10.4	8.2
Net income (loss) from continuing operations	(35.2)	(8.0)	(7.7)	17.1	15.6
Per share:
Net income (loss) from continuing operations (basic)	(1.68)	(0.39)	(0.38)	0.85	0.80
Net income (loss) from continuing operations (diluted)	(1.68)	(0.39)	(0.38)	0.84	0.78
Balance Sheet Data (at end of year):
Total assets	146.0	212.7	250.6	271.3	218.8
Debt — bank, capital leases and other obligations(2)	24.1	26.6	45.7	33.2	37.5
Total shareholders’ equity	70.3	104.3	109.7	114.9	91.0

(1)	Amounts exclude operations classified as discontinued.

(2)	Debt includes both current and long-term portions of bank debt, capital leases and other obligations. See Note 5 to our consolidated financial statements.

(3)	Texas Wholesale Buildings Materials, Inc. was acquired on January 11, 2005.

ITEM 7 —	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Huttig is a distributor of building materials used principally in new residential construction and in home improvement, remodeling and repair work. We distribute our products through 30 distribution centers serving 45 states and sell primarily to building materials dealers, national buying groups, home centers and industrial users, including makers of manufactured homes.

Industry Conditions

The downturn in the residential construction market is in its third year and it has become one of the most severe housing downturns in U.S. history. Currently, the U.S. economy appears to be heading into a deepening recession. Our sales depend heavily on the strength of national and local new residential construction and home improvement and remodeling markets. During the past three years, our results of operations have been adversely affected by the severe downturn in new housing activity in the United States. We expect the severe downturn in new housing activity to continue to adversely affect our operating results throughout 2009.

In reaction to the housing downturn the Company has been restructuring its operations since the second quarter of 2006. From the quarter ending June 30, 2006 through the end of 2008, the Company closed, consolidated or sold 17 distribution centers. In addition, the Company reduced its workforce by approximately 1,000 in this same time frame ending 2008 with approximately 1,200 employees. These cost reduction efforts are primarily responsible for the $58.6 million reduction in operating expenses from the year ended December 31, 2006 as compared to the year ended December 31, 2008.

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

We believe we have the product offerings, warehouse and builder support facilities, personnel, systems infrastructure and financial and competitive resources necessary for continued operations. Our future revenues, costs and profitability, however, are all likely to be influenced by a number of risks and uncertainties, including those in Item 1A — RISK FACTORS.

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles, which require management to make estimates and assumptions. Management bases these estimates and assumptions on historical results and known trends as well as management forecasts. Actual results could differ from these estimates and assumptions.

Accounts Receivable — Trade accounts receivable consist of amounts owed for orders shipped to customers and are stated net of an allowance for doubtful accounts. Huttig’s corporate management establishes an overall credit policy for sales to customers and delegates responsibility for most credit decisions to credit personnel located within Huttig’s two regions. The allowance for doubtful accounts is determined based on a number of factors including when customer accounts exceed 90 days past due or sooner depending on the credit strength of the customer. Our credit policies, together with monitoring of customer balances, have resulted in bad debt expense of less than 0.3% of net sales during 2008 and less than 0.1% in 2007 and 2006. Due to the current downturn in new housing activity, we expect that our bad debt expense could continue to increase as our customers experience greater financial difficulties.

Inventory — Inventories are valued at the lower of cost or market. We review inventories on hand and record a provision for slow-moving and obsolete inventory based on historical and expected sales.

Valuation of Goodwill and Other Long-Lived Assets — We test the carrying value of our goodwill for impairment on an annual basis and between annual tests in certain circumstances. The carrying value of goodwill is considered impaired when the discounted cash flow is less than the carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of goodwill. We test the carrying value of other long-lived assets, including intangible and other tangible assets, for impairment when events and circumstances warrant such review. The carrying value of long-lived assets is considered impaired when the anticipated undiscounted cash flows from such assets are less than the carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved.

In 2008, we recorded goodwill impairments of $8.7 million primarily as a result of the carrying value at six reporting units exceeding their respective fair values. The fair value we calculated includes multiple assumptions of our future operations to determine future cash flows including but not limited to such factors as, sales levels, gross margin rates, capital requirements, and discount rates. If the assumptions we used were more favorable we may not have impaired as much goodwill, or if the assumptions we used were less favorable it is possible we may have impaired more goodwill. As we continue to face a challenging housing environment and general uncertainty in the U.S. economy our assumptions may change significantly in the future resulting in further goodwill impairments in future periods.

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

Income Taxes — We operate within multiple taxing jurisdictions and are subject to audit in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve. We regularly review our potential tax liabilities for tax years subject to audit. Changes in our tax liability occurred in 2008 and may occur in the future as our assessment changes based on the progress of tax examinations in various jurisdictions and/or changes in tax regulations. In management’s opinion, adequate provisions for income taxes have been made for all years presented.

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

Share-Based Compensation — We account for share-based compensation in accordance with SFAS No. 123R, “Share-Based Payment,” which requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. We estimate the fair value of stock option awards on the date of grant utilizing a modified Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of short-term traded options that have no vesting restrictions and are fully transferable. The estimate may materially change because it depends on, among other things, levels of share-based payments granted, the market value of our common stock as well as assumptions regarding a number of complex variables. These variables include, but are not limited to, our stock price, volatility, risk-free interest rate, dividend rate and employee stock option exercise behaviors and the related tax impact. We value restricted stock awards at the grant date using the average of the high and low traded prices for the day. The Company recognizes compensation cost for equity awards on a straight-line basis over the requisite service period for the entire award.

SFAS 123R also requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. If actual forfeitures vary from our estimates, we will recognize the difference in compensation expense in the period the actual forfeitures occur or when options vest.

Results of Operations

Fiscal 2008 Compared to Fiscal 2007

Continuing Operations

Net sales from continuing operations were $671.0 million in 2008, which were $203.8 million, or approximately 23%, lower than 2007. This decrease was attributable to a significant decline in new housing activity as new housing starts in the United States decreased 36% to approximately 0.9 million in 2008 from 1.4 million in 2007, including 0.6 million single family residences in 2008 versus 1.0 million in 2007, based on data from the U.S. Census Bureau. We anticipate decreased housing starts in 2009 versus 2008 based on the current level of housing activity and industry forecasts for 2009.

Sales decreased in all major product categories in 2008 from 2007. Millwork sales decreased 30% in 2008 to $305.5 million. Building product sales decreased 10% in 2008 to $289.9 million. Wood products decreased 35% to $75.6 million in 2008 with a 42% decrease in sales of engineered wood products and a 32% decrease in sales of other wood products. Sales of building products decreased less than the overall market due to new product initiatives in the building products category that we implemented over the past several years, including initiatives with respect to decking and railing, fasteners, connectors and housewrap.

Gross margin decreased approximately 26% to $122.4 million or 18.2% of sales in 2008 as compared to $165.0 million or 18.9% of sales in 2007. The 2008 and 2007 results include an impact from charges related to the impairment of inventory from liquidating inventory at our closed branches of $1.0 million and $1.5 million, respectively. This decreased gross margin by 0.1% in 2008 and 2007. The 2008 gross margin dollars also decreased due to a lower of cost or market adjustment of $1.3 million recorded by the Company during 2008 related to a decline in prices for our metal fastener inventory. Excluding 2008 and 2007 charges and the lower of cost or market adjustment, gross margin decreased to 18.6% in 2008 from 19.0% in 2007. The decrease is primarily a result of a lower mix of higher margin exterior and interior doors and higher mix of lower margin building products. The 2008 gross margin was also impacted by pricing pressure in the down housing market, which may continue for 2009.

Operating expenses decreased $14.9 million to $160.0 million or 23.8% of sales in 2008, compared to approximately $174.9 million or 20.0% of sales in 2007. Operating expenses for 2008 include $10.8 million of expenses primarily related to an $8.7 million goodwill impairment and $2.1 million related to severance and lease termination associated with the shut down or consolidation of five branches during 2008. Operating expenses for 2007 include $3.8 million of expenses, primarily severance and lease termination, associated with the shut down, consolidation or sale of six branches during 2007 and related severance costs associated with other workforce reductions in addition to the reductions in force associated with the branch closures and consolidation and $0.8 million related to goodwill impairment charges. Operating expenses in 2008 also reflected decreased wage and benefit costs from lower headcount, lower incentive compensation, lower building and equipment costs associated with reduced locations and lower insurance and travel costs, partially offset by higher contract hauling, fuel and bad debt expense. We recorded total stock-based compensation expense of $1.3 million in 2008 compared to $1.6 million in 2007.

The results for the year ended December 31, 2008 included a gain on disposal of capital assets of $1.0 million primarily as a result of the sale of a previously closed facility. The results for the year ended 2007 included a gain on disposal of capital assets of $2.4 million primarily as a result of the sale of three previously closed facilities.

Net interest expense was $2.6 million in 2008 compared to $4.2 million in 2007 primarily due to lower average debt outstanding and lower LIBOR-based borrowing rates in 2008 versus 2007.

Income taxes as a percentage of pre-tax loss for the years ended December 31, 2008 and 2007 were approximately 10% and 32%, respectively. In 2008, the benefit for federal and state tax net operating loss carry forwards were decreased by an $8.7 million increase in the related valuation allowance. At December 31, 2008 the federal net operating loss carry forward of approximately $28.0 million could not be carried back to years with taxable income. In 2008, the Company was able to carry back the 2007 federal net operating loss to prior years and receive tax refunds.

As a result of the foregoing factors, we incurred a loss from continuing operations of $35.2 million in 2008 as compared to a loss from continuing operations of $8.0 million in 2007.

Discontinued Operations

Discontinued operating results in 2008 and 2007 included $0.2 million in charges, net of tax.

Fiscal 2007 Compared to Fiscal 2006

Continuing Operations

Net sales from continuing operations were $874.8 million in 2007, which were $227.9 million, or approximately 21%, lower than 2006. This decrease was attributable to a significant decline in new housing activity as new housing starts in the United States decreased 22% to approximately 1.4 million in 2007 from 1.8 million in 2006, including 1.0 million single-family residences in 2007 versus 1.5 million in 2006, based on data from the U.S. Census Bureau.

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

Operating expenses decreased $35.0 million to $174.9 million or 20.0% of sales in 2007, compared to $209.9 million or 19.0% of sales in 2006. Operating expenses for 2007 include $3.8 million of expenses, primarily severance and lease termination, associated with the shut down, consolidation or sale of six branches during 2007, severance costs associated with other workforce reductions and consolidation of leased space at headquarters. Operating expenses for 2007 also include $0.8 million related to goodwill impairment charges. Operating expenses for 2006 include $10.7 million of expenses related to the decision to discontinue the implementation of, and write-off capitalized costs associated with, a new enterprise resource planning system, $1.9 million of expenses, primarily severance and lease termination, associated with the shut down and consolidation of five branches during the third and fourth quarters of 2006 and $0.9 million related to severance costs associated with other workforce reductions. Operating expenses in 2007 also reflected decreased wage and benefit costs from lower headcount, lower incentive compensation and lower building and equipment rent associated with reduced infrastructure levels.

The results for the year ended December 31, 2007 included a gain on disposal of capital assets of $2.4 million primarily as a result of the sale of three previously closed facilities.

Net interest expense was $4.2 million in 2007 compared to $5.3 million in 2006 primarily due to lower average debt outstanding and lower LIBOR-based borrowing rates in 2007 versus 2006. In addition, in 2006, we refinanced our previous credit agreement and recorded a non-cash charge of $1.1 million to write off the remaining unamortized loan fees related to this credit agreement and a $0.5 million gain on termination of a related interest rate swap in place on the prior credit facility.

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

Liquidity and Capital Resources

We depend on cash flow from operations and funds available under our revolving credit facility to finance seasonal working capital needs, capital expenditures and any acquisitions that we may undertake. Our working capital requirements are generally greatest in the second and third quarters, which reflect the seasonal nature of our business. The second and third quarters are also typically our strongest operating quarters, largely due to more favorable weather throughout many of our markets compared to the first and fourth quarters. We typically generate cash from working capital reductions in the fourth quarter of the year and build working capital during the first quarter in preparation for our second and third quarters. We also maintain significant inventories to meet rapid delivery requirements of our customers and to enable us to obtain favorable pricing, delivery, and service terms with our suppliers. At December 31, 2008 and 2007, inventories constituted approximately 41% and 42% of our total assets, respectively. We also closely monitor operating expenses and inventory levels during seasonally affected periods and, to the extent possible, manage variable operating costs to minimize seasonal effects on our profitability.

Operations.  Cash provided from operating activities from continuing operations decreased by $10.2 million to $3.6 million for the year ended December 31, 2008, from $13.8 million in 2007. Accounts receivable decreased by $23.1 million during 2008 compared to a decrease of $18.0 million a year ago. Days sales outstanding improved by 4.6 days to 23.9 days at December 31, 2008 from 28.5 days at December 31, 2007 based on annualized fourth quarter sales for the respective periods. Inventory decreased during 2008 by $29.3 million compared to a decrease of $8.6 million in 2007. Our inventory turns increased to 6.5 turns in 2008 from 6.2 turns in 2007. Accounts payable decreased by $26.6 million during 2008 compared to a $12.0 million decrease in the year ago period.

Investing.  In 2008, net cash used in investing activities was $0.5 million, as compared to $1.0 million of net cash provided by investing activities in 2007. The Company received proceeds of $0.8 million as a result of our sale of the Macon, GA facility in 2008 and $0.7 million related to sales of machinery and equipment. The Company received proceeds of $4.0 million primarily as a result of our sales of the Spokane, WA, Grand Rapids, MI and Green Bay, WI facilities in 2007. The Company invested $2.0 million in machinery and equipment at multiple locations in 2008. In 2007, the Company invested $3.0 million in software and in machinery and equipment at multiple locations.

Financing.  Cash used in financing activities of $2.1 million in 2008 reflects net debt repayments of $1.3 million on our revolving line of credit facility and term loans and payments of $1.2 million for our capital lease and other debt obligations, which are partially offset by $0.9 million received from the exercise of stock options. Cash used in financing activities of $19.1 million in 2007 reflects net debt repayments of

$17.0 million on our revolving line of credit and $3.2 million on our capital lease and other debt obligations partially offset by $1.1 million from the exercise of stock options.

At December 31, 2008, under our credit facility we had revolving credit borrowings of $23.5 million outstanding at a weighted average interest rate of 3.67%, letters of credit outstanding totaling $6.0 million, primarily for health and workers’ compensation insurance, and $44.5 million of additional committed borrowing capacity. In addition, we had $0.6 million of capital lease and other obligations outstanding at December 31, 2008.

The borrowings under our credit facility are collateralized by substantially all of the Company’s assets and are subject to certain operating limitations applicable to a loan of this type, which, among other things, place limitations on indebtedness, liens, investments, mergers and acquisitions, dispositions of assets, cash dividends and transactions with affiliates. The financial covenant in the facility is limited to a fixed charge coverage ratio to be tested only when excess borrowing availability is less than $25.0 million and on a pro forma basis prior to consummation of certain significant business transactions outside the Company’s ordinary course of business and prior to increasing the size of the facility.

We believe that cash generated from our operations and funds available under our credit facility will provide sufficient funds to meet our currently anticipated short-term and long-term liquidity and capital expenditure requirements.

Off-Balance Sheet Arrangements

In addition to funds available from operating cash flows and our bank credit facility as described above, we use operating leases as a principal off balance sheet technique. Operating leases are employed as an alternative to purchasing certain property, plant and equipment. Future rental commitments, extending through the year 2020, under all non-cancelable operating leases in effect at December 31, 2008 total $66.4 million.

Commitments and Contingencies

The table below summarizes our contractual obligations as of December 31, 2008 (in millions):

		Payments Due by Period
			2010-	2012-	Beyond
	Total	2009	2011	2013	2013

Long-term debt, including current portion(1)	$24.1	$0.4	$23.5	$0.1	$0.1
Operating lease obligations	66.4	14.3	24.0	14.7	13.4
Guaranteed payments(2)	1.1	0.4	0.7	—	—
Purchase obligations(3)	—	—	—	—	—

Total	$91.6	$15.1	$48.2	$14.8	$13.5

(1)	Amounts represent the expected cash payments of our long-term debt and do not include any fair value adjustments. The estimated fair value of our long-term debt approximates book value because interest rates on nearly all of the outstanding borrowings are reset every 30 to 90 days.

(2)	Amounts represent guaranteed payments related to the acquisition of Texas Wholesale Building Materials, Inc. on January 11, 2005.

(3)	On August 2, 2004, we sold to Woodgrain Millwork, Inc. substantially all of the assets, but excluding the land, buildings, and building improvements, of American Pine Products, a mouldings manufacturing facility in Prineville, Oregon. We also entered into a non-exclusive supply agreement with Woodgrain under which we have agreed to purchase mouldings, doors, windows, door frames and other millwork products from Woodgrain for a period of five years at market prices. In 2009, the supply agreement requires that we purchase a certain minimum unit volume of certain products from Woodgrain and that Woodgrain sell such products at competitive market prices. The minimum volume requirements represent less than half of our current overall requirements for such products.

Recent Accounting Developments

In March 2008, the Financial Accounting Standards Board (FASB) issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (Statement 161). Statement 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. Statement 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 have been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows. Statement 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We do not anticipate the adoption of Statement 161 will have a material impact on the disclosures already provided.

In June 2008, the FASB issued an exposure draft of a proposed amendment to SFAS 133. As proposed, this amendment would make several significant changes to the way in which entities account for hedging activities involving derivative instruments. We do not anticipate the adoption of the proposed amendment to Statement 133 will have a material impact on our financial results or disclosures.

In October 2008, the FASB issued Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (FSP 157-3). FSP 157-3 clarifies the application of SFAS 157, which the Company adopted as of January 1, 2008, in cases where a market is not active. We have considered the guidance provided by FSP 157-3 in its determination of estimated fair values as of December 31, 2008, and the impact was not material.

Cautionary Statement Relevant to Forward-looking Information for the Purpose of “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

This Annual Report on Form 10-K and our annual report to shareholders contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements regarding:

•	our belief that cash generated from operations and funds available under our credit facility will be sufficient to meet our future liquidity and capital expenditure needs;

•	our belief that we have the product offerings, warehouse and builder support facilities, personnel, systems infrastructure and financial and competitive resources necessary for continued business operations;

•	our expectation that housing starts will decrease in 2009 from 2008;

•	our expectation that the severe downturn in new housing activity will continue during 2009 and will continue to adversely affect our operating results, liquidity and financial condition;

•	our expectation that the bad debt expense could continue to increase as our customers experience greater financial difficulties as a result of the current downturn in new housing activity;

•	Our belief that we will not achieve sufficient financial results to satisfy the financial convent under our credit facility if it were required to be tested;

•	our expectation that the disposition of the various claims and litigation in which we are involved will not have a material effect on our business or financial condition;

•	our belief that there are no material environmental liabilities at any of our current or former distribution center locations;

•	our expectation that we will continue to face competition from new market entrants;

•	the future impact of competition and our ability to maintain favorable terms with our suppliers and transition to alternative suppliers of building products, and the effects of slower economic activity on our results of operations;

•	our expectation that the fluctuations in wood and steel commodity prices between the time we buy the products and the time we resell them will occur in the future;

•	our liquidity and exposure to market risk;

•	our anticipation that we will not pay dividends in the future;

•	our estimate of future amortization expense for intangible assets;

•	our expectation that there will not be any significant increases or decreases to our unrecognized tax benefits within the 12 months of the financial statement reporting date;

•	anticipation that neither the adoption of SFAS Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities” nor the adoption of the proposed amendment to SFAS 133 will have a material impact on our financial results or disclosures; and

•	cyclical and seasonal trends.

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

We have exposure to market risk as it relates to effects of changes in interest rates. We had debt outstanding at December 31, 2008 under our credit facility of $23.5 million.

All of our debt under our revolving credit facility accrues interest at a floating rate basis. If market interest rates for LIBOR had been different by an average of 1% for the year ended December 31, 2008, our interest expense and income before taxes would have changed by $0.4 million. These amounts are determined by considering the impact of the hypothetical interest rates on our borrowing cost. This analysis does not consider the effects of any change in the overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management may take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our financial structure.

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

We have audited the accompanying consolidated balance sheets of Huttig Building Products, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008. We also have audited Huttig Building Products, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Huttig Building Products, Inc’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Huttig Building Products, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Huttig Building Products, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

St. Louis, Missouri
March 4, 2009

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2008	2007	2006
	(In millions, except per share data)

Net sales	$671.0	$874.8	$1,102.7
Cost of sales	548.6	709.8	896.9

Gross margin	122.4	165.0	205.8
Operating expenses	151.3	174.1	209.9
Goodwill impairment	8.7	0.8	—
Gain on disposal of capital assets	(1.0)	(2.4)	—

Operating loss	(36.6)	(7.5)	(4.1)
Interest expense, net	2.6	4.2	5.3
Write-off of unamortized loan fees	—	—	1.1
Gain on derivatives	—	—	(0.5)

Loss from continuing operations before income taxes	(39.2)	(11.7)	(10.0)
Benefit for income taxes	(4.0)	(3.7)	(2.3)

Loss from continuing operations	(35.2)	(8.0)	(7.7)
Loss from discontinued operations, net of taxes	(0.2)	(0.2)	—

Net loss	$(35.4)	$(8.2)	$(7.7)

Net loss from continuing operations per share — basic and diluted	$(1.68)	$(0.39)	$(0.38)
Net loss from discontinued operations per share — basic and diluted	(0.01)	(0.01)	—

Net loss per share — basic and diluted	$(1.69)	$(0.40)	$(0.38)

See notes to consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(In millions)

ASSETS
Current Assets:
Cash and equivalents	$2.8	$1.8
Trade accounts receivable, net	33.0	56.1
Inventories	59.4	88.7
Other current assets	5.5	13.6

Total current assets	100.7	160.2

Property, Plant and Equipment:
Land	5.6	5.6
Building and improvements	29.4	30.2
Machinery and equipment	29.5	30.0

Gross property, plant and equipment	64.5	65.8
Less accumulated depreciation	40.1	39.2

Property, plant and equipment, net	24.4	26.6

Other Assets:
Goodwill, net	9.6	18.3
Other	3.3	5.1
Deferred income taxes	8.0	2.5

Total other assets	20.9	25.9

Total Assets	$146.0	$212.7

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$0.4	$1.2
Trade accounts payable	23.5	50.1
Deferred income taxes	6.9	5.3
Accrued compensation	4.3	6.3
Other accrued liabilities	14.4	15.9

Total current liabilities	49.5	78.8

Non-current Liabilities:
Long-term debt, less current maturities	23.7	25.4
Other non-current liabilities	2.5	4.2

Total non-current liabilities	26.2	29.6

Shareholders’ Equity:
Preferred shares; $.01 par (5,000,000 shares authorized)	—	—
Common shares; $.01 par (50,000,000 shares authorized: 21,478,631 shares issued at December 31, 2008 and 20,968,445 at December 31, 2007)	0.2	0.2
Additional paid-in capital	37.3	36.1
Retained earnings	32.8	68.2
Less: Treasury shares, at cost (0 shares at December 31, 2008 and 31,219 shares at December 31, 2007)	—	(0.2)

Total shareholders’ equity	70.3	104.3

Total Liabilities and Shareholders’ Equity	$146.0	$212.7

See notes to consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Common Shares	Additional		Other	Treasury	Total
	Outstanding,	Paid-In	Retained	Comprehensive	Shares,	Shareholders’
	at Par Value	Capital	Earnings	Income (Loss)	at Cost	Equity
	(In millions)

Balance at January 1, 2006	$0.2	$34.5	$83.7	$0.4	$(3.9)	$114.9

Net loss			(7.7)			(7.7)
Fair market value adjustment, net of tax				(0.4)		(0.4)

Comprehensive loss						(8.1)

Restricted stock issued, net of forfeitures		(0.8)			0.8	—
Stock options exercised		—			1.1	1.1
Stock compensation		1.8				1.8

Balance at December 31, 2006	0.2	35.5	76.0	—	(2.0)	109.7

Net loss			(8.2)			(8.2)

Comprehensive loss						(8.2)

Cumulative effect of adoption of FIN 48			0.4			0.4
Restricted stock issued, net of forfeitures		(1.1)			1.1	—
Stock options exercised		0.1			0.7	0.8
Stock compensation		1.6				1.6

Balance at December 31, 2007	0.2	36.1	68.2	—	(0.2)	104.3

Net loss			(35.4)			(35.4)

Comprehensive loss						(35.4)

Restricted stock issued, net of forfeitures		(0.2)			0.2	—
Stock options exercised		0.1				0.1
Stock compensation		1.3				1.3

Balance at December 31, 2008	$0.2	$37.3	$32.8	$—	$0.0	$70.3

See notes to consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
	(In millions)

Cash Flows From Operating Activities:
Net loss	$(35.4)	$(8.2)	$(7.7)
Adjustments to reconcile net loss to cash provided by operations:
Net loss from discontinued operations	0.2	0.2	—
Depreciation and amortization	4.5	4.8	6.2
Stock compensation expense	1.3	1.6	1.8
Impairment of long-lived assets	8.7	1.3	10.7
Gain on disposal of capital assets	(1.0)	(2.4)	—
Deferred income taxes	(4.1)	0.3	(1.9)
Other adjustments	(0.1)	1.0	1.6
Changes in operating assets and liabilities:
Trade accounts receivable	23.1	18.0	15.8
Inventories	29.3	8.6	2.4
Trade accounts payable	(26.6)	(12.0)	(26.4)
Other	3.7	0.6	(1.2)

Net cash provided from operating activities from operations	3.6	13.8	1.3

Cash Flows From Investing Activities:
Capital expenditures	(2.0)	(3.0)	(8.2)
Proceeds from disposition of capital assets	1.5	4.0	0.2

Total cash provided from (used in) investing activities	(0.5)	1.0	(8.0)

Cash Flows From Financing Activities:
Payments of debt on term and revolving credit debt agreements	(242.3)	(277.4)	(439.1)
Borrowings of debt on term and revolving credit debt agreements	241.0	260.4	455.1
Repayments of capital lease and other obligations	(1.2)	(3.2)	(5.3)
Debt issuance costs	(0.5)	—	(0.4)
Exercise of stock options	0.9	1.1	1.1

Total cash provided from (used in) financing activities	(2.1)	(19.1)	11.4

Net increase (decrease) in cash and equivalents	1.0	(4.3)	4.7
Cash and equivalents, beginning of period	1.8	6.1	1.4

Cash and equivalents, end of period	$2.8	$1.8	$6.1

Supplemental Disclosure of Cash Flow Information:
Interest paid	$2.3	$4.3	$4.8
Income taxes paid (refunded)	(5.3)	(4.4)	4.8
Cash received from exercise of stock options	0.4	0.6	0.8
Non-cash financing activities:
Assets acquired with debt obligations	—	1.1	1.8

See notes to consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(In Millions, Except Share and Per Share Data)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES

Organization — Huttig Building Products, Inc. and subsidiaries (the “Company” or “Huttig”) is a distributor of building materials used principally in new residential construction and in home improvement, remodeling and repair work. Huttig’s products are distributed through 30 distribution centers serving 45 states and are sold primarily to building materials dealers, national buying groups, home centers and industrial users including makers of manufactured homes.

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

Use of Estimates — The preparation of the Company’s consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management makes estimates including but not limited to the following financial statement items; allowance for doubtful accounts, slow-moving and obsolete inventory, lower of cost or market provisions for inventory, long-lived asset impairments including but not limited to goodwill, contingencies including environmental liabilities, accrued expenses and insurance accruals, and income tax expense and net deferred tax assets. Actual results may differ from these estimates.

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

Inventory— Inventories are valued at the lower of cost or market. The Company’s entire inventory is comprised of finished goods. The Company reviews inventories on hand and records a provision for slow-moving and obsolete inventory. The provision for slow-moving and obsolete inventory is based on historical and expected sales. Approximately 87% and 85% of inventories were determined by using the LIFO (last-in, first-out) method of inventory valuation as of December 31, 2008 and December 31, 2007, respectively. The balance of all other inventories is determined by the average cost method, which approximates costs on a FIFO (first-in, first-out) method. The replacement cost would be higher than the LIFO valuation by $13.1 million in 2008 and $8.9 million in 2007.

Supplier Rebates — The Company enters into agreements with certain vendors providing for inventory purchase rebates upon achievement of specified volume purchasing levels. The Company records vendor rebates as a reduction of the cost of inventory purchased.

Property, Plant and Equipment — Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets and is charged to operating expenses. Buildings and improvements lives range from 3 to 25 years. Machinery and equipment lives range from 3 to 10 years. The Company recorded depreciation expense of $3.8 million, $4.1 million and $5.2 million in 2008, 2007 and 2006, respectively.

Goodwill and Other Intangible Assets  — Goodwill is reviewed for impairment annually, or more frequently if certain indicators arise. The Company also reassesses useful lives of previously recognized intangible assets. The fair value we calculated includes multiple assumptions of our future operations to determine future cash flows including but not limited to such factors as, sales levels, gross margin rates, capital requirements, and discount rates. If the assumptions we used were more favorable we may not have impaired as much goodwill, or if the assumptions we used were less favorable it is possible we may have been required to impair more goodwill. As we continue to face a challenging housing environment and general uncertainty in the U.S. economy our assumptions may change significantly in the future resulting in further goodwill impairments in future periods. See Note 3, “Goodwill and Other Intangible Assets” for additional information.

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

Shipping — Costs associated with shipping products to the Company’s customers are charged to operating expense. Shipping costs were approximately $38.4 million, $40.2 million and $43.2 million in 2008, 2007, and 2006, respectively.

Income Taxes— Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes using currently enacted tax rates. A valuation allowance would be established to reduce deferred income tax assets if it is more likely than not that a deferred tax asset will not be realized. The Company includes interest and penalties related to uncertain tax positions in income tax expense.

Net Loss Per Share — Basic net loss per share is computed by dividing loss available to common stockholders by weighted average shares outstanding. Diluted net loss per share reflects the effect of all other potentially dilutive common shares using the treasury stock method.

Accounting For Stock-Based Compensation— The Company has share-based compensation plans covering the majority of its employee groups and a plan covering the Company’s Board of Directors. The Company accounts for share-based compensation utilizing the fair value recognition provisions of SFAS No. 123R, “Share-Based Payment.” The Company recognizes compensation cost for equity awards on a straight-line basis over the requisite service period for the entire award. See Note 9.

Concentration of Credit Risk — The Company is engaged in the distribution of building materials throughout the United States. The Company grants credit to customers, substantially all of whom are dependent upon the construction sector. The Company periodically evaluates its customers’ financial condition but does not generally require collateral. The concentration of credit risk with respect to trade accounts receivable is limited due to the Company’s large customer base located throughout the United States. The Company maintains an allowance for doubtful accounts based upon the expected collectibility of its accounts receivable.

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

Financial Information About Industry Segments.

Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”) defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. At December 31, 2008, under the definition of a segment, each of our branches is considered an operating segment of our business. Under SFAS 131, segments may be aggregated if the segments have similar economic characteristics and if the nature of the products, distribution methods, customers and regulatory environments are similar. The Company has aggregated its branches into one reporting segment, consistent with SFAS 131.

2.	RECENT ACCOUNTING DEVELOPMENTS

Recent Accounting Developments.

In March 2008, the Financial Accounting Standards Board (FASB) issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (Statement 161). Statement 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. Statement 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 have been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows. Statement 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company currently does not anticipate the adoption of Statement 161 will have a material impact on the disclosures already provided.

In June 2008, the FASB issued an exposure draft of a proposed amendment to SFAS 133. As proposed, this amendment would make several significant changes to the way in which entities account for hedging activities involving derivative instruments. The Company does not anticipate the adoption of the proposed amendment to Statement 133 will have a material impact on our financial results or disclosures.

In October 2008, the FASB issued Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (FSP 157-3). FSP 157-3 clarifies the application of SFAS 157, which the Company adopted as of January 1, 2008, in cases where a market is not active. The Company has considered the guidance provided by FSP 157-3 in its determination of estimated fair values as of December 31, 2008, and the impact was not material.

3.	GOODWILL AND OTHER INTANGIBLE ASSETS

Under SFAS No. 142, “Goodwill and other Intangible Assets” (“SFAS No. 142”), goodwill is reviewed for impairment annually, or more frequently if certain indicators arise. In addition, the statement requires reassessment of the useful lives of previously recognized intangible assets.

SFAS No. 142 prescribes a two-step process for impairment testing of goodwill. During the fourth quarter of each of 2008 and 2007, the Company performed the annual test for impairment of the Company’s reporting units. The Company recorded $8.5 million in goodwill impairment throughout 2008 and $0.4 million in goodwill impairment in 2007. The 2008 goodwill impairments resulted from the continued decline in the housing markets and fair market values of certain reporting units. In the first quarter of 2008, the Company recorded $6.9 million in goodwill impairments primarily related to facilities in its Texas and California markets. In the fourth quarter of 2008, the Company recorded $1.6 million in goodwill impairments primarily related to facilities in its Florida markets. In addition, the Company also reduced goodwill in 2008 and 2007 by $0.2 million and $0.4 million, respectively, for sold and closed branches.

			Accumulated
	Cost		Amortization
	2008	2007	2008	2007
	(In millions)

Unamortizable intangible assets:
Goodwill, net	9.6	18.3	N/A	N/A
Amortizable intangible assets:(1)
Covenant not to compete	2.5	2.5	1.6	1.2
Customer relationships	1.4	1.4	0.3	0.2
Trademarks	0.5	0.5	0.4	0.4

(1)	Amortizable intangible assets are included in “Other Assets”

The Company recorded amortization expense of $0.5 million for each of the years ended December 31, 2008, 2007 and 2006. The Company expects to record amortization expense for its existing intangible assets of approximately $0.5 million per year from 2009 to 2010, approximately $0.1 million in 2010 and 2011, and in total, approximately $0.9 million thereafter.

4.	ALLOWANCE FOR DOUBTFUL ACCOUNTS

The allowance for doubtful accounts as of December 31, 2008, 2007 and 2006 consisted of the following (in millions):

	2008	2007	2006

Balance at beginning of year	$0.8	$0.8	$0.9
Provision charged to expense	2.0	0.8	0.8
Write-offs, less recoveries	(1.4)	(0.8)	(0.9)

Balance at end of year	$1.4	$0.8	$0.8

The Company recorded bad debt expense of 0.3% of sales for 2008 and less than 0.1% of sales for the years ended December 31, 2007 and 2006.

5.	LONG-TERM DEBT

Debt as of December 31, 2008 and 2007 consisted of the following (in millions):

	2008	2007

Revolving credit facility	$23.5	$24.8
Other obligations	0.6	1.8

Total debt	24.1	26.6
Less current portion	0.4	1.2

Long-term debt	$23.7	$25.4

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

At December 31, 2008, under the credit facility the Company had revolving credit borrowings of $23.5 million outstanding at a weighted average interest rate of 3.67%, letters of credit outstanding totaling $6.0 million, primarily for health and workers’ compensation insurance, and $44.5 million of additional committed borrowing capacity. In addition, the Company had $0.6 million of capital lease and other obligations outstanding at December 31, 2008.

The borrowings under the credit facility are collateralized by substantially all of the Company’s assets and are subject to certain operating limitations applicable to a loan of this type, which, among other things, place limitations on indebtedness, liens, investments, mergers and acquisitions, dispositions of assets, cash dividends and transactions with affiliates. The financial covenant in the facility is limited to a fixed charge coverage ratio to be tested only when excess borrowing availability is less than $25.0 million and on a pro forma basis prior to consummation of certain significant business transactions outside the Company’s ordinary course of business and prior to increasing the size of the facility.

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

Maturities — At December 31, 2008, the aggregate scheduled maturities of debt are as follows (in millions):

2009	$0.4
2010	—
2011	23.5
2012	—
2013	0.1
Thereafter	0.1

Total	$24.1

The estimated fair value of the Company’s debt approximates book value since the interest rates on nearly all of the outstanding borrowings are frequently adjusted.

6.	PREFERRED SHARE PURCHASE RIGHTS

In December 1999, the Company adopted a Shareholder Rights Plan. The Company distributed one preferred share purchase right for each outstanding share of common stock at December 16, 1999. The preferred rights were not exercisable when granted and may only become exercisable under certain circumstances involving actual or potential acquisitions of the Company’s common stock by a person or affiliated persons. Depending upon the circumstances, if the rights become exercisable, the holder may be entitled to purchase shares of the Company’s Series A Junior Participating Preferred Stock. Preferred shares purchasable upon exercise of the rights will not be redeemable. Each preferred share will be entitled to preferential rights regarding dividend and liquidation payments, voting power, and, in the event of any merger, consolidation or other transaction in which common shares are exchanged, preferential exchange rate. The rights will remain in existence until December 6, 2009 unless they are terminated earlier, exercised or redeemed. The Company has authorized 5 million shares of $0.01 par value preferred stock of which 250,000 shares have been designated as Series A Junior Participating Preferred Stock.

7.	COMMITMENTS AND CONTINGENCIES

The Company leases certain of its vehicles, equipment and warehouse and manufacturing facilities from various third parties with non-cancelable operating leases with various terms. Certain leases contain renewal or purchase options. Future minimum payments, by year, and in the aggregate, under these leases with initial terms of one year or more consisted of the following at December 31, 2008 (in millions):

	Non
	Cancelable	Minimum
	Operating	Sublease
	Leases	Income	Net

2009	$16.0	$(1.7)	$14.3
2010	14.0	(1.4)	12.6
2011	12.3	(0.9)	11.4
2012	10.0	(0.9)	9.1
2013	6.4	(0.8)	5.6
Thereafter	14.8	(1.4)	13.4

Total minimum lease payments	$73.5	$(7.1)	$66.4

Operating lease obligations expire in varying amounts through 2020. Rental expense for all operating leases was $20.7 million, $23.6 million and $26.3 million in 2008, 2007 and 2006, respectively.

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

In 1995, Huttig was identified as a potentially responsible party in connection with the clean up of contamination at a formerly owned property in Montana that was used for the manufacture of wood windows. Huttig is voluntarily remediating this property under the oversight of and in cooperation with the Montana Department of Environmental Quality (Montana DEQ) and is complying with a 1995 unilateral administrative order of the Montana DEQ to complete a remedial investigation and feasibility study. The remedial investigation was completed and approved in 1998 by the Montana DEQ, which has issued its final risk assessment of this property. In March 2003, the Montana DEQ approved Huttig’s work plan for conducting a feasibility study to evaluate alternatives for cleanup. In July 2004, the Company submitted the feasibility study report, which evaluated several potential remedies, including continuation and enhancement of remedial measures already in place and operating. Huttig also submitted plans for testing a newer technology that could effectively remediate the site. The Montana DEQ approved these plans and a pilot test of the remediation technology was completed in July 2007. The Montana DEQ is in the process of reviewing the results of the pilot test. After evaluating the results of the pilot test, the Montana DEQ will comment on the feasibility study report and its recommended remedy, and then will select a final remedy, publish a record of decision and negotiate with Huttig for an administrative order of consent on the implementation of the final remedy. Huttig spent less than $0.2 million on remediation costs at this site in each of the years ended December 31, 2008 and 2007. The annual level of future remediation expenditures is difficult to estimate because of the uncertainty relating to the final remedy to be selected by the Montana DEQ. As of December 31, 2008, the Company has accrued $0.6 million for future costs of remediating this site, which management believes represents a reasonable estimate, based on current facts and circumstances, of the currently expected costs of continued remediation. Until the Montana DEQ selects a final remedy, however, management cannot estimate the top of the range of loss or cost to Huttig of the final remediation order.

In June 2004, as part of the due diligence conducted by a party interested in acquiring the American Pine Products facility, a previously unknown release of petroleum hydrocarbons and pentachlorophenol, or PCP, was discovered in soil and groundwater at the facility. Based on the initial investigation, the Company believes that the source of the contamination was a former wood-dipping operation on the property that was discontinued approximately 20 years ago, prior to Huttig acquiring the facility. Huttig voluntarily reported this discovery to the Oregon Department of Environmental Quality (Oregon DEQ) and agreed to participate in the Oregon DEQ’s voluntary cleanup program. Pursuant to this program, the Company has begun to remediate the property by product recovery under the oversight of the Oregon DEQ. The Company completed an investigation and submitted a final remedial investigation report to the Oregon DEQ in November 2007. The remedial investigation report was approved by the Oregon DEQ in December 2007. A feasibility study report, that evaluates the possible remedies for the site, was approved by the Oregon DEQ in February 2009. Huttig has also placed previous owners of the facility on notice of the related claim against them and continues to review whether costs can be recovered from other possible responsible parties. The Company spent less than $0.2 million per year on remediation costs at this site in each of the years ended December 31, 2008 and 2007. As of December 31, 2008, Huttig has accrued approximately $0.2 million for future costs of remediating this site, which management believes represents a reasonable estimate, based on current facts and circumstances, of the currently expected costs of continued remediation. Until the Oregon DEQ selects a final remedy, however, management cannot estimate the top of the range of loss or cost to Huttig of the final remediation order.

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

Defined Benefit Plans — The Company participates in several multi-employer pension plans that provide benefits to certain employees under collective bargaining agreements. Total contributions to these plans were $0.7 million, $0.7 million, and $0.6 million in 2008, 2007 and 2006, respectively.

Defined Contribution Plans — The Company sponsors a qualified defined contribution plan covering substantially all its employees. The plan provides for Company matching contributions based upon a percentage of the employee’s voluntary contributions. The Company’s matching contributions were $1.0 million, $1.3 million and $1.6 million for the years ended December 31, 2008, 2007 and 2006, respectively.

The Company has established a nonqualified deferred compensation plan to allow for the deferral of employee voluntary contributions that are limited under the Company’s existing qualified defined contribution plan. The plan provides for deferral of up to 44% of an employee’s total compensation and matching contributions based upon a percentage of the employee’s voluntary contributions. The Company’s matching contributions to this plan were less than $0.1 million in each of 2008, 2007 and 2006.

9.	STOCK AND INCENTIVE COMPENSATION PLANS

2005 Executive Incentive Compensation Plan

In 2005, the Company’s Board of Directors adopted and the Company’s stockholders approved the 2005 Executive Incentive Compensation Plan under which incentive awards of up to 675,000 shares of common stock may be granted. In 2007 this plan was amended to increase the number of shares that may be granted by 750,000 shares, to 1,425,000. In addition, upon adoption of this Plan, no further awards may be issued under either the 1999 Stock Incentive Plan or the 2001 Stock Incentive Plan; however, shares forfeited under those plans are available for subsequent issuance under this Plan. The Plan allows the Company to grant awards to key employees, including restricted stock awards and stock options, subject primarily to the requirement of continued employment. The awards for this Plan are available for grant over a ten-year period unless terminated earlier by the Board of Directors. In 2006, the Company granted 188,750 options with a weighted average exercise price of $8.77. No options were issued in 2008 or 2007. The options vest 50% on the first anniversary of the date of grant, 25% on the second anniversary and the remaining 25% on the third anniversary. In 2008, the Company granted 389,750 shares of restricted stock, net of forfeitures, at an average market value of $3.95. In 2007, the Company granted 223,500 shares of restricted stock, net of forfeitures, at an average market value of $6.31. In 2006, the Company granted 95,000 and 74,915 shares of restricted stock, net of forfeitures, at a market value of $8.78 and $8.76 per share, respectively. The restricted shares generally vest ratably over three years, however, 74,915 shares of restricted stock granted on February 28, 2006 vested 50% on December 31, 2006 and December 31, 2007. The unearned compensation is being amortized to expense over the respective vesting periods. No monetary consideration is paid by employees who receive restricted stock. Restricted stock can be granted with or without performance restrictions.

2005 Non-Employee Directors’ Restricted Stock Plan

In 2005, the Company’s Board of Directors adopted and the Company’s stockholders approved the 2005 Non-employee Directors’ Restricted Stock Plan providing for awards of restricted stock and restricted stock units to directors who are not employees of the Company. This Plan replaces the 1999 Non-Employee Director Restricted Stock Plan. This Plan authorizes the granting of awards of up to 75,000 shares of stock. The awards for this Plan are available for grant over a ten-year period unless terminated earlier by the Board of Directors. In 2008, the Company granted 27,648 restricted stock units at a market value of $2.39 per share. In 2007, the Company granted 19,845 restricted stock units at a market value of $6.81 per share. In 2006, the Company granted 13,680 and 13,824 restricted stock units at a market value of $8.78 and $8.69 per share, respectively. The 2008 grant of restricted stock units vest on the date of the 2009 annual shareholders’ meeting. The 2007 grant of restricted stock units vested on the date of the 2008 annual shareholders’ meeting. The first grant of restricted stock units vested on the date of the 2006 annual shareholders’ meeting and the second 2006 grant vested on the date of the 2007 annual shareholders’ meeting. The total market value of the awards granted was recorded as unearned compensation in additional paid-in capital line of Shareholders’ Equity.

EVA Incentive Compensation Plan

The Company’s EVA Incentive Compensation Plan (the “EVA Plan”) is intended to maximize shareholder value by aligning management’s interests with those of shareholders by rewarding management for sustainable and continuous improvement in operating results. No expense was recorded under this plan in 2008 and 2007, and $0.2 million of compensation was forfeited in 2006.

Accounting For Stock-Based Compensation

The Company recognized approximately $1.3 million, or $1.1 million, net of tax effects, in non-cash stock-based compensation expense for the year ended December 31, 2008, comprised of stock options ($0.1 million) and restricted stock awards ($1.2 million). The Company recognized approximately $1.6 million, or $1.0 million, net of tax effects, in non-cash stock-based compensation expense for the year ended December 31, 2007, comprised of stock options ($0.3 million) and restricted stock awards ($1.3 million). The Company recognized approximately $1.8 million, or $1.1 million, net of tax effects, in non-cash stock-based compensation expense for the year ended December 31, 2006, comprised of stock options ($0.8 million) and restricted stock awards ($1.0 million). Cash received from exercises of stock options for the years ended December 31, 2008, 2007 and 2006 was $0.4 million, $0.6 million and $0.8 million, respectively.

At December 31, 2008 the Company had 751,131 shares available under all of the stock compensation plans. On January 27, 2009, the Company issued 568,500 restricted shares.

Stock Options

The fair value of each option award is estimated as of the date of grant using the Black-Scholes option pricing model. The weighted average assumptions used in the model were as follows:

2006

Volatility	49%
Risk-free interest rate	4.4%
Dividend yield	0%
Expected life of options (years)	6
Weighted average fair value of options granted	$4.48

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

The following table summarizes the stock option transactions pursuant to the Company’s stock incentive plans for the three years ended December 31, 2008:

					Average
		Weighted	Average	Aggregate	Remaining	Unrecognized
		Average	Remaining	Intrinsic	Vesting	Compensation
	Shares	Exercise Price	Contractual	Value	Period	Expense
	(000’s)	Per Share	Term (Years)	(000’s)	(Months)	(000’s)

Options outstanding at January 1, 2006	1,292	$4.90
Granted	189	8.77
Exercised	(198)	4.11
Forfeited	(59)	7.82

Options outstanding at December 31, 2006	1,224	5.49
Granted	—	—
Exercised	(208)	2.69
Forfeited	(121)	8.57

Options outstanding at December 31, 2007	895	5.72
Granted	—	—
Exercised	(170)	2.30
Forfeited	(260)	5.56

Options outstanding at December 31, 2008	465	$7.06	4.2	—	—	$—

Exercisable at December 31, 2008	437	$6.95	4.0	—	N/A	N/A

The following table summarizes information about stock options outstanding at December 31, 2008:

	Options Outstanding
		Weighted Average		Options Exercisable
	Number	Remaining		Number
Range of	Outstanding	Contractual Life	Weighted Average	Exercisable	Weighted Average
Exercise Price	(000’s)	(Years)	Exercise Price	(000’s)	Exercise Price

$2.98	10	4.6	$2.98	10	$2.98
$4.29 - $4.40	146	1.3	4.30	146	4.30
$7.23	118	4.5	7.23	118	7.23
$8.69 - $8.78	114	6.4	8.78	86	8.78
$9.12 - $10.09	77	5.7	10.03	77	10.03

Total	465	4.2	$7.06	437	$6.95

Restricted Stock and Restricted Stock Units

The following summary presents the information regarding the restricted stock and restricted stock units for the three years ended as of December 31, 2008:

					Average
		Weighted	Average	Aggregate	Remaining	Unrecognized
		Average	Remaining	Intrinsic	Vesting	Compensation
	Shares	Grant Date	Contractual	Value	Period	Expense
	(000’s)	Fair Value	Term (Years)	(000’s)	(months)	(000’s)

Outstanding at January 1, 2006	97	$9.69
Granted	207	8.76
Restricted stock vested	(73)	8.67
Forfeited	(21)	9.47

Outstanding at December 31, 2006	210	9.15
Granted	262	6.12
Restricted stock vested	(93)	9.16
Forfeited	(37)	7.98

Outstanding at December 31, 2007	342	6.95
Granted	480	3.86
Restricted stock vested	(132)	7.41
Forfeited	(92)	5.08

Outstanding at December 31, 2008	598	$4.65	8.6	$272	10	$1,600

Restricted stock units vested at December 31, 2008	36	$7.91	7.7	16	N/A	N/A

10.	INCOME TAXES

The provision for income taxes, relating to continuing operations, is composed of the following (in millions):

	2008	2007	2006

Current:
U.S. Federal tax benefit	$—	$(4.1)	$(0.4)
State and local tax	0.1	0.1	—

Total current	0.1	(4.0)	(0.4)

Deferred:
U.S. Federal tax (benefit)	(4.1)	0.3	(3.0)
State and local tax	—	—	1.1

Total deferred	(4.1)	0.3	(1.9)

Total income tax benefit	$(4.0)	$(3.7)	$(2.3)

A reconciliation of income taxes based on the application of the statutory federal income tax rate to income taxes as set forth in the consolidated statements of continuing operations follows:

	2008	2007	2006

Federal statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in taxes resulting from:
State and local taxes	1.8	7.4	2.8
Contingency accrual adjustment	0.2	0.8	1.8
Valuation allowance adjustment	(23.3)	(7.6)	(13.6)
Nondeductible items	(3.4)	(3.6)	(2.1)
Other, net	(0.1)	(0.4)	(0.7)

Effective income tax rate	10.2%	31.6%	23.2%

In 2008, 2007 and 2006, the Company recorded a loss from continuing operations before income taxes of $39.2 million, $11.7 million, and $10.0 million, respectively. The Company was able to carry back substantially all of the losses in 2007 and 2006 and amend previous year’s returns to receive tax refunds in 2008 and 2007 of $5.3 million and $4.4 million, respectively. The loss before continuing operations in 2008 can not be carried back to an open year with taxable income and as such, the Company has recorded valuation allowances of $8.7 million and $0.3 million for 2008 and 2007, respectively. In 2007, the Company re-evaluated its tax position assertions and was able to reduce its previous tax accruals by $0.1 million largely due to the lapse of statutes.

Deferred income taxes at December 31, 2008 and 2007 are comprised of the following (in millions):

	2008		2007
	Assets	Liabilities	Assets	Liabilities

Accelerated depreciation	$1.6	$—	$1.3	$—
Goodwill	1.1	—	—	0.8
Employee benefits related	1.6	—	2.2	—
Inventories	2.2	—	1.9	—
LIFO	—	9.5	—	9.1
Insurance related	1.2	—	0.7	—
Other accrued liabilities	1.2	—	1.0	—
Accounts receivables	0.6	—	0.3	—
Income tax loss carryforwards	16.1	—	5.9	—
Other	0.3	0.5	0.3	0.6

Gross deferred tax assets and liabilities	25.9	10.0	13.6	10.5
Valuation allowance	(14.8)	—	(5.9)	—

Total	$11.1	$10.0	$7.7	$10.5

The Company has both federal and state tax loss carry forwards reflected above. The Company’s federal tax loss carryforwards of approximately $28.0 million will expire in 2028. The state tax loss carry forwards have expiration dates extending out to 2027. The Company’s net deferred tax assets are expected to be realized with tax planning strategies that include the reversal of deferred tax liabilities and sales of existing real estate from closed facilities.

The total deferred income tax assets (liabilities) as presented in the accompanying consolidated balance sheets are as follows (in millions):

	2008	2007

Net current deferred taxes	$(6.9)	$(5.3)
Net long-term deferred taxes	8.0	2.5

Huttig adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. As a result of the implementation, the Company recognized a $0.4 million decrease to liabilities for uncertain tax positions. This decrease was accounted for as an increase to the beginning balance of retained earnings on the balance sheet. Including the cumulative-effect decrease to liabilities for uncertain tax positions, at the beginning of 2007, Huttig had approximately $0.4 million of unrecognized tax benefits, all of which, if recognized, would affect the effective income tax rate in future periods. As of December 31, 2008, there have been no material changes to the liabilities for uncertain tax positions. The Company does not expect any significant increases or decreases to its unrecognized tax benefits within 12 months of this reporting date.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	2008	2007

Beginning Balance	$0.3	$0.4
Lapse of statute of limitations	—	(0.1)

Ending Balance	$0.3	$0.3

The Company has $0.3 million of unrecognized tax benefits at December 31, 2008 and 2007 and $0.1 million and $0.2 million of accrued interest related to uncertain tax positions included in “Other non-current liabilities” at December 31, 2008 and December 31, 2007, respectively.

Huttig and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through 2005. Open tax years related to state jurisdictions remain subject to examination but are not considered material.

11.	BASIC AND DILUTED NET LOSS PER SHARE

The following table sets forth the computation of net income per basic and diluted share (net income amounts in millions, share amounts in thousands, per share amounts in dollars):

	2008	2007	2006

Net loss available to common shareholders
Net loss from continuing operations	$(35.2)	$(8.0)	$(7.7)
Net loss from discontinued operations	(0.2)	(0.2)	—

Net loss (numerator)	$(35.4)	$(8.2)	$(7.7)

Weighted average number of basic and diluted shares outstanding (denominator)	20,923	20,570	20,270

Net loss per share — Basic and Diluted
Net loss from continuing operations	$(1.68)	$(0.39)	$(0.38)
Net loss from discontinued operations	(0.01)	(0.01)	—

Net loss	$(1.69)	$(0.40)	$(0.38)

At December 31, 2008, 2007 and 2006, all outstanding stock options and all non-vested restricted shares were anti-dilutive. Anti-dilutive shares were not included in the computations of diluted income per share amounts in 2008, 2007 and 2006.

12.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table provides selected consolidated financial information from continuing operations on a quarterly basis for each quarter of 2008 and 2007. The Company’s business is seasonal and particularly sensitive to weather conditions. Interim amounts are therefore subject to significant fluctuations (in millions, except per share data).

	First	Second	Third	Fourth	Full
	Quarter	Quarter	Quarter	Quarter	Year

2008
Net sales	$166.8	$195.4	$182.8	$126.0	$671.0
Gross profit	32.1	36.7	33.0	20.6	122.4
Operating loss	(13.3)	(2.8)	(6.2)	(14.3)	(36.6)
Net loss from continuing operations	(9.8)	(2.4)	(7.7)	(15.3)	(35.2)
Net loss from discontinued operations	—	(0.1)	—	(0.1)	(0.2)
Net loss per share — Diluted
Net loss from continuing operations	$(0.47)	$(0.11)	$(0.37)	$(0.73)	$(1.68)
Net loss from discontinued operations	—	(0.01)	—	—	(0.01)

Net loss	$(0.47)	$(0.12)	$(0.37)	$(0.73)	$(1.69)

2007
Net sales	$222.4	$239.5	$233.0	$179.9	$874.8
Gross profit	41.8	45.7	43.4	34.1	165.0
Operating profit (loss)	(3.8)	2.9	1.0	(7.6)	(7.5)
Net income (loss) from continuing operations	(3.2)	1.1	(0.1)	(5.8)	(8.0)
Net loss from discontinued operations	(0.2)	—	—	—	(0.2)
Net income (loss) per share — Diluted
Net income (loss) from continuing operations	$(0.16)	$0.05	$—	$(0.28)	$(0.39)
Net loss from discontinued operations	(0.01)	—	—	—	(0.01)

Net income (loss)	$(0.17)	$0.05	$—	$(0.28)	$(0.40)

13.	DISCONTINUED OPERATIONS

Huttig sold its mouldings manufacturer, American Pine Products in August of 2004, and its one-step branches in three separate transactions in August and December of 2004, and in February of 2005. These operations are accounted for as discontinued operations. The discontinued operations of the Company had no sales in 2008, 2007 and 2006. A net loss from discontinued operations of $0.2 million, $0.2 million and $0.0 million was recorded in 2008, 2007 and 2006, respectively.

14.	ASSET IMPAIRMENT

The Company recorded an impairment charge of $10.7 million in the caption “Operating expenses” on its consolidated statements of operations for the year ended December 31, 2006 for the discontinued implementation of a new enterprise resource system.

15.	BRANCH CLOSURES AND OTHER SEVERANCE

In 2008, the Company closed its Fresno, California, Springfield, Missouri, Jackson, Tennessee, Fredericksburg, Virginia, and Macon, Georgia branch operations. The Company recorded $2.1 million in operating charges from the closures in the caption “Operating expenses” on its consolidated statements of operations for 2008. In addition, the Company recorded $1.0 million in inventory losses related to the branch closures recorded in the caption “Cost of sales” on its consolidated statements of operations for 2008.

In 2007, the Company closed its Long Island, New York, Dothan, Alabama, Spokane, Washington, Greensburg, Pennsylvania, and Kansas City, Missouri branch operations and sold its Green Bay, Wisconsin branch operations. The Company recorded $3.8 million in operating charges from the closures, from severance associated with other reductions in force in 2007, and from the consolidation of leased space at its headquarters location in the caption “Operating expenses” on its consolidated statements of operations for 2007. In addition, the Company recorded $1.5 million in inventory losses related to the branch closures recorded in the caption “Cost of sales” on its consolidated statements of operations for 2007.

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

At December 31, 2008 and 2007, the Company has $0.9 million and $1.8 million, respectively, in accruals related to severance and the remaining building lease rentals that will be paid out over the terms of the various leases through 2015 recorded in the caption “Accrued compensation” and “Other accrued liabilities” on its consolidated balance sheets.

Branch Closure Reserve and Other Severance (in millions)

		Operating
	Inventory	Expenses	Total

January 1, 2006	$—	$—	$—
Branch closures and other severance	1.0	2.9	3.9
Amount paid/utilized	(1.0)	(1.7)	(2.7)

Balance December 31, 2006	—	1.2	1.2
Branch closures and other severance	1.5	4.2	5.7
Amount paid/utilized	(1.5)	(3.6)	(5.1)

Balance December 31, 2007	—	1.8	1.8
Branch closures and other severance	1.0	2.1	3.1
Amount paid/utilized	(1.0)	(3.0)	(4.0)

Balance December 31, 2008	$—	$0.9	$0.9

16.	SUBSEQUENT EVENTS

In March 2009, the Company announced the closing of its Atlanta, Georgia and its Indianapolis, Indiana facilities. The Company expects to incur between $1.8 million and $2.3 million in operating charges related to these actions during the remainder of 2009 for remaining lease rentals, asset write-offs/transfer costs and employee severance payments. The Company expects approximately $1.2 million of these charges to be cash payments, including approximately $0.8 million related to lease rentals (net of anticipated sublease rentals) on these facilities, being paid out over the terms of two leases expiring in October 2009 and June 2012.

ITEM 9 —	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A —	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures — The Company, under the supervision and with the participation of our Disclosure Committee and management, including our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective as of December 31, 2008 in all material respects in (a) causing information required to be disclosed by us in reports that we file or submit under the Securities and Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (b) causing such information to be accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control on financial reporting during the Company’s fiscal fourth quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management’s Report on Internal Control Over Financial Reporting — The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of Huttig Building Products, Inc.’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

ITEM 9B —	OTHER INFORMATION

Branch Closures

In March 2009, the Company announced the closing of its Atlanta, Georgia and its Indianapolis, Indiana facilities. The Company expects to incur between $1.8 million and $2.3 million in operating charges related to these actions during the remainder of 2009 for remaining lease rentals, asset write-offs/transfer costs and employee severance payments. The Company expects approximately $1.2 million of these charges to be cash payments, including approximately $0.8 million related to lease rentals (net of anticipated sublease rentals) on these facilities, being paid out over the terms of two leases expiring in October 2009 and June 2012.

PART III

ITEM 10 —	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding executive officers and directors of Huttig is set forth in the Company’s definitive proxy statement for its 2009 Annual Meeting of Stockholders (the “2009 Proxy Statement”) under the caption “Executive Officers” and “Election of Directors”, respectively, and is incorporated herein by reference. Information regarding Section 16(a) beneficial ownership reporting compliance is set forth in the

2009 Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

The information regarding the Company’s “audit committee financial expert” and identification of the members of the Audit Committee of the Company’s Board of Directors is set forth in the 2009 Proxy Statement under the caption “Board Committees” and is incorporated herein by reference.

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

The information required by Item 11 is set forth in the 2009 Proxy Statement under the captions “Board of Directors and Committees of the Board of Directors,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Report on Executive Compensation by the Management Organization and Compensation Committee of the Company” and is incorporated herein by reference.

ITEM 12 —	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except as set forth below, the information required by Item 12 is set forth in the 2009 Proxy Statement under the captions “Beneficial Ownership of Common Stock by Directors and Management” and “Principal Stockholders of the Company,” and is incorporated herein by reference.

Equity Compensation Plan Information

The following table presents information, as of December 31, 2008, for equity compensation plans under which Huttig’s equity securities are authorized for issuance.

			Number of Securities
			Remaining Available for
	Number of Securities to be	Weighted-Average	Future Issuance Under
	Issued Upon Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column(a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	922,735	$2.90	751,134 (1)
Equity compensation plans not approved by security holders(2)	140,000 (3)	$4.30	0

Total	1,062,735	$3.09	751,134

(1)	To the extent such shares are not issued pursuant to future option grants, 751,134 of such shares are available for issuance in the form of awards of restricted stock under the Company’s 2005 Executive Incentive Compensation Plan and 3 of such shares are available for awards under the Company’s 2005 Non-Employee Director Restricted Stock Plan.

(2)	Includes written option agreements providing for option grants to certain of the Company’s non-employee directors (see footnote (3) below).

(3)	Includes options to purchase 100,000 shares at a per share price of $4.29 granted on January 24, 2000 to Mr. Evans, a director of the Company. Includes options to purchase 20,000 shares at a per share exercise price of $4.34 granted on January 22, 2001 to each of Messrs. Bigelow and Forté both of whom are directors of the Company. Each of these options has vested in full.

ITEM 13 —	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is set forth in the 2009 Proxy Statement under the caption “Certain Relationships and Related Transactions and Director Independence,” and is incorporated herein by reference.

ITEM 14 —	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is set forth in the 2009 Proxy Statement under the caption “Principal Accounting Firm Services and Fees,” and is incorporated herein by reference.

PART IV

ITEM 15 —	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

1. Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2008 and 2007

Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006

Notes to Consolidated Financial Statements

2. Exhibits:

Exhibit Index

3.1	Restated Certificate of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to the Form 10 filed with the Commission on September 21, 1999.)
3.2	Amended and Restated Bylaws of the Company as amended as of September 26, 2007. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 28, 2007.)
4.1	Rights Agreement dated December 6, 1999 between the Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent. (Incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (the “1999 Form 10-K”).)
4.2	Amendment No. 1 to Rights Agreement between the Company and ChaseMellon Shareholders Services, L.L.C. (Incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.)
4.3	Amendment No. 2 to Rights Agreement, dated February 25, 2005, by and between the Company and Mellon Investor Services LLC, as Rights Agent (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 3, 2005.)
4.4	Amendment No. 3 to Rights Agreement, dated April 14, 2005, by and between the Company and Mellon Investor Services LLC, as Rights Agent (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 18, 2005.)

4.5		Certificate of Designations of Series A Junior Participating Preferred Stock of the Company. (Incorporated by reference to Exhibit 4.6 to the 1999 Form 10-K.)
4.6		Credit Agreement dated as of October 20, 2006 among the Company, Huttig, Inc. and Huttig Texas Limited Partnership, the other credit parties signatory thereto, the lenders signatory thereto, General Electric Capital Corporation, as agent lender, GE Capital Financial, Inc., as an L/C issuer and the other lenders signatory thereto from time to time (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2006.)
10.1		Tax Allocation Agreement by and between Crane and the Company dated December 16, 1999. (Incorporated by reference to Exhibit 10.1 to the 1999 Form 10-K.)
10.2		Employee Matters Agreement between Crane and the Company dated December 16, 1999. (Incorporated by reference to Exhibit 10.2 to the 1999 Form 10-K.)
*10	.3	1999 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.5 to Amendment No. 4 to the Form 10 filed with the Commission on December 6, 1999.)
*10	.4	Form of Stock Option Agreement under the Company’s 1999 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.6 to the 1999 Form 10-K.)
*10	.5	Amended and Restated 2001 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.)
*10	.6	Form of Stock Option Agreement under the Company’s 2001 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (the “2001 Form 10-K”).)
*10	.7	Form of Indemnification Agreement for Executive Officers and Directors. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 4, 2005.)
10.8		Registration Rights Agreement by and between The Rugby Group PLC and the Company dated December 16, 1999. (Incorporated by reference to Exhibit 10.14 to the 1999 Form 10-K.)
10.9		Letter Agreement dated August 20, 2001 between the Company and The Rugby Group Limited. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 29, 2001)
*10	.10	Form of Restricted Stock Agreement for awards under the Company’s 1999 Stock Incentive Plan (Incorporated by reference to Exhibit 10.25 to the 2001 Form 10-K.)
10.11		Master Supply Agreement, dated August 2, 2004, between the Company and Woodgrain Millwork, Inc. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004)+
10.12		Joint Defense Agreement dated January 19, 2005, between the Company and The Rugby Group Ltd. and Rugby IPD Corp (Incorporated herein by reference to Exhibit 10.29 to the 2004 Form 10-K)+
*10	.13	Amendment No. 1 to 1999 Stock Incentive Plan (Incorporated by reference to Exhibit 10.35 to the Company’s Form 10-K/A (Amendment No. 1) filed with the Commission on August 8, 2005)
*10	.14	Amendment No. 1 to Amended and Restated 2001 Stock Incentive Plan (Incorporated by reference to Exhibit 10.36 to the Company’s Form 10-K/A (Amendment No. 1) filed with the Commission on August 8, 2005)
*10	.15	Form of Restricted Stock Agreement under the Company’s Amended and Restated 2001 Stock Incentive Plan (Incorporated by reference to Exhibit 10.37 to the Company’s Form 10-K/A (Amendment No. 1) filed with the Commission on August 8, 2005)
*10	.16	EVA Incentive Compensation Plan (as amended effective January 1, 2004) (Incorporated by reference to Exhibit 10.38 to the Company’s Form 10-K/A (Amendment No. 2) filed with the Commission on October 17, 2005)
*10	.17	Deferred Compensation Plan (Incorporated by reference to Exhibit 10.39 to the Company’s Form 10-K/A (Amendment No. 2) filed with the Commission on October 17, 2005)
*10	.18	Letter agreement dated May 5, 2005 between David L. Fleisher and the Company (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2005)
*10	.19	2005 Executive Incentive Compensation Plan, as Amended and Restated Effective February 27, 2007 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007)
*10	.20	2005 Nonemployee Directors’ Restricted Stock Plan (Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2005)
*10	.21	Form of Restricted Stock Agreement under 2005 Executive Incentive Compensation Plan (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2005)

*10	.22	Form of Stock Option Agreement under 2005 Executive Compensation Plan (Incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2005)
*10	.23	Form of Restricted Stock Unit Agreement under the 2005 Nonemployee Directors’ Restricted Stock Plan (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)
*10	.24	EVA Executive Incentive Plan for the year 2006 (Incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.)
*10	.25	Form of 2006 Amended and Restated Change of Control Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2006)
*10	.26	Agreement between Hank Krey and the Company dated April 28, 2006 (Incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2006)
*10	.27	Employment Agreement dated December 31, 2006 between Michael A. Lupo and the Company (Incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.)
*10	.28	Executive Agreement dated December 4, 2006 between Jon P. Vrabely and the Company (Incorporated herein by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.)
*10	.29	Separation Agreement and Release of All Claims between Darlene Schroeder and the Company fully executed on November 1, 2007 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2007.)
*10	.30	Deferred Compensation Plan — 2008 Restatement (Incorporated herein by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)
*10	.31	Offer Letter dated December 21, 2006 from the Company to Gregory W. Gurley (Incorporated herein by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)
*10	.32	Amended and Restated Executive Agreement between Huttig Building Products, Inc. and Jon Vrabely effective as of June 24, 2008 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2008)
*10	.33	Compensation arrangements for certain named executive officers
*10	.34	Compensation arrangements with outside directors
21.1		Subsidiaries
23.1		Consent of KPMG LLP, independent registered public accounting firm
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement.

+	Certain portions of this Exhibit have been omitted based on an order granting confidential treatment under the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUTTIG BUILDING PRODUCTS, INC.

By:	/s/ Jon P. Vrabely
President and Chief Executive Officer

Date: March 4, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jon P. Vrabely Jon P. Vrabely	President, Chief Executive Officer and Director	March 4, 2009

/s/ Kenneth L. Young Kenneth L. Young	Vice President, Chief Financial Officer and Secretary	March 4, 2009

/s/ R. S. Evans R. S. Evans	Chairman of the Board	March 4, 2009

/s/ E. Thayer Bigelow E. Thayer Bigelow	Director	March 4, 2009

/s/ Richard S. Forté Richard S. Forté	Director	March 4, 2009

/s/ Donald L. Glass Donald L. Glass	Director	March 4, 2009

/s/ Michael A. Lupo Michael A. Lupo	Director	March 4, 2009

/s/ J. Keith Matheney J. Keith Matheney	Director	March 4, 2009

/s/ Delbert H. Tanner Delbert H. Tanner	Director	March 4, 2009

/s/ Steven A. Wise Steven A. Wise	Director	March 4, 2009