Form 10-Q
period 2009-03-31
HUTTIG BUILDING PRODUCTS INC
filed 2009-05-08
CIK 1093082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of Common Stock outstanding on March 31, 2009 was 22,025,134 shares.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements Consolidated Statements of Operations for the three months ended March 31, 2009 and 2008 (unaudited
CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED
(In Millions, Except Share and Per Share Data)

	Three Months Ended
	March 31,
	2009	2008
Net sales	$100.0	$166.8
Cost of sales	84.2	134.7

Gross margin	15.8	32.1
Operating expenses	29.4	38.4
Goodwill impairment	—	7.0
Gain on disposal of capital assets	(0.8)	—

Operating loss	(12.8)	(13.3)
Interest expense, net	0.4	0.7

Loss from continuing operations before income taxes	(13.2)	(14.0)
Provision (benefit) for income taxes	0.5	(4.2)

Loss from continuing operations	(13.7)	(9.8)
Loss from discontinued operations, net of taxes	(0.6)	—

Net loss	$(14.3)	$(9.8)

Net loss from continuing operations per share — basic and diluted	$(0.65)	$(0.47)
Net loss from discontinued operations per share — basic and diluted	(0.03)	—

Net loss per share — basic and diluted	$(0.68)	$(0.47)

Basic and diluted shares outstanding	21,104,972	20,760,862
See notes to unaudited consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Millions)

	March 31,	December 31,	March 31,
	2009	2008	2008
	(unaudited)		(unaudited)
ASSETS
CURRENT ASSETS:
Cash and equivalents	$1.4	$2.8	$2.7
Trade accounts receivable, net	43.1	33.0	69.9
Inventories, net	49.8	59.4	92.1
Other current assets	4.3	5.5	10.3

Total current assets	98.6	100.7	175.0

PROPERTY, PLANT AND EQUIPMENT
Land	5.6	5.6	5.6
Building and improvements	29.2	29.4	30.3
Machinery and equipment	28.9	29.5	29.9

Gross property, plant and equipment	63.7	64.5	65.8
Less accumulated depreciation	40.4	40.1	39.8

Property, plant and equipment, net	23.3	24.4	26.0

OTHER ASSETS:
Goodwill, net	9.6	9.6	11.2
Other	3.1	3.3	4.7
Deferred income taxes	8.0	8.0	7.0

Total other assets	20.7	20.9	22.9

TOTAL ASSETS	$142.6	$146.0	$223.9

See notes to unaudited consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Millions, Except Share and Per Share Data)

	March 31,	December 31,	March 31,
	2009	2008	2008
	(unaudited)		(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$0.3	$0.4	$0.7
Trade accounts payable	31.4	23.5	51.4
Deferred income taxes	7.4	6.9	5.6
Accrued compensation	2.6	4.3	4.5
Other accrued liabilities	12.9	14.4	13.1

Total current liabilities	54.6	49.5	75.3

NON-CURRENT LIABILITIES:
Long-term debt, less current maturities	29.7	23.7	50.0
Other non-current liabilities	2.0	2.5	3.5

Total non-current liabilities	31.7	26.2	53.5

SHAREHOLDERS’ EQUITY
Preferred shares; $.01 par (5,000,000 shares authorized)	—	—	—
Common shares; $.01 par (50,000,000 shares authorized:
22,025,134, 21,478,631 and 21,560,176 shares issued at March 31, 2009, December 31, 2008 and March 31, 2008, respectively)	0.2	0.2	0.2
Additional paid-in capital	37.6	37.3	36.5
Retained earnings	18.5	32.8	58.4

Total shareholders’ equity	56.3	70.3	95.1

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$142.6	$146.0	$223.9

See notes to unaudited consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
UNAUDITED
(In Millions)

	Common Shares	Additional		Total
	Outstanding,	Paid-In	Retained	Shareholders’
	at Par Value	Capital	Earnings	Equity
Balance at January 1, 2009	$0.2	$37.3	$32.8	$70.3

Net loss			(14.3)	(14.3)

Comprehensive loss				(14.3)

Stock compensation		0.3		0.3

Balance at March 31, 2009	$0.2	$37.6	$18.5	$56.3

See notes to unaudited consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(In Millions)

	Three Months Ended
	March 31,
	2009	2008
Cash Flows From Operating Activities:
Net loss	$(14.3)	$(9.8)
Adjustments to reconcile net loss to net cash used in operating activities:
Net loss from discontinued operations	0.6	—
Depreciation and amortization	1.1	1.1
Stock compensation	0.3	0.4
Impairment of long-lived assets	0.2	7.0
Gain on disposal of capital assets	(0.8)	—
Other adjustments	0.5	(4.3)
Changes in operating assets and liabilities:
Trade accounts receivable	(10.1)	(13.8)
Inventories	9.6	(3.4)
Trade accounts payable	7.9	1.3
Other	(3.0)	(2.1)

Total net cash used in operating activities	(8.0)	(23.6)

Cash Flows From Investing Activities:
Capital expenditures	(0.4)	(0.4)
Proceeds from disposition of capital assets	1.1	0.1

Total cash provided by (used in) investing activities	0.7	(0.3)

Cash Flows From Financing Activities:
Borrowings and payments of debt, net	5.9	24.1
Exercise of stock options	—	0.7

Total cash provided by financing activities	5.9	24.8

Net increase (decrease) in cash and equivalents	(1.4)	0.9
Cash and equivalents, beginning of period	2.8	1.8

Cash and equivalents, end of period	$1.4	$2.7

Supplemental Disclosure of Cash Flow Information:
Interest paid	$0.4	$0.6
Income taxes refunded	—	(1.0)
Cash received from exercise of stock options	—	0.4
See notes to unaudited consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. BASIS OF PRESENTATION
The unaudited interim consolidated financial statements of Huttig Building Products, Inc. (the “Company” or “Huttig”) were prepared in accordance with U.S. generally accepted accounting principles and reflect all adjustments (including normal recurring accruals) which, in the opinion of management, are considered necessary for the fair presentation of the results for the periods presented. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on
Form 10-K for the year ended December 31, 2008.
The consolidated results of operations and resulting cash flows for the interim periods presented are not necessarily indicative of the results that might be expected for the full year. Due to the seasonal nature of Huttig’s business, operating profitability is usually lower in the Company’s first and fourth quarters than in the second and third quarters.
2. STOCK-BASED EMPLOYEE COMPENSATION
The Company recognized $0.3 million and $0.4 million in non-cash stock-based compensation in the three months ended March 31, 2009 and 2008, respectively. During the first three months of 2009, the Company granted an aggregate of 568,500 shares of restricted stock at a combined weighted average fair market value of $0.32 per share under its 2005 Executive Incentive Compensation Plan. The restricted shares vest in three equal installments on the first, second and third anniversaries of the respective grant dates. The unearned compensation expense is being amortized into expense on a straight-line basis over the requisite service period for the entire award. As of March 31, 2009, the total compensation expense not yet recognized related to all outstanding restricted stock/unit awards and non-vested options was approximately $1.5 million and less than $0.1 million, respectively.
3. DEBT
Debt consisted of the following (in millions):

	March 31,	December 31,	March 31,
	2009	2008	2008
Revolving credit facility	$29.4	$23.5	$49.4
Other obligations	0.6	0.6	1.3

Total debt	30.0	24.1	50.7
Less current portion	0.3	0.4	0.7

Long-term debt	$29.7	$23.7	$50.0

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

At March 31, 2009, under the credit facility the Company had revolving credit borrowings of $29.4 million outstanding at a weighted average interest rate of 2.21%, letters of credit outstanding totaling $6.0 million, primarily for health and workers’ compensation insurance, and $45.4 million of additional borrowing capacity. In addition, the Company had $0.6 million of other obligations outstanding at March 31, 2009.
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
Huttig has been identified as a potentially responsible party in connection with the clean up of contamination at a formerly owned property in Montana that was used for the manufacture of wood windows and at a currently-owned facility in Prineville, Oregon, in connection with the clean up of petroleum hydrocarbons and PCP discovered in soil and groundwater at the facility. As of March 31, 2009, the Company had accrued approximately $0.9 million for future costs of remediating these sites. However, until a final remedy is selected by the respective state departments of environmental quality, management cannot estimate the top of the range of loss or cost to Huttig of the final remediation order.
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
5. BASIC AND DILUTED SHARES
For the three months ended March 31, 2009 and 2008, all outstanding stock options and all non-vested restricted shares/units were anti-dilutive and, therefore, were not included in the computations of diluted income per share amounts. At March 31, 2009, the Company had 442,750 stock options and an aggregate of 976,598 shares of restricted stock and restricted stock units outstanding.

6. BRANCH CLOSURES AND OTHER SEVERANCE
In the first quarter of 2009, the Company recorded a $0.9 million LIFO liquidation adjustment due to branch closures, which was partially offset by a $0.5 million net write down of inventory at closed branches in “Cost of sales”, and $1.1 million of expense, primarily from lease termination and severance costs for closed branches in “Operating expenses”. In the first three months of 2008, the Company recorded $0.2 million in net inventory gains in “Cost of sales” and $0.5 million of expense in “Operating expenses” related to branch closures.
At March 31, 2009, the Company had $1.8 million in accruals related to severance and the remaining building lease rentals for closed branches that will be paid out over the terms of the various leases through 2015.
Branch Closure Reserve and Other Accrued Severance (in millions):

		Operating
	Inventory	Expenses	Total
Balance December 31, 2008	$—	$0.9	$0.9
Branch closures and other severance	(0.4)	1.1	0.7
Amount paid/utilized	0.4	(0.2)	0.2

Balance March 31, 2009	$—	$1.8	$1.8

7. INCOME TAXES
The Company recognized income tax expense of $0.5 in the first quarter of 2009. The Company has net deferred tax assets at March 31, 2009 of $0.6 million. Management believes it is more likely than not that with its available tax planning strategies and after consideration of the valuation allowance, the Company will generate sufficient taxable income to realize the benefits of the net deferred tax assets existing at March 31, 2009. The Company’s valuation allowance increased at March 31, 2009 to $20.1 million from $14.8 million at December 31, 2008. The increase relates to the additional valuation allowance being placed on net operating loss carry forwards of the Company.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Huttig is a distributor of building materials used principally in new residential construction and in home improvement, remodeling and repair work. We distribute our products through 28 distribution centers serving 45 states and sell primarily to building materials dealers, national buying groups, home centers and industrial users, including makers of manufactured homes.
The following table sets forth our sales from continuing operations, by product classification as a percentage of total sales:

	Three Months Ended March 31,
	2009	2008
Millwork(1)	48%	49%

General Building Products(2)	42%	40%

Wood Products(3)	10%	11%

Total Net Product Sales	100%	100%

(1)	Millwork includes exterior and interior doors, pre-hung door units, windows, patio doors, mouldings, frames, stair parts and columns.

(2)	General building products include composite decking, connectors, fasteners, housewrap, roofing products, insulation and other miscellaneous building products.

(3)	Wood products include engineered wood products and other wood products, such as lumber and panels.
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
In reaction to the housing downturn, the Company has been restructuring its operations since the second quarter of 2006. From the second quarter of 2006 through the first quarter of 2009, the Company closed, consolidated, or sold 19 distribution centers, including two during the first quarter of 2009. In addition, the Company has reduced its workforce by approximately 1,200 in the same time frame and has approximately 1,000 employees at March 31, 2009.
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
We believe we have the product offerings, warehouse and support facilities, personnel, systems infrastructure and financial competitive resources necessary for continued business success. Our future revenues, costs and profitability, however, are all likely to be influenced by a number of risks and uncertainties, including those discussed under “Cautionary Statement” below.

Critical Accounting Policies
We prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles, which require management to make estimates and assumptions. Management bases these estimates and assumptions on historical results and known trends as well as management forecasts. Actual results could differ from these estimates and assumptions. See our Annual Report on Form 10-K for the year ended December 31, 2008 in Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies.”
Results of Operations
Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008
Net sales from continuing operations for the first quarter of 2009 were $100.0 million, which were $66.8 million, or approximately 40%, lower than the first quarter of 2008. First quarter 2009 results were impacted by a 50% drop in housing starts to an average annualized rate of approximately 0.5 million, compared to approximately 1.1 million in the first quarter of 2008. We continue to anticipate decreased housing starts for the balance of 2009 versus 2008 based on the current level of housing activity and industry forecasts.
Sales decreased in all product categories. General building products sales decreased 36% to $42.2 million. Millwork sales decreased 41% to $48.2 million. Other wood products, mostly commodity products, decreased 47% to $7.3 million and engineered wood sales were down 55% to $2.3 million.
Gross margin decreased 51% to $15.8 million, or 15.8% of sales, as compared to $32.1 million, or 19.2% of sales, in the prior year period. First quarter 2009 results reflect a $0.9 million LIFO liquidation adjustment due to branch closures, which was partially offset a $0.5 million net write down of inventory at closed branches, while the first quarter 2008 results reflect a net gain of inventory at closed branches of $0.2 million. These items favorably impacted 2009 and 2008 gross margin percentages by approximately 0.4% and 0.1%, respectively. The first quarter 2009 gross margin dollars also decreased due to a lower of cost or market adjustment of $1.5 million recorded by the Company in the first quarter of 2009 related to a decline in prices for our metal fastener inventory. Excluding 2009 and 2008 charges and the lower of cost or market adjustment, gross margin decreased to 16.9% in 2009 from 19.1% in 2008. The remaining decrease is primarily a result of lower building products margins from sales of metal fastener inventory and lower vendor rebates earned. The 2009 gross margin was also impacted by pricing pressure in the down housing market, which may continue throughout 2009.
Operating expenses decreased 23% to $29.4 million, or 29.4% of sales, in the 2009 first quarter, compared to $38.4 million, or 23.0% of sales, in the 2008 first quarter. First quarter 2009 and 2008 results included $1.1 million and $0.3 million in charges related to the cost reduction actions, respectively. Excluding these 2009 and 2008 first quarter charges, operating expenses decreased by $9.8 million primarily due to lower employee headcount and lower infrastructure levels as a result of the prior restructuring actions, partially offset by higher insurance costs.
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
Net interest expense decreased to $0.4 million in the 2009 first quarter from $0.7 million in the prior year first quarter due to lower interest rates and decreased borrowing levels.
We recognized income tax expense of $0.5 in the first quarter of 2009. We have net deferred tax assets at March 31, 2009 of $0.6 million. Management believes it is more likely than not that with its available tax planning strategies and after consideration of the valuation allowance, we will generate sufficient taxable income to realize the benefits of the net deferred tax assets existing at March 31, 2009. Our valuation allowance increased at March 31, 2009 to $20.1 million from $14.8 million at December 31, 2008. The increase relates to the additional valuation allowance being placed on net operating loss carry forwards generated in the quarter ended March 31, 2009.

As a result of the foregoing factors, we incurred an operating loss from continuing operations of $12.8 million in the 2009 first quarter, as compared to $13.3 million of operating loss from continuing operations in the 2008 first quarter. Net loss from continuing operations was $13.7 million, or $0.65 per diluted share, in the 2009 first quarter, as compared to a net loss from continuing operations of $9.8 million, or $0.47 per diluted share, in the 2008 first quarter.
Discontinued Operations
We recorded a $0.6 million after-tax loss from discontinued operations for a note receivable impairment and environmental and litigation expenses associated with previously reported discontinued operations in the three months ended March 31, 2009, respectively.
Liquidity and Capital Resources
We depend on cash flow from operations and funds available under our revolving credit facility to finance seasonal working capital needs, capital expenditures and any acquisitions that we may undertake. Our working capital requirements are generally greatest in the second and third quarters, which reflect the seasonal nature of our business. The second and third quarters are also typically our strongest operating quarters, largely due to increased construction activities from more favorable weather throughout many of our markets compared to the first and fourth quarters. Absent unusual market conditions, we typically generate cash from working capital reductions in the fourth quarter of the year and build working capital during the first quarter in preparation for our second and third quarters. We also maintain significant inventories to meet rapid delivery requirements of our customers and to enable us to obtain favorable pricing, delivery and service terms with our suppliers. At March 31, 2009, December 31, 2008 and March 31, 2008, inventories constituted approximately 35%, 41% and 41% of our total assets, respectively. We also closely monitor operating expenses and inventory levels during seasonally affected periods and, to the extent possible, manage variable operating costs to minimize seasonal effects on our profitability.
Operations. Cash used in operating activities totaled $8.0 million for the three months ended March 31, 2009 as compared to cash used in operating activities of $23.6 million for the first three months of 2008. Accounts receivable increased by $10.1 million in the first three months of 2009, compared to an increase of $13.8 million in the first three months of 2008. Days sales outstanding increased to 39.3 days at March 31, 2009, compared to 38.2 days at March 31, 2008, based on annualized sales for the respective immediately preceding quarter. Inventory decreased by $9.6 million in the 2009 first three months, compared to an increase of $3.4 million in the 2008 first three months. Annualized inventory turns, calculated as the ratio of annualized cost of goods sold for each three-month period ended March 31 divided by the average of the beginning and ending inventory balances for each such three-month period, were 6.2 turns at March 31, 2009 compared to 6.0 at March 31, 2008. Accounts payable increased by $7.9 million in the three months ended March 31, 2009 as compared to an increase of $1.3 million in the three months ended March 31, 2008.
Investing. In the three-month period ended March 31, 2009, net cash provided by investing activities was $0.7 million, as compared to $0.3 million of net cash used in investing activities in the three-month period ended March 31, 2008. We expended $0.4 million in the first three months of 2009 and 2008 primarily to purchase machinery and equipment at multiple branches. In the 2009 first three months, we received proceeds of $1.1 million and recorded gains on disposal of capital assets of $0.8 million primarily as a result of our sale of the Greensburg, PA facility, which ceased operations in 2008.
Financing. Cash provided by financing activities for the first three months of 2009 primarily reflects a $5.9 million increase in net borrowings. Cash provided from financing activities of $24.8 million for the first three months of 2008 primarily reflects $24.1 million increase in net borrowings.
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
At March 31, 2009, under the credit facility we had revolving credit borrowings of $29.4 million outstanding at a weighted average interest rate of 2.21%, letters of credit outstanding totaling $6.0 million, primarily for health and workers’ compensation insurance, and $45.4 million of additional borrowing capacity. In addition, we had $0.6 million of other obligations outstanding at March 31, 2009. Given the Company’s current LIBOR based borrowing rates, we expect that the weighted average interest rate under the credit facility will increase as the outstanding advances at March 31, 2009 roll-over in the second quarter of 2009.
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
Off-Balance Sheet Arrangements
In addition to funds available from operating cash flows and our credit facility as described above, we use operating leases as a principal off-balance sheet financing technique. Operating leases are employed as an alternative to purchasing certain property, plant and equipment. See our Annual Report on Form 10-K for the year ended December 31, 2008 in Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Commitments and Contingencies.”
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
We have been identified as a potentially responsible party in connection with the clean up of contamination at a formerly owned property in Montana that was used for the manufacture of wood windows and at a currently-owned facility in Prineville, Oregon, in connection with the clean up of petroleum hydrocarbons and PCP discovered in soil and groundwater at the facility. As of March 31, 2009, we have accrued approximately $0.9 million for future costs of remediating these sites. However, until a final remedy is selected by the respective state departments of environmental quality, management cannot estimate the top of the range of loss or cost to us of the final remediation order.
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
Cautionary Statement
Certain statements in this Quarterly Report on Form 10-Q contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements regarding:
•	our expectation that known contingencies, including risks relating to environmental, product liability and other legal matters, will not have a material adverse effect on our financial position or cash flow;

•	our belief that there are no material environmental liabilities at any of our distribution center locations;

•	our anticipation of decreased housing starts for the balance of 2009 as compared to 2008;

•	our belief that the weighted average interest rate under our credit facilities will increase;

•	our belief that it is more likely than not we will generate sufficient taxable income to realize the benefits of the net deferred tax assets existing at March 31, 2009;

•	our expectation that the severe downturn in new housing activity will continue to adversely affect our operating results for at least the remainder of 2009;

•	our belief that cash generated from our operations and funds available under our credit facility will provide sufficient funds to meet our currently anticipated short-term liquidity and capital expenditure requirements;

•	our belief that we have the product offerings, warehouse and support facilities, personnel, systems infrastructure and financial and competitive resources necessary for continued business success;

•	our liquidity and exposure to market risk; and

•	cyclical and seasonal trends.
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

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have exposure to market risk as it relates to effects of changes in interest rates. We had debt outstanding at March 31, 2009 under our credit facility of $29.4 million.
All of our debt under our revolving credit facility accrues interest at a floating rate basis. If market interest rates for LIBOR had been different by an average of 1% for the nine months ended March 31, 2009, our interest expense and income before taxes would have changed by $0.1 million. These amounts are determined by considering the impact of the hypothetical interest rates on our borrowing cost. This analysis does not consider the effects of any change in the overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management may take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our financial structure.
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
ITEM 4 — CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures — The Company, under the supervision and with the participation of our Disclosure Committee and management, including our Chief Executive Officer and Interim Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures are effective as of March 31, 2009 in all material respects in (a) causing information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (b) causing such information to be accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control of Financial Reporting — There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS
See Note 4 — Contingencies of the Notes to Consolidated Financial Statements (unaudited) in Item 1 for information on legal proceedings in which the Company is involved. See also Part I, Item 3-“Legal Proceedings” in the Company’s Annual Report on
Form 10-K for the year ended December 31, 2008.
ITEM 6 — EXHIBITS

Exhibit
Number	Description
3.1	Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Form 10 filed with the Securities and Exchange Commission on September 21, 1999.)

3.2	Amended and Restated Bylaws of the Company (as of September 26, 2007) (Incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the Securities and Exchange Commission on September 28, 2007.)

31.1	Certification by Chief Executive Officer and Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUTTIG BUILDING PRODUCTS, INC.
/s/ Jon P. Vrabely
Date: May 8, 2009	Jon P. Vrabely
President, Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer, Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description
31.1	Certification by Chief Executive Officer and Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.