Form 10-Q
period 2009-06-30
HUTTIG BUILDING PRODUCTS INC
filed 2009-08-07
CIK 1093082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of Common Stock outstanding on June 30, 2009 was 21,969,424 shares.

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED
(In Millions, Except Share and Per Share Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net sales	$119.9	$195.4	$219.9	$362.2
Cost of sales	98.3	158.7	182.5	293.4

Gross margin	21.6	36.7	37.4	68.8
Operating expenses	26.2	39.6	55.6	78.0
Goodwill impairment	1.0	—	1.0	7.0
Gain on disposal of capital assets	—	(0.1)	(0.8)	(0.1)

Operating loss	(5.6)	(2.8)	(18.4)	(16.1)
Interest expense, net	0.4	0.7	0.8	1.4

Loss from continuing operations before income taxes	(6.0)	(3.5)	(19.2)	(17.5)
Provision (benefit) for income taxes	(0.1)	(1.1)	0.4	(5.3)

Loss from continuing operations	(5.9)	(2.4)	(19.6)	(12.2)
Loss from discontinued operations, net of taxes	(0.1)	(0.1)	(0.7)	(0.1)

Net loss	$(6.0)	$(2.5)	$(20.3)	$(12.3)

Net loss from continuing operations per share - basic and diluted	$(0.28)	$(0.11)	$(0.93)	$(0.58)
Net loss from discontinued operations per share - basic and diluted	—	(0.01)	(0.03)	(0.01)

Net loss per share - basic and diluted	$(0.28)	$(0.12)	$(0.96)	$(0.59)

Basic and diluted shares outstanding	21,203,293	20,907,718	21,166,433	20,863,568
See notes to unaudited consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Millions)

	June 30,	December 31,	June 30,
	2009	2008	2008
	(unaudited)		(unaudited)
ASSETS
CURRENT ASSETS:
Cash and equivalents	$4.2	$2.8	$6.2
Trade accounts receivable, net	47.0	33.0	70.3
Inventories, net	50.0	59.4	77.8
Other current assets	4.5	5.5	5.6

Total current assets	105.7	100.7	159.9

PROPERTY, PLANT AND EQUIPMENT
Land	5.6	5.6	5.6
Building and improvements	29.3	29.4	30.3
Machinery and equipment	28.5	29.5	29.5

Gross property, plant and equipment	63.4	64.5	65.4
Less accumulated depreciation	40.9	40.1	40.2

Property, plant and equipment, net	22.5	24.4	25.2

OTHER ASSETS:
Goodwill, net	8.6	9.6	11.2
Other	2.8	3.3	4.2
Deferred income taxes	8.1	8.0	7.9

Total other assets	19.5	20.9	23.3
TOTAL ASSETS	$147.7	$146.0	$208.4

See notes to unaudited consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Millions, Except Share and Per Share Data)

	June 30,	December 31,	June 30,
	2009	2008	2008
	(unaudited)		(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$0.2	$0.4	$0.2
Trade accounts payable	38.8	23.5	54.6
Deferred income taxes	7.5	6.9	5.5
Accrued compensation	3.1	4.3	5.0
Other accrued liabilities	12.7	14.4	13.3

Total current liabilities	62.3	49.5	78.6

NON-CURRENT LIABILITIES:
Long-term debt, less current maturities	32.2	23.7	33.5
Other non-current liabilities	2.7	2.5	3.4

Total non-current liabilities	34.9	26.2	36.9

SHAREHOLDERS’ EQUITY
Preferred shares; $.01 par (5,000,000 shares authorized)	—	—	—
Common shares; $.01 par (50,000,000 shares authorized: 21,969,424, 21,478,631 and 21,566,630 shares issued at June 30, 2009, December 31, 2008 and June 30, 2008, respectively)	0.2	0.2	0.2
Additional paid-in capital	37.8	37.3	36.8
Retained earnings	12.5	32.8	55.9

Total shareholders’ equity	50.5	70.3	92.9

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$147.7	$146.0	$208.4

See notes to unaudited consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
UNAUDITED
(In Millions)

	Common Shares	Additional		Total
	Outstanding,	Paid-In	Retained	Shareholders’
	at Par Value	Capital	Earnings	Equity
Balance at January 1, 2009	$0.2	$37.3	$32.8	$70.3

Net loss			(20.3)	(20.3)

Comprehensive loss				(20.3)

Stock compensation		0.5		0.5

Balance at June 30, 2009	$0.2	$37.8	$12.5	$50.5

See notes to unaudited consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(In Millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Cash Flows From Operating Activities:
Net loss	$(6.0)	$(2.5)	$(20.3)	$(12.3)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Net loss from discontinued operations	0.1	0.1	0.7	0.1
Depreciation and amortization	1.2	1.1	2.3	2.2
Stock compensation	0.2	0.4	0.5	0.8
Impairment of long-lived assets	1.0	—	1.2	7.0
Gain on disposal of capital assets	—	(0.1)	(0.8)	(0.1)
Other adjustments	0.6	(1.2)	1.1	(5.5)
Changes in operating assets and liabilities:
Trade accounts receivable	(3.9)	(0.4)	(14.0)	(14.2)
Inventories	(0.2)	14.3	9.4	10.9
Trade accounts payable	7.4	3.2	15.3	4.5
Other	(0.1)	5.5	(3.1)	3.4

Total net cash provided by (used in) operating activities	0.3	20.4	(7.7)	(3.2)

Cash Flows From Investing Activities:
Capital expenditures	(0.1)	(0.4)	(0.5)	(0.8)
Proceeds from disposition of capital assets	0.2	0.4	1.3	0.5

Total cash provided by (used in) investing activities	0.1	—	0.8	(0.3)

Cash Flows From Financing Activities:
Borrowings and payments of debt, net	2.4	(17.0)	8.3	7.1
Exercise of stock options	—	0.1	—	0.8

Total cash provided by (used in) financing activities	2.4	(16.9)	8.3	7.9

Net increase in cash and equivalents	2.8	3.5	1.4	4.4
Cash and equivalents, beginning of period	1.4	2.7	2.8	1.8

Cash and equivalents, end of period	$4.2	$6.2	$4.2	$6.2

Supplemental Disclosure of Cash Flow Information:
Interest paid	$0.4	$0.6	$0.8	$1.2
Income taxes refunded	—	4.2	—	5.2
Cash received from exercise of stock options	—	—	—	0.4
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
2. STOCK-BASED EMPLOYEE COMPENSATION
The Company recognized $0.5 million and $0.8 million in non-cash stock-based compensation in the six months ended June 30, 2009 and 2008, respectively. During the first six months of 2009, the Company granted an aggregate of 568,500 shares of restricted stock at a combined weighted average fair market value of $0.32 per share under its 2005 Executive Incentive Compensation Plan. The restricted shares vest in three equal installments on the first, second and third anniversaries of the respective grant dates. The unearned compensation expense is being amortized into expense on a straight-line basis over the requisite service period for the entire award. As of June 30, 2009, the total compensation expense not yet recognized related to all outstanding restricted stock/unit awards and non-vested options was approximately $1.2 million and $0.0 million, respectively.
3. DEBT
Debt consisted of the following (in millions):

	June 30,	December 31,	June 30,
	2009	2008	2008
Revolving credit facility	$32.0	$23.5	$32.9
Other obligations	0.4	0.6	0.8

Total debt	32.4	24.1	33.7
Less current portion	0.2	0.4	0.2

Long-term debt	$32.2	$23.7	$33.5

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

At June 30, 2009, under the credit facility the Company had revolving credit borrowings of $32.0 million outstanding at a weighted average interest rate of 1.57%, letters of credit outstanding totaling $6.0 million, primarily for health and workers’ compensation insurance, and $46.2 million of additional borrowing capacity. In addition, the Company had $0.4 million of other obligations outstanding at June 30, 2009.
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
Huttig has been identified as a potentially responsible party in connection with the clean up of contamination at a formerly owned property in Montana that was used for the manufacture of wood windows and at a currently-owned facility in Prineville, Oregon, in connection with the clean up of petroleum hydrocarbons and PCP discovered in soil and groundwater at the facility. As of June 30, 2009, the Company had accrued approximately $0.8 million for future costs of remediating these sites. However, until a final remedy is selected by the respective state departments of environmental quality, management cannot estimate the top of the range of loss or cost to Huttig of the final remediation order.
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
5. BASIC AND DILUTED SHARES
For the three and six months ended June 30, 2009 and 2008, all outstanding stock options and all non-vested restricted shares/units were anti-dilutive and, therefore, were not included in the computations of diluted income per share amounts. At June 30, 2009, the Company had 406,125 stock options and an aggregate of 876,487 shares of restricted stock and restricted stock units outstanding.

6. BRANCH CLOSURES AND OTHER SEVERANCE
In the first half of 2009, the Company recorded a $0.9 million LIFO liquidation adjustment due to branch closures, which was partially offset by a $0.5 million net write down of inventory at closed branches in “Cost of sales”, and $1.2 million of expense, primarily from lease termination and severance costs for closed branches in “Operating expenses”. In the first six months of 2008, the Company recorded $0.3 million in net inventory losses in “Cost of sales” and $1.0 million of expense in “Operating expenses” related to branch closures.
At June 30, 2009, the Company had $1.3 million in accruals related to severance and the remaining building lease rentals for closed branches that will be paid out over the terms of the various leases through 2015.
Branch Closure Reserve and Other Accrued Severance (in millions):

		Operating
	Inventory	Expenses	Total
Balance December 31, 2008	$—	$0.9	$0.9
Branch closures and other severance	(0.4)	1.2	0.8
Amount paid/utilized	0.4	(0.8)	(0.4)

Balance June 30, 2009	$—	$1.3	$1.3

7. INCOME TAXES
The Company recognized income tax expense of $0.4 in the first six months of 2009. The Company has a tax receivable of $0.7 million related to a net operating loss carry back and net deferred tax assets at June 30, 2009 of $0.6 million. Management believes it is more likely than not that with its available tax planning strategies and after consideration of the valuation allowance, the Company will generate sufficient taxable income to realize the benefits of the net deferred tax assets existing at June 30, 2009. The Company’s valuation allowance increased at June 30, 2009 to $23.7 million from $14.8 million at December 31, 2008. The increase relates to the additional valuation allowance being placed on net operating loss carry forwards of the Company.
8. SUBSEQUENT EVENT
On July 16, 2009, the Company announced the closing of its Anchorage, Alaska branch. This branch is relatively small and operates in a difficult housing market. The Company expects to incur between $0.5 and $0.7 million in operating charges related to this branch closure during the third and fourth quarters of 2009, comprised of between $0.4 and $0.6 million for asset write-offs and transfer costs and approximately $0.1 million for employee severance payments. The Company expects approximately $0.2 million of these charges to be cash payments paid out over the remainder of 2009. Subsequent events have been evaluated through August 7, 2009 the date the financial statements were available to be issued.

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
The following table sets forth our sales from continuing operations, by product classification as a percentage of total sales:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Millwork(1)	42%	43%	45%	46%
General Building Products(2)	49%	45%	46%	43%
Wood Products(3)	9%	12%	9%	11%

Total Net Product Sales	100%	100%	100%	100%

(1)	Millwork includes exterior and interior doors, pre-hung door units, windows, patio doors, mouldings, frames, stair parts and columns.

(2)	General building products include composite decking, connectors, fasteners, housewrap, roofing products, insulation and other miscellaneous building products.

(3)	Wood products include engineered wood products and other wood products, such as lumber and panels.
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
In reaction to the housing downturn, the Company has been restructuring its operations since the second quarter of 2006. From the second quarter of 2006 through the second quarter of 2009, the Company closed, consolidated, or sold 19 distribution centers, including two during the first half of 2009. In addition, the Company has reduced its workforce by approximately 1,200 in the same time frame and has approximately 1,000 employees at June 30, 2009.
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

Critical Accounting Policies
We prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles, which require management to make estimates and assumptions. Management bases these estimates and assumptions on historical results and known trends as well as management forecasts. Actual results could differ from these estimates and assumptions. See our Annual Report on Form 10-K for the year ended December 31, 2008 in Part II, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies.”
Results of Operations
Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008
Net sales from continuing operations for the second quarter of 2009 were $119.9 million, which were $75.5 million, or approximately 39%, lower than the second quarter of 2008. Second quarter 2009 results were impacted by an approximately 50% drop in housing starts to an average annualized rate of approximately 0.5 million, compared to approximately 1.0 million in the second quarter of 2008. We continue to anticipate decreased housing starts for the balance of 2009 versus 2008 based on the current level of housing activity and industry forecasts.
Sales decreased in all product categories. General building products sales decreased 34% to $58.3 million. Millwork sales decreased 40% to $50.6 million. Other wood products, mostly commodity products, decreased 50% to $8.4 million and engineered wood sales were down 58% to $2.6 million.
Gross margin decreased 41% to $21.6 million, or 18.0% of sales, as compared to $36.7 million, or 18.8% of sales, in the prior year period. Second quarter 2008 results reflect a net write down and liquidation of inventory at closed branches of $0.5 million, which negatively impacted gross margin percentages by approximately 0.3%. Excluding the 2008 net loss, gross margin decreased to 18.0% in 2009 from 19.1% in 2008. The decrease is primarily a result of lower building products margins from sales of metal fastener inventory and lower margins on millwork sales partially offset by an increased mix of higher margin non-direct sales. The 2009 gross margin was also impacted by pricing pressure in the down housing market, which is expected to continue throughout 2009.
Operating expenses decreased 34% to $26.2 million, or 21.9% of sales, in the 2009 second quarter, compared to $39.6 million, or 20.3% of sales, in the 2008 second quarter. Second quarter 2008 results included $0.5 million in charges related to the cost reduction actions. Excluding these 2008 second quarter charges, operating expenses decreased by $12.9 million in the second quarter of 2009 primarily due to lower employee headcount and lower infrastructure levels as a result of the prior restructuring actions and lower variable costs associated with decreased sales volume.
During the second quarter of 2009, we determined that based on a further decline in actual and forecasted operating results at certain of our reporting units, an interim test for goodwill impairment was necessary for the impacted units. In determining if there was impairment, we first compared the fair value of the reporting unit (calculated by discounting projected cash flows and earnings multiples) to the carrying value. Because the carrying value of certain reporting units exceeded the fair value, we allocated the fair value to the assets and liabilities of the units and determined that the fair value of the implied goodwill was lower than what was recorded. Accordingly, a goodwill impairment charge of $1.0 million was recorded for these reporting units in the Consolidated Statements of Operations. A prolonged continuation of the current downturn and any future unanticipated downturns in the markets we serve could result in further goodwill impairment charges in future periods.
Net interest expense decreased to $0.4 million in the 2009 second quarter from $0.7 million in the prior year second quarter due to lower interest rates and decreased borrowing levels.
As a result of the foregoing factors, we incurred an operating loss from continuing operations of $5.6 million in the 2009 second quarter, as compared to $2.8 million of operating loss from continuing operations in the 2008 second quarter. Net loss from continuing operations was $5.9 million, or $0.28 per diluted share, in the 2009 second quarter, as compared to a net loss from continuing operations of $2.4 million, or $0.11 per diluted share, in the 2008 second quarter.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008
Net sales from continuing operations for the first six months of 2009 were $219.9 million, which were $142.3 million, or approximately 39%, lower than the first six months of 2008. The results of the first six months of 2009 were impacted by an approximate 50% drop in housing starts to an average annualized rate of approximately 0.5 million, compared to approximately 1.0 million in the first six months of 2008. We continue to anticipate decreased housing starts for the balance of 2009 versus 2008 based on the current level of housing activity and industry forecasts.
Sales decreased in all product categories. General building products sales decreased 35% to $100.4 million. Millwork sales decreased 41% to $98.8 million. Other wood products, mostly commodity products, decreased 48% to $15.9 million and engineered wood sales were down 58% to $4.8 million.
Gross margin decreased 46% to $37.4 million, or 17.0% of sales, as compared to $68.8 million, or 19.0% of sales, in the prior year period. The gross margin for the first six months of 2009 reflects a benefit of $0.9 million LIFO liquidation adjustment due to branch closures, which was partially offset by a $0.5 million net write down of inventory at closed branches, while the first six months of 2008 reflect a net write down and liquidation of inventory at closed branches of $0.3 million. These items favorably impacted 2009 gross margin percentage by 0.2% and negatively impacted 2008 gross margin percentages by approximately 0.1%. The remaining decrease in gross margin percentage in the first six months of 2009 is primarily a result of lower building products margins from sales of metal fastener inventory, a lower or cost or market adjustment recorded to the fastener inventory in the first quarter of 2009, lower vendor rebates earned and a lower margins on millwork which were partially offset by an increased mix of higher margin non-direct sales. The 2009 gross margin was also impacted negatively by pricing pressure in the down housing market, which is expected to continue throughout 2009.
Operating expenses decreased 29% to $55.6 million, or 25.3% of sales, in the first six months of 2009, compared to $78.0 million, or 21.5% of sales, in the first six months of 2008. First six months of 2009 and 2008 results included $1.2 million and $1.0 million, in charges related to the cost reduction actions, respectively. Excluding these 2009 and 2008 charges, operating expenses decreased by $22.6 million primarily due to lower employee headcount and lower infrastructure levels as a result of the prior restructuring actions and lower variable costs associated with decreased sales volume partially offset by higher insurance costs.
During the first six months of 2009 and 2008, we determined that based on a further decline in actual and forecasted operating results at certain of our reporting units, an interim test for goodwill impairment was necessary for the impacted units. In determining if there was impairment, we first compared the fair value of the reporting unit (calculated by discounting projected cash flows) to the carrying value. Because the carrying value of certain reporting units exceeded the fair value, we allocated the fair value to the assets and liabilities of the units and determined that the fair value of the implied goodwill was lower than what was recorded. Accordingly, goodwill impairment charges of $1.0 million and $7.0 million in the first six months of 2009 and 2008, respectively, were recorded for these reporting units in the Consolidated Statements of Operations. A prolonged continuation of the current downturn and any future unanticipated downturns in the markets we serve could result in further goodwill impairment charges in future periods.
Net interest expense decreased to $0.8 million in the first six months of 2009 from $1.4 million in the prior year period due to lower interest rates and decreased borrowing levels.
We recognized income tax expense of $0.4 in the first six months of 2009. We have a tax receivable of $0.7 million related to a net operating loss carry back and have net deferred tax assets at June 30, 2009 of $0.6 million. Management believes it is more likely than not that with its available tax planning strategies and after consideration of the valuation allowance, we will generate sufficient taxable income to realize the benefits of the net deferred tax assets existing at June 30, 2009. Our valuation allowance increased at June 30, 2009 to $23.7 million from $14.8 million at December 31, 2008. The increase relates to the additional valuation allowance being placed on net operating loss carry forwards generated in the six-month period ended June 30, 2009.
As a result of the foregoing factors, we incurred an operating loss from continuing operations of $18.4 million in the first six months of 2009, as compared to $16.1 million of operating loss from continuing operations in the first six months of 2008. Net loss from continuing operations was $19.6 million, or $0.93 per diluted share, in the first six months of 2009, as compared to a net loss from continuing operations of $12.2 million, or $0.58 per diluted share, in the first six months of 2008.

Discontinued Operations
We recorded a $0.7 million and $0.1 million after-tax loss from discontinued operations for a note receivable impairment in 2009 and environmental and litigation expenses associated with previously reported discontinued operations in the six months ended June 30, 2009 and 2008, respectively.
Subsequent Event
On July 16, 2009, we announced the closing of our Anchorage, Alaska branch. This branch is relatively small and operates in a difficult housing market. We expect to incur between $0.5 and $0.7 million in operating charges related to this branch closure during the third and fourth quarters of 2009, comprised of between $0.4 and $0.6 million for asset write-offs and transfer costs and approximately $0.1 million for employee severance payments. We expect approximately $0.2 million of these charges to be cash payments paid out over the remainder of 2009.
Liquidity and Capital Resources
We depend on cash flow from operations and funds available under our revolving credit facility to finance seasonal working capital needs, capital expenditures and any acquisitions that we may undertake. Our working capital requirements are generally greatest in the second and third quarters, which reflect the seasonal nature of our business. The second and third quarters are also typically our strongest operating quarters, largely due to increased construction activities from more favorable weather throughout many of our markets compared to the first and fourth quarters. Absent unusual market conditions, we typically generate cash from working capital reductions in the fourth quarter of the year and build working capital during the first quarter in preparation for our second and third quarters. We also maintain significant inventories to meet rapid delivery requirements of our customers and to enable us to obtain favorable pricing, delivery and service terms with our suppliers. At June 30, 2009, December 31, 2008 and June 30, 2008, inventories constituted approximately 34%, 41% and 37% of our total assets, respectively. We also closely monitor operating expenses and inventory levels during seasonally affected periods and, to the extent possible, manage variable operating costs to minimize seasonal effects on our profitability.
Operations. Cash used in operating activities totaled $7.7 million for the six months ended June 30, 2009 as compared to cash used in operating activities of $3.2 million for the first six months of 2008. Accounts receivable increased by $14.0 million in the first six months of 2009, compared to an increase of $14.2 million in the first six months of 2008. Days sales outstanding increased to 35.8 days at June 30, 2009, compared to 32.8 days at June 30, 2008, based on annualized sales for the respective immediately preceding quarter. Inventory decreased by $9.4 million in the 2009 first six months, compared to a decrease of $10.9 million in the 2008 period. Annualized inventory turns, calculated as the ratio of annualized cost of goods sold for each three-month period ended June 30 divided by the average of the beginning and ending inventory balances for each such three-month period, were 7.9 turns at June 30, 2009 compared to 7.5 at June 30, 2008. Accounts payable increased by $15.3 million in the six months ended June 30, 2009 as compared to an increase of $4.5 million in the six months ended June 30, 2008.
Investing. In the six-month period ended June 30, 2009, net cash provided by investing activities was $0.8 million, as compared to $0.3 million of net cash used in investing activities in the six-month period ended June 30, 2008. We expended $0.5 million and $0.8 million in the first six months of 2009 and 2008, respectively, primarily to purchase machinery and equipment at multiple branches. In the 2009 first six months, we received proceeds of $1.3 million and recorded gains on disposal of capital assets of $0.8 million primarily as a result of our sale of the Greensburg, PA facility, which ceased operations in 2008.
Financing. Cash provided by financing activities for the first six months of 2009 primarily reflects an $8.3 million increase in net borrowings. Cash provided from financing activities of $7.9 million for the first six months of 2008 primarily reflects $7.1 million increase in net borrowings.
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
At June 30, 2009, under the credit facility we had revolving credit borrowings of $32.0 million outstanding at a weighted average interest rate of 1.57%, letters of credit outstanding totaling $6.0 million, primarily for health and workers’ compensation insurance, and $46.2 million of additional borrowing capacity. In addition, we had $0.4 million of other obligations outstanding at June 30, 2009.
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
Off-Balance Sheet Arrangements
In addition to funds available from operating cash flows and our credit facility as described above, we use operating leases as a principal off-balance sheet financing technique. Operating leases are employed as an alternative to purchasing certain property, plant and equipment. See our Annual Report on Form 10-K for the year ended December 31, 2008 in Part II, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Commitments and Contingencies.”
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
We have been identified as a potentially responsible party in connection with the clean up of contamination at a formerly owned property in Montana that was used for the manufacture of wood windows and at a currently-owned facility in Prineville, Oregon, in connection with the clean up of petroleum hydrocarbons and PCP discovered in soil and groundwater at the facility. As of June 30, 2009, we have accrued approximately $0.8 million for future costs of remediating these sites. However, until a final remedy is selected by the respective state departments of environmental quality, management cannot estimate the top of the range of loss or cost to us of the final remediation order.
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
Cautionary Statement
Certain statements in this Quarterly Report on Form 10-Q contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements regarding:
•	our expectation that known contingencies, including risks relating to environmental, product liability and other legal matters, will not have a material adverse effect on our financial position or cash flow;

•	our belief that there are no material environmental liabilities at any of our distribution center locations;

•	our anticipation of decreased housing starts for the balance of 2009 as compared to 2008;

•	our belief that it is more likely than not we will generate sufficient taxable income to realize the benefits of the net deferred tax assets existing at June 30, 2009;

•	our expectation that the severe downturn in new housing activity will continue to adversely affect our operating results for at least the remainder of 2009 and that the pricing pressure in the down housing market may continue through 2009;

•	our belief that cash generated from our operations and funds available under our credit facility will provide sufficient funds to meet our currently anticipated short-term liquidity and long-term liquidity and capital expenditure requirements;

•	our belief that we have the product offerings, warehouse and support facilities, personnel, systems infrastructure and financial and competitive resources necessary for continued business success;

•	our liquidity and exposure to market risk; and

•	cyclical and seasonal trends.
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
We have exposure to market risk as it relates to effects of changes in interest rates. We had debt outstanding at June 30, 2009 under our credit facility of $32.0 million.
All of our debt under our revolving credit facility accrues interest at a floating rate basis. If market interest rates for LIBOR had been different by an average of 1% for the six months ended June 30, 2009, our interest expense and income before taxes would have changed by $0.2 million. These amounts are determined by considering the impact of the hypothetical interest rates on our borrowing cost. This analysis does not consider the effects of any change in the overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management may take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our financial structure.
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
ITEM 4 — CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures – The Company, under the supervision and with the participation of our Disclosure Committee and management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of June 30, 2009 in all material respects in (a) causing information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (b) causing such information to be accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control of Financial Reporting – There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1	—	LEGAL PROCEEDINGS
See Note 4 – Contingencies of the Notes to Consolidated Financial Statements (unaudited) in Item 1 for information on legal proceedings in which the Company is involved. See also Part I, Item 3-“Legal Proceedings” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 4	—	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
We held our Annual Meeting of Shareholders on April 20, 2009. At the Annual Meeting, shareholders elected the following directors for terms of office expiring in 2012:

Director	Votes for	Votes Withheld
Donald L. Glass	18,395,694	639,698
Delbert H. Tanner	18,445,949	589,443
As described on the proxy card in the Proxy Statement for the Annual Meeting, proxies received were voted, unless authority was withheld, in favor of the election of the two directors named above.
After the Annual Meeting, the term of office as director of the Company of each of the following directors continued:
R.S. Evans, J. Keith Matheney, Steven A. Wise, E. Thayer Bigelow, Richard S. Forte’ and Jon P. Vrabely.
A proposal to ratify the appointment of KPMG LLP as our independent registered public accounting firm for the year ending December 31, 2009 was approved, receiving 18,740,602 votes FOR and 249,004 votes AGAINST, with 45,786 ABSTENTIONS.

ITEM 6	—	EXHIBITS

Exhibit
Number	Description
3.1	Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Form 10 filed with the Securities and Exchange Commission on September 21, 1999.)

3.2	Amended and Restated Bylaws of the Company (as of September 26, 2007) (Incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the Securities and Exchange Commission on September 28, 2007.)

10.1*	Letter agreement between the Company and Philip W. Keipp fully executed June 30, 2009 (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on July 2, 2009)

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

*Management plan or compensatory arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUTTIG BUILDING PRODUCTS, INC.
Date: August 7, 2009	/s/ Jon P. Vrabely
Jon P. Vrabely President and Chief Executive Officer (Principal Executive Officer)

HUTTIG BUILDING PRODUCTS, INC.
Date: August 7, 2009	/s/ Philip W. Keipp
Philip W. Keipp Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.