Form 10-Q
period 2009-09-30
HUTTIG BUILDING PRODUCTS INC
filed 2009-10-30
CIK 1093082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of Common Stock outstanding on September 30, 2009 was 20,093,008 shares.

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED
(In Millions, Except Share and Per Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net sales	$131.4	$182.8	$351.3	$545.0
Cost of sales	106.1	149.8	288.6	443.2

Gross margin	25.3	33.0	62.7	101.8
Operating expenses	25.9	39.2	81.5	117.2
Goodwill impairment	—	0.1	1.0	7.1
Gain on disposal of capital assets	(0.1)	(0.1)	(0.9)	(0.2)

Operating loss	(0.5)	(6.2)	(18.9)	(22.3)
Interest expense, net	0.4	0.6	1.2	2.0

Loss from continuing operations before income taxes	(0.9)	(6.8)	(20.1)	(24.3)
Provision (benefit) for income taxes	0.1	0.9	0.5	(4.4)

Loss from continuing operations	(1.0)	(7.7)	(20.6)	(19.9)
Loss from discontinued operations, net of taxes	(0.1)	—	(0.8)	(0.1)

Net loss	$(1.1)	$(7.7)	$(21.4)	$(20.0)

Net loss from continuing operations per share — basic and diluted	$(0.05)	$(0.37)	$(0.97)	$(0.95)
Net loss from discontinued operations per share — basic and diluted	—	—	(0.04)	(0.01)

Net loss per share — basic and diluted	$(0.05)	$(0.37)	$(1.01)	$(0.96)

Basic and diluted shares outstanding	21,213,447	20,980,795	21,182,277	20,902,929
See notes to unaudited consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Millions)

	September 30,	December 31,	September 30,
	2009	2008	2008
	(unaudited)		(unaudited)
ASSETS
CURRENT ASSETS:
Cash and equivalents	$1.6	$2.8	$7.1
Trade accounts receivable, net	49.5	33.0	64.8
Inventories, net	47.0	59.4	70.8
Other current assets	3.5	5.5	5.0

Total current assets	101.6	100.7	147.7

PROPERTY, PLANT AND EQUIPMENT
Land	5.6	5.6	5.6
Building and improvements	29.3	29.4	30.4
Machinery and equipment	28.6	29.5	29.6

Gross property, plant and equipment	63.5	64.5	65.6
Less accumulated depreciation	41.7	40.1	40.8

Property, plant and equipment, net	21.8	24.4	24.8

OTHER ASSETS:
Goodwill, net	8.6	9.6	11.2
Other	2.8	3.3	3.9
Deferred income taxes	8.1	8.0	6.8

Total other assets	19.5	20.9	21.9

TOTAL ASSETS	$142.9	$146.0	$194.4

See notes to unaudited consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Millions, Except Share and Per Share Data)

	September 30,	December 31,	September 30,
	2009	2008	2008
	(unaudited)		(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$0.1	$0.4	$0.4
Trade accounts payable	36.2	23.5	49.2
Deferred income taxes	7.6	6.9	5.3
Accrued compensation	2.5	4.3	5.1
Other accrued liabilities	12.6	14.4	13.7

Total current liabilities	59.0	49.5	73.7

NON-CURRENT LIABILITIES:
Long-term debt, less current maturities	31.4	23.7	32.3
Other non-current liabilities	2.9	2.5	2.9

Total non-current liabilities	34.3	26.2	35.2

SHAREHOLDERS’ EQUITY
Preferred shares; $.01 par (5,000,000 shares authorized)	—	—	—
Common shares; $.01 par (50,000,000 shares authorized: 22,093,088, 21,478,631 and 21,561,630 shares issued at September 30, 2009, December 31, 2008 and September 30, 2008, respectively)	0.2	0.2	0.2
Additional paid-in capital	38.0	37.3	37.1
Retained earnings	11.4	32.8	48.2

Total shareholders’ equity	49.6	70.3	85.5

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$142.9	$146.0	$194.4

See notes to unaudited consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
UNAUDITED
(In Millions)

	Common Shares	Additional		Total
	Outstanding,	Paid-In	Retained	Shareholders’
	at Par Value	Capital	Earnings	Equity

Balance at January 1, 2009	$0.2	$37.3	$32.8	$70.3

Net loss			(21.4)	(21.4)

Comprehensive loss				(21.4)

Stock compensation		0.7		0.7

Balance at September 30, 2009	$0.2	$38.0	$11.4	$49.6

See notes to unaudited consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(In Millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Cash Flows From Operating Activities:
Net loss	$(1.1)	$(7.7)	$(21.4)	$(20.0)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Net loss from discontinued operations	0.1	—	0.8	0.1
Depreciation and amortization	0.9	1.2	3.2	3.4
Stock compensation	0.2	0.4	0.7	1.2
Impairment of long-lived assets	—	0.3	1.2	7.3
Gain on disposal of capital assets	(0.1)	(0.1)	(0.9)	(0.2)
Other adjustments	0.2	1.0	1.3	(4.5)
Changes in operating assets and liabilities:
Trade accounts receivable	(2.5)	5.5	(16.5)	(8.7)
Inventories	3.0	7.0	12.4	17.9
Trade accounts payable	(2.6)	(5.4)	12.7	(0.9)
Other	0.3	0.4	(2.8)	3.8

Total net cash provided by (used in) operating activities	(1.6)	2.6	(9.3)	(0.6)

Cash Flows From Investing Activities:
Capital expenditures	(0.2)	(0.9)	(0.7)	(1.7)
Proceeds from disposition of capital assets	0.1	0.1	1.4	0.6

Total cash provided by (used in) investing activities	(0.1)	(0.8)	0.7	(1.1)

Cash Flows From Financing Activities:
Borrowings and payments of debt, net	(0.9)	(1.0)	7.4	6.1
Exercise of stock options	—	0.1	—	0.9

Total cash provided by (used in) financing activities	(0.9)	(0.9)	7.4	7.0

Net increase (decrease) in cash and equivalents	(2.6)	0.9	(1.2)	5.3
Cash and equivalents, beginning of period	4.2	6.2	2.8	1.8

Cash and equivalents, end of period	$1.6	$7.1	$1.6	$7.1

Supplemental Disclosure of Cash Flow Information:
Interest paid	$0.3	$0.6	$1.1	$1.8
Income taxes refunded	0.6	—	0.6	5.2
Cash received from exercise of stock options	—	—	—	0.4
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
2. STOCK-BASED EMPLOYEE COMPENSATION
The Company recognized $0.7 million and $1.2 million in non-cash stock-based compensation in the nine months ended September 30, 2009 and 2008, respectively. During the first nine months of 2009, the Company granted an aggregate of 698,500 shares of restricted stock at a combined weighted average fair market value of $0.42 per share under its 2005 Executive Incentive Compensation Plan. The restricted shares vest in three equal installments on the first, second and third anniversaries of the respective grant dates. The unearned compensation expense is being amortized into expense on a straight-line basis over the requisite service period for the entire award. As of September 30, 2009 and 2008, the total compensation expense not yet recognized related to all outstanding restricted stock/unit awards was approximately $1.1 million and $2.3 million, respectively.
3. DEBT
Debt consisted of the following (in millions):

	September 30,	December 31,	September 30,
	2009	2008	2008
Revolving credit facility	$31.2	$23.5	$32.0
Other obligations	0.3	0.6	0.7

Total debt	31.5	24.1	32.7
Less current portion	0.1	0.4	0.4

Long-term debt	$31.4	$23.7	$32.3

Credit Agreement — The Company has a five-year $120.0 million asset based senior secured revolving credit facility (“credit facility”). Borrowing availability under the credit facility is based on eligible accounts receivable, inventory and real estate. The real estate component of the borrowing base amortizes monthly over ten years on a straight-line basis. The Company reduced the credit facility size from $160.0 million to $120.0 million in the third quarter of 2009. The Company must also pay a fee in the range of 0.25% to 0.32% per annum on the average daily-unused amount of the revolving credit commitment. The entire unpaid balance under the credit facility is due and payable on October 20, 2011, the maturity date of the credit facility.
At September 30, 2009, the Company had borrowings of $31.2 million outstanding under the credit facility at a weighted average interest rate of 1.68%, letters of credit outstanding totaling $6.0 million, primarily for health and workers’ compensation insurance, and $49.3 million of additional borrowing capacity. In addition to the credit facility, the Company had $0.3 million of other obligations outstanding at September 30, 2009.
The borrowings under the credit facility are collateralized by substantially all of the Company’s assets and are subject to certain operating limitations commonly applicable to a loan of this type, which, among other things, place limitations on indebtedness, liens, investments, mergers and acquisitions, dispositions of assets, cash dividends, stock repurchases and transactions with affiliates. The financial covenant in the credit facility is limited to a fixed charge coverage ratio to be tested only when excess borrowing availability, as defined in the credit facility, is less than $25.0 million, on a pro forma basis prior to consummation of certain significant business transactions outside the ordinary course of business.
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
Huttig has been identified as a potentially responsible party in connection with the clean up of contamination at a formerly owned property in Montana that was used for the manufacture of wood windows and at a currently-owned facility in Prineville, Oregon, in connection with the clean up of petroleum hydrocarbons and PCP discovered in soil and groundwater at the facility. As of September 30, 2009, the Company had accrued approximately $0.8 million for future costs of remediating these sites. However, until a final remedy is selected by the respective state departments of environmental quality, management cannot estimate the top of the range of loss or cost to Huttig of the final remediation order.
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
5. BASIC AND DILUTED SHARES
For the three and nine months ended September 30, 2009 and 2008, all outstanding stock options and all non-vested restricted shares/units were anti-dilutive and, therefore, were not included in the computations of diluted income per share amounts. At September 30, 2009, the Company had 401,125 stock options and an aggregate of 1,000,071 shares of restricted stock and restricted stock units outstanding.
6. BRANCH CLOSURES AND OTHER SEVERANCE
In the first nine months of 2009 in connection with branch closures, the Company recorded a $0.9 million LIFO liquidation adjustment, which was partially offset by a $0.6 million net write down of inventory. The net result of $0.3 million is included in “Cost of sales”. Additionally, the Company recorded a $1.4 million charge, primarily from lease termination and severance costs for closed branches which is included in “Operating expenses”. In the first nine months of 2008, the Company recorded $1.1 million in net inventory losses in “Cost of sales” and $2.1 million of charges in “Operating expenses” related to branch closures.

At September 30, 2009, the Company had $1.1 million in accruals related to severance and remaining lease obligations for closed branches. These obligations will be paid based on the underlying terms of the related commitments and leases through 2015.
Branch Closure Reserve and Other Accrued Severance (in millions):

		Operating
	Inventory	Expenses	Total
Balance December 31, 2008	$—	$0.9	$0.9
Branch closures and other severance	(0.3)	1.4	1.1
Amount paid/utilized	0.3	(1.2)	(0.9)

Balance September 30, 2009	$—	$1.1	$1.1

7. INCOME TAXES
The Company recognized income tax expense of $0.5 million in the first nine months of 2009 and has net deferred tax assets at September 30, 2009 of $0.5 million. Management believes it is more likely than not that with its available tax planning strategies, and after consideration of the valuation allowance, the Company will generate sufficient taxable income to realize the benefits of the net deferred tax assets. The Company’s valuation allowance increased at September 30, 2009 to $22.7 million from $14.8 million at December 31, 2008. The increase relates to the additional valuation allowance recorded against the net operating loss carry forwards of the Company.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Huttig is a distributor of a broad array of building materials products used principally in new residential construction and in home improvement, remodeling and repair. We distribute our products through 27 distribution centers serving 45 states and sell primarily to building materials dealers, national buying groups, home centers, and industrial users, including makers of manufactured homes.
The following table sets forth our sales from continuing operations, by product classification as a percentage of total sales:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Millwork(1)	42%	43%	44%	45%
General Building Products(2)	49%	45%	47%	43%
Wood Products(3)	9%	12%	9%	12%

Total Net Product Sales	100%	100%	100%	100%

(1)	Millwork includes exterior and interior doors, pre-hung door units, windows, patio doors, mouldings, frames, stair parts and columns.

(2)	General building products include composite decking, connectors, fasteners, housewrap, roofing products, insulation and other miscellaneous building products.

(3)	Wood products include engineered wood products and other wood products, such as lumber and panels.
Industry Conditions
The downturn in the residential construction market is in its fourth year and has become one of the most severe housing downturns in U.S. history. Our sales depend heavily on the strength of national and local new residential construction and on the home improvement and remodeling markets. During the past four years, our results of operations have been adversely affected by the severe downturn in new housing activity in the United States. While we expect the severe downturn in new housing activity to continue to adversely affect our operating results through the remainder of 2009, the decline in annualized housing starts appears to have leveled over the past several quarters and inventories of new and existing homes, though still higher than pre-downturn levels, have generally declined in 2009.
In reaction to the housing downturn, the Company has been restructuring its operations since the second quarter of 2006. From the second quarter of 2006 through the third quarter of 2009, the Company closed, consolidated, or sold twenty distribution centers, including three during the first nine months of 2009. In addition, the Company has reduced its workforce by approximately 1,200 during the same time frame, employing approximately 1,000 people at September 30, 2009. Further, we continue to review our operating expenses and implement cost saving actions. We believe that through our aggressive restructuring and cost control activities, we have mitigated the impact of the severe downturn in the housing market while providing a more scalable cost structure to support future growth opportunities.
Various factors historically have caused our results of operations to fluctuate from period to period. These factors include levels of construction, home improvement and remodeling activity, weather, prices of commodity wood, steel and petroleum-based products, fuel costs, interest rates, competitive pressures, availability of credit and other local, regional and national economic conditions. Many of these factors are cyclical or seasonal in nature. During the past four years, our results of operations have been adversely affected by the severe downturn in new housing activity in the United States. We anticipate that further fluctuations in operating results from period to period will continue in the future. Our first quarter and fourth quarter are generally adversely affected by winter weather patterns in the Midwest and Northeast, which typically result in seasonal decreases in levels of construction activity in these areas. Because much of our overhead and expenses remain relatively fixed throughout the year, our operating profits tend to be lower during the first and fourth quarters.

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
Results of Operations
Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008
Net sales from continuing operations for the third quarter of 2009 were $131.4 million, which were $51.4 million, or approximately 28%, lower than the third quarter of 2008. Third quarter 2009 results were impacted by an approximate 32% decline in housing starts to an average annualized rate of approximately 0.6 million, compared to an average annualized rate of approximately 0.9 million in the third quarter of 2008. We continue to anticipate decreased housing starts for the balance of 2009 versus 2008 based on the current level of housing activity and industry forecasts.
Sales decreased in all product categories. General building products sales decreased 22% to $64.4 million. Millwork sales decreased 30% to $55.2 million. Other wood products, mostly commodity products, decreased 45% to $8.7 million, and engineered wood sales were down 42% to $3.1 million.
Gross margin decreased 23% to $25.3 million, or 19.3% of sales, as compared to $33.0 million, or 18.1% of sales, in the prior year period. Third quarter 2008 results reflect a net write down and liquidation of inventory at closed branches of $0.8 million which negatively impacted gross margin percentages by approximately 0.4%. Excluding the net write down and liquidation of inventory at closed branches, gross margin increased to 19.3% in 2009 from 18.5% in 2008. The increase is primarily a result of a reduction in LIFO inventory layers as inventory levels have declined, and an increased mix of higher margin non-direct sales partially offset by lower building products margins from sales of metal fastener inventory and lower margins on millwork sales. The 2009 and 2008 gross margins were also negatively impacted by pricing pressure in the down housing market, which is expected to continue through the remainder of 2009.
Operating expenses decreased 34% to $25.9 million, or 19.7% of sales, in the 2009 third quarter, compared to $39.2 million, or 21.4% of sales, in the 2008 third quarter. Third quarter 2009 and 2008 results included charges related to cost reduction actions of $0.2 million and $1.1 million, respectively. Excluding these 2009 and 2008 third quarter charges, operating expenses decreased by $12.4 million in the third quarter of 2009 primarily due to lower employee headcount and lower infrastructure levels as a result of the prior restructuring actions and lower variable costs associated with decreased sales volume.
Net interest expense decreased to $0.4 million in the 2009 third quarter from $0.6 million in the prior year third quarter due to lower interest rates and decreased borrowing levels.
As a result of the foregoing factors, we incurred an operating loss from continuing operations of $0.5 million in the 2009 third quarter, as compared to $6.2 million of operating loss from continuing operations in the 2008 third quarter. Net loss from continuing operations was $1.0 million, or $0.05 per diluted share, in the 2009 third quarter, as compared to a net loss from continuing operations of $7.7 million, or $0.37 per diluted share, in the 2008 third quarter.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008
Net sales from continuing operations for the first nine months of 2009 were $351.3 million, which were $193.7 million, or approximately 36%, lower than the first nine months of 2008. The results of the first nine months of 2009 were impacted by an approximately 43% decline in housing starts to an average annualized rate of approximately 0.6 million, compared to an average annualized rate of 1.0 million for the first nine months of 2008. We continue to anticipate decreased housing starts for the balance of 2009 versus 2008 based on the current level of housing activity and industry forecasts.
Sales decreased in all product categories. General building products sales decreased 31% to $164.9 million. Millwork sales decreased 37% to $154.0 million. Other wood products, mostly commodity products, decreased 47% to $24.5 million and engineered wood sales were down 52% to $7.9 million.
Gross margin decreased 38% to $62.7 million, or 17.8% of sales, as compared to $101.8 million, or 18.7% of sales, in the prior year period. The gross margin for the first nine months of 2009 reflects a benefit of a $0.9 million LIFO liquidation adjustment due to branch closures, which was partially offset by a $0.6 million net write down of inventory at closed branches, while the first nine months of 2008 reflect a $1.1 million charge from a net write down and liquidation of inventory at closed branches. These items favorably impacted 2009 gross margin percentage by 0.1% and negatively impacted 2008 gross margin percentage by approximately 0.2%. The remaining decrease in gross margin percentage in the first nine months of 2009 is primarily a result of lower building products margins from sales of metal fastener inventory and lower margins on millwork which were partially offset by a reduction in LIFO inventory layers as inventory levels have declined and an increased mix of higher margin non-direct sales in the nine months ended September 30, 2009. The 2009 and 2008 gross margins were also negatively impacted by pricing pressure in the down housing market, which is expected to continue through the remainder of 2009.
Operating expenses decreased 30% to $81.5 million, or 23.2% of sales, in the first nine months of 2009, compared to $117.2 million, or 21.5% of sales, in the first nine months of 2008. First nine months of 2009 and 2008 results included $1.4 million and $2.1 million in charges related to the cost reduction actions, respectively. Excluding these 2009 and 2008 charges, operating expenses decreased by $35.0 million primarily due to lower employee headcount and lower infrastructure levels as a result of the prior restructuring actions and lower variable costs associated with decreased sales volume.
During the first nine months of 2009 and 2008, we determined that based on a further decline in actual and forecasted operating results at certain of our reporting units, an interim test for goodwill impairment was necessary for the impacted units. In determining if there was impairment, we first compared the fair value of the reporting unit (calculated by discounting projected cash flows) to the carrying value. Because the carrying value of certain reporting units exceeded the fair value, we allocated the fair value to the assets and liabilities of the units and determined that the fair value of the implied goodwill was lower than what was recorded. Accordingly, goodwill impairment charges of $1.0 million and $7.1 million in the first nine months of 2009 and 2008, respectively, were recorded for these reporting units in the Consolidated Statements of Operations. A prolonged continuation of the current downturn and any future unanticipated downturns in the markets we serve could result in further goodwill impairment charges in future periods.
Net interest expense decreased to $1.2 million in the first nine months of 2009 from $2.0 million in the prior year period due to lower interest rates and decreased borrowing levels.
We recognized income tax expense of $0.5 million in the first nine months of 2009 and we have net deferred tax assets at September 30, 2009 of $0.5 million. Management believes it is more likely than not that with its available tax planning strategies, and after consideration of the valuation allowance, we will generate sufficient taxable income to realize the benefits of the net deferred tax assets. Our valuation allowance increased at September 30, 2009 to $22.7 million from $14.8 million at December 31, 2008. The increase relates to the additional valuation allowance recorded against net operating loss carry forwards generated in the nine-month period ended September 30, 2009.
As a result of the foregoing factors, we incurred an operating loss from continuing operations of $18.9 million in the first nine months of 2009, as compared to $22.3 million of operating loss from continuing operations in the first nine months of 2008. Net loss from continuing operations was $20.6 million, or $0.97 per diluted share, in the first nine months of 2009, as compared to a net loss from continuing operations of $19.9 million, or $0.95 per diluted share, in the first nine months of 2008.

Discontinued Operations
We recorded a $0.8 million after tax loss from discontinued operations related to a note receivable impairment and environmental and litigation expenses in 2009 and a $0.1 million after tax loss for environmental and litigation expenses associated with previously reported discontinued operations in 2008.
Liquidity and Capital Resources
We depend on cash flow from operations and funds available under our revolving credit facility to finance seasonal working capital needs, capital expenditures and any acquisitions that we may undertake. Our working capital requirements are generally greatest in the second and third quarters, which reflect the seasonal nature of our business. The second and third quarters are also typically our strongest operating quarters, largely due to increased construction activities from more favorable weather throughout many of our markets compared to the first and fourth quarters. Absent unusual market conditions, we typically generate cash from working capital reductions in the fourth quarter of the year and build working capital during the first quarter in preparation for our second and third quarters. We also maintain significant inventories to meet rapid delivery requirements of our customers and to enable us to obtain favorable pricing, delivery and service terms with our suppliers. At September 30, 2009, December 31, 2008 and September 30, 2008, net inventories constituted approximately 33%, 41% and 36% of our total assets, respectively. We also closely monitor operating expenses and inventory levels during seasonally affected periods and, to the extent possible, manage variable operating costs to minimize seasonal effects on our profitability.
Operations. Cash used in operating activities totaled $9.3 million for the nine months ended September 30, 2009 as compared to cash used in operating activities of $0.6 million for the first nine months of 2008. For the nine months ended September 30, 2009, our net loss increased $1.4 million compared to the nine months ended September 30, 2008. The net loss included goodwill impairment charges of $1.0 million and $7.1 million in 2009 and 2008, respectively. Accounts receivable increased by $16.5 million in the first nine months of 2009, compared to an increase of $8.7 million in the first nine months of 2008. Inventory decreased by $12.4 million in the 2009 first nine months, compared to a decrease of $17.9 million in the 2008 period. Accounts payable increased by $12.7 million in the nine months ended September 30, 2009 as compared to a decrease of $0.9 million in the nine months ended September 30, 2008.
Investing. In the nine-month period ended September 30, 2009, net cash provided by investing activities was $0.7 million, as compared to $1.1 million of net cash used in investing activities in the nine-month period ended September 30, 2008. Capital expenditures totaled $0.7 million and $1.7 million in the first nine months of 2009 and 2008, respectively, primarily to purchase machinery and equipment for branch operations. In 2009, we received proceeds of $1.4 million and recorded gains on disposal of capital assets of $0.9 million primarily as a result of our sale of the Greensburg, PA facility, which ceased operations in 2008. In 2008, we received proceeds of $0.6 million and recorded gains on disposal of capital assets of $0.2 million.
Financing. Cash provided by financing activities totaled $7.4 million and $7.0 million for the nine months ended September 30, 2009 and 2008, respectively. These amounts include an increase in net borrowings of $7.4 million and $6.1 million, respectively, and proceeds from the exercise of stock options of $0.9 million in 2008.
Credit Agreement. We have a five-year $120.0 million asset based senior secured revolving credit facility (“credit facility”). Borrowing availability under the credit facility is based on eligible accounts receivable, inventory and real estate. The real estate component of the borrowing base amortizes monthly over ten years on a straight-line basis. We reduced the credit facility size from $160.0 million to $120.0 million in the third quarter of 2009. We must also pay a fee in the range of 0.25% to 0.32% per annum on the average daily-unused amount of the revolving credit commitment. The entire unpaid balance under the credit facility is due and payable on October 20, 2011, the maturity date of the credit facility.
At September 30, 2009, we had borrowings of $31.2 million outstanding under the credit facility at a weighted average interest rate of 1.68%, letters of credit outstanding totaling $6.0 million, primarily for health and workers’ compensation insurance, and $49.3 million of additional borrowing capacity. In addition to the credit facility, we had $0.3 million of other obligations outstanding at September 30, 2009.
The borrowings under the credit facility are collateralized by substantially all of our assets and are subject to certain operating limitations commonly applicable to a loan of this type, which, among other things, place limitations on indebtedness, liens, investments, mergers and acquisitions dispositions of assets, cash dividends, stock repurchases and transactions with affiliates. The financial covenant in the credit facility is limited to a fixed charge coverage ratio to be tested only when excess borrowing availability, as defined, is less than $25.0 million, on a pro forma basis prior to consummation of certain significant business transactions outside the ordinary course of business.
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
We have been identified as a potentially responsible party in connection with the clean up of contamination at a formerly owned property in Montana that was used for the manufacture of wood windows and at a currently-owned facility in Prineville, Oregon, in connection with the clean up of petroleum hydrocarbons and PCP discovered in soil and groundwater at the facility. As of September 30, 2009, we have accrued approximately $0.8 million for future costs of remediating these sites. However, until a final remedy is selected by the respective state departments of environmental quality, management cannot estimate the top of the range of loss or cost to us of the final remediation order.
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
Cautionary Statement
Certain statements in this Quarterly Report on Form 10-Q contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements regarding:
•	our expectation that known contingencies, including risks relating to environmental, product liability and other legal matters, will not have a material adverse effect on our financial position or cash flow;

•	our belief that there are no material environmental liabilities at any of our distribution center locations;

•	our anticipation of decreased housing starts for the balance of 2009 as compared to 2008;

•	our belief that it is more likely than not we will generate sufficient taxable income to realize the benefits of the net deferred tax assets existing at September 30, 2009;

•	our expectation that the severe downturn in new housing activity will continue to adversely affect our operating results for at least the remainder of 2009 and that the pricing pressure in the down housing market will continue through the remainder of 2009;

•	our belief that cash generated from our operations and funds available under our credit facility will provide sufficient funds to meet our currently anticipated short-term liquidity and long-term liquidity and capital expenditure requirements;

•	our belief that we have the product offerings, warehouse and support facilities, personnel, systems infrastructure and financial and competitive resources necessary for continued business success;

•	our liquidity and exposure to market risk; and

•	cyclical and seasonal trends.
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
These statements present management’s expectations, beliefs, plans and objectives regarding our future business and financial performance. These forward-looking statements are based on current projections, estimates, assumptions and judgments, and involve known and unknown risks and uncertainties. There are a number of factors that could cause our actual results to differ materially from those expressed or implied in the forward-looking statements. These factors include, but are not limited to, the following:
•	the strength of the national and local new residential construction and home improvement and remodeling markets, which in turn depend on factors such as:
•	interest rates;

•	immigration patterns;

•	unemployment rates;

•	job and household formation;

•	household prices;

•	tax policy;

•	regional demographics;

•	employment levels;

•	availability of credit;

•	inventory levels of new and existing homes for sale;

•	prices of wood and steel-based products;

•	fuel costs; and

•	consumer confidence;
•	the level of competition in our industry;

•	our relationships with suppliers of the products we distribute;

•	our ability to comply with availability requirements and the financial covenant under our revolving credit facility;

•	the financial condition and credit worthiness of our customers;

•	fluctuation in prices of wood and steel-based products;

•	cyclical and seasonal trends;

•	costs of complying with environmental laws and regulations,;

•	our exposure to product liability claims;

•	our ability to attract and retain key personnel;

•	risk of losses associated with accidents;

•	costs of complying with federal and state transportation regulations, as well as fluctuations in the cost of fuel;

•	accuracy of our assumptions underlying our projections of future taxable income, including available tax planning strategies.
We disclaim any obligation to publicly update or revise any of these forward-looking statements.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have exposure to market risk as it relates to effects of changes in interest rates. We had debt outstanding at September 30, 2009 under our credit facility of $31.2 million.
All of our debt under our revolving credit facility accrues interest at a floating rate basis. If market interest rates for LIBOR had been different by an average of 1% for the nine months ended September 30, 2009, our interest expense and income before taxes would have changed by $0.3 million. These amounts are determined by considering the impact of the hypothetical interest rates on our borrowing cost. This analysis does not consider the effects of any change in the overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management may take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our financial structure.
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
ITEM 4 — CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures — The Company, under the supervision and with the participation of our Disclosure Committee and management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of September 30, 2009 in all material respects in (a) causing information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (b) causing such information to be accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control of Financial Reporting — There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS
See Note 4 — Contingencies of the Notes to Consolidated Financial Statements (unaudited) in Item 1 for information on legal proceedings in which the Company is involved. See also Part I, Item 3-“Legal Proceedings” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
ITEM 6 — EXHIBITS

Exhibit
Number	Description
3.1	Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Form 10 filed with the Securities and Exchange Commission on September 21, 1999.)
3.2	Amended and Restated Bylaws of the Company (as of September 26, 2007) (Incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the Securities and Exchange Commission on September 28, 2007.)
10.1*	Amendment No. 1 to Amended and Restated Executive Agreement between Huttig Building Products, Inc. and Jon Vrabely effective as of September 28, 2009.
10.2*	Form of letter amendment to Change in Control Agreements.
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management plan or compensatory arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUTTIG BUILDING PRODUCTS, INC.
Date: October 30, 2009	/s/ Jon P. Vrabely
Jon P. Vrabely
President and Chief Executive Officer (Principal Executive Officer)

HUTTIG BUILDING PRODUCTS, INC.
Date: October 30, 2009	/s/ Philip W. Keipp
Philip W. Keipp
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description
10.1*	Amendment No. 1 to Amended and Restated Executive Agreement between Huttig Building Products, Inc. and Jon Vrabely effective as of September 28, 2009.
10.2*	Form of letter amendment to Change in Control Agreements.
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management plan or compensatory arrangement