Form 10-K
period 2009-12-31
HUTTIG BUILDING PRODUCTS INC
filed 2010-02-26
CIK 1093082

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.01 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the proceeding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of the last business day of the quarter ended June 30, 2009 was approximately $14 million. For purposes of this calculation only, the registrant has excluded stock beneficially owned by the registrant’s directors and officers. By doing so, the registrant does not admit that such persons are affiliates within the meaning of Rule 405 under the Securities Act of 1933 or for any other purposes.

The number of shares of Common Stock outstanding on February 19, 2010 was 22,982,259 shares.

DOCUMENTS INCORPORATED HEREIN BY REFERENCE.

Parts of the registrant’s definitive proxy statement for the 2010 Annual Meeting of Shareholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

PART I

ITEM 1 —	BUSINESS

General

Huttig Building Products, Inc., a Delaware corporation incorporated in 1913, was founded in 1885 and is a leading domestic distributor of millwork, building materials and wood products used principally in new residential construction and in home improvement, remodeling and repair work. We purchase from leading manufacturers and distribute our products through 27 wholesale distribution centers serving 41 states. Our distribution centers sell principally to building materials dealers, national buying groups, home centers and industrial users, including makers of manufactured homes. For the year ended December 31, 2009, we generated net sales of $455.2 million.

We conduct our business through a two-step distribution model. This means we resell the products we purchase from manufacturers to our customers, who then sell the products to the final end users, who are typically professional builders and independent contractors engaged in residential construction and remodeling projects.

Our products fall into three categories: (i) millwork, which includes doors, windows, moulding, stair parts and columns, (ii) general building products, which include composite decking, connectors, fasteners, housewrap, roofing products and insulation, and (iii) wood products, which include engineered wood products, such as floor systems, as well as wood panels and lumber.

Doors and engineered wood products often require an intermediate value-added service between the time the product leaves the manufacturer and before it is delivered to the final customer. We perform such services, on behalf of our customers, which include pre-hanging doors and cutting engineered wood products from standard lengths to job-specific requirements. In addition, with respect to the majority of our products, we have the capability to buy in bulk and disaggregate these large shipments to meet individual customer stocking requirements. For some products, we carry a depth and breadth of products that our customers cannot reasonably stock themselves. Our customers benefit from our business capabilities because they do not need to invest capital in door hanging facilities or cutting equipment, nor do they need to incur the costs associated with maintaining large inventories of products. Our size, broad geographic presence, extensive fleet and logistical capabilities enable us to purchase products in large volumes at favorable prices, stock a wide range of products for rapid delivery and manage inventory in a reliable, efficient manner.

We serve our customers, whether they are a local dealer or a national account, through our 27 wholesale distribution centers. Our broad geographic footprint enables us to work with our customers and suppliers to ensure that local inventory levels, merchandising, purchasing and pricing are tailored to the requirements of each market. Each distribution center also has access to our single-platform nationwide inventory management system. This provides the local manager with real-time inventory availability and pricing information. We support our distribution centers with credit and financial management, training and marketing programs and human resources expertise. We believe that these distribution capabilities and efficiencies offer us a competitive advantage as compared to those of many local and regional competitors.

In this Annual Report on Form 10-K, when we refer to “Huttig,” the “Company”, “we” or “us,” we mean Huttig Building Products, Inc. and its subsidiary and predecessors unless the context indicates otherwise.

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

New housing activity in the United States is currently in its fourth consecutive year of decline in what has become one of the most severe downturns in U.S. history. New housing starts in the United States decreased to approximately 0.6 million in 2009 from 0.9 million and 1.4 million in 2008 and 2007, respectively, including 0.4 million, 0.6 million and 1.0 million single family starts in 2009, 2008 and 2007, respectively, based on data from the U.S. Census Bureau. According to the U.S. Census Bureau, total spending on new single family residential construction was $106 billion, $186 billion and $204 billion in 2009, 2008 and 2007, respectively.

The residential building materials distribution industry has undergone significant changes over the last four decades. Prior to the 1970s, residential building products were distributed almost exclusively by local dealers, such as lumberyards and hardware stores. These channels served both the retail consumer and the professional builder. Dealers generally purchased their products from wholesale distributors and sold building products directly to homeowners, contractors and homebuilders. In the late 1970s and 1980s, substantial changes began to occur in the retail distribution of building products. The introduction of the mass retail, big box format by The Home Depot and Lowe’s began to alter this distribution channel, particularly in metropolitan markets. They began displacing local dealers by selling a broad range of competitively priced building materials to the homeowner and small home improvement contractors. We generally do not compete with building products mass retailers such as The Home Depot and Lowe’s. Their business model for building products is primarily suited to sell products that require little or no differentiation with very high turn volumes. Conversely, a substantial portion of our product offering consists of products that typically require intermediate value-added handling and/or a large breadth of SKUs.

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

Products

Our goal is to offer products that allow us to provide value to our customers, either by performing incremental services on the products before delivering them to customers, buying products in bulk and disaggregating them for individual customers or carrying a depth and breadth of products that customers cannot reasonably stock themselves at each location. Our products can be classified into three main categories:

•	Millwork, including exterior and interior doors, pre-hung door units, windows, patio doors, mouldings, frames, stair parts and columns. Key brands in this product category include Therma-Tru, Masonite, HB&G, Huttig Windows, Woodgrain, Windsor and L. J. Smith;

•	General building products, such as roofing, siding, insulation, flashing, housewrap, connectors and fasteners, decking, drywall, kitchen cabinets and other miscellaneous building products. Key brands in this product category include Typar, Timbertech, Fiberon, Simpson Strong-Tie, Huttigrip Fasteners, Louisiana Pacific, Owens Corning and CertainTeed;

•	Wood products, which include engineered wood products, such as floor systems, and other wood products, such as lumber and wood panels. Within the wood products category, engineered wood continues to be a focus product for us. The engineered wood product line offers us the ability to provide our customers with

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

	2009	2008	2007

Millwork	45%	46%	50%
General Building Products	46%	43%	37%
Wood Products	9%	11%	13%

Customers

During 2009, we served over 5,300 customers, with one customer, Lumbermen’s Merchandising Corporation, accounting for 11% of our sales. This customer is a buying group representing multiple building material dealers. Building materials pro dealers represent our single largest customer group. Our top 10 customers accounted for approximately 39% of our total sales in 2009. During 2008 and 2007, no single customer accounted for over 10% of total sales.

Within the pro dealer category, a growing number of our customers represent national accounts. These are large pro dealers that operate in more than one geographic region. To a lesser extent, we also sell to the retail home centers. We believe that our size, which lets us purchase in bulk, achieve operating efficiencies, operate on a national scale and offer competitive pricing, makes us well suited to service the consolidating pro dealer community. During 2009, our sales to national accounts, including buying groups, were 41% of our total sales as compared to 38% and 34% in 2008 and 2007, respectively.

Organization

Huttig operates on a nationwide basis. Customer sales are conducted principally through 27 distribution centers serving 41 states. Distribution centers are organized into two regions, primarily divided between branches in the eastern and western halves of the United States. Administrative and executive management functions are centralized at our headquarters office located in St. Louis, Missouri. We believe that this structure permits us to be closer to our customers and serve them better, while being able to take advantage of certain efficiencies of scale that come from our size.

Headquarter functions include those activities that can be shared across our full distribution platform. These include financial management, information technology, human resources, legal, internal audit and investor relations along with corporate operations, marketing and product management support.

Operating responsibility resides with each distribution center’s general manager. The general manager assumes responsibility for daily operations, including sales, purchasing, personnel and logistics. Each distribution center generally maintains its own sales, warehouse and logistic personnel supported by a small administrative team.

Sales

Sales responsibility principally lies with general managers at our distribution centers. The sales function is generally divided into two channels: outside sales and inside sales. Our outside field representatives make on-site calls to local and regional customers. Our inside sales people generally receive telephone orders from customers and support our outside sales function. In addition, we maintain a national account sales team to serve national customers. Our outside sales force is generally compensated by a base salary plus commissions determined primarily on sales margin.

Distribution Strategy and Operations

We conduct our business through a two-step distribution model. This means that we resell the products that we purchase from manufacturers to our customers, who then sell the products to the final end user. Our principal customer is the pro dealer. To a lesser extent, we also sell to the retail home centers and certain industrial users, such as makers of manufactured housing.

Despite our nationwide reach, the local distribution center is still a principal focus of our operations, and we tailor our business to meet local demand and customer needs. We customize product selection, inventory levels, services provided and prices to meet local market requirements. We support this strategy through our single platform information technology system. This system provides each distribution center’s general manager real-time access to pricing, inventory availability and margin analysis. This system provides product information both for that location and across the entire Huttig network of distribution centers. More broadly, our sales force, in conjunction with our product management teams, works with our suppliers and customers to get the appropriate mix, quantity and pricing of products suited to each local market.

We purchased products from more than 900 different suppliers in 2009. We generally negotiate with our major suppliers on a national basis to leverage our total volume purchasing power, which we believe provides us with an advantage over our locally based competitors. The majority of our purchases are made from suppliers that offer payment discounts and volume related incentive programs. Although we generally do not have exclusive distribution rights for our key products and we do not have long-term contracts with many of our suppliers, we believe our national footprint, buying power and distribution network make us an attractive distributor for many manufacturers. Moreover, we have long-standing relationships with many of our key suppliers.

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

We focus on selling respected, brand name products. We believe that brand awareness is an increasingly important factor in building products purchasing decisions. We generally benefit from the quality levels, marketing initiatives and product support provided by manufacturers of branded products. We also benefit by being associated with the positive attributes that customers typically equate with branded products.

Competition

We compete with many local and regional building product distributors and, in certain markets and product categories, with national building product distributors. In certain markets, we also compete with national building materials suppliers with national distribution capabilities. We distribute products for some manufacturers that also engage in direct sales.

The principal factors on which we compete are pricing and availability of product, service and delivery capabilities, ability to assist with problem solving, customer relationships, geographic coverage and breadth of product offerings.

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

Seasonality, Market Conditions and Working Capital

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

During the past four years, our results of operations have been adversely affected by the severe downturn in new housing activity in the United States. Based on the current level of housing activity and industry forecasts, we expect the severe downturn in new housing activity to continue to adversely affect our operating results as we move into 2010. However, the decline in annualized housing starts appears to have narrowed over the past several quarters.

We anticipate that fluctuations from period to period will continue in the future. Our first and fourth quarters are generally adversely affected by winter weather patterns in the Northeast, Midwest and Northwest, which typically result from seasonal decreases in levels of construction activity in these areas. Because much of our overhead and expenses remain relatively fixed throughout the year, our operating profits also tend to be lower during the first and fourth quarters. In addition, other weather patterns, such as hurricane season in the Southeast region of the United States during the third and fourth quarters, can have an adverse impact on our results in a particular period.

We depend on cash flow from operating activities and funds available under our secured credit facility to finance seasonal working capital needs, capital expenditures and any acquisitions that we may undertake. We typically generate cash from working capital reductions in the fourth quarter of the year and build working capital during the first quarter in preparation for our second and third quarters. Our working capital requirements are generally greatest in the second and third quarters, reflecting the seasonal nature of our business. The second and third quarters are also typically our strongest operating quarters, largely due to more favorable weather throughout many of our markets compared to the first and fourth quarters. We maintain significant inventories to meet the rapid delivery requirements of our customers and to enable us to obtain favorable pricing, delivery and service terms with our suppliers. At December 31, 2009 and 2008, inventories constituted approximately 33% and 41% of our total assets, respectively. We closely monitor operating expenses and inventory levels during seasonally affected periods and, to the extent possible, manage variable operating costs to minimize the seasonal effects on our profitability.

Credit

Huttig’s corporate management establishes an overall credit policy for sales to customers and then delegates responsibility for most credit decisions to credit personnel located within our two regions. Our credit policies, together with careful monitoring of customer balances, have resulted in bad debt expense of less than 0.2% of net sales in 2009, less than 0.3% in 2008 and less than 0.1% during 2007. The increase in 2009 and 2008 relates primarily to the downturn in business of our customers. Approximately 98% of our sales in 2009 were to customers to whom we had provided credit for those sales.

Backlog

Our customers generally order products on an as-needed basis. As a result, virtually all product shipments in a given fiscal quarter result from orders received in that quarter. Consequently, order backlog represents only a very small percentage of the product sales that we anticipate in a given quarter and is not necessarily indicative of actual sales for any future period.

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

We have been identified as a potentially responsible party in connection with the cleanup of contamination at our formerly owned properties in Montana and in Oregon. See Part I, Item 3 — “Legal Proceedings.”

In addition, some of our current and former distribution centers are located in areas of current or former industrial activity where environmental contamination may have occurred, and for which we, among others, could be held responsible. We currently believe that there are no material environmental liabilities at any of our distribution center locations.

Employees

As of December 31, 2009, we employed approximately 1,000 persons, of which approximately 12% were represented by unions. We have not experienced any significant strikes or other work interruptions in recent years and have maintained generally favorable relations with our employees.

Available Information

Huttig files with the U.S. Securities and Exchange Commission quarterly and annual reports on Forms 10-Q and 10-K, respectively, current reports on Form 8-K and proxy statements pursuant to the Securities Exchange Act of 1934, in addition to other information as required. The public may read and copy our SEC filings at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549 and may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We file this information with the SEC electronically, and the SEC maintains a website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

Our website address is http://www.huttig.com. The contents of our website are not part of this Annual Report. We make available, free of charge at the “Investor Relations” section of our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the 1934 Act. This information is available on our website as soon as reasonably practicable after we electronically file it with, or furnish it to, the SEC. Reports of beneficial ownership filed pursuant to Section 16(a) of the 1934 Act are also available on our website.

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

The homebuilding industry is in a prolonged significant downturn and any further downturn or sustained continuation of the current downturn will continue to materially affect our business, liquidity and operating results.

The downturn in the residential construction market is in its fourth consecutive year and it has become one of the most severe housing downturns in U.S. history. Along with high unemployment, tighter lending standards and general economic uncertainty, there is an oversupply of unsold homes on the market and the pool of qualified home buyers has declined significantly. Moreover, the government’s legislative and administrative measures aimed at restoring liquidity to the credit markets and providing relief to homeowners facing foreclosure have had measured results. In 2009, the government provided eligible home buyers a tax credit that has recently been extended into 2010. It is unclear whether these measures will effectively grow the residential construction market.

Our sales depend heavily on the strength of national and local new residential construction and home improvement and remodeling markets. The strength of these markets depends on new housing starts and residential renovation projects, which are a function of many factors beyond our control. Some of these factors include general economic conditions, employment levels, job and household formation, interest rates, housing prices, tax policy, availability of mortgage financing, prices of commodity wood and steel products, immigration patterns, regional demographics and consumer confidence.

During the past four years, our results of operations have been adversely affected by the severe downturn in new housing activity in the United States. While we expect the severe downturn in new housing activity to continue to adversely affect our operating results in 2010, the decline in annualized housing starts appears to have narrowed over the past several quarters. A prolonged continuation of the current downturn and any future downturns in the markets that we serve or in the economy generally will have a material adverse effect on our operating results, liquidity and financial condition, including but not limited to the valuation of our goodwill. Reduced levels of construction activity may result in continued intense price competition among building materials suppliers, which may adversely affect our gross margins. We cannot provide assurance that our responses to the downturn or the government’s attempts to address the troubles in the economy will be successful.

The industry in which we compete is highly cyclical, and any downturn resulting in lower demand or increased supply would have a materially adverse impact on our financial results.

The building products distribution industry is subject to cyclical market pressures caused by a number of factors that are out of our control, such as general economic and political conditions, inventory levels of new and existing homes for sale, levels of new construction, home improvement and remodeling activity, interest rates and population growth. To the extent that cyclical market factors adversely impact overall demand for building products or the prices that we can charge for our products, our net sales and margins would likely decline in the same time frame as the cyclical downturn occurs. Because much of our overhead and expense is relatively fixed in nature, a decrease in sales and margin generally has a significant adverse impact on our results of operations. For example, during the past four years, our results of operations have been adversely affected by the severe downturn in new housing activity in the United States. Also, to the extent our customers experience downturns in business, our ability to collect our receivables could be adversely affected. Finally, the unpredictable nature of the cyclical market factors that impact our industry make it difficult to forecast our operating results.

If we are unable to meet the financial covenant under our credit facility, the lenders could elect to accelerate the repayment of the outstanding balance and, in that event, we would be forced to seek alternative sources of financing.

We are party to a five-year, $120.0 million asset based senior secured revolving credit facility which contains a minimum fixed charge coverage ratio that is tested when our excess borrowing availability, as defined in the facility, is less than $25.0 million. This agreement matures in October 2011. Our excess borrowing availability at December 31, 2009 and February 19, 2010 was $31.7 million and $39.8 million, respectively. Our excess borrowing availability could drop below $25.0 million and we would be required to meet the minimum fixed charge coverage ratio. As of December 31, 2009 and February 19, 2010, we would not have met the minimum fixed charged coverage ratio, and we believe we will not achieve sufficient financial results necessary to satisfy this covenant if it were required to be tested. If we were unable to maintain excess borrowing availability of more than $25.0 million and were also unable to comply with this financial covenant, our lenders would have the right, but not the obligation, to terminate the loan commitments and accelerate the repayment of the entire amount outstanding under the credit facility. The lenders also could foreclose on our assets that secure our credit facility. In that event, we would be forced to seek alternative sources of financing, which may not be available on terms acceptable to us, or at all.

Compliance with the restrictions and the financial covenant under our credit agreement will likely limit, at least in the near term, the amount available to us for borrowing under that facility and may limit management’s discretion with respect to certain business matters.

The borrowings under our credit agreement are collateralized by substantially all of the Company’s assets, including accounts receivable, inventory and property and equipment, and are subject to certain operating limitations commonly applicable to a loan of this type, which, among other things, place limitations on indebtedness, liens, investments, mergers and acquisitions, dispositions of assets, cash dividends, stock repurchases and transactions with affiliates. A minimum fixed charge coverage ratio must be tested on a pro forma basis prior to consummation of certain significant business transactions outside the Company’s ordinary course of business. These restrictions may limit management’s ability to operate our business in accordance with management’s discretion, which could limit our ability to pursue certain strategic objectives.

We will have to replace our existing credit facility before it expires under terms which may be unfavorable and/or more restrictive as compared to our existing facility.

We are party to a five-year, $120.0 million asset based senior secured revolving credit facility that matures in October 2011. We believe our current credit facility has terms more favorable than those currently available in the market based on companies of comparable size and risk profile. We expect to incur customary costs to replace our credit facility and could reasonably expect to also pay higher interest rates on both our outstanding debt balance and outstanding unused credit availability. Further, our debt covenants and borrowing capacity could become more restrictive. When we elect to replace our credit facility, there are no assurances that we could align with a lending syndicate providing terms agreeable to us, or at all.

A significant portion of our sales are concentrated with a relatively small number of customers. A loss of one or more of these customers could have a material adverse effect on our operating results, cash flow and liquidity.

In 2009, our top ten customers represented 39% of our sales with one customer accounting for 11% of our sales. This customer is a buying group for multiple building material dealers. Although we believe that our relationships with our customers are strong, the loss of one or more of these customers could have a material adverse effect on our operating results, cash flow and liquidity.

A significant portion of our sales are on credit to our customers. Material changes in their credit worthiness or our inability to forecast deterioration in their credit position could have a material adverse effect on our operating results, cash flow and liquidity.

The majority of our sales are on account where we provide credit to our customers. In 2009, less than 0.2% in bad debt expense to total net sales was incurred related to credit sales. Our customers are generally susceptible to the same economic business risks as we are. Furthermore, we may not necessarily be aware of any deterioration in their financial position. If our customers’ financial position becomes impaired, it could have a significant impact on our bad debt exposure and could have a material adverse effect on our operating results, cash flow and liquidity.

Fluctuation in prices of commodity wood and steel products that we buy and then resell may have a significant impact on our results of operations.

Changes in wood and steel commodity prices between the time we buy these products and the time we resell them have occurred in the past, and we expect fluctuations to occur again in the future. Such changes can adversely affect the gross margins that we realize on the resale of the products. We may be unable to manage these fluctuations effectively or minimize any negative impact of these changes on our financial condition and results of operations.

The termination of key supplier relationships may have an immediate material adverse effect on our financial condition and results of operations.

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

Also, financial stability is important to manufacturers and customers in choosing distributors for their products.

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

We have retained accident risk under our insurance programs. Significant claims and/or our inability to accurately estimate the liability for these claims could have a material adverse effect on our operating results.

We retain a portion of the accident risk under vehicle liability, workers’ compensation and other insurance programs. We have multiple claims of various sizes and forecast the number of claims in determining the portion of accident risk we are willing to self insure. We base loss accruals on our best estimate of the cost of resolution of these matters and adjust them periodically as circumstances change. Due to limitations inherent in the estimation process, our estimates may change. Changes in the actual number of large claims or changes in the estimates of these accruals may have a material adverse effect on our results of operations in any such period.

Federal and state transportation regulations, as well as increases in the cost of fuel, could impose substantial costs on us, which could adversely affect our results of operations.

As of December 31, 2009, we use our own fleet of approximately 175 tractors, 10 trucks and 350 trailers to service customers throughout the United States. The U.S. Department of Transportation, or DOT, regulates our operations, and we are subject to safety requirements prescribed by the DOT. Vehicle dimensions and driver hours of service also are subject to both federal and state regulation. More restrictive limitations on vehicle weight and size, trailer length and configuration, or driver hours of service could increase our costs.

In addition, distributors are inherently dependent upon energy to operate and, therefore, are impacted by changes in diesel fuel prices. The cost of fuel, which was at a historically high level during portions of the last three years, is largely unpredictable and has a significant impact on the Company’s results of operations. Fuel availability, as well as pricing, is also impacted by political and economic factors. It is difficult to predict the future availability of fuel due to the following factors, among others: dependency on foreign imports of crude oil and the potential for hostilities or other conflicts in oil producing areas; limited refining capacity; and the possibility of changes in governmental policies on fuel production, transportation and marketing. Significant disruptions in the supply of fuel could have a negative impact on the Company’s operations and results of operations.

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

Approximately 12% of our employees are represented by labor unions as of December 31, 2009. As of December 31, 2009, we had seven collective bargaining agreements. We may become subject to significant wage increases or additional work rules imposed by future agreements with labor unions representing our employees. Any such cost increases or new work rule implementation could increase our selling, general and administrative expenses to a material extent. In addition, although we have not experienced any strikes or other significant work interruptions in recent years and have maintained generally favorable relations with our employees, no assurance can be given that there will not be any work stoppages or other labor disturbances in the future, which could adversely impact our financial results.

We face the risks that product liability claims and other legal proceedings relating to the products we distribute may adversely affect our business and results of operations.

As is the case with other companies in our industry, even though our suppliers generally warrant the products we sell, we face the risk of product liability and other claims of the type that are typical to our industry in the event that the use of products that we have distributed causes damages. Product liability claims in the future, regardless of their ultimate outcome and whether or not covered under our insurance policies or indemnified by our suppliers, could result in costly litigation and have a material adverse effect on our business and results of operations.

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

We are subject to federal, state and local environmental protection laws and regulations and may have to incur significant costs to comply with these laws and regulations in the future. We have been identified as a potentially responsible party in connection with the cleanup of contamination at a formerly owned property in Montana, where we are voluntarily remediating the property under the oversight of the Montana Department of Environmental

Quality (Montana DEQ). Until the Montana DEQ selects and orders us to implement a final remedy, we can give no assurance as to the scope or cost to us of any final remediation order. In addition, some of our current and former distribution centers are located in areas of current or former industrial activity where environmental contamination may have occurred, and for which we, among others, could be held responsible. As a result, we may incur material environmental liabilities in the future with respect to our current or former distribution center locations.

Goodwill is a significant portion of our total assets and is tested for impairment at least annually, which could result in a material non-cash write-down of goodwill.

Goodwill is subject to impairment tests at least annually and between annual tests in certain circumstances. During 2009, we recorded a non-cash goodwill impairment charge of $1.0 million related to a reduction in fair value of one reporting unit as a result of the continuing downturn in the residential construction and real estate markets. At December 31, 2009, we had goodwill assets of $8.6 million. We may be required to incur additional non-cash goodwill impairment charges in the future that could have a material adverse effect on our operating results.

Our financial results reflect the seasonal nature of our operations.

Our first quarter and our fourth quarter revenues are typically adversely affected by winter construction cycles and weather patterns in colder climates as the level of activity in the new construction and home improvement markets decreases. Because much of our overhead and expense remains relatively fixed throughout the year, our operating profits also tend to be lower during the first and fourth quarters. In addition, other weather patterns, such as hurricane season in the Southeast region of the United States during the third and fourth quarters, can have an adverse impact on our profits in a particular period.

ITEM 1B —	UNRESOLVED STAFF COMMENTS

None.

ITEM 2 —	PROPERTIES

Our corporate headquarters is located at 555 Maryville University Drive, Suite 400, St. Louis, Missouri 63141, in leased facilities. We own 12 of our distribution centers and lease the balance. Warehouse space at distribution centers aggregated to approximately 3.0 million square feet as of December 31, 2009. Distribution centers range in size from 21,100 square feet to 260,000 square feet. The types of facilities at these centers vary by location, from traditional wholesale distribution warehouses to facilities with broad product offerings and capabilities for a wide range of value-added services such as pre-hung door operations. We believe that our locations are well maintained and adequate for their purposes.

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

Environmental Matters

In 1995, Huttig was identified as a potentially responsible party in connection with the clean up of contamination at a formerly owned property in Montana that was used for the manufacture of wood windows. We are voluntarily remediating this property under the oversight of and in cooperation with the Montana Department of Environmental Quality (Montana DEQ) and are complying with a 1995 unilateral administrative order of the Montana DEQ to complete a remedial investigation and feasibility study. The remedial investigation was completed and approved in 1998 by the Montana DEQ, which has issued its final risk assessment of this property. In March 2003, the Montana DEQ approved Huttig’s work plan for conducting a feasibility study to evaluate alternatives for cleanup. In July 2004, we submitted the feasibility study report, which evaluated several potential remedies, including continuation and enhancement of remedial measures already in place and operating. We also submitted plans for testing a newer technology that could effectively remediate the site. The Montana DEQ approved these plans and a pilot test of the remediation technology was completed in July 2007. The Montana DEQ is in the process of reviewing the results of the pilot test. After evaluating the results of the pilot test, the Montana DEQ will comment on the feasibility study report and its recommended remedy, and then will select a final remedy, publish a record of decision and negotiate with Huttig for an administrative order of consent on the implementation of the final remedy. We spent less than $0.2 million on remediation costs at this site in each of the years ended December 31, 2009 and 2008. The annual level of future remediation expenditures is difficult to estimate because of the uncertainty relating to the final remedy to be selected by the Montana DEQ. As of December 31, 2009, we have accrued $0.6 million for future costs of remediating this site, which management believes represents a reasonable estimate, based on current facts and circumstances, of the currently expected costs of remediation. Until the Montana DEQ selects a final remedy, however, management cannot estimate the top of the range of loss or cost to Huttig of the final remediation order.

We had been identified as a potentially responsible party in connection with the clean up of petroleum hydrocarbons and PCP contamination at a formerly owned facility in Prineville, Oregon. We have been voluntarily remediating this property under the oversight of the Oregon Department of Environmental Quality (Oregon DEQ). In the fourth quarter of 2009, we received a no further action letter from the Oregon DEQ. At December 31, 2009, we have less than $0.1 million accrued to cover the anticipated costs associated with the final Oregon DEQ remedy.

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

No matters were submitted to a vote of our shareholders during the fourth quarter of 2009.

PART II

ITEM 5 —	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock was traded on the New York Stock Exchange (NYSE) until December 3, 2008, when it was delisted for failure to meet an NYSE listing requirement, which required that the Company’s average market capitalization over a consecutive 30-day trading period not be less than $25 million. On December 3, 2008, our common stock began trading over the counter, where it currently trades under the symbol “HBPI.PK”.

At February 19, 2010, there were approximately 2,100 holders of record of our common stock. The following table sets forth the range of high and low sale prices of our common stock on the New York Stock Exchange Composite Tape through December 3, 2008 and over the counter thereafter:

	2009		2008
	High	Low	High	Low

First Quarter	$0.50	$0.11	$4.78	$2.17
Second Quarter	1.02	0.27	2.85	1.64
Third Quarter	1.00	0.80	3.15	1.50
Fourth Quarter	0.90	0.60	2.38	0.24

We have never declared, nor do we anticipate at this time declaring or paying, any cash dividends on our common stock in the foreseeable future in order to make cash generated available for use in operations, debt reduction, stock repurchases and acquisitions, if any. Provisions of our credit facility contain various covenants, which, among other things, limit our ability to incur indebtedness, incur liens, make certain types of acquisitions, declare or pay dividends or sell assets. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

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

The following table compares total shareholder returns for the Company over the last five years to the Standard and Poor’s 500 Stock Index and that of a peer group made up of other building material and industrial products distributors assuming a $100 investment made on December 31, 2004. Each of the three measures of cumulative total return assumes reinvestment of dividends. The stock performance shown on the graph below is not necessarily indicative of future price performance.

	Huttig Building Products	S&P 500	Peer Group Index (1)
12/04	$100.00	$100.00	$100.00
12/05	80.38	104.91	139.78
12/06	50.62	121.48	115.94
12/07	38.18	128.16	71.46
12/08	4.40	80.74	67.36
12/09	7.18	102.11	92.15

(1)	The peer group includes the following companies: QEP Co., Watsco Inc., Building Materials Holding Corporation, Bluelinx Holdings, Inc. and Universal Forest Products, Inc.

ITEM 6 —	SELECTED CONSOLIDATED FINANCIAL DATA

The following table summarizes certain selected financial data of continuing operations of Huttig for each of the five years in the period ended December 31, 2009. The information contained in the following table may not necessarily be indicative of our future performance. Such historical data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto included elsewhere in this report.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(In millions, except per share data)

Income Statement Data:(1)
Net sales	$455.2	$671.0	$874.8	$1,102.7	$1,097.2
Cost of sales	371.1	548.6	709.8	896.9	884.7
Gross margin	84.1	122.4	165.0	205.8	212.5
Operating expenses	105.7	151.3	174.1	209.9	182.9
Goodwill impairment	1.0	8.7	0.8	—	—
Gain on disposal of capital assets	(1.5)	(1.0)	(2.4)	—	(2.5)
Operating profit (loss)	(21.1)	(36.6)	(7.5)	(4.1)	32.1
Interest expense, net	1.5	2.6	4.2	5.3	4.6
Income (loss) from continuing operations before income taxes	(22.6)	(39.2)	(11.7)	(10.0)	27.5
Provision (benefit) for income taxes	(2.8)	(4.0)	(3.7)	(2.3)	10.4
Net income (loss) from continuing operations	(19.8)	(35.2)	(8.0)	(7.7)	17.1
Per share:
Net income (loss) from continuing operations (basic)	(0.94)	(1.68)	(0.39)	(0.38)	0.85
Net income (loss) from continuing operations (diluted)	(0.94)	(1.68)	(0.39)	(0.38)	0.84
Balance Sheet Data (at end of year):
Total assets	136.2	146.0	212.7	250.6	271.3
Debt — bank, capital leases and other obligations(2)	35.4	24.1	26.6	45.7	33.2
Total shareholders’ equity	50.7	70.3	104.3	109.7	114.9

(1)	Amounts exclude operations classified as discontinued.

(2)	Debt includes both current and long-term portions of bank debt, capital leases and other obligations. See Note 5 to our consolidated financial statements.

ITEM 7 —	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Huttig is a distributor of building materials used principally in new residential construction and in home improvement, remodeling and repair work. We distribute our products through 27 distribution centers serving 41 states and sell primarily to building materials dealers, national buying groups, home centers and industrial users, including makers of manufactured homes. Our products fall into three categories: (i) millwork, which includes doors, windows, moulding, stair parts and columns, (ii) general building products, which include composite decking, connectors, fasteners, housewrap, roofing products and insulation, and (iii) wood products, which include engineered wood products, such as floor systems, as well as wood panels and lumber.

Industry Conditions

The downturn in the residential construction market is in its fourth consecutive year and has become one of the most severe housing downturns in U.S. history. The U.S. economy appears to be nearing the end of a recession although significant market challenges remain. Our sales depend heavily on the strength of local and national new residential construction, home improvement and remodeling markets. During the past four years, our results of operations have been adversely affected by the severe downturn in new housing activity in the United States. While we expect the severe downturn in new residential construction to continue to adversely affect our operating results into 2010, the decline in annualized housing starts appears to have narrowed over the past several quarters. We anticipate a slight increase in housing starts in 2010 versus 2009 based on the current level of housing activity and industry forecasts for 2010.

In reaction to the housing downturn, the Company has been restructuring its operations since the second quarter of 2006. Since then, the Company closed, consolidated or sold 20 distribution centers. Additionally, the Company reduced its workforce by approximately 1,200 and had approximately 1,000 employees at the end of 2009. These actions, along with other cost reduction efforts, are primarily responsible for an approximate $100 million reduction in operating expenses from 2006 to 2009.

Various factors historically have caused our results of operations to fluctuate from period to period. These factors include levels of construction, home improvement and remodeling activity, weather, prices of commodity wood and steel products, interest rates, competitive pressures, availability of credit and other local, regional, national and economic conditions. Many of these factors are cyclical or seasonal in nature. We anticipate that further fluctuations in operating results from period to period will continue in the future. Our first quarter and fourth quarter are generally adversely affected by winter weather patterns in the Midwest, Northeast and Northwest, which typically result in seasonal decreases in levels of construction activity in these areas. Because much of our overhead and expenses remain relatively fixed throughout the year, our operating profits tend to be lower during the first and fourth quarters.

We believe we have the product offerings, distribution channel, personnel, systems infrastructure and financial and competitive resources necessary for continued operations. Our future revenues, costs and profitability, however, are all likely to be influenced by a number of risks and uncertainties, including those in Item 1A — RISK FACTORS.

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles, which require management to make estimates and assumptions. Management bases these estimates and assumptions on historical results and known trends as well as management forecasts. Actual results could differ from these estimates and assumptions.

Accounts Receivable — Trade accounts receivable consist of amounts owed for orders shipped to customers and are stated net of an allowance for doubtful accounts. Huttig’s corporate management establishes an overall credit policy for sales to customers and delegates responsibility for most credit decisions to credit personnel located within Huttig’s two regions. The allowance for doubtful accounts is determined based on a number of factors including when customer accounts exceed 90 days past due and specific customer account reviews. Our credit policies, together with careful monitoring of customer balances, have resulted in bad debt expense of less than 0.2% of net sales in 2009, less than 0.3% in 2008 and less than 0.1% during 2007. Due to the current downturn in new housing activity, we expect that our bad debt expense could continue to increase as our customers experience greater financial difficulties.

Inventory — Inventories are valued at the lower of cost or market. We utilize the LIFO cost method to value the majority of our inventories. We review inventories on hand and record a provision for slow-moving and obsolete inventory based on historical and expected sales.

Valuation of Goodwill and Other Long-Lived Assets — We test the carrying value of our goodwill at each reporting unit for impairment on an annual basis and between annual tests in certain circumstances when there are indicators of potential impairment. The carrying value of goodwill is considered impaired when a reporting unit’s fair value is less than its carrying value. In that event, goodwill impairment is recognized to the extent recorded goodwill exceeds the implied fair value of that goodwill. Circumstances that can lead to interim goodwill testing include significant negative variances from forecasted sales or operating profits or changes in other circumstances that indicate the carrying amount of goodwill may not be recoverable. We utilize a discounted cash flows model to estimate fair value of a reporting unit. In our estimate of fair value of a reporting unit, the following significant assumptions, and changes therein, are considered:

•	publicly available and internal projections of single and multi-family housing starts used to project a reporting unit’s revenue in future years;

•	the reporting unit’s gross margin and operating expenses that reflect cost reduction actions already taken by the Company;

•	projected variable costs associated with the variable revenue streams projected in the future;

•	projected reporting unit working capital changes and capital expenditure requirements; and

•	an estimate of a discount rate commensurate with the weighted average cost of capital for a market participant and a related growth factor.

At December 31, 2009, the Company had $8.6 million of goodwill recorded across 17 reporting units. Significant changes in our assumptions and the related projected cash flows utilized in calculating the reporting unit’s fair value could result in future goodwill impairment related to any of our reporting units. In 2009, we recorded goodwill impairment of $1.0 million as a result of carrying value at one reporting unit exceeding its respective fair value.

We test the carrying value of other long-lived assets, including intangible and other tangible assets, for impairment when events and circumstances warrant such review. The carrying value of long-lived assets is considered impaired when the anticipated undiscounted cash flows from such assets are less than the carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset.

Contingencies — We accrue expenses when it is probable that an asset has been impaired or a liability has been incurred and we can reasonably estimate the expense. Contingencies for which we have made accruals include environmental, product liability and certain other legal matters. It is possible that future results of operations for any particular quarter or annual period and our financial condition could be materially affected by changes in assumptions or other circumstances related to these matters. We accrue an estimate of the cost of resolution of these matters and make adjustments to the amounts accrued as circumstances change.

Self-Insurance — It is our policy to self-insure, up to certain limits, traditional risks including workers’ compensation, comprehensive general liability, physical loss to property and auto liability. We are also self-insured, up to certain limits, for certain other insurable risks, including the majority of our medical benefit plans. Insurance coverage is maintained for catastrophic property and casualty exposures as well as those risks required to be insured by law or contract. A provision for self-insured claims, based on our estimate of the aggregate liability for claims incurred, is revised and recorded quarterly. The estimates are derived from both internal and external sources, including but not limited to actuarial type estimates, claims incurred, the probability of losses and historical settlement experience. Our estimates are subject to uncertainty from various sources, including, among others, changes in claim reporting patterns, claim settlement patterns, judicial decisions, legislation and economic conditions. Although we believe our estimates are reasonable, significant differences related to the items noted above could materially affect our self-insurance obligations, future expense and cash flow.

Supplier Rebates — We enter into agreements with certain vendors providing for inventory purchase rebates based upon purchasing volume. We record vendor rebates as a reduction of the cost of inventory purchased.

Income Taxes— We operate within multiple taxing jurisdictions and are subject to audit in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve. We regularly review our potential tax liabilities for tax years subject to audit. Changes in our tax liability occurred in 2009 and may occur in the future as our assessment changes based on the progress of tax examinations in various jurisdictions and/or changes in tax regulations. In management’s opinion, adequate provisions for income taxes have been made for all years presented.

Deferred tax assets and liabilities are recognized for the future tax benefits or liabilities attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates would be recognized in income in the period that includes the enactment date. We regularly review our deferred tax assets for recoverability and establish a valuation allowance when we believe that such assets may not be recovered, taking into consideration historical operating results, expectations of future earnings, changes in operations, the expected timing of the reversal of existing temporary differences and available tax planning strategies. Currently, our deferred tax liabilities, which reverse in the same periods and jurisdictions as our deferred tax assets, enable us to partially utilize the deferred tax assets at December 31, 2009, without relying on any projections of future pre-tax income. The balance of these deferred tax assets are covered by a valuation allowance.

Stock-Based Compensation— We account for stock-based compensation in accordance with ASC 718, “Compensation-Stock Compensation”, which requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. We estimate the fair value of stock option awards on the date of grant utilizing a modified Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of short-term traded options that have no vesting restrictions and are fully transferable. The estimate may materially change because it depends on, among other things, levels of share-based payments granted, the market value of our common stock as well as assumptions regarding a number of complex variables. These variables include, but are not limited to, our stock price, volatility, risk-free interest rate, dividend rate and employee stock option exercise behaviors and the related tax impact. We value restricted stock awards at the grant date using the average of the high and low traded prices for the day and recognize compensation cost for equity awards on a straight-line basis over the requisite service period for the entire award.

ASC 718 also requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. If actual forfeitures vary from our estimates, we will recognize the difference in compensation expense in the period the actual forfeitures occur or when options vest.

Results of Operations

Fiscal 2009 Compared to Fiscal 2008

Continuing Operations

Net sales from continuing operations were $455.2 million in 2009, which were $215.8 million, or approximately 32%, lower than 2008. This decrease was attributable to a significant decline in new housing activity as new housing starts in the United States decreased 39% to approximately 0.6 million in 2009 from 0.9 million in 2008, including 0.4 million single family residences in 2009 versus 0.6 million in 2008, based on data from the U.S. Census Bureau.

Sales decreased in all major product categories in 2009 from 2008. Millwork sales decreased 33% in 2009 to $204.6 million. Building product sales decreased 28% in 2009 to $209.1 million. Wood products decreased 45% to $41.5 million in 2009 with a 50% decrease in sales of engineered wood products and a 44% decrease in sales of other wood products. Sales of building products decreased less than the overall market due to new product initiatives in the building products category that we implemented over the past several years, including initiatives with respect to decking and railing, fasteners, connectors and housewrap.

Gross margin decreased approximately 31% to $84.1 million, or 18.5% of sales, in 2009 as compared to $122.4 million, or 18.2% of sales, in 2008. The gross margin in 2009 reflects a $0.9 million LIFO liquidation benefit due to branch closures, which was partially offset by a $0.6 million net write down of inventory at closed branches, while 2008 reflected a $1.0 million charge from a net write down and liquidation of inventory at closed branches. Excluding these adjustments, our gross margins were 18.4% and 18.3% in 2009 and 2008, respectively. LIFO valuation adjustments favorably impacted our 2009 gross margins and unfavorably impacted our 2008 gross margins. These LIFO valuation adjustments were primarily offset by the impact from temporary pricing volatility associated with our metal fastener inventory. The 2009 and 2008 gross margins were also negatively impacted by pricing pressure in the down housing market, which pressure may continue into 2010.

Operating expenses, including goodwill impairment charges decreased $53.3 million to $106.7 million, or 23.4% of sales, in 2009, compared to $160.0 million, or 23.8% of sales, in 2008. Operating expenses for 2009 include $2.1 million of expenses, comprised of a $1.0 million goodwill impairment charge and $1.1 million of branch closure costs related to the shut down or consolidation of three branches during the year. Operating expenses for 2008 include $10.8 million of expenses primarily comprised of an $8.7 million goodwill impairment charge and $2.1 million of branch closure costs associated with the shut down or consolidation of five branches during the year. Excluding these 2009 and 2008 charges, operating expenses decreased by $44.5 million in 2009, primarily due to lower employee headcount and a lower cost structure, resulting from restructuring activities and continued cost control efforts. Additionally, we had lower variable costs due to decreased sales volumes. We recorded total stock-based compensation expense of $0.9 million in 2009 compared to $1.3 million in 2008.

Our results for the year ended December 31, 2009 included a gain on disposal of capital assets of $1.5 million primarily from the sale of two previously closed facilities. The results for the year ended December 31, 2008 included a gain on disposal of capital assets of $1.0 million primarily from the sale of a previously closed facility.

Net interest expense was $1.5 million in 2009 compared to $2.6 million in 2008 primarily due to lower average debt outstanding and lower LIBOR-based borrowing rates in 2009 versus 2008. Additionally, we reduced the credit facility size from $160.0 million to $120.0 million in 2009 which reduced fees on our unused commitments.

Income tax benefit as a percentage of pre-tax loss for 2009 and 2008 was approximately 12% and 10%, respectively. In 2009, we benefited from a change in federal tax law that allowed us to carry back 2008 operating losses to prior years and receive tax refunds. In 2008, we were able to carry back the 2007 federal net operating loss to prior years and receive tax refunds. At December 31, 2009, our federal net operating loss carry forward is approximately $42.6 million.

As a result of the foregoing factors, we incurred a loss from continuing operations of $19.8 million in 2009 as compared to a loss from continuing operations of $35.2 million in 2008.

Discontinued Operations

We recorded a $0.7 million after tax loss from discontinued operations related to a note receivable impairment and environmental and litigation expenses in 2009 compared to a $0.2 million after tax loss for environmental and litigation expenses in 2008 associated with previously reported discontinued operations.

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

Gross margin decreased approximately 26% to $122.4 million, or 18.2% of sales, in 2008 as compared to $165.0 million, or 18.9% of sales, in 2007. The 2008 and 2007 results include an impact from charges related to the impairment of inventory from liquidating inventory at our closed branches of $1.0 million and $1.5 million, respectively. This decreased gross margin by 0.1% in 2008 and 2007. The 2008 gross margin dollars also decreased due to a lower of cost or market adjustment of $1.3 million recorded by the Company during 2008 related to a decline in prices for our metal fastener inventory. Excluding 2008 and 2007 charges and the lower of cost or market adjustment, gross margin decreased to 18.6% in 2008 from 19.0% in 2007. The decrease is primarily a result of a lower mix of higher margin exterior and interior doors and higher mix of lower margin building products. The 2008 gross margin was also impacted by pricing pressure in the down housing market.

Operating expenses including goodwill impairments decreased $14.9 million to $160.0 million, or 23.8% of sales in 2008, compared to approximately $174.9 million, or 20.0% of sales, in 2007. Operating expenses for 2008 include $10.8 million of expenses primarily related to an $8.7 million goodwill impairment and $2.1 million related to severance and lease termination associated with the shut down or consolidation of five branches during 2008. Operating expenses for 2007 include $3.8 million of expenses, primarily severance and lease termination, associated with the shut down, consolidation or sale of six branches during 2007 and related severance costs associated with other workforce reductions in addition to the reductions in force associated with the branch closures and consolidation and $0.8 million related to goodwill impairment charges. Operating expenses in 2008 also reflected decreased wage and benefit costs from lower headcount, lower incentive compensation, lower building and equipment costs associated with reduced locations and lower insurance and travel costs, partially offset by higher contract hauling, fuel and bad debt expense. We recorded total stock-based compensation expense of $1.3 million in 2008 compared to $1.6 million in 2007.

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

Liquidity and Capital Resources

We depend on cash flow from operations and funds available under our revolving credit facility to finance seasonal working capital needs, capital expenditures and any acquisitions that we may undertake. Our working capital requirements are generally greatest in the second and third quarters, which reflect the seasonal nature of our business. The second and third quarters are also typically our strongest operating quarters, largely due to more favorable weather throughout many of our markets compared to the first and fourth quarters. We typically generate cash from working capital reductions in the fourth quarter of the year and build working capital during the first quarter in preparation for our second and third quarters. We also maintain significant inventories to meet rapid delivery requirements of our customers and to enable us to obtain favorable pricing, delivery and service terms with our suppliers. At December 31, 2009 and 2008, inventories constituted approximately 33% and 41% of our total assets, respectively. We also closely monitor operating expenses and inventory levels during seasonally affected periods and, to the extent possible, manage variable operating costs to minimize seasonal effects on our profitability.

Operations — Cash from operating activities decreased by $17.0 million to a usage of $13.4 million in 2009, compared to a $3.6 million source of cash in 2008. In 2009, our net loss decreased $14.9 million compared to 2008. The net loss included goodwill impairment charges of $1.0 million and $8.7 million in 2009 and 2008, respectively. Accounts receivable increased by $8.8 million during 2009 compared to a decrease of $23.1 million a year ago. Days sales outstanding (“DSO”) increased by 12.8 days to 36.7 days at December 31, 2009 from 23.9 days at December 31, 2008 based on annualized fourth quarter sales and quarter ended accounts receivable balances for the respective periods. The increase in DSO is directly related to a temporary extension of terms provided in the fourth quarter of 2009 to a small number of large credit worthy customers. Management does not believe the increase in DSO is indicative of significant increased credit risk. Inventory decreased by $14.3 million in 2009 compared to a decrease of $29.3 million in 2008. Our inventory turns increased to 7.2 turns in 2009 from 6.5 turns in 2008 based on annualized fourth quarter costs of goods sold and quarter ended inventory balances for the respective periods. Management has made a concerted effort to reduce inventory carrying levels without reducing the range of products offered or service levels to our customers during this prolonged decline in the U.S. housing market. Accounts payable increased by $2.5 million during 2009 compared to a $26.6 million decrease in the year ago period. Days payable outstanding increased to 28.6 at December 31, 2009 from 20.3 at December 31, 2008 based on annualized fourth quarter costs of goods sold and quarter ended accounts payable balances for the respective periods. The accounts payable increase is primarily a result of an increase in non-commodity products purchased in the fourth quarter of 2009 versus 2008. These products generally come with longer payment terms than our commodity products.

Investing — In 2009, net cash provided from investing activities was $1.4 million, as compared to $0.5 million of net cash used in investing activities in 2008. The Company received proceeds of $2.3 million from the sale of capital assets in 2009 primarily related to the sale of real estate from closed facilities. The Company received proceeds of $1.5 million from the sale of capital assets in 2008. The Company invested $0.9 million in machinery and equipment at various locations in 2009 compared to $2.0 million in 2008.

Financing — Cash provided from financing activities of $10.5 million in 2009 reflects net debt borrowings of $11.1 million under our credit facility, net of payments of $0.6 million for our capital lease and other debt obligations. Cash used in financing activities of $2.1 million in 2008 reflects net debt repayments of $1.3 million under our credit facility and term loans and payments of $1.2 million for our capital lease and other debt obligations, which were partially offset by $0.9 million received from the exercise of stock options.

At December 31, 2009, under our $120 million credit facility, we had revolving credit borrowings of $34.6 million outstanding at a weighted average interest rate of 1.92%, letters of credit outstanding totaling $6.1 million, primarily for health and workers’ compensation insurance, and $31.7 million of additional committed borrowing capacity. In addition, we had $0.8 million of capital lease and other obligations outstanding at December 31, 2009.

The borrowings under our credit facility are collateralized by substantially all of the Company’s assets and are subject to certain operating limitations applicable to a loan of this type, which, among other things, place limitations on indebtedness, liens, investments, mergers and acquisitions, dispositions of assets, cash dividends and transactions with affiliates. The financial covenant in the facility is limited to a fixed charge coverage ratio to be tested only when excess borrowing availability is less than $25.0 million and on a pro forma basis prior to consummation of certain significant business transactions outside the Company’s ordinary course of business.

We believe cash generated from our operations and funds available under our credit facility will provide sufficient funds to meet our currently anticipated short-term and long-term liquidity and capital expenditure requirements. During 2009 the minimum fixed charged coverage ratio was not required to be tested as excess borrowing availability was greater than $25.0 million. However, if availability would have fallen below the $25.0 million threshold, we would not have met the minimum fixed charged coverage ratio, and we believe we will not achieve sufficient financial results necessary to satisfy this covenant if it were required to be tested. If we are unable to maintain excess borrowing availability of more than $25.0 million and are also unable to comply with this financial covenant, our lenders would have the right, but not the obligation, to terminate the loan commitments and accelerate the repayment of the entire amount outstanding under the credit facility. The lenders also could foreclose on our assets that secure our credit facility. In that event, we would be forced to seek alternative sources of financing, which may not be available on terms acceptable to us, or at all.

Off-Balance Sheet Arrangements

In addition to funds available from operating cash flows and our bank credit facility as described above, we use operating leases as a principal off balance sheet technique. Operating leases are employed as an alternative to purchasing certain property, plant and equipment. Future rental commitments, extending through the year 2020, under all non-cancelable operating leases in effect at December 31, 2009 total $50.9 million.

Commitments and Contingencies

The table below summarizes our contractual obligations as of December 31, 2009 (in millions):

		Payments Due by Period
			2011-	2013-	Beyond
	Total	2010	2012	2014	2014

Long-term debt, including current portion(1)	$35.4	$0.6	$34.7	$0.1	$—
Operating lease obligations	50.9	12.2	19.8	9.7	9.2
Guaranteed payments(2)	0.8	0.4	0.4	—	—

Total	$87.1	$13.2	$54.9	$9.8	$9.2

(1)	Amounts represent the expected cash payments of our long-term debt and do not include any fair value adjustments.

(2)	Amounts represent guaranteed payments related to the acquisition of Texas Wholesale Building Materials, Inc. on January 11, 2005.

Recent Accounting Developments

We adopted the FASB Accounting Standards Codification (ASC) in the fourth quarter of 2009. The Codification reorganized and consolidated current U.S. GAAP topically and is now the single authoritative source for GAAP. The adoption had no effect on the Company’s financial results.

Cautionary Statement Relevant to Forward-looking Information for the Purpose of “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

This Annual Report on Form 10-K and our annual report to shareholders contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements regarding:

•	our belief that cash generated from operations and funds available under our credit facility will be sufficient to meet our future liquidity and capital expenditure needs;

•	our belief that we have the product offerings, distribution channel, personnel, systems infrastructure and financial and competitive resources necessary for continued business operations;

•	our expectation that the severe downturn in new housing activity will continue into 2010 and will continue to adversely affect our operating results, liquidity and financial condition;

•	our expectation that there will be a slight increase in housing starts in 2010 as compared to 2009,

•	our expectation that bad debt expense could continue to increase as our customers experience greater financial difficulties as a result of the current downturn in new housing activity;

•	our belief that we could incur higher interest rates, additional costs and more restrictions, when we replace our credit facility in the future;

•	our belief that we may incur non-cash goodwill impairment charges in the future which could have a material adverse effect on our operating results;

•	our belief that we will not achieve sufficient financial results to satisfy the financial covenant under our credit facility if it were required to be tested;

•	our expectation that the disposition of the various claims and litigation in which we are involved will not have a material effect on our business or financial condition;

•	our belief that there are no material environmental liabilities at any of our current or former distribution center locations;

•	our expectation that we will continue to face competition from new market entrants;

•	our expectation regarding the future impact of competition and our ability to maintain favorable terms with our suppliers and transition to alternative suppliers of building products, and the effects of slower economic activity on our results of operations;

•	our expectation that the fluctuations in wood and steel commodity prices between the time we buy the products and the time we resell them will occur in the future;

•	our liquidity and exposure to market risk;

•	our anticipation that we will not pay dividends in the future;

•	our estimate of future amortization expense for intangible assets;

•	our expectation that there will not be any significant increases or decreases to our unrecognized tax benefits within the 12 months of the financial statement reporting date;

•	cyclical and seasonal trends.

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

We have exposure to market risk as it relates to effects of changes in interest rates. We had debt outstanding at December 31, 2009 under our credit facility of $34.7 million.

All of our debt under our revolving credit facility accrues interest at a floating rate basis. If market interest rates for LIBOR had been different by an average of 1% for the year ended December 31, 2009, our interest expense and income before taxes would have changed by $0.3 million. These amounts are determined by considering the impact of the hypothetical interest rates on our borrowing cost. This analysis does not consider the effects of any change in the overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management may take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our financial structure.

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

We have audited the accompanying consolidated balance sheets of Huttig Building Products, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009. We also have audited Huttig Building Products, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Huttig Building Products, Inc.’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Huttig Building Products, Inc. as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Huttig Building Products, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP
St. Louis, MO
February 25, 2010

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2009	2008	2007
	(In millions, except per share data)

Net sales	$455.2	$671.0	$874.8
Cost of sales	371.1	548.6	709.8
Gross margin	84.1	122.4	165.0
Operating expenses	105.7	151.3	174.1
Goodwill impairment	1.0	8.7	0.8
Gain on disposal of capital assets	(1.5)	(1.0)	(2.4)

Operating loss	(21.1)	(36.6)	(7.5)
Interest expense, net	1.5	2.6	4.2

Loss from continuing operations before income taxes	(22.6)	(39.2)	(11.7)
Benefit for income taxes	(2.8)	(4.0)	(3.7)

Loss from continuing operations	(19.8)	(35.2)	(8.0)
Loss from discontinued operations, net of taxes	(0.7)	(0.2)	(0.2)

Net loss	$(20.5)	$(35.4)	$(8.2)

Net loss from continuing operations per share — basic and diluted	$(0.94)	$(1.68)	$(0.39)
Net loss from discontinued operations per share — basic and diluted	(0.03)	(0.01)	(0.01)

Net loss per share — basic and diluted	$(0.97)	$(1.69)	$(0.40)

See notes to consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
	(In millions)

ASSETS
Current Assets:
Cash and equivalents	$1.3	$2.8
Trade accounts receivable, net	41.8	33.0
Inventories	45.1	59.4
Other current assets	7.8	5.5

Total current assets	96.0	100.7

Property, Plant and Equipment:
Land	5.6	5.6
Building and improvements	29.2	29.4
Machinery and equipment	28.4	29.5

Gross property, plant and equipment	63.2	64.5
Less accumulated depreciation	42.3	40.1

Property, plant and equipment, net	20.9	24.4

Other Assets:
Goodwill, net	8.6	9.6
Other	2.5	3.3
Deferred income taxes	8.2	8.0

Total other assets	19.3	20.9

Total Assets	$136.2	$146.0

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$0.6	$0.4
Trade accounts payable	25.9	23.5
Deferred income taxes	8.2	6.9
Accrued compensation	1.6	4.3
Other accrued liabilities	12.4	14.4

Total current liabilities	48.7	49.5

Non-current Liabilities:
Long-term debt, less current maturities	34.8	23.7
Other non-current liabilities	2.0	2.5

Total non-current liabilities	36.8	26.2

Shareholders’ Equity:
Preferred shares; $.01 par (5,000,000 shares authorized)	—	—
Common shares; $.01 par (50,000,000 shares authorized:
22,088,509 shares issued at December 31, 2009 and 21,478,631 at December 31, 2008)	0.2	0.2
Additional paid-in capital	38.2	37.3
Retained earnings	12.3	32.8

Total shareholders’ equity	50.7	70.3

Total Liabilities and Shareholders’ Equity	$136.2	$146.0

See notes to consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Shares	Additional		Treasury	Total
	Outstanding,	Paid-In	Retained	Shares,	Shareholders’
	at Par Value	Capital	Earnings	at Cost	Equity
		(In millions)

Balance at January 1, 2007	$0.2	$35.5	$76.0	$(2.0)	$109.7

Net loss			(8.2)		(8.2)

Comprehensive loss					(8.2)

Cumulative effect of adoption of FIN 48			0.4		0.4
Restricted stock issued, net of forfeitures		(1.1)		1.1	—
Stock options exercised		0.1		0.7	0.8
Stock compensation		1.6			1.6

Balance at December 31, 2007	0.2	36.1	68.2	(0.2)	104.3

Net loss			(35.4)		(35.4)

Comprehensive loss					(35.4)

Restricted stock issued, net of forfeitures		(0.2)		0.2	—
Stock options exercised		0.1			0.1
Stock compensation		1.3			1.3

Balance at December 31, 2008	0.2	37.3	32.8	—	70.3

Net loss			(20.5)		(20.5)

Comprehensive loss					(20.5)

Stock compensation		0.9			0.9

Balance at December 31, 2009	$0.2	$38.2	$12.3	$—	$50.7

See notes to consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008	2007
	(In millions)

Cash Flows From Operating Activities:
Net loss	$(20.5)	$(35.4)	$(8.2)
Adjustments to reconcile net loss to cash provided by (used in) operations:
Net loss from discontinued operations	0.7	0.2	0.2
Depreciation and amortization	4.4	4.5	4.8
Stock compensation expense	0.9	1.3	1.6
Impairment of long-lived assets	1.2	8.7	1.3
Gain on disposal of capital assets	(1.5)	(1.0)	(2.4)
Deferred income taxes	1.1	(4.1)	0.3
Other adjustments	—	(0.1)	1.0
Changes in operating assets and liabilities:
Trade accounts receivable	(8.8)	23.1	18.0
Inventories	14.3	29.3	8.6
Trade accounts payable	2.4	(26.6)	(12.0)
Other	(7.6)	3.7	0.6

Net cash provided by (used in) operating activities	(13.4)	3.6	13.8

Cash Flows From Investing Activities:
Capital expenditures	(0.9)	(2.0)	(3.0)
Proceeds from disposition of capital assets	2.3	1.5	4.0

Total cash provided by (used in) investing activities	1.4	(0.5)	1.0

Cash Flows From Financing Activities:
Payments of debt on term and revolving credit debt agreements	(137.4)	(242.3)	(277.4)
Borrowings of debt on term and revolving credit debt agreements	148.5	241.0	260.4
Repayments of capital lease and other obligations	(0.6)	(1.2)	(3.2)
Debt issuance costs	—	(0.5)	—
Exercise of stock options	—	0.9	1.1

Total cash provided by (used in) financing activities	10.5	(2.1)	(19.1)

Net increase (decrease) in cash and equivalents	(1.5)	1.0	(4.3)
Cash and equivalents, beginning of period	2.8	1.8	6.1

Cash and equivalents, end of period	$1.3	$2.8	$1.8

Supplemental Disclosure of Cash Flow Information:
Interest paid	$1.4	$2.3	$4.3
Income taxes refunded	(0.7)	(5.3)	(4.4)
Cash received from exercise of stock options	—	0.4	0.6
Non-cash financing activities:
Assets acquired with debt obligations	0.9	—	1.1

See notes to consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(In Millions, Except Share and Per Share Data)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES

Organization — Huttig Building Products, Inc. and subsidiary (the “Company” or “Huttig”) is a distributor of building materials used principally in new residential construction and in home improvement, remodeling and repair work. Huttig’s products are distributed through 27 distribution centers serving 41 states and are sold primarily to building materials dealers, national buying groups, home centers and industrial users including makers of manufactured homes.

Principles of Consolidation — The consolidated financial statements include the accounts of Huttig Building Products, Inc. and its wholly owned subsidiary. All significant inter-company accounts and transactions have been eliminated.

Revenue Recognition — Revenues are recorded when title passes to the customer, which occurs upon delivery of product, less an allowance for returns, rebates and discounts for early payments. Returned products for which the Company assumes responsibility is estimated based on historical returns and are accrued as a reduction of sales at the time of the original sale.

Use of Estimates — The preparation of the Company’s consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management makes estimates including but not limited to the following financial statement items; allowance for doubtful accounts, slow-moving and obsolete inventory, lower of cost or market provisions for inventory, long-lived asset impairments including but not limited to goodwill, contingencies including environmental liabilities, accrued expenses and self insurance accruals, and income tax expense and net deferred tax assets. Actual results may differ from these estimates.

Cash and Equivalents — The Company considers all highly liquid interest-earning investments with an original maturity of three months or less at the date of purchase to be cash equivalents. The carrying value of cash and equivalents approximates their fair value.

Accounts Receivable — Trade accounts receivable consist of amounts owed for orders shipped to customers and are stated net of an allowance for doubtful accounts. Huttig’s corporate management establishes an overall credit policy for sales to customers. The allowance for doubtful accounts is determined based on a number of factors including when customer accounts exceed 90 days past due and specific customer account reviews.

Inventory — Inventories are valued at the lower of cost or market. The Company’s entire inventory is comprised of finished goods. The Company reviews inventories on hand and records a provision for slow-moving and obsolete inventory. The provision for slow-moving and obsolete inventory is based on historical and expected sales. Approximately 88% and 87% of inventories were determined by using the LIFO (last-in, first-out) method of inventory valuation as of December 31, 2009 and December 31, 2008, respectively. The balance of all other inventories is determined by the average cost method, which approximates costs on a FIFO (first-in, first-out) method. The replacement cost would be higher than the LIFO valuation by $7.2 million at December 31, 2009 and $13.1 million at December 31, 2008. In 2009, $3.4 million of the decrease in the LIFO valuation reserve was due to liquidations of inventory.

Supplier Rebates — The Company enters into agreements with certain vendors providing for inventory purchase based rebates upon purchasing volumes. The Company records vendor rebates as a reduction of the cost of inventory purchased.

Property, Plant and Equipment — Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets and is charged to operating expenses. Buildings and improvements lives range from 3 to 25 years. Machinery and equipment lives range from 3 to 10 years. The Company recorded depreciation expense of $3.5 million, $3.8 million and $4.1 million in 2009, 2008 and 2007, respectively.

Goodwill  — Goodwill is reviewed for impairment annually, or more frequently if certain indicators arise. The fair value the Company calculated includes multiple assumptions of its future operations to determine future discounted cash flows including but not limited to such factors as sales levels, gross margin rates, capital requirements and discount rates. The carrying value of goodwill is considered impaired when a reporting unit’s fair value is less than its carrying value. In that event, goodwill impairment is recognized to the extent recorded goodwill exceeds the implied fair value of that goodwill. As the Company continues to face a challenging housing environment and general uncertainty in the U.S. economy, its assumptions may change significantly in the future resulting in further goodwill impairments in future periods. See Note 3, “Goodwill and Other Intangible Assets” for additional information.

Valuation of Long-Lived Assets — The Company periodically evaluates the carrying value and useful lives of its long-lived assets, including intangible and other tangible assets, when events and circumstances warrant such a review. The carrying value of long-lived assets is considered impaired when the anticipated undiscounted cash flows from such assets are less than the carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved.

Shipping — Costs associated with shipping products to the Company’s customers are charged to operating expense. Shipping costs were approximately $25.7 million, $38.4 million and $40.2 million in 2009, 2008 and 2007, respectively.

Income Taxes — Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized are for tax purposes using currently enacted tax rates. A valuation allowance would be established to reduce deferred income tax assets if it is more likely than not that a deferred tax asset will not be realized. The Company includes interest and penalties related to uncertain tax positions in income tax expense. See Note 11, “Income Taxes” for additional information.

Net Loss Per Share — Basic net loss per share is computed by dividing loss available to common stockholders by weighted average shares outstanding. Diluted net loss per share reflects the effect of all other potentially dilutive common shares using the treasury stock method.

Accounting For Stock-Based Compensation — The Company has stock-based compensation plans covering the majority of its employee groups and a plan covering the Company’s Board of Directors. The Company accounts for stock-based compensation utilizing the fair value recognition provisions of ASC 718, “Compensation-Stock Compensation”. The Company recognizes compensation cost for equity awards on a straight-line basis over the requisite service period for the entire award. See Note 10, “Stock and Incentive Compensation Plans” for additional information.

Concentration of Credit Risk — The Company is engaged in the distribution of building materials throughout the United States. The Company grants credit to customers, substantially all of whom are dependent upon the construction sector. The Company periodically evaluates its customers’ financial condition but does not generally require collateral. A significant portion of the Company’s sales are concentrated with a relatively small number of its customers. The Company’s top ten customers represent 39% of its sales. In 2009, the Company had a single customer representing 11% of total sales. This customer is a buying group for multiple building material dealers.

Financial Information About Industry Segments — ASC 280, “Segment Reporting”, defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. At December 31, 2009 and 2008, under the definition of a segment, each branch is considered an operating segment of the Company. Under ASC 280, segments may be aggregated if the segments have similar economic characteristics and if the nature of the products, distribution methods, customers and regulatory environments are similar. The Company has aggregated its branches into one reporting segment, consistent with ASC 280.

2.	RECENT ACCOUNTING DEVELOPMENTS

The Company adopted the FASB Accounting Standards Codification (ASC) in the fourth quarter of 2009. The Codification reorganized and consolidated current U.S. GAAP topically and is now the single authoritative source for GAAP. The adoption had no effect on the Company’s financial results.

3.	GOODWILL AND OTHER INTANGIBLE ASSETS

Under ASC 350, “Goodwill and Other”, goodwill is reviewed for impairment annually or more frequently if certain indicators arise. In addition, the statement requires reassessment of the useful lives of previously recognized intangible assets.

ASC 350 prescribes a two-step process for impairment testing of goodwill. During the fourth quarter of 2009 and 2008, the Company performed the annual test for impairment of its reporting units. The Company recorded $1.0 million in goodwill impairment in 2009 and $8.5 million in 2008. The 2009 goodwill impairment resulted from the continued decline in the Arizona housing market and was recorded in the second quarter. In the first quarter of 2008, the Company recorded $6.9 million in goodwill impairments primarily related to facilities in its Texas and California markets. In the fourth quarter of 2008, the Company recorded $1.6 million in goodwill impairments primarily related to facilities in its Florida markets. In addition, the Company also reduced goodwill in 2008 by $0.2 million for closed branches. Intangible assets as of December 31, 2009 consisted of the following (in millions):

			Accumulated
	Cost		Amortization
	2009	2008	2009	2008

Unamortizable intangible assets:
Goodwill, net	$8.6	$9.6	N/A	N/A
Amortizable intangible assets:(1)
Covenant not to compete	2.5	2.5	$2.1	$1.6
Customer relationships	1.4	1.4	0.3	0.3
Trademarks	—	0.5	—	0.4

(1)	Amortizable intangible assets are included in “Other Assets”

The Company recorded amortization expense of $0.6 million for the year ended December 31, 2009 and $0.5 million for each of the years ended December 31, 2008 and 2007. The Company expects to record amortization expense for its existing intangible assets of approximately $0.5 million for 2010, approximately $0.1 million in each year 2011 through 2014, and in total, approximately $0.5 million thereafter.

4.	ALLOWANCE FOR DOUBTFUL ACCOUNTS

The allowance for doubtful accounts as of December 31, 2009, 2008 and 2007 consisted of the following (in millions):

	2009	2008	2007

Balance at beginning of year	$1.4	$0.8	$0.8
Provision charged to expense	0.8	2.0	0.8
Write-offs, less recoveries	(1.5)	(1.4)	(0.8)

Balance at end of year	$0.7	$1.4	$0.8

The Company recorded bad debt expense of 0.2%, 0.3% and 0.1% of net sales in 2009, 2008 and 2007, respectively.

5.	LONG-TERM DEBT

Debt as of December 31, 2009 and 2008 consisted of the following (in millions):

	2009	2008

Revolving credit facility	$34.6	$23.5
Other obligations	0.8	0.6

Total debt	35.4	24.1
Less current portion	0.6	0.4

Long-term debt	$34.8	$23.7

Credit Agreement — The Company has a five-year, $120.0 million asset based senior secured revolving credit facility (“credit facility”). The Company reduced the credit facility size from $160.0 million to $120.0 million in 2009. Borrowing availability under the credit facility is based on eligible accounts receivable, inventory and real estate. The real estate component of the borrowing base amortizes monthly over ten years on a straight-line basis. The Company must also pay a fee in the range of 0.25% to 0.32% per annum on the average daily-unused amount of the revolving credit commitment. The entire unpaid balance under the credit facility is due and payable on October 20, 2011, the maturity date of the credit agreement.

At December 31, 2009, under the credit facility the Company had revolving credit borrowings of $34.6 million outstanding at a weighted average interest rate of 1.92%, letters of credit outstanding totaling $6.1 million, primarily for health and workers’ compensation insurance, and $31.7 million of additional committed borrowing capacity. In addition, the Company had $0.8 million of capital lease and other obligations outstanding at December 31, 2009.

The borrowings under the Company credit facility are collateralized by substantially all of the Company’s assets and are subject to certain operating limitations applicable to a loan of this type, which, among other things, place limitations on indebtedness, liens, investments, mergers and acquisitions, dispositions of assets, cash dividends and transactions with affiliates. The financial covenant in the facility is limited to a fixed charge coverage ratio to be tested only when excess borrowing availability is less than $25.0 million and on a pro forma basis prior to consummation of certain significant business transactions outside the Company’s ordinary course of business.

The Company believes that cash generated from its operations and funds available under the credit facility will provide sufficient funds to meet its currently anticipated short-term and long-term liquidity and capital expenditure requirements. During 2009, the minimum fixed charged coverage ratio was not required to be tested as excess borrowing availability was greater than $25.0 million. However, if availability would have fallen below the $25.0 million threshold, the Company would not have met the minimum fixed charged coverage ratio, and the Company believes it will not achieve sufficient financial results necessary to satisfy this covenant if it were required to be tested. If the Company was unable to maintain excess borrowing availability of more than $25.0 million and was also unable to comply with this financial covenant, its lenders would have the right, but not the obligation, to terminate the loan commitments and accelerate the repayment of the entire amount outstanding under the credit facility. The lenders also could foreclose on the Company’s assets that secure its credit facility. In that event, the Company would be forced to seek alternative sources of financing, which may not be available on terms acceptable to it, or at all.

Maturities — At December 31, 2009, the aggregate scheduled maturities of debt are as follows (in millions):

2010	$0.6
2011	34.6
2012	—
2013	0.1
2014	—
Thereafter	0.1

Total	$35.4

The fair value of long-term debt, as calculated using the aggregate cash flows from principal and interest payments over the life of the debt, was approximately $34.3 million and $24.4 million at December 31, 2009 and 2008, respectively, based upon a discounted cash flow analysis using current market interest rates.

6.	PREFERRED SHARE PURCHASE RIGHTS

In December 1999, the Company adopted a Shareholder Rights Plan. The rights terminated on December 6, 2009. The Company has authorized 5.0 million shares of $0.01 par value preferred stock, of which 250,000 shares have been designated as Series A Junior Participating Preferred Stock.

7.	OTHER CURRENT LIABILITIES

The Company has other current liabilities at December 31, 2009 and December 31, 2008 of $12.4 million and $14.4 million, respectively. Liabilities for self-insurance accruals were $2.0 million and $3.3 million and amounts due for incentive programs were $2.0 million and $3.2 million at December 31, 2009 and 2008, respectively. The amounts are included in “Other accrued liabilities” on the balance sheet.

8.	COMMITMENTS AND CONTINGENCIES

The Company leases certain of its vehicles, equipment and distribution facilities from various third parties with non-cancelable operating leases with various terms. Certain leases contain renewal or purchase options. Future minimum payments, by year, and in the aggregate, under these leases with initial terms of one year or more consisted of the following at December 31, 2009 (in millions):

	Non-
	Cancelable	Minimum
	Operating	Sublease
	Leases	Income	Net

2010	$13.9	$(1.7)	$12.2
2011	12.4	(1.5)	10.9
2012	10.2	(1.3)	8.9
2013	6.7	(1.2)	5.5
2014	5.1	(0.9)	4.2
Thereafter	9.8	(0.6)	9.2

Total minimum lease payments	$58.1	$(7.2)	$50.9

Operating lease obligations expire in varying amounts through 2020. Rental expense for all operating leases was $17.0 million, $20.7 million and $23.6 million in 2009, 2008 and 2007, respectively.

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

In 1995, Huttig was identified as a potentially responsible party in connection with the clean up of contamination at a formerly owned property in Montana that was used for the manufacture of wood windows. Huttig is voluntarily remediating this property under the oversight of and in cooperation with the Montana Department of Environmental Quality (Montana DEQ) and is complying with a 1995 unilateral administrative order of the Montana DEQ to complete a remedial investigation and feasibility study. The remedial investigation was completed and approved in 1998 by the Montana DEQ, which has issued its final risk assessment of this property. In March 2003, the Montana DEQ approved Huttig’s work plan for conducting a feasibility study to evaluate alternatives for cleanup. In July 2004, the Company submitted the feasibility study report, which evaluated several potential remedies, including continuation and enhancement of remedial measures already in place and operating. Huttig also submitted plans for testing a newer technology that could effectively remediate the site. The Montana DEQ approved these plans and a pilot test of the remediation technology was completed in July 2007. The Montana DEQ is in the process of reviewing the results of the pilot test. After evaluating the results of the pilot test, the Montana DEQ will comment on the feasibility study report and its recommended remedy, and then will select a final remedy, publish a record of decision and negotiate with Huttig for an administrative order of consent on the implementation of the final remedy. Huttig spent less than $0.2 million on remediation costs at this site in each of the years ended December 31, 2009 and 2008. The annual level of future remediation expenditures is difficult to estimate because of the uncertainty relating to the final remedy to be selected by the Montana DEQ. As of December 31, 2009, the Company has accrued $0.6 million for future costs of remediating this site, which management believes represents a reasonable estimate, based on current facts and circumstances, of the currently expected costs of remediation. Until the Montana DEQ selects a final remedy, however, management cannot estimate the top of the range of loss or cost to Huttig of the final remediation order.

Huttig had been identified as a potentially responsible party in connection with the clean up of petroleum hydrocarbons and PCP contamination at a formerly owned facility in Prineville, Oregon. The Company has been voluntarily remediating this property under the oversight of the Oregon Department of Environmental Quality (Oregon DEQ). In the fourth quarter of 2009, the Company received a no further action letter from the Oregon DEQ. At December 31, 2009, Huttig had less than $0.1 million accrued to cover the anticipated costs associated with the final Oregon DEQ remedy.

In addition, some of the Company’s current and former distribution centers are located in areas of current or former industrial activity where environmental contamination may have occurred, and for which it, among others, could be held responsible. The Company currently believes that there are no material environmental liabilities at any of its distribution center locations.

The Company accrues expenses for contingencies when it is probable that an asset has been impaired or a liability has been incurred and management can reasonably estimate the expense. Contingencies for which the Company has made accruals include environmental, product liability and other legal matters. It is possible, however, that future results of operations for any particular quarter or annual period and the Company’s financial condition could be materially affected by changes in assumptions or other circumstances related to these matters.

9.	EMPLOYEE BENEFIT PLANS

Defined Benefit Plans — The Company participates in several multi-employer pension plans that provide benefits to certain employees under collective bargaining agreements. Total contributions to these plans were $0.6 million, $0.7 million and $0.7 million in 2009, 2008 and 2007, respectively.

Defined Contribution Plans — The Company sponsors a qualified defined contribution plan covering substantially all its employees. The plan provides for Company matching contributions based upon a percentage of the employee’s voluntary contributions. The Company suspended the matching contributions effective January 2009. The Company’s matching contributions were $1.0 million and $1.3 million for the years ended December 31, 2008 and 2007, respectively.

The Company has established a nonqualified deferred compensation plan to allow for the deferral of employee voluntary contributions that are limited under the Company’s existing qualified defined contribution plan. The plan provides for deferral of up to 44% of an employee’s total compensation and matching contributions based upon a percentage of the employee’s voluntary contributions. The Company’s matching contributions to this plan were $0.0 million in 2009 and less than $0.1 million in each of 2008 and 2007.

10.	STOCK AND INCENTIVE COMPENSATION PLANS

2005 Executive Incentive Compensation Plan

In 2005, the Company’s Board of Directors adopted, and the Company’s stockholders approved the 2005 Executive Incentive Compensation Plan under which incentive awards of up to 675,000 shares of common stock may be granted. In 2007, this Plan was amended to increase the number of shares that may be granted by 750,000 shares, to 1,425,000. In 2009, this Plan was further amended to increase the number of shares that may be granted by 2,000,000 shares, to 3,425,000. In addition, upon adoption of this Plan, no further awards may be issued under either the 1999 Stock Incentive Plan or the 2001 Stock Incentive Plan; however, shares forfeited under those plans are available for subsequent issuance under this Plan. The Plan allows the Company to grant awards to key employees, including restricted stock awards and stock options, subject primarily to the requirement of continued employment. The awards for this Plan are available for grant over a ten-year period unless terminated earlier by the Board of Directors. No options were issued in 2009, 2008 or 2007. In 2009, the Company granted 698,500 shares of restricted stock at an average market value of $0.42. In 2008, the Company granted 389,750 shares of restricted stock, net of forfeitures, at an average market value of $3.95. In 2007, the Company granted 223,500 shares of restricted stock, net of forfeitures, at an average market value of $6.31. The restricted shares generally vest ratably over three years, however, 74,915 shares of restricted stock granted in February 2006 vested 50% on each of December 31, 2006 and December 31, 2007. The unearned compensation is being amortized to expense over the respective vesting periods. No monetary consideration is paid by employees who receive restricted stock. Restricted stock can be granted with or without performance restrictions.

2005 Non-Employee Directors’ Restricted Stock Plan

In 2005, the Company’s Board of Directors adopted and the Company’s stockholders approved the 2005 Non-employee Directors’ Restricted Stock Plan providing for awards of restricted stock and restricted stock units to directors who are not employees of the Company. This Plan replaced the 1999 Non-Employee Director Restricted Stock Plan. This Plan authorizes the granting of awards of up to 75,000 shares of stock. In 2009, this Plan was amended to increase the number of shares that may be granted by 200,000 shares, to 275,000. The awards for this plan are available for grant over a ten-year period unless terminated earlier by the Board of Directors. In 2009, no shares were granted under this Plan. In 2008, the Company granted 27,648 restricted stock units at a market value of $2.39 per unit. In 2007, the Company granted 19,845 restricted stock units at a market value of $6.81 per unit. The 2008 grant of restricted stock units vested on the date of the 2009 annual shareholders’ meeting. The 2007 grant of restricted stock units vested on the date of the 2008 annual shareholders’ meeting. A portion of restricted stock units granted in 2006 vested on the date of the 2006 annual shareholders’ meeting and a portion vested on the date of the 2007 annual shareholders’ meeting. The total market value of the awards granted was recorded as unearned compensation in additional paid-in capital line of Shareholders’ Equity.

EVA Incentive Compensation Plan

The Company’s EVA Incentive Compensation Plan is intended to maximize shareholder value by aligning management’s interests with those of shareholders by rewarding management for sustainable and continuous improvement in operating results. No expense was recorded under this plan in 2009, 2008 and 2007.

Accounting For Stock-Based Compensation

The Company recognized approximately $0.9 million in non-cash stock compensation expense with no tax benefits for restricted stock awards in 2009. The Company recognized approximately $1.3 million, or $1.1 million, net of tax effects, in non-cash stock-based compensation expense for 2008, comprised of stock options ($0.1 million) and restricted stock awards ($1.2 million). The Company recognized approximately $1.6 million, or $1.0 million, net of tax effects, in non-cash stock-based compensation expense for 2007, comprised of stock options ($0.3 million) and restricted stock awards ($1.3 million). Cash received from the exercise of stock options in 2008 and 2007 was $0.4 million and $0.6 million, respectively.

At December 31, 2009, the Company had 2,408,712 shares available under all of the stock compensation plans. On January 26, 2010, the Company issued 893,750 restricted shares.

Stock Options

The fair value of each option award is estimated as of the date of grant using the Black-Scholes option pricing model. The Company has not granted stock options in 2009, 2008 or 2007.

The following table summarizes the stock option transactions pursuant to the Company’s stock incentive plans for the three years ended December 31, 2009:

					Average
		Weighted	Average	Aggregate	Remaining	Unrecognized
		Average	Remaining	Intrinsic	Vesting	Compensation
	Shares	Exercise Price	Contractual	Value	Period	Expense
	(000’s)	Per Share	Term (Years)	(000’s)	(Months)	(000’s)

Outstanding at January 1, 2007	1,224	$5.49
Granted	—	—
Exercised	(208)	2.69
Forfeited	(121)	8.57

Outstanding at December 31, 2007	895	5.72
Granted	—	—
Exercised	(170)	2.30
Forfeited	(260)	5.56

Outstanding at December 31, 2008	465	7.06
Granted	—	—
Exercised	—	—
Forfeited	(73)	8.15

Outstanding at December 31, 2009	392	$6.85	3.4	—	—	$—

Exercisable at December 31, 2009	392	$6.85	3.4	—	N/A	N/A

The following table summarizes information about stock options outstanding at December 31, 2009:

	Options Outstanding
		Weighted Average		Options Exercisable
	Number	Remaining		Number
Range of	Outstanding	Contractual Life	Weighted Average	Exercisable	Weighted Average
Exercise Price	(000’s)	(Years)	Exercise Price	(000’s)	Exercise Price

$2.98	10	3.6	$2.98	10	$2.98
$4.29 — $4.40	140	0.4	4.30	140	4.30
$7.23	93	4.3	7.23	93	7.23
$8.69 — $8.78	88	6.1	8.78	88	8.78
$9.12 — $10.09	61	5.3	10.01	61	10.01

Total	392	3.4	$6.85	392	$6.85

Restricted Stock and Restricted Stock Units

The following summary presents the information regarding the restricted stock and restricted stock units for the three years ended December 31, 2009:

					Average
		Weighted	Average	Aggregate	Remaining	Unrecognized
		Average	Remaining	Intrinsic	Vesting	Compensation
	Shares	Grant Date	Contractual	Value	Period	Expense
	(000’s)	Fair Value	Term (Years)	(ooo’s)	(Months)	(ooo’s)

Outstanding at January 1, 2007	210	$9.15
Granted	262	6.12
Restricted stock vested	(93)	9.16
Forfeited	(37)	7.98

Outstanding at December 31, 2007	342	6.95
Granted	480	3.86
Restricted stock vested	(132)	7.41
Forfeited	(92)	5.08

Outstanding at December 31, 2008	598	4.73
Granted	699	0.42
Restricted stock vested	(209)	4.95
Forfeited	(92)	1.52

Outstanding at December 31, 2009	996	$1.96	8.7	$722	12	$819

Restricted stock units vested at
December 31, 2009	60	$5.70	7.3	$44	N/A	N/A

11.	INCOME TAXES

The provision for income taxes, relating to continuing operations, is composed of the following (in millions):

	2009	2008	2007

Current:
U.S. Federal tax (benefit)	$(3.9)	$—	$(4.1)
State and local tax	—	0.1	0.1

Total current	(3.9)	0.1	(4.0)

Deferred:
U.S. Federal tax (benefit)	1.0	(4.1)	0.3
State and local tax	0.1	—	—

Total deferred	1.1	(4.1)	0.3

Total income tax (benefit)	$(2.8)	$(4.0)	$(3.7)

A reconciliation of income taxes based on the application of the statutory federal income tax rate to income taxes as set forth in the consolidated statements of operations follows:

	2009	2008	2007

Federal statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in taxes resulting from:
State and local taxes	2.0	1.8	7.4
Contingency accrual adjustment	(0.2)	0.2	0.8
Valuation allowance adjustment	(24.1)	(23.3)	(7.6)
Nondeductible items	(0.3)	(3.4)	(3.6)
Other, net	—	(0.1)	(0.4)

Effective income tax rate	12.4%	10.2%	31.6%

In 2009, 2008 and 2007, the Company recorded a loss from continuing operations before income taxes of $22.6 million, $39.2 million and $11.7 million, respectively. The Company carried a portion of its 2008 losses back to amend previous years’ returns and recorded a receivable at December 31, 2009 of $3.1 million as a result of the Worker, Homeownership, and Business Assistance Act of 2009. The Company was able to carry back substantially all of the losses in 2007 to previous years’ returns. The loss before continuing operations in 2009 and the balance of the losses of 2008 cannot be carried back to an open year with taxable income and as such, the Company has recorded additional valuation allowances of $5.5 million and $8.7 million for 2009 and 2008, respectively.

Deferred income taxes at December 31, 2009 and 2008 are comprised of the following (in millions):

	2009		2008
	Assets	Liabilities	Assets	Liabilities

Accelerated depreciation	$0.8	$—	$1.6	$—
Goodwill	1.3	—	1.1	—
Employee benefits related	1.4	—	1.6	—
Inventories	1.1	—	2.2	—
LIFO	—	8.9	—	9.5
Insurance related	0.8	—	1.2	—
Other accrued liabilities	1.2	—	1.2	—
Accounts receivables	0.5	—	0.6	—
Income tax loss carryforwards	22.2	—	16.1	—
Other	0.1	0.5	0.3	0.5

Gross deferred tax assets and liabilities	29.4	9.4	25.9	10.0
Valuation allowance	(20.0)	—	(14.8)	—

Total	$9.4	$9.4	$11.1	$10.0

Huttig has gross deferred tax assets of $29.4 million and a valuation allowance of $20.0 million netting to deferred tax assets of $9.4 million at December 31, 2009. The Company has deferred tax liabilities of $9.4 million at December 31, 2009. These liabilities reverse in the same periods and jurisdictions as the deferred tax assets. The deferred tax liabilities enable the Company to partially utilize the deferred tax assets at December 31, 2009 and the balance is covered by the Company’s valuation allowance. The Company is not relying on future pre-tax income at December 31, 2009 to support the utilization of the deferred tax assets.

The Company has both federal and state tax loss carryforwards reflected above. The Company’s federal tax loss carryforwards of approximately $42.6 million will begin to expire in 2028. The state tax loss carryforwards have expiration dates extending out to 2028. The total deferred income tax assets (liabilities) as presented in the accompanying consolidated balance sheets are as follows (in millions):

	2009	2008

Net current deferred taxes	$(8.2)	$(6.9)
Net long-term deferred taxes	8.2	8.0

At the beginning of 2007, Huttig had approximately $0.4 million of unrecognized tax benefits, all of which, if recognized, would affect the effective income tax rate in future periods. As of December 31, 2009, there have been no material changes to the liabilities for uncertain tax positions. The Company does not expect any significant increases or decreases to its unrecognized tax benefits within 12 months of this reporting date.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	2009	2008

Beginning Balance	$0.3	$0.3
Additions	0.1	—
Lapse of statute of limitations	(0.1)	—

Ending Balance	$0.3	$0.3

The Company has $0.3 million of unrecognized tax benefits at December 31, 2009 and 2008 and $0.1 million of accrued interest related to uncertain tax positions included in “Other non-current liabilities” at December 31, 2009 and 2008.

Huttig is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through 2005. Open tax years related to state jurisdictions remain subject to examination but are not considered material.

12.	BASIC AND DILUTED NET LOSS PER SHARE

The following table sets forth the computation of net loss per basic and diluted share (net loss amounts in millions, share amounts in thousands, per share amounts in dollars):

	2009	2008	2007

Net loss available to common shareholders
Net loss from continuing operations	$(19.8)	$(35.2)	$(8.0)
Net loss from discontinued operations	(0.7)	(0.2)	(0.2)

Net loss (numerator)	$(20.5)	$(35.4)	$(8.2)

Weighted average number of basic and diluted shares outstanding (denominator)	21,190	20,923	20,570

Net loss per share — Basic and Diluted
Net loss from continuing operations	$(0.94)	$(1.68)	$(0.39)
Net loss from discontinued operations	(0.03)	(0.01)	(0.01)

Net loss	$(0.97)	$(1.69)	$(0.40)

At December 31, 2009, 2008 and 2007, all outstanding stock options and all non-vested restricted shares were anti-dilutive. Anti-dilutive shares were not included in the computations of diluted loss per share amounts in 2009, 2008 and 2007.

13.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table provides selected consolidated financial information from continuing operations on a quarterly basis for each quarter of 2009 and 2008. The Company’s business is seasonal and particularly sensitive to weather conditions. Interim amounts are therefore subject to significant fluctuations (in millions, except per share data).

	First	Second	Third	Fourth	Full
	Quarter	Quarter	Quarter	Quarter	Year

2009
Net sales	$100.0	$119.9	$131.4	$103.9	$455.2
Gross profit	15.8	21.6	25.3	21.4	84.1
Operating loss	(12.8)	(5.6)	(0.5)	(2.2)	(21.1)
Net income (loss) from continuing operations	(13.7)	(5.9)	(1.0)	0.8	(19.8)
Net income (loss) from discontinued operations	(0.6)	(0.1)	(0.1)	0.1	(0.7)
Net income (loss) per share — Diluted
Net income (loss) from continuing operations	$(0.65)	$(0.28)	$(0.05)	$0.03	$(0.94)
Net loss from discontinued operations	(0.03)	—	—	—	(0.03)

Net income (loss)	$(0.68)	$(0.28)	$(0.05)	$0.03	$(0.97)

2008
Net sales	$166.8	$195.4	$182.8	$126.0	$671.0
Gross profit	32.1	36.7	33.0	20.6	122.4
Operating loss	(13.3)	(2.8)	(6.2)	(14.3)	(36.6)
Net loss from continuing operations	(9.8)	(2.4)	(7.7)	(15.3)	(35.2)
Net loss from discontinued operations	—	(0.1)	—	(0.1)	(0.2)
Net loss per share — Diluted
Net loss from continuing operations	$(0.47)	$(0.11)	$(0.37)	$(0.73)	$(1.68)
Net loss from discontinued operations	—	(0.01)	—	—	(0.01)

Net loss	$(0.47)	$(0.12)	$(0.37)	$(0.73)	$(1.69)

14.	DISCONTINUED OPERATIONS

Huttig sold its mouldings manufacturer, American Pine Products in August of 2004, and its one-step branches in three separate transactions in August and December of 2004, and in February of 2005. These operations are accounted for as discontinued operations. The discontinued operations of the Company had no sales in 2009, 2008 and 2007. A loss from discontinued operations, net of taxes, of $0.7 million, $0.2 million and $0.2 million was recorded in 2009, 2008 and 2007, respectively.

15.	BRANCH CLOSURES AND OTHER SEVERANCE

In 2009, the Company closed its Atlanta, Georgia, Anchorage, Alaska and Indianapolis, Indiana branch operations. The Company recorded $1.4 million in operating charges from the closures in the caption “Operating expenses” on its consolidated statements of operations for 2009. In addition, the Company recorded a $0.9 million LIFO inventory liquidation benefit which was partially offset by a $0.6 million net write down of inventory. The net result of $0.3 million is recorded in the caption “Cost of sales” on its consolidated statements of operations for 2009.

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

The Company had $0.9 million in accruals related to severance and the remaining building lease rentals that will be paid out over the terms of the various leases through 2015 recorded in the caption “Accrued compensation” and “Other accrued liabilities” on its consolidated balance sheets at December 31, 2009 and 2008.

Branch Closure Reserve and Other Severance (in millions)

		Operating
	Inventory	Expenses	Total

January 1, 2007	$—	$1.2	$1.2
Branch closures and other severance	1.5	4.2	5.7
Amount paid/utilized	(1.5)	(3.6)	(5.1)

Balance December 31, 2007	—	1.8	1.8
Branch closures and other severance	1.0	2.1	3.1
Amount paid/utilized	(1.0)	(3.0)	(4.0)

Balance December 31, 2008	—	0.9	0.9
Branch closures and other severance	(0.3)	1.4	1.1
Amount paid/utilized	0.3	(1.4)	(1.1)

Balance December 31, 2009	$—	$0.9	$0.9

ITEM 9 —	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A —	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures — The Company, under the supervision and with the participation of our Disclosure Committee and management, including our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective as of December 31, 2009 in all material respects in (a) causing information required to be disclosed by us in reports that we file or submit under the Securities and Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (b) causing such information to be accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control on financial reporting during the Company’s fiscal fourth quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management’s Report on Internal Control Over Financial Reporting — The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of Huttig Building Products, Inc.’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

ITEM 9B —	OTHER INFORMATION

None.

PART III

ITEM 10 —	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding executive officers and directors of Huttig is set forth in the Company’s definitive proxy statement for its 2010 Annual Meeting of Stockholders (the “2010 Proxy Statement”) under the caption “Executive Officers” and “Election of Directors”, respectively, and is incorporated herein by reference. Information regarding Section 16(a) beneficial ownership reporting compliance is set forth in the 2010 Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

The information regarding the Company’s “audit committee financial expert” and identification of the members of the Audit Committee of the Company’s Board of Directors is set forth in the 2010 Proxy Statement under the caption “Board Committees” and is incorporated herein by reference.

The Company adopted a Code of Business Conduct and Ethics applicable to all directors and employees, including the principal executive officer and the principal financial and accounting officer. The Code of Business Conduct and Ethics is available on the Company’s website at www.huttig.com. The contents of the Company’s website are not part of this Annual Report. Stockholders may request a free copy of the Code of Business Conduct and Ethics from:

Huttig Building Products, Inc.
Attention: Corporate Secretary
555 Maryville University Dr.
Suite 400
St. Louis, Missouri 63141
(314) 216-2600

The Company intends to post on its website any amendments to, or waivers from, its Code of Business Conduct and Ethics within two days of any such amendment or waiver.

ITEM 11 —	EXECUTIVE COMPENSATION

The information required by Item 11 is set forth in the 2010 Proxy Statement under the captions “Board of Directors and Committees of the Board of Directors,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Report on Executive Compensation by the Management Organization and Compensation Committee of the Company” and is incorporated herein by reference.

ITEM 12 —	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except as set forth below, the information required by Item 12 is set forth in the 2010 Proxy Statement under the captions “Beneficial Ownership of Common Stock by Directors and Management” and “Principal Stockholders of the Company,” and is incorporated herein by reference.

Equity Compensation Plan Information

The following table presents information, as of December 31, 2009, for equity compensation plans under which Huttig’s equity securities are authorized for issuance.

				Number of Securities
				Remaining Available for
	Number of Securities			Future Issuance Under
	to be Issued upon		Weighted-Average	Equity Compensation
	Exercise of		Exercise Price of	Plans (Excluding
	Outstanding Options,		Outstanding Options,	Securities Reflected in
	Warrants and Rights		Warrants and Rights	Column)
Plan Category	(a)		(b)	(c)

Equity compensation plans approved by security holders	312,380		$6.67	208,712	(1)
Equity compensation plans not approved by security holders(2)	140,000	(3)	$4.30	2,200,000

Total	452,380		$5.94	2,408,712

(1)	To the extent such shares are not issued pursuant to future option grants, 208,712 of such shares are available for issuance in the form of awards of restricted stock under the Company’s 2005 Executive Incentive Compensation Plan and 3 of such shares are available for awards under the Company’s 2005 Non-Employee Director Restricted Stock Plan.

(2)	Includes written option agreements providing for option grants to certain of the Company’s non-employee directors (see footnote (3) below).

(3)	Includes options to purchase 100,000 shares at a per share price of $4.29 granted on January 24, 2000 to Mr. Evans, a director of the Company. Includes options to purchase 20,000 shares at a per share exercise price of $4.34 granted on January 22, 2001 to each of Messrs. Bigelow and Forté both of whom are directors of the Company. All of these options have vested in full.

ITEM 13 —	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is set forth in the 2010 Proxy Statement under the caption “Certain Relationships and Related Transactions and Director Independence,” and is incorporated herein by reference.

ITEM 14 —	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is set forth in the 2010 Proxy Statement under the caption “Principal Accounting Firm Services and Fees,” and is incorporated herein by reference.

PART IV

ITEM 15 —	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

1. Financial Statements:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2009 and 2008
Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December
31, 2009, 2008 and 2007
Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007
Notes to Consolidated Financial Statements

2. Exhibits:

Exhibit Index

3.1	Restated Certificate of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to the Form 10 filed with the Commission on September 21, 1999.)
3.2	Amended and Restated Bylaws of the Company as amended as of September 26, 2007. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 28, 2007.)
4.1	Rights Agreement dated December 6, 1999 between the Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent. (Incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (the “1999 Form 10-K”).)
4.2	Amendment No. 1 to Rights Agreement between the Company and ChaseMellon Shareholders Services, L.L.C. (Incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.)
4.3	Amendment No. 2 to Rights Agreement, dated February 25, 2005, by and between the Company and Mellon Investor Services LLC, as Rights Agent (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 3, 2005.)
4.4	Amendment No. 3 to Rights Agreement, dated April 14, 2005, by and between the Company and Mellon Investor Services LLC, as Rights Agent (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 18, 2005.)

4.5		Certificate of Designations of Series A Junior Participating Preferred Stock of the Company. (Incorporated by reference to Exhibit 4.6 to the 1999 Form 10-K.)
4.6		Credit Agreement dated as of October 20, 2006 among the Company, Huttig, Inc. and Huttig Texas Limited Partnership, the other credit parties signatory thereto, the lenders signatory thereto, General Electric Capital Corporation, as agent lender, GE Capital Financial, Inc., as an L/C issuer and the other lenders signatory thereto from time to time (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2006.)
10.1		Tax Allocation Agreement by and between Crane and the Company dated December 16, 1999. (Incorporated by reference to Exhibit 10.1 to the 1999 Form 10-K.)
10.2		Employee Matters Agreement between Crane and the Company dated December 16, 1999. (Incorporated by reference to Exhibit 10.2 to the 1999 Form 10-K.)
*10	.3	1999 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.5 to Amendment No. 4 to the Form 10 filed with the Commission on December 6, 1999.)
*10	.4	Form of Stock Option Agreement under the Company’s 1999 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.6 to the 1999 Form 10-K.)
*10	.5	Amended and Restated 2001 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.)
*10	.6	Form of Stock Option Agreement under the Company’s 2001 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (the “2001 Form 10-K”).)
*10	.7	Form of Indemnification Agreement for Executive Officers and Directors. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 4, 2005.)
10.8		Registration Rights Agreement by and between The Rugby Group PLC and the Company dated December 16, 1999. (Incorporated by reference to Exhibit 10.14 to the 1999 Form 10-K.)
10.9		Letter Agreement dated August 20, 2001 between the Company and The Rugby Group Limited. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 29, 2001)
10.10		Master Supply Agreement, dated August 2, 2004, between the Company and Woodgrain Millwork, Inc. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004)+
10.11		Joint Defense Agreement dated January 19, 2005, between the Company and The Rugby Group Ltd. and Rugby IPD Corp (Incorporated herein by reference to Exhibit 10.29 to the 2004 Form 10-K)+
*10	.12	Amendment No. 1 to 1999 Stock Incentive Plan (Incorporated by reference to Exhibit 10.35 to the Company’s Form 10-K/A (Amendment No. 1) filed with the Commission on August 8, 2005)
*10	.13	Amendment No. 1 to Amended and Restated 2001 Stock Incentive Plan (Incorporated by reference to Exhibit 10.36 to the Company’s Form 10-K/A (Amendment No. 1) filed with the Commission on August 8, 2005)
*10	.14	EVA Incentive Compensation Plan (as amended effective January 1, 2004) (Incorporated by reference to Exhibit 10.38 to the Company’s Form 10-K/A (Amendment No. 2) filed with the Commission on October 17, 2005)
*10	.15	2005 Executive Incentive Compensation Plan, Second Amendment and Restatement Effective December 8, 2009 (Incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 Registration Statement filed with the Commission on January 26, 2010)
*10	.16	2005 Nonemployee Directors’ Restricted Stock Plan, As Amended and Restated Effective December 8, 2009 (Incorporated by reference to Exhibit 4.2 to the Company’s Form S-8 Registration Statement filed with the Commission on January 26, 2010)

*10	.17	Form of Restricted Stock Agreement under 2005 Executive Incentive Compensation Plan (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2005)
*10	.18	Form of Stock Option Agreement under 2005 Executive Compensation Plan (Incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2005)
*10	.19	Form of Restricted Stock Unit Agreement under the 2005 Nonemployee Directors’ Restricted Stock Plan (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)
*10	.20	EVA Executive Incentive Plan for the year 2006 (Incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.)
*10	.21	Form of 2006 Amended and Restated Change of Control Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2006)
*10	.22	Executive Agreement dated December 4, 2006 between Jon P. Vrabely and the Company (Incorporated herein by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.)
*10	.23	Deferred Compensation Plan — 2008 Restatement (Incorporated herein by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)
*10	.24	Amended and Restated Executive Agreement between Huttig Building Products, Inc. and Jon Vrabely effective as of June 24, 2008 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2008)
*10	.25	Offer Letter dated June 24, 2009 from the Company to Philip W. Keipp (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on July 2, 2009)
*10	.26	Amendment No. 1 to Amended and Restated Executive Agreement between the Company and Jon P. Vrabely effective September 28, 2009 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009)
*10	.27	Form of Letter Amendment to Change in Control Agreements (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009)
*10	.28	Compensation arrangements for certain named executive officers
*10	.29	Compensation arrangements with outside directors
21.1		Subsidiaries
23.1		Consent of KPMG LLP, independent registered public accounting firm
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement.

+	Certain portions of this Exhibit have been omitted based on an order granting confidential treatment under the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUTTIG BUILDING PRODUCTS, INC.

By:	/s/ Jon P. Vrabely
President and Chief Executive Officer

Date: February 25, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jon P. Vrabely Jon P. Vrabely	President, Chief Executive Officer and Director (Principal Executive Officer)	February 25 2010

/s/ Philip W. Keipp Philip W. Keipp	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 25, 2010

/s/ R. S. Evans R. S. Evans	Chairman of the Board	February 25, 2010

/s/ E. Thayer Bigelow E. Thayer Bigelow	Director	February 25, 2010

/s/ Richard S. Forté Richard S. Forté	Director	February 25, 2010

/s/ Donald L. Glass Donald L. Glass	Director	February 25, 2010

/s/ J. Keith Matheney J. Keith Matheney	Director	February 23, 2010

/s/ Delbert H. Tanner Delbert H. Tanner	Director	February 25, 2010

/s/ Steven A. Wise Steven A. Wise	Director	February 25, 2010

Shareholder Information

Corporate Headquarters
555 Maryville University Drive
Suite 400
St. Louis, MO 63141
314-216-2600
314-216-2601 (fax)

Stock Listing
Huttig Building Products, Inc. common stock is traded over the counter under the symbol HBPI.PK

Shareholder Services
Shareholders, interested investors, financial analysts and others may obtain a copy of the Company’s SEC filings by contacting Investor Relations at 314-216-2600 or visiting the Company’s website at www.huttig.com

Transfer Agent
Computershare
250 Royall Street
Canton, MA 02021-1011
800-622-6757
www.computershare.com

Independent Auditors
KPMG LLP
10 South Broadway
Suite 900
St. Louis, MO 63102

The Annual Meeting of Shareholders
April 19, 2010 2:30 PM (ET)
Crane Company
100 First Stamford Place
Stamford, CT 05902
Board Of Directors

R. S. Evans
Chairman of the Board
Executive Committee
Nominating & Governance Committee (Chairman)

E. Thayer Bigelow
Audit Committee
Management Organization & Compensation Committee (Chairman)
Nominating & Governance Committee

Richard S. Forté
Audit Committee
Nominating & Governance Committee

Donald L. Glass
Management Organization & Compensation Committee
Nominating & Governance Committee

J. Keith Matheney
Audit Committee (Chairman)

Delbert H. Tanner
Executive Committee
Management Organization & Compensation Committee

Jon P. Vrabely
Executive Committee (Chairman)

Steven A. Wise
Board Member
Executive Officers

Jon P. Vrabely
President &
Chief Executive Officer

Philip W. Keipp
Vice President and
Chief Financial Officer

Richard A. Baltz
Vice President
Internal Audit

Gregory W. Gurley
Vice President
Marketing & Product Management

Brian D. Robinson
Vice President
Chief Information Officer

Operational Officers

Robert J. Pearce
Vice President
Eastern Region

Rick P. Richardson
Vice President
Western Region

Certifications

The Chief Executive Officer and Chief Financial Officer filed certifications with the SEC regarding the quality of our public disclosure. These certifications can be found as Exhibits 31.1 and 31.2 to our Form 10-K for the fiscal year ended December 31, 2009.