Form 10-Q
period 2010-03-31
HUTTIG BUILDING PRODUCTS INC
filed 2010-04-15
CIK 1093082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐     No ☑
     The number of shares of Common Stock outstanding on March 31, 2010 was 22,979,676 shares.

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED
(In Millions, Except Share and Per Share Data)

	Three Months Ended
	March 31,
	2010	2009
Net sales	$103.5	$100.0
Cost of sales	84.3	84.2

Gross margin	19.2	15.8
Operating expenses	25.5	29.4
Gain on disposal of capital assets	—	(0.8)

Operating loss	(6.3)	(12.8)
Interest expense, net	0.3	0.4

Loss from continuing operations before income taxes	(6.6)	(13.2)
Provision for income taxes	—	0.5

Loss from continuing operations	(6.6)	(13.7)
Income (loss) from discontinued operations, net of taxes	0.8	(0.6)

Net loss	$(5.8)	$(14.3)

Net loss from continuing operations per share — basic and diluted	$(0.31)	$(0.65)
Net income (loss) from discontinued operations per share — basic and diluted	0.04	(0.03)

Net loss per share — basic and diluted	$(0.27)	$(0.68)

Basic shares outstanding	21,440,631	21,104,972
Diluted shares outstanding	21,695,446	21,104,972
See notes to unaudited consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Millions)

	March 31,	December 31,	March 31,
	2010	2009	2009
	(unaudited)		(unaudited)
ASSETS
CURRENT ASSETS:
Cash and equivalents	$1.2	$1.3	$1.4
Trade accounts receivable, net	50.4	41.8	43.1
Inventories, net	51.9	45.1	49.8
Other current assets	4.2	7.8	4.3

Total current assets	107.7	96.0	98.6

PROPERTY, PLANT AND EQUIPMENT
Land	5.4	5.6	5.6
Building and improvements	24.6	29.2	29.2
Machinery and equipment	28.8	28.4	28.9

Gross property, plant and equipment	58.8	63.2	63.7
Less accumulated depreciation	38.6	42.3	40.4

Property, plant and equipment, net	20.2	20.9	23.3

OTHER ASSETS:
Goodwill, net	8.6	8.6	9.6
Other	2.3	2.5	3.1
Deferred income taxes	8.1	8.2	8.0

Total other assets	19.0	19.3	20.7

TOTAL ASSETS	$146.9	$136.2	$142.6

See notes to unaudited consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Millions, Except Share and Per Share Data)

	March 31,	December 31,	March 31,
	2010	2009	2009
	(unaudited)		(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$0.4	$0.6	$0.3
Trade accounts payable	35.9	25.9	31.4
Deferred income taxes	8.1	8.2	7.4
Accrued compensation	3.0	1.6	2.6
Other accrued liabilities	10.8	12.4	12.9

Total current liabilities	58.2	48.7	54.6

NON-CURRENT LIABILITIES:
Long-term debt, less current maturities	42.0	34.8	29.7
Other non-current liabilities	1.6	2.0	2.0

Total non-current liabilities	43.6	36.8	31.7

SHAREHOLDERS’ EQUITY
Preferred shares; $.01 par (5,000,000 shares authorized)	—	—	—
Common shares; $.01 par (50,000,000 shares authorized: 22,979,676, 22,088,509 and 22,025,134 shares issued at March 31, 2010, December 31, 2009 and March 31, 2009, respectively)	0.2	0.2	0.2
Additional paid-in capital	38.4	38.2	37.6
Retained earnings	6.5	12.3	18.5

Total shareholders’ equity	45.1	50.7	56.3

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$146.9	$136.2	$142.6

See notes to unaudited consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
UNAUDITED
(In Millions)

	Common Shares	Additional		Total
	Outstanding,	Paid-In	Retained	Shareholders’
	at Par Value	Capital	Earnings	Equity

Balance at January 1, 2010	$0.2	$38.2	$12.3	$50.7

Net loss			(5.8)	(5.8)

Comprehensive loss				(5.8)

Stock compensation		0.2		0.2

Balance at March 31, 2010	$0.2	$38.4	$6.5	$45.1

See notes to unaudited consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(In Millions)

	Three Months Ended
	March 31,
	2010	2009
Cash Flows From Operating Activities:
Net loss	$(5.8)	$(14.3)
Adjustments to reconcile net loss to net cash used in operating activities:
Net (income) loss from discontinued operations	(0.8)	0.6
Depreciation and amortization	0.9	1.1
Stock compensation	0.2	0.3
Impairment of long-lived assets	—	0.2
Gain on disposal of capital assets	—	(0.8)
Other adjustments	(0.3)	0.5
Changes in operating assets and liabilities:
Trade accounts receivable	(8.6)	(10.1)
Inventories	(6.8)	9.6
Trade accounts payable	10.0	7.9
Other	3.4	(3.0)

Total net cash used in operating activities	(7.8)	(8.0)

Cash Flows From Investing Activities:
Capital expenditures	(0.3)	(0.4)
Proceeds from disposition of capital assets	1.3	1.1

Total cash provided by investing activities	1.0	0.7

Cash Flows From Financing Activities:
Borrowings and payments of debt, net	6.7	5.9

Total cash provided by financing activities	6.7	5.9

Net decrease in cash and equivalents	(0.1)	(1.4)
Cash and equivalents, beginning of period	1.3	2.8

Cash and equivalents, end of period	$1.2	$1.4

Supplemental Disclosure of Cash Flow Information:
Interest paid	$0.3	$0.4
Income taxes refunded	3.1	—
Capital lease obligations	0.2	—
See notes to unaudited consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. BASIS OF PRESENTATION
The unaudited interim consolidated financial statements of Huttig Building Products, Inc. (the “Company” or “Huttig”) were prepared in accordance with U.S. generally accepted accounting principles and reflect all adjustments (including normal recurring accruals) which, in the opinion of management, are considered necessary for the fair presentation of the results for the periods presented. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
The consolidated results of operations and resulting cash flows for the interim periods presented are not necessarily indicative of the results that might be expected for the full year. Due to the seasonal nature of Huttig’s business, operating profitability is usually lower in the Company’s first and fourth quarters than in the second and third quarters.
2. STOCK-BASED EMPLOYEE COMPENSATION
The Company recognized $0.2 million and $0.3 million in non-cash stock-based compensation in the three months ended March 31, 2010 and 2009, respectively. During the first three months of 2010, the Company granted an aggregate of 893,750 shares of restricted stock at a combined weighted average fair market value of $0.66 per share under its 2005 Executive Incentive Compensation Plan. The restricted shares vest in three equal installments on the first, second and third anniversaries of the respective grant dates. The unearned compensation expense is being amortized into expense on a straight-line basis over the requisite service period for the entire award. As of March 31, 2010 and 2009, the total compensation expense not yet recognized related to all outstanding restricted stock/unit awards was approximately $1.2 million and $1.5 million, respectively.
3. DEBT
Debt consisted of the following (in millions):

	March 31,	December 31,	March 31,
	2010	2009	2009
Revolving credit facility	$41.6	$34.6	$29.4
Other obligations	0.8	0.8	0.6

Total debt	42.4	35.4	30.0
Less current portion	0.4	0.6	0.3

Long-term debt	$42.0	$34.8	$29.7

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
     At March 31, 2010, under the credit facility the Company had revolving credit borrowings of $41.6 million outstanding at a weighted average interest rate of 1.99%, letters of credit outstanding totaling $6.1 million, primarily for health and workers’ compensation insurance, and $41.4 million of additional committed borrowing capacity. In addition, the Company had $0.8 million of capital lease and other obligations outstanding at March 31, 2010.
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
     The Company believes that cash generated from its operations and funds available under the credit facility will provide sufficient funds to meet its currently anticipated short-term and long-term liquidity and capital expenditure requirements. In the first quarter of 2010, the minimum fixed charged coverage ratio was not required to be tested as excess borrowing availability was greater than $25.0 million. However, if availability would have fallen below the $25.0 million threshold, the Company would not have met the minimum fixed charged coverage ratio, and the Company believes it will not achieve sufficient financial results necessary to satisfy this covenant if it were required to be tested. If the Company was unable to maintain excess borrowing availability of more than $25.0 million and was also unable to comply with this financial covenant, its lenders would have the right, but not the obligation, to terminate the loan commitments and accelerate the repayment of the entire amount outstanding under the credit facility. The lenders also could foreclose on the Company’s assets that secure its credit facility. In that event, the Company would be forced to seek alternative sources of financing, which may not be available on terms acceptable to it, or at all.
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
     In 1995, Huttig was identified as a potentially responsible party in connection with the clean up of contamination at a formerly owned property in Montana that was used for the manufacture of wood windows. Huttig is voluntarily remediating this property under the oversight of and in cooperation with the Montana Department of Environmental Quality (Montana DEQ) and is complying with a 1995 unilateral administrative order of the Montana DEQ to complete a remedial investigation and feasibility study. The remedial investigation was completed and approved in 1998 by the Montana DEQ, which has issued its final risk assessment of this property. In March 2003, the Montana DEQ approved Huttig’s work plan for conducting a feasibility study to evaluate alternatives for cleanup. In July 2004, the Company submitted the feasibility study report, which evaluated several potential remedies, including continuation and enhancement of remedial measures already in place and operating. Huttig also submitted plans for testing a newer technology that could effectively remediate the site. The Montana DEQ approved these plans and a pilot test of the remediation technology was completed in July 2007. The Montana DEQ is in the process of reviewing the results of the pilot test. After evaluating the results of the pilot test, the Montana DEQ will comment on the feasibility study report and its recommended remedy, and then will select a final remedy, publish a record of decision and negotiate with Huttig for an administrative order of consent on the implementation of the final remedy. Huttig spent less than $0.1 million on remediation costs at this site in the three months ended March 31, 2010 and 2009. The annual level of future remediation expenditures is difficult to estimate because of the uncertainty relating to the final remedy to be selected by the Montana DEQ. As of March 31, 2010, the Company has accrued $0.7 million for future costs of remediating this site, which management believes represents a reasonable estimate, based on current facts and circumstances, of the currently expected costs of remediation. Until the Montana DEQ selects a final remedy, however, management cannot estimate the top of the range of loss or cost to Huttig of the final remediation order.
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

5. BASIC AND DILUTED SHARES
For the three months ended March 31, 2010 and 2009, all outstanding stock options and all non-vested restricted shares/units were anti-dilutive and, therefore, were not included in the computations of diluted income per share amounts for continuing operations, however, were included for discontinued operations. At March 31, 2010, the Company had 392,125 stock options and an aggregate of 1,573,652 shares of restricted stock and restricted stock units outstanding.
6. BRANCH CLOSURES AND OTHER SEVERANCE
No branch closure charges were recorded in the first three months of 2010. In the first three months of 2009, the Company recorded $0.7 million in charges related to branch closures. In the first three months of 2009, in connection with branch closures, the Company recorded a $0.9 million LIFO liquidation adjustment which was partially offset by a $0.5 million net write down of inventory. The net result of $0.4 million is included in “Cost of sales”. The Company also recorded $1.1 million of charges in “Operating expenses” related to branch closures in the first three months of 2009.
The Company had $0.9 million, $0.9 million and $1.8 million in accruals related to severance and remaining building lease obligations that will be paid out over the terms of the various leases at closed facilities through 2015 recorded in the caption “Accrued compensation” and “Other accrued liabilities” on its consolidated balance sheets at March 31, 2010, December 31, 2009 and March 31, 2009, respectively.
7. INCOME TAXES
Huttig recognized income tax expense of $0.0 and $0.5 million in the first three months of 2010 and 2009, respectively. The Company has gross deferred tax assets of $31.2 million and a valuation allowance of $22.1 million netting to deferred tax assets of $9.1 million at March 31, 2010. The Company has deferred tax liabilities of $9.1 million at March 31, 2010. These liabilities reverse in the same periods and jurisdictions as the deferred tax assets. The deferred tax liabilities enable the Company to partially utilize the deferred tax assets at March 31, 2010 and the balance is covered by the Company’s valuation allowance. The Company is not relying on future pre-tax income at March 31, 2010 to support the utilization of the deferred tax assets.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Huttig is a distributor of a broad array of building material products used principally in new residential construction and in home improvement, remodeling and repair. We distribute our products through 27 distribution centers serving 41 states and sell primarily to building materials dealers, national buying groups, home centers, and industrial users, including makers of manufactured homes.
The following table sets forth our sales from continuing operations, by product classification as a percentage of total sales:

	Three Months Ended March 31,
	2010	2009
Millwork(1)	50%	48%
General Building Products(2)	40%	42%
Wood Products(3)	10%	10%

Total Net Product Sales	100%	100%

(1)	Millwork includes exterior and interior doors, pre-hung door units, windows, patio doors, mouldings, frames, stair parts and columns.

(2)	General building products include composite decking, connectors, fasteners, housewrap, roofing products, insulation and other miscellaneous building products.

(3)	Wood products include engineered wood products and other wood products, such as lumber and panels.
Industry Conditions
The prolonged downturn in the residential construction market has become one of the most severe housing downturns in U.S. history. The U.S. economy appears to be nearing the end of a recession although significant market challenges remain. Our sales depend heavily on the strength of local and national new residential construction, home improvement and remodeling markets. Beginning in 2006, our results of operations have been adversely affected by the severe downturn in new housing activity in the United States. While we expect the severe downturn in new residential construction to continue to adversely affect our operating results in 2010, the decline in annualized housing starts appears to have leveled off the past several quarters. We anticipate a slight increase in housing starts in 2010 versus 2009 based on the current level of housing activity and industry forecasts for 2010.
In reaction to the housing downturn, the Company has been restructuring its operations since the second quarter of 2006. Since then, the Company closed, consolidated or sold 20 distribution centers. Additionally, the Company reduced its workforce by approximately 1,200 with approximately 1,000 employees at March 31, 2010. We continue to review our operating expenses and implement cost savings actions. We believe that through our aggressive restructuring and cost control activities, we have mitigated the impact of the severe downturn in the housing market while providing a more scalable cost structure to support future growth opportunities.
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
Critical Accounting Policies
We prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles, which require management to make estimates and assumptions. Management bases these estimates and assumptions on historical results and known trends as well as management forecasts. Actual results could differ from these estimates and assumptions. See our Annual Report on Form 10-K for the year ended December 31, 2009 in Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies.”

Results of Operations
Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009
Net sales from continuing operations were $103.5 million in the first three months of 2010, which were $3.5 million, or approximately 3.5%, higher than 2009. This increase reflects recent signs of stabilization in the U.S. housing market coupled with continued focus on the Company’s sales initiatives.
Sales increased in all major product categories in 2010 from 2009 except building products. Millwork sales increased 7% in 2010 to $51.6 million. Building product sales decreased 3% in 2010 to $41.1 million. Wood products increased 13% to $10.8 million in 2010.
Gross margin increased approximately 22% to $19.2 million, or 18.6% of sales, in 2010 as compared to $15.8 million, or 15.8% of sales, in 2009. The 2009 gross margin reflects a $1.5 million lower of cost or market adjustment related to the decline in metal fastener inventory. This was offset by $0.4 million of valuation adjustments at closed branches, which consisted of a $0.9 million LIFO liquidation adjustment which was partially offset by a $0.5 million net write down of inventory. Excluding these adjustments, our gross margins were 16.9% in 2009. The remaining increase in margin in 2010 over 2009 was primarily due to increased profitability in certain building material products and wood products. The 2010 and 2009 gross margins were also negatively impacted by pricing pressure in the down housing market which may continue throughout 2010.
Operating expenses decreased $3.9 million to $25.5 million, or 24.6% of sales, in 2010, compared to $29.4 million, or 29.4% of sales, in 2009. Operating expenses for 2009 include $1.1 million of branch closure costs related to the shut down or consolidation of branches during the first three months of 2009. Excluding these 2009 charges, operating expenses decreased by $2.8 million in 2010, primarily due to lower employee headcount and a lower cost structure resulting from restructuring activities and continued cost control efforts.
Net interest expense was $0.3 million in 2010 compared to $0.4 million in 2009 primarily due to lower LIBOR-based borrowing rates in 2010 versus 2009. Additionally, we reduced the credit facility size from $160.0 million to $120.0 million in 2009 which reduced fees on our unused commitments.
In 2010, we did not recognize a tax benefit from the additional net operating losses generated as we have fully reserved all net operating loss carry-forwards. In 2009, we recorded tax expense of $0.5 million.
As a result of the foregoing factors, we incurred a loss from continuing operations of $6.6 million in 2010 as compared to a loss from continuing operations of $13.7 million in 2009.
Discontinued Operations
We recorded a $0.8 million after tax gain from discontinued operations primarily related to sale of a facility in the first quarter of 2010 compared to a $0.6 million after tax loss for a note receivable impairment and environmental and litigation expenses associated with previously reported discontinued operations in the 2009 period.

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009 (Continued)
Liquidity and Capital Resources
We depend on cash flow from operations and funds available under our revolving credit facility to finance seasonal working capital needs, capital expenditures and any acquisitions that we may undertake. Our working capital requirements are generally greatest in the second and third quarters, which reflect the seasonal nature of our business. The second and third quarters are also typically our strongest operating quarters, largely due to more favorable weather throughout many of our markets compared to the first and fourth quarters. We typically generate cash from working capital reductions in the fourth quarter of the year and build working capital during the first quarter in preparation for our second and third quarters. We also maintain significant inventories to meet rapid delivery requirements of our customers and to enable us to obtain favorable pricing, delivery and service terms with our suppliers. At March 31, 2010, December 31, 2009 and March 31, 2009, inventories constituted approximately 35%, 33% and 35% of our total assets, respectively. We also closely monitor operating expenses and inventory levels during seasonally affected periods and, to the extent possible, manage variable operating costs to minimize seasonal effects on our profitability.
Operations. Cash from operating activities increased by $0.2 million to a usage of $7.8 million in 2010, compared to a usage of $8.0 million in 2009. In 2010, our net loss decreased $8.5 million compared to 2009. Accounts receivable increased by $8.6 million during 2010 compared to an increase of $10.1 million a year ago. Days sales outstanding (“DSO”) increased by 5.1 days to 44.4 days at March 31, 2010 from 39.3 days at March 31, 2009 based on annualized first quarter sales and quarter end accounts receivable balances for the respective periods. The increase in DSO is primarily related to the timing of payments from one large credit worthy customer. Inventory increased by $6.8 million in 2010 compared to a decrease of $9.6 million in 2009. Our inventory turns increased to 7.0 turns in 2010 from 6.2 turns in 2009 based on annualized first quarter costs of goods sold and quarter end inventory balances for the respective periods. Management has made a concerted effort to reduce inventory carrying levels without reducing the range of products offered or service levels to our customers during this prolonged decline in the U.S. housing market. The increase in inventories in 2010 represents normal seasonal build whereas in 2009 we were able to reduce inventories throughout the first quarter. Accounts payable increased by $10.0 million during 2010 compared to a $7.9 million increase in the year ago period. The increase is primarily a result of an increase in inventory purchases in 2010 as we ready for the spring and summer construction season. Days payable outstanding increased to 38.9 days at March 31, 2010 from 34.0 days at March 31, 2009 based on annualized first quarter costs of goods sold and quarter end accounts payable balances for the respective periods. The Company also received a $3.1 million Federal income tax refund in 2010.
In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Act of 2010 became law. We are currently evaluating the impact, if any, on our future operating results.
Investing. In 2010, net cash provided from investing activities was $1.0 million, as compared to $0.7 million in 2009. In 2010 and 2009, the Company received proceeds of $1.3 million and $1.1 million, respectively, from the sale of capital assets primarily related to the sale of real estate from previously closed facilities in each period. The Company invested $0.3 million in machinery and equipment at various locations in 2010 compared to $0.4 million in 2009.
Financing. Cash provided from financing activities of $6.7 million in 2010 and $5.9 million in 2009 reflects net debt borrowings from our credit facility in each period.
Credit Agreement. At March 31, 2010, under our $120 million credit facility, we had revolving credit borrowings of $41.6 million outstanding at a weighted average interest rate of 1.99%, letters of credit outstanding totaling $6.1 million, primarily for health and workers’ compensation insurance and $41.4 million of additional committed borrowing capacity. In addition, we had $0.8 million of capital lease and other obligations outstanding at March 31, 2010.
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

We believe cash generated from our operations and funds available under our credit facility will provide sufficient funds to meet our currently anticipated short-term and long-term liquidity and capital expenditure requirements. During the first three months of 2010, the minimum fixed charged coverage ratio was not required to be tested as excess borrowing availability was greater than $25.0 million. However, if availability would have fallen below the $25.0 million threshold, we would not have met the minimum fixed charged coverage ratio, and we believe we will not achieve sufficient financial results necessary to satisfy this covenant if it were required to be tested. If we are unable to maintain excess borrowing availability of more than $25.0 million and are also unable to comply with this financial covenant, our lenders would have the right, but not the obligation, to terminate the loan commitments and accelerate the repayment of the entire amount outstanding under the credit facility. The lenders also could foreclose on our assets that secure our credit facility. In that event, we would be forced to seek alternative sources of financing, which may not be available on terms acceptable to us, or at all.
Off-Balance Sheet Arrangements
In addition to funds available from operating cash flows and our credit facility as described above, we use operating leases as a principal off-balance sheet financing technique. Operating leases are employed as an alternative to purchasing certain property, plant and equipment. See our Annual Report on Form 10-K for the year ended December 31, 2009 in Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Commitments and Contingencies.”
Contingencies
We carry insurance policies on insurable risks with coverage and other terms that it believes to be appropriate. We generally have self-insured retention limits and have obtained fully insured layers of coverage above such self-insured retention limits. Accruals for self-insurance losses are made based on claims experience. Liabilities for existing and unreported claims are accrued for when it is probable that future costs will be incurred and can be reasonably estimated.
In 1995, we were identified as a potentially responsible party in connection with the clean up of contamination at a formerly owned property in Montana that was used for the manufacture of wood windows. We are voluntarily remediating this property under the oversight of and in cooperation with the Montana Department of Environmental Quality (Montana DEQ) and are complying with a 1995 unilateral administrative order of the Montana DEQ to complete a remedial investigation and feasibility study. The remedial investigation was completed and approved in 1998 by the Montana DEQ, which has issued its final risk assessment of this property. In March 2003, the Montana DEQ approved Huttig’s work plan for conducting a feasibility study to evaluate alternatives for cleanup. In July 2004, we submitted the feasibility study report, which evaluated several potential remedies, including continuation and enhancement of remedial measures already in place and operating. Huttig also submitted plans for testing a newer technology that could effectively remediate the site. The Montana DEQ approved these plans and a pilot test of the remediation technology was completed in July 2007. The Montana DEQ is in the process of reviewing the results of the pilot test. After evaluating the results of the pilot test, the Montana DEQ will comment on the feasibility study report and its recommended remedy, and then will select a final remedy, publish a record of decision and negotiate with us for an administrative order of consent on the implementation of the final remedy. We spent less than $0.1 million on remediation costs at this site in the three months ended March 31, 2010 and 2009. The annual level of future remediation expenditures is difficult to estimate because of the uncertainty relating to the final remedy to be selected by the Montana DEQ. As of March 31, 2010, the Company has accrued $0.7 million for future costs of remediating this site, which management believes represents a reasonable estimate, based on current facts and circumstances, of the currently expected costs of remediation. Until the Montana DEQ selects a final remedy, however, management cannot estimate the top of the range of loss or cost to Huttig of the final remediation order.
In addition, some of our current and former distribution centers are located in areas of current or former industrial activity where environmental contamination may have occurred, and for which it, among others, could be held responsible. We currently believe that there are no material environmental liabilities at any of its distribution center locations.
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

Cautionary Statement
Certain statements in this Quarterly Report on Form 10-Q contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements regarding:
•	our belief that we will not achieve sufficient financial results to satisfy the financial covenant under our credit facility if it were required to be tested;

•	our belief that there are no material environmental liabilities at any of our distribution center locations;

•	our expectation that the severe downturn in new residential construction will continue to adversely affect our operating results;

•	our belief that the decline of housing starts is leveling;

•	our belief that it is more likely than not we will generate sufficient taxable income to realize the benefits of the net deferred tax assets existing at March 31, 2010;

•	our expectation that the pricing pressure in the down housing market may continue through the remainder of 2010;

•	our belief that cash generated from our operations and funds available under our credit facility will provide sufficient funds to meet our currently anticipated short-term liquidity and long-term liquidity and capital expenditure requirements;

•	our belief that we have the product offerings, warehouse and support facilities, personnel, systems infrastructure and financial and competitive resources necessary for continued business success;

•	our liquidity and exposure to market risk; and

•	cyclical and seasonal trends.
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
These statements present management’s expectations, beliefs, plans and objectives regarding our future business and financial performance. These forward-looking statements are based on current projections, estimates, assumptions and judgments, and involve known and unknown risks and uncertainties. There are a number of factors that could cause our actual results to differ materially from those expressed or implied in the forward-looking statements. These factors include, but are not limited to, the following:
•	the strength of the national and local new residential construction and home improvement and remodeling markets, which in turn depend on factors such as:
•	interest rates;

•	immigration patterns;

•	unemployment rates;

•	job and household formation;

•	household prices;

•	tax policy;

•	regional demographics;

•	employment levels;

•	availability of credit;

•	inventory levels of new and existing homes for sale;

•	prices of wood and steel-based products; and

•	consumer confidence;
•	the level of competition in our industry;

•	our relationships with suppliers of the products we distribute;

•	our ability to comply with availability requirements and the financial covenant under our revolving credit facility;

•	the financial condition and credit worthiness of our customers;

•	fluctuation in prices of wood and steel-based products;

•	fuel cost;

•	cyclical and seasonal trends;

•	costs of complying with laws and regulations including environmental and recent healthcare reform, the effects of which on the Company remain under review;

•	our exposure to product liability claims;

•	our ability to attract and retain key personnel;

•	risk of losses associated with accidents;

•	costs of complying with federal and state transportation regulations, as well as fluctuations in the cost of fuel; and

•	accuracy of our assumptions underlying our projections of future taxable income, including available tax planning strategies.
We disclaim any obligation to publicly update or revise any of these forward-looking statements.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have exposure to market risk as it relates to effects of changes in interest rates. We had debt outstanding at March 31, 2010 under our credit facility of $41.6 million.
All of our debt under our revolving credit facility accrues interest at a floating rate basis. If market interest rates for LIBOR had been different by an average of 1% for the three months ended March 31, 2010, our interest expense and income before taxes would have changed by $0.1 million. These amounts are determined by considering the impact of the hypothetical interest rates on our borrowing cost. This analysis does not consider the effects of any change in the overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management may take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our financial structure.
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
ITEM 4 — CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures — The Company, under the supervision and with the participation of our Disclosure Committee and management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of March 31, 2010 in all material respects in (a) causing information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (b) causing such information to be accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control of Financial Reporting — There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS
See Note 4 — Contingencies of the Notes to Consolidated Financial Statements (unaudited) in Item 1 for information on legal proceedings in which the Company is involved. See also Part I, Item 3-“Legal Proceedings” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
ITEM 6 — EXHIBITS

Exhibit
Number	Description

3.1	Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Form 10 filed with the Securities and Exchange Commission on September 21, 1999).

3.2	Amended and Restated Bylaws of the Company (as of September 26, 2007) (Incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the Securities and Exchange Commission on September 28, 2007).

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUTTIG BUILDING PRODUCTS, INC.
/s/ Jon P. Vrabely
Date: April 15, 2010	Jon P. Vrabely
President and Chief Executive Officer (Principal Executive Officer)

HUTTIG BUILDING PRODUCTS, INC.
/s/ Philip W. Keipp
Date: April 15, 2010	Philip W. Keipp
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.