Form 10-Q
period 2010-06-30
HUTTIG BUILDING PRODUCTS INC
filed 2010-07-28
CIK 1093082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of Common Stock outstanding on June 30, 2010 was 22,952,343 shares.

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED
(In Millions, Except Share and Per Share Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net sales	$133.9	$119.9	$237.4	$219.9
Cost of sales	109.2	98.3	193.5	182.5

Gross margin	24.7	21.6	43.9	37.4
Operating expenses	26.5	26.2	52.0	55.6
Goodwill impairment	—	1.0	—	1.0
Gain on disposal of capital assets	—	—	—	(0.8)

Operating loss	(1.8)	(5.6)	(8.1)	(18.4)
Interest expense, net	0.5	0.4	0.8	0.8

Loss from continuing operations before income taxes	(2.3)	(6.0)	(8.9)	(19.2)
(Benefit) provision for income taxes	—	(0.1)	—	0.4

Loss from continuing operations	(2.3)	(5.9)	(8.9)	(19.6)
(Loss) income from discontinued operations, net of taxes	—	(0.1)	0.8	(0.7)

Net loss	$(2.3)	$(6.0)	$(8.1)	$(20.3)

Net loss from continuing operations per share — basic and diluted	$(0.11)	$(0.28)	$(0.41)	$(0.93)
Net income (loss) from discontinued operations per share — basic and diluted	—	—	0.03	(0.03)

Net loss per share — basic and diluted	$(0.11)	$(0.28)	$(0.38)	$(0.96)

Weighted average shares outstanding:
Basic shares outstanding -continiuing and discontinued operations	21,553,539	21,203,293	21,497,299	21,166,433
Diluted shares outstanding- continuing operations	21,553,539	21,203,293	21,497,299	21,166,433
Diluted shares outstanding-discontinued operations	21,553,539	21,203,293	22,142,335	21,166,433

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Millions)

	June 30,	December 31,	June 30,
	2010	2009	2009
	(unaudited)		(unaudited)
ASSETS
CURRENT ASSETS:
Cash and equivalents	$1.9	$1.3	$4.2
Trade accounts receivable	57.6	41.8	47.0
Inventories	61.5	45.1	50.0
Other current assets	4.8	7.8	4.5

Total current assets	125.8	96.0	105.7

PROPERTY, PLANT AND EQUIPMENT
Land	5.4	5.6	5.6
Building and improvements	24.7	29.2	29.3
Machinery and equipment	29.0	28.4	28.5

Gross property, plant and equipment	59.1	63.2	63.4
Less accumulated depreciation	39.4	42.3	40.9

Property, plant and equipment, net	19.7	20.9	22.5

OTHER ASSETS:
Goodwill	8.6	8.6	8.6
Other	2.0	2.5	2.8
Deferred income taxes	8.0	8.2	8.1

Total other assets	18.6	19.3	19.5

TOTAL ASSETS	$164.1	$136.2	$147.7

See notes to unaudited condensed consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Millions, Except Share and Per Share Data)

	June 30,	December 31,	June 30,
	2010	2009	2009
	(unaudited)		(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$0.1	$0.6	$0.2
Trade accounts payable	43.5	25.9	38.8
Deferred income taxes	8.0	8.2	7.5
Accrued compensation	4.1	1.6	3.1
Other accrued liabilities	11.4	12.4	12.7

Total current liabilities	67.1	48.7	62.3

NON-CURRENT LIABILITIES:
Long-term debt, less current maturities	52.5	34.8	32.2
Other non-current liabilities	1.5	2.0	2.7

Total non-current liabilities	54.0	36.8	34.9

SHAREHOLDERS’ EQUITY
Preferred shares; $.01 par (5,000,000 shares authorized)	—	—	—
Common shares; $.01 par (50,000,000 shares authorized: 22,952,343; 22,088,509 and 21,969,424 shares issued at June 30, 2010, December 31, 2009 and June 30, 2009, respectively)	0.2	0.2	0.2
Additional paid-in capital	38.6	38.2	37.8
Retained earnings	4.2	12.3	12.5

Total shareholders’ equity	43.0	50.7	50.5

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$164.1	$136.2	$147.7

See notes to unaudited condensed consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(In Millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Cash Flows From Operating Activities:
Net loss	$(2.3)	$(6.0)	$(8.1)	$(20.3)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Net (income) loss from discontinued operations	—	0.1	(0.8)	0.7
Depreciation and amortization	1.0	1.2	1.9	2.3
Stock based compensation	0.2	0.2	0.4	0.5
Impairment of long-lived assets	—	1.0	—	1.2
Gain on disposal of capital assets	—	—	—	(0.8)
Other adjustments	0.1	0.6	(0.2)	1.1
Changes in operating assets and liabilities:
Trade accounts receivable	(7.2)	(3.9)	(15.8)	(14.0)
Inventories	(9.6)	(0.2)	(16.4)	9.4
Trade accounts payable	7.6	7.4	17.6	15.3
Other	0.9	(0.1)	4.3	(3.1)

Total net cash provided by (used in) operating activities	(9.3)	0.3	(17.1)	(7.7)

Cash Flows From Investing Activities:
Capital expenditures	(0.2)	(0.1)	(0.5)	(0.5)
Proceeds from disposition of capital assets	—	0.2	1.3	1.3

Total cash provided by (used in) investing activities	(0.2)	0.1	0.8	0.8

Cash Flows From Financing Activities:
Borrowings and payments of debt, net	10.2	2.4	16.9	8.3

Total cash provided by financing activities	10.2	2.4	16.9	8.3

Net increase in cash and equivalents	0.7	2.8	0.6	1.4
Cash and equivalents, beginning of period	1.2	1.4	1.3	2.8

Cash and equivalents, end of period	$1.9	$4.2	$1.9	$4.2

Supplemental Disclosure of Cash Flow Information:
Interest paid	$0.3	$0.4	$0.6	$0.8
Income taxes (paid) refunded	(0.1)	—	3.0	—
Capital lease obligations	—	—	0.2	—

See notes to unaudited condensed consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. BASIS OF PRESENTATION
The unaudited interim condensed consolidated financial statements of Huttig Building Products, Inc. (the “Company” or “Huttig”) were prepared in accordance with U.S. generally accepted accounting principles and reflect all adjustments (including normal recurring accruals) which, in the opinion of management, are considered necessary for the fair presentation of the results for the periods presented. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
The condensed consolidated results of operations and resulting cash flows for the interim periods presented are not necessarily indicative of the results that might be expected for the full year. Due to the seasonal nature of Huttig’s business, operating profitability is usually lower in the Company’s first and fourth quarters than in the second and third quarters.
2. COMPREHENSIVE INCOME
Comprehensive income refers to net income adjusted by gains and losses that in conformity with U.S. GAAP are excluded from net income. Other comprehensive items are amounts that are included in stockholders’ equity in the condensed consolidated balance sheets. Comprehensive net loss is equal to net loss, respectively, for all periods presented.
3. DEBT
Debt consisted of the following (in millions):

	June 30,	December 31,	June 30,
	2010	2009	2009
Revolving credit facility	$52.2	$34.6	$32.0
Other obligations	0.4	0.8	0.4

Total debt	52.6	35.4	32.4
Less current portion	0.1	0.6	0.2

Long-term debt	$52.5	$34.8	$32.2

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
     At June 30, 2010, under the credit facility the Company had revolving credit borrowings of $52.2 million outstanding at a weighted average interest rate of 1.76%, letters of credit outstanding totaling $6.1 million, primarily for health and workers’ compensation insurance, and $44.8 million of additional committed borrowing capacity. In addition, the Company had $0.4 million of capital lease and other obligations outstanding at June 30, 2010.
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
     The Company believes that cash generated from its operations and funds available under the credit facility will provide sufficient funds to meet its currently anticipated short-term and long-term liquidity and capital expenditure requirements. In the first six months of 2010, the minimum fixed charged coverage ratio was not required to be tested as excess borrowing availability was greater than $25.0 million. However, if availability would have fallen below the $25.0 million threshold, the Company would not have met the minimum fixed charged coverage ratio, and the Company believes it will not achieve sufficient financial results necessary to satisfy this covenant if it were required to be tested. If the Company was unable to maintain excess borrowing availability of more than $25.0 million and was also unable to comply with this financial covenant, its lenders would have the right, but not the obligation, to terminate the loan commitments and accelerate the repayment of the entire amount outstanding under the credit facility. The lenders could also foreclose on the Company’s assets that secure its credit facility. In that event, the Company would be forced to seek alternative sources of financing, which may not be available on terms acceptable to it, or at all.
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
     In 1995, Huttig was identified as a potentially responsible party in connection with the clean up of contamination at a formerly owned property in Montana that was used for the manufacture of wood windows. Huttig is voluntarily remediating this property under the oversight of and in cooperation with the Montana Department of Environmental Quality (“Montana DEQ”) and is complying with a 1995 unilateral administrative order of the Montana DEQ to complete a remedial investigation and feasibility study. The remedial investigation was completed and approved in 1998 by the Montana DEQ, which has issued its final risk assessment of this property. In March 2003, the Montana DEQ approved Huttig’s work plan for conducting a feasibility study to evaluate alternatives for cleanup. In July 2004, the Company submitted the feasibility study report, which evaluated several potential remedies, including continuation and enhancement of remedial measures already in place and operating. Huttig also submitted plans for testing a newer technology that could effectively remediate the site. The Montana DEQ approved these plans and a pilot test of the remediation technology was completed in July 2007. The Montana DEQ is in the process of reviewing the results of the pilot test. After evaluating the results of the pilot test, the Montana DEQ will comment on the feasibility study report and its recommended remedy, and then will select a final remedy, publish a record of decision and negotiate with Huttig for an administrative order of consent on the implementation of the final remedy. Huttig spent less than $0.3 million on remediation costs at this site during each of the six months ended June 30, 2010 and 2009. The annual level of future remediation expenditures is difficult to estimate because of the uncertainty relating to the final remedy to be selected by the Montana DEQ. As of June 30, 2010, the Company has accrued $0.7 million in “Other non-current liabilities” for future costs of remediating this site, which management believes represents a reasonable estimate, based on current facts and circumstances, of the currently expected costs of remediation. Until the Montana DEQ selects a final remedy, however, management cannot estimate the top of the range of loss or cost to Huttig of the final remediation order.
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

5. BASIC AND DILUTED SHARES
For the three and six months ended June 30, 2010 and 2009, all outstanding stock options and all non-vested restricted shares/units were anti-dilutive and, therefore, were not included in the computations of diluted income per share amounts for continuing operations; however, they were included for discontinued operations. At June 30, 2010, the Company had 285,125 stock options and an aggregate of 1,563,074 shares of restricted stock and restricted stock units outstanding.
6. BRANCH CLOSURES AND OTHER SEVERANCE
Branch closure charges of $0.1 million were recorded in the first six months of 2010 for previously closed branches. In the first six months of 2009, the Company recorded $1.2 million in charges related to branch closures in “Operating expenses”. In the first half of 2009, in connection with branch closures, the Company recorded a $0.9 million LIFO liquidation adjustment which was partially offset by a $0.5 million net write down of inventory. The net benefit of $0.4 million is included in “Cost of sales”.
The Company had $0.9 million, $0.9 million and $1.3 million in accruals related to severance and remaining building lease obligations that will be paid out over the terms of the various leases at closed facilities through 2015 recorded in the caption “Accrued compensation” and “Other accrued liabilities” on its condensed consolidated balance sheets at June 30, 2010, December 31, 2009 and June 30, 2009, respectively.
7. INCOME TAXES
Huttig recognized income tax expense of $0.0 and $0.4 million in the first six months of 2010 and 2009, respectively. The Company has gross deferred tax assets of $31.8 million and a valuation allowance of $22.8 million netting to deferred tax assets of $9.0 million at June 30, 2010. After classifying $1.0 million of short-term deferred tax assets with short-term deferred tax liabilities, the Company has current net deferred tax liabilities of $8.0 million at June 30, 2010. The Company expects its deferred tax liabilities to be settled with utilization of its deferred tax assets. The deferred tax liabilities enable the Company to partially utilize the deferred tax assets at June 30, 2010 and the balance is covered by the Company’s valuation allowance. The Company is not relying on future pre-tax income at June 30, 2010 to support the utilization of the deferred tax assets.
8. STOCK-BASED EMPLOYEE COMPENSATION
The Company recognized $0.4 million and $0.5 million in non-cash stock-based compensation in the six months ended June 30, 2010 and 2009, respectively. During the first six months of 2010, the Company granted an aggregate of 966,250 shares of restricted stock and restricted stock units at a combined weighted average fair market value of $0.70 per share under its 2005 Executive Incentive Compensation Plan and 2005 Non-Employee Directors’ Restricted Stock Plan. The restricted shares (913,750) vest in three equal installments on the first, second and third anniversaries of the respective grant dates. The restricted stock units (52,500) vest on the date of the 2011 annual meeting. The unearned compensation expense is being amortized into expense on a straight-line basis over the requisite service period for the entire award. As of June 30, 2010 and 2009, the total compensation expense not yet recognized related to all outstanding restricted stock/unit awards was approximately $0.9 million and $1.2 million, respectively.

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
The following table sets forth our sales from continuing operations, by product classification as a percentage of total sales:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Millwork(1)	46%	42%	48%	45%
General Building Products(2)	43%	49%	41%	46%
Wood Products(3)	11%	9%	11%	9%

Total Net Product Sales	100%	100%	100%	100%

(1)	Millwork includes exterior and interior doors, pre-hung door units, windows, patio doors, mouldings, frames, stair parts and columns.

(2)	General building products include composite decking, connectors, fasteners, housewrap, roofing products, insulation and other miscellaneous building products.

(3)	Wood products include engineered wood products and other wood products, such as lumber and panels.
Industry Conditions
The prolonged downturn in the residential construction market has become one of the most severe housing downturns in U.S. history with significant challenges remaining for the U.S. economy. Our sales depend heavily on the strength of local and national new residential construction, home improvement and remodeling markets. Beginning in 2006, our results of operations have been adversely affected by the severe downturn in new housing activity in the United States. While we expect the severe downturn in new residential construction to continue to adversely affect our operating results in 2010, the decline in annualized housing starts appears to have leveled off in the past several quarters. Further, total housing starts actually increased in the first half of 2010 as compared to 2009, though future starts could be negatively impacted by the expiration of the home buyer tax credit on April 30, 2010.
In reaction to the housing downturn, the Company has been restructuring its operations since the second quarter of 2006. Since then, the Company closed, consolidated or sold 20 distribution centers. Additionally, the Company reduced its workforce by approximately 1,200 with approximately 1,000 employees at June 30, 2010. We continue to review our operating expenses and implement cost savings actions. We believe that through our aggressive restructuring and cost control activities, we have mitigated the impact of the severe downturn in the housing market while providing a more scalable cost structure to support future growth opportunities.
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
Critical Accounting Policies
We prepare our condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles, which require management to make estimates and assumptions. Management bases these estimates and assumptions on historical results and known trends as well as management forecasts. Actual results could differ from these estimates and assumptions. See our Annual Report on Form 10-K for the year ended December 31, 2009 in Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies.”

Results of Operations
Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009
Net sales from continuing operations were $133.9 million in 2010, which were $14.0 million, or approximately 11.7%, higher than 2009. This increase reflects recent signs of stabilization in the U.S. housing market spurred by the home buyer tax credit, which expired on April 30, 2010, coupled with a continued focus on the Company’s sales initiatives.
Sales increased in all major product categories in 2010 from 2009 except building products. Millwork sales increased 22% in 2010 to $61.7 million. Building product sales decreased 2% in 2010 to $57.4 million. Wood products sales increased 35% to $14.8 million in 2010.
Gross margin increased approximately 14% to $24.7 million, or 18.4% of sales, in 2010 as compared to $21.6 million, or 18.0% of sales, in 2009. The increase in gross margin percentage in 2010 over 2009 was primarily due to increased margins in the building materials category from sales of certain commodity products. The 2010 and 2009 gross margins were negatively impacted by pricing pressure in the down housing market which may continue throughout 2010.
Operating expenses increased $0.3 million to $26.5 million, or 19.8% of sales, in 2010, compared to $26.2 million, or 21.9% of sales, in 2009. Operating expenses increased primarily due to higher variable costs from increased sales volume in 2010 compared to 2009. Operating expenses as a percentage of sales decreased as a result of a lower cost structure resulting from previous restructuring activities and continued cost control efforts.
During the second quarter of 2009, we determined that based on a further decline in actual and forecasted operating results at certain of our reporting units, an interim test for goodwill impairment was necessary for the impacted units. In determining if there was impairment, we first compared the fair value of the reporting unit (calculated by discounting projected cash flows and earnings multiples) to the carrying value. Because the carrying value of certain reporting units exceeded the fair value, we allocated the fair value to the assets and liabilities of the units and determined that the fair value of the implied goodwill was lower than what was recorded. Accordingly, a goodwill impairment charge of $1.0 million was recorded for these reporting units in the Condensed Consolidated Statements of Operations. A prolonged continuation of the current downturn and any future unanticipated downturns in the markets we serve could result in further goodwill impairment charges in future periods.
Net interest expense was $0.5 million in 2010, compared to $0.4 million in 2009, primarily due to higher debt levels partially offset by lower LIBOR-based borrowing rates in 2010 versus 2009. Additionally, we reduced the credit facility size from $160.0 million to $120.0 million in 2009, which reduced fees on our unused commitments.
We did not recognize a tax benefit from the additional net operating losses generated as we have fully reserved all net operating loss carry-forwards in 2010. In 2009, we recorded a tax benefit of $0.1 million.
As a result of the foregoing factors, we incurred a loss from continuing operations of $2.3 million in 2010 as compared to a loss from continuing operations of $5.9 million in 2009.
Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009
Net sales from continuing operations were $237.4 million in 2010, which were $17.5 million, or approximately 8.0%, higher than 2009. This increase reflects recent signs of stabilization in the U.S. housing market spurred by the home buyer tax credit, which expired on April 30, 2010, coupled with a continued focus on the Company’s sales initiatives.
Sales increased in all major product categories in 2010 from 2009 except building products. Millwork sales increased 15% in 2010 to $113.3 million. Building product sales decreased 2% in 2010 to $98.5 million. Wood products increased 24% to $25.6 million in 2010.
Gross margin increased approximately 17% to $43.9 million, or 18.5% of sales, in 2010 as compared to $37.4 million, or 17.0% of sales, in 2009. The gross margin for 2009 reflects a benefit of $0.9 million LIFO liquidation adjustment due to branch closures, which was partially offset by a $0.5 million net write down of inventory at closed branches. These items favorably impacted 2009 gross margin percentage by 0.2%. The increase in margin in 2010 over 2009 was primarily due to increased profitability in certain building material and wood products. The 2010 and 2009 gross margins were negatively impacted by pricing pressure in the down housing market which may continue throughout 2010.

Operating expenses decreased $3.6 million to $52.0 million, or 21.9% of sales, in 2010, compared to $55.6 million, or 25.3% of sales, in 2009. Operating expenses for 2009 include $1.2 million of branch closure costs related to the shut down or consolidation of branches during 2009. Excluding these 2009 charges, operating expenses decreased by $2.4 million in 2010, primarily due to lower employee headcount and a lower cost structure resulting from restructuring activities and continued cost control efforts offset by higher variable costs due to increased sales volume in 2010 compared to 2009.
During the first six months of 2009, we determined that based on a further decline in actual and forecasted operating results at certain of our reporting units, an interim test for goodwill impairment was necessary for the impacted units. In determining if there was impairment, we first compared the fair value of the reporting unit (calculated by discounting projected cash flows and earnings multiples) to the carrying value. Because the carrying value of certain reporting units exceeded the fair value, we allocated the fair value to the assets and liabilities of the units and determined that the fair value of the implied goodwill was lower than what was recorded. Accordingly, a goodwill impairment charge of $1.0 million was recorded for these reporting units in the Condensed Consolidated Statements of Operations. A prolonged continuation of the current downturn and any future unanticipated downturns in the markets we serve could result in further goodwill impairment charges in future periods.
Net interest expense was $0.8 million in 2010 and in 2009, as increased borrowing levels were offset by lower LIBOR-based borrowing rates in 2010 versus 2009. Additionally, we reduced the credit facility size from $160.0 million to $120.0 million in 2009 which reduced fees on our unused commitments.
We did not recognize a tax benefit from the additional net operating losses generated as we have fully reserved all net operating loss carry-forwards in 2010. In 2009, we recorded tax expense of $0.4 million.
As a result of the foregoing factors, we incurred a loss from continuing operations of $8.9 million in 2010 as compared to a loss from continuing operations of $19.6 million in 2009.
Discontinued Operations
We recorded a $0.8 million after tax gain from discontinued operations primarily related to sale of a facility in the first quarter of 2010, compared to a $0.7 million after tax loss for a note receivable impairment and environmental and litigation expenses associated with previously reported discontinued operations in the 2009 period.
Liquidity and Capital Resources
We depend on cash flow from operations and funds available under our revolving credit facility to finance seasonal working capital needs, capital expenditures and any acquisitions that we may undertake. Our working capital requirements are generally greatest in the second and third quarters, which reflect the seasonal nature of our business. The second and third quarters are also typically our strongest operating quarters, largely due to more favorable weather throughout many of our markets compared to the first and fourth quarters. We typically generate cash from working capital reductions in the fourth quarter of the year and build working capital during the first quarter in preparation for our second and third quarters. We also maintain significant inventories to meet rapid delivery requirements of our customers and to enable us to obtain favorable pricing, delivery and service terms with our suppliers. At June 30, 2010, December 31, 2009 and June 30, 2009, inventories constituted approximately 37%, 33% and 34% of our total assets, respectively. We also closely monitor operating expenses and inventory levels during seasonally affected periods and, to the extent possible, manage variable operating costs to minimize seasonal effects on our profitability.
Operations. Cash used in operating activities increased by $9.4 million to $17.1 million in 2010, compared to a usage of $7.7 million in 2009. In 2010, our net loss decreased $12.2 million compared to 2009. Accounts receivable increased by $15.8 million during 2010, compared to an increase of $14.0 million a year ago. Days sales outstanding (“DSO”) increased to 39.3 days at June 30, 2010 from 35.8 days at June 30, 2009 based on annualized second quarter sales and quarter end accounts receivable balances for the respective periods. Management does not believe the increase in DSO is indicative of significant increased credit risk. Inventory increased by $16.4 million in 2010 compared to a decrease of $9.4 million in 2009. Our inventory turns decreased to 7.7 turns in 2010 from 7.9 turns in 2009 based on annualized second quarter costs of goods sold and average inventory balances for the respective quarters. Management has made a concerted effort to reduce inventory carrying levels without reducing the range of products offered or service levels to our customers during this prolonged decline in the U.S. housing market. The increase in inventories in 2010 represents normal seasonal build whereas in 2009 we were able to reduce inventories throughout the first half of the year. Accounts payable increased by $17.6 million during 2010, compared to a $15.3 million increase in the year ago period. The increase is primarily a result of an increase in inventory purchases in 2010. Days payable outstanding increased to 36.3 days at June 30, 2010 from 36.0 days at June 30, 2009 based on annualized first quarter costs of goods sold and quarter end accounts payable balances for the respective periods. The Company also received a $3.1 million Federal income tax refund in 2010.
In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Act of 2010 became law. We are currently evaluating the impact, if any, on our future operating results.
Investing. In 2010 and 2009, net cash provided from investing activities was $0.8 million. In 2010 and 2009, the Company received proceeds of $1.3 million, from the sale of capital assets primarily related to the sale of real estate from previously closed facilities in each period. The $1.3 million proceeds received in 2010 related to assets sold from discontinued operations. The Company invested $0.5 million in machinery and equipment at various locations in 2010 and 2009.
Financing. Cash provided from financing activities of $16.9 million in 2010 and $8.3 million in 2009 reflects net debt borrowings from our credit facility in each period.
Credit Agreement. At June 30, 2010, under our $120 million credit facility, we had revolving credit borrowings of $52.2 million outstanding at a weighted average interest rate of 1.76%, letters of credit outstanding totaling $6.1 million, primarily for health and workers’ compensation insurance and $44.8 million of additional committed borrowing capacity. In addition, we had $0.4 million of capital lease and other obligations outstanding at June 30, 2010.
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
We believe cash generated from our operations and funds available under our credit facility will provide sufficient funds to meet our currently anticipated short-term and long-term liquidity and capital expenditure requirements. During the first six months of 2010, the minimum fixed charged coverage ratio was not required to be tested as excess borrowing availability was greater than $25.0 million. However, if availability would have fallen below the $25.0 million threshold, we would not have met the minimum fixed charged coverage ratio, and we believe we would not achieve sufficient financial results necessary to satisfy this covenant if it were required to be tested. If we are unable to maintain excess borrowing availability of more than $25.0 million and are also unable to comply with this financial covenant, our lenders would have the right, but not the obligation, to terminate the loan commitments and accelerate the repayment of the entire amount outstanding under the credit facility. The lenders could also foreclose on our assets that secure our credit facility. In that event, we would be forced to seek alternative sources of financing, which may not be available on terms acceptable to us, or at all.
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

In 1995, we were identified as a potentially responsible party in connection with the clean up of contamination at a formerly owned property in Montana that was used for the manufacture of wood windows. We are voluntarily remediating this property under the oversight of and in cooperation with the Montana Department of Environmental Quality (“Montana DEQ”) and are complying with a 1995 unilateral administrative order of the Montana DEQ to complete a remedial investigation and feasibility study. The remedial investigation was completed and approved in 1998 by the Montana DEQ, which has issued its final risk assessment of this property. In March 2003, the Montana DEQ approved Huttig’s work plan for conducting a feasibility study to evaluate alternatives for cleanup. In July 2004, we submitted the feasibility study report, which evaluated several potential remedies, including continuation and enhancement of remedial measures already in place and operating. Huttig also submitted plans for testing a newer technology that could effectively remediate the site. The Montana DEQ approved these plans and a pilot test of the remediation technology was completed in July 2007. The Montana DEQ is in the process of reviewing the results of the pilot test. After evaluating the results of the pilot test, the Montana DEQ will comment on the feasibility study report and its recommended remedy, and then will select a final remedy, publish a record of decision and negotiate with us for an administrative order of consent on the implementation of the final remedy. We spent less than $0.3 million on remediation costs at this site during each of the six months ended June 30, 2010 and 2009. The annual level of future remediation expenditures is difficult to estimate because of the uncertainty relating to the final remedy to be selected by the Montana DEQ. As of June 30, 2010, the Company has accrued $0.7 million in “Other non-current liabilities” for future costs of remediating this site, which management believes represents a reasonable estimate, based on current facts and circumstances, of the currently expected costs of remediation. Until the Montana DEQ selects a final remedy, however, management cannot estimate the top of the range of loss or cost to Huttig of the final remediation order.
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
Cautionary Statement
Certain statements in this Quarterly Report on Form 10-Q contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements regarding:
•	our belief that we will not achieve sufficient financial results to satisfy the financial covenant under our credit facility if it were required to be tested;

•	our belief that there are no material environmental liabilities at any of our distribution center locations;

•	our expectation that the severe downturn in new residential construction will continue to adversely affect our operating results;

•	our belief that the decline of housing starts is leveling;

•	our belief that future housing starts could be negatively impacted by the expiration of the home buyer tax credit on April 30, 2010;

•	our expectation that the pricing pressure in the down housing market may continue through the remainder of 2010;

•	our belief that cash generated from our operations and funds available under our credit facility will provide sufficient funds to meet our currently anticipated short-term liquidity and long-term liquidity and capital expenditure requirements;

•	our belief that we have the product offerings, warehouse and support facilities, personnel, systems infrastructure and financial and competitive resources necessary for continued business success;

•	our liquidity and exposure to market risk; and

•	cyclical and seasonal trends.
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

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have exposure to market risk as it relates to effects of changes in interest rates. We had debt outstanding at June 30, 2010 under our credit facility of $52.2 million.
All of our debt under our revolving credit facility accrues interest at a floating rate basis. If market interest rates for LIBOR had been different by an average of 1% for the six months ended June 2010, our interest expense and income before taxes would have changed by $0.4 million. These amounts are determined by considering the impact of the hypothetical interest rates on our borrowing cost. This analysis does not consider the effects of any change in the overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management may take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our financial structure.
We are subject to periodic fluctuations in the price of wood, steel commodities, petrochemical-based products and fuel. Profitability is influenced by these changes as prices change between the time we buy and sell the wood, steel or petrochemical-based products. Profitability also is influenced by changes in prices for fuel. In addition, to the extent changes in interest rates affect the housing and remodeling market, we would be affected by such changes.

ITEM 4 – CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures – The Company, under the supervision and with the participation of our Disclosure Committee and management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of June 30, 2010.
Changes in Internal Control of Financial Reporting – There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS
See Note 4 – Contingencies of the Notes to Condensed Consolidated Financial Statements (unaudited) in Item 1 for information on legal proceedings in which the Company is involved. See also Part I, Item 3-“Legal Proceedings” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 6 — EXHIBITS

Exhibit
Number	Description
3.1	Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Form 10 filed with the Securities and Exchange Commission on September 21, 1999).

3.2	Amended and Restated Bylaws of the Company (as of September 26, 2007) (Incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the Securities and Exchange Commission on September 28, 2007).

10.1*	Amendment No. 2 to Amended and Restated Executive Agreement between Huttig Building Products, Inc. and Jon Vrabely effective as of April 12, 2010.

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management plan or compensatory arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUTTIG BUILDING PRODUCTS, INC.
/s/ Jon P. Vrabely
Date: July 28, 2010	Jon P. Vrabely
President and Chief Executive Officer (Principal Executive Officer)

HUTTIG BUILDING PRODUCTS, INC.
/s/ Philip W. Keipp
Date: July 28, 2010	Philip W. Keipp
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description
10.1*	Amendment No. 2 to Amended and Restated Executive Agreement between Huttig Building Products, Inc. and Jon Vrabely effective as of April 12, 2010.

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management plan or compensatory arrangement.