Form 10-Q
period 2010-09-30
HUTTIG BUILDING PRODUCTS INC
filed 2010-10-28
CIK 1093082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of Common Stock outstanding on September 30, 2010 was 22,847,760 shares.

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED
(In Millions, Except Share and Per Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net sales	$127.2	$131.4	$364.6	$351.3
Cost of sales	104.4	106.1	297.9	288.6

Gross margin	22.8	25.3	66.7	62.7
Operating expenses	26.6	25.9	78.6	81.5
Goodwill impairment	—	—	—	1.0
Gain on disposal of capital assets	—	(0.1)	—	(0.9)

Operating loss	(3.8)	(0.5)	(11.9)	(18.9)
Interest expense, net	0.7	0.4	1.5	1.2

Loss from continuing operations before income taxes	(4.5)	(0.9)	(13.4)	(20.1)
(Benefit) provision for income taxes	(0.1)	0.1	(0.1)	0.5

Loss from continuing operations	(4.4)	(1.0)	(13.3)	(20.6)
(Loss) income from discontinued operations, net of taxes	(0.1)	(0.1)	0.7	(0.8)

Net loss	$(4.5)	$(1.1)	$(12.6)	$(21.4)

Net loss from continuing operations per share — basic and diluted	$(0.20)	$(0.05)	$(0.62)	$(0.97)
Net (loss) income from discontinued operations per share — basic and diluted	(0.01)	—	0.03	(0.04)

Net loss per share — basic and diluted	$(0.21)	$(0.05)	$(0.59)	$(1.01)

Weighted average shares outstanding:
Basic shares outstanding — continuing and discontinued operations	21,592,927	21,213,447	21,529,460	21,182,277
Diluted shares outstanding — continuing operations	21,592,927	21,213,447	21,529,460	21,182,277
Diluted shares outstanding — discontinued operations	21,592,927	21,213,447	22,152,081	21,182,277
See notes to unaudited condensed consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Millions)

	September 30,	December 31,	September 30,
	2010	2009	2009
	(unaudited)		(unaudited)
ASSETS
CURRENT ASSETS:
Cash and equivalents	$1.1	$1.3	$1.6
Trade accounts receivable	51.3	41.8	49.5
Inventories	53.7	45.1	47.0
Other current assets	3.1	7.8	3.5

Total current assets	109.2	96.0	101.6

PROPERTY, PLANT AND EQUIPMENT
Land	5.4	5.6	5.6
Building and improvements	24.7	29.2	29.3
Machinery and equipment	29.1	28.4	28.6

Gross property, plant and equipment	59.2	63.2	63.5
Less accumulated depreciation	40.0	42.3	41.7

Property, plant and equipment, net	19.2	20.9	21.8

OTHER ASSETS:
Goodwill	8.6	8.6	8.6
Other	3.1	2.5	2.8
Deferred income taxes	7.8	8.2	8.1

Total other assets	19.5	19.3	19.5

TOTAL ASSETS	$147.9	$136.2	$142.9

See notes to unaudited condensed consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Millions, Except Share and Per Share Data)

	September 30,	December 31,	September 30,
	2010	2009	2009
	(unaudited)		(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$0.2	$0.6	$0.1
Trade accounts payable	32.9	25.9	36.2
Deferred income taxes	7.8	8.2	7.6
Accrued compensation	3.3	1.6	2.5
Other accrued liabilities	12.2	12.4	12.6

Total current liabilities	56.4	48.7	59.0

NON-CURRENT LIABILITIES:
Long-term debt, less current maturities	51.1	34.8	31.4
Other non-current liabilities	1.6	2.0	2.9

Total non-current liabilities	52.7	36.8	34.3

SHAREHOLDERS’ EQUITY
Preferred shares; $.01 par (5,000,000 shares authorized)	—	—	—
Common shares; $.01 par (50,000,000 shares authorized: 22,847,760; 22,088,509 and 22,093,088 shares issued at September 30, 2010, December 31, 2009 and September 30, 2009, respectively)	0.2	0.2	0.2
Additional paid-in capital	38.9	38.2	38.0
Retained (deficit) earnings	(0.3)	12.3	11.4

Total shareholders’ equity	38.8	50.7	49.6

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$147.9	$136.2	$142.9

See notes to unaudited condensed consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(In Millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Cash Flows From Operating Activities:
Net loss	$(4.5)	$(1.1)	$(12.6)	$(21.4)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Net loss (income) from discontinued operations	0.1	0.1	(0.7)	0.8
Depreciation and amortization	1.1	0.9	3.0	3.2
Stock based compensation	0.2	0.2	0.6	0.7
Impairment of long-lived assets	—	—	—	1.2
Gain on disposal of capital assets	—	(0.1)	—	(0.9)
Other adjustments	(0.4)	0.2	(0.6)	1.3
Changes in operating assets and liabilities:
Trade accounts receivable	6.3	(2.5)	(9.5)	(16.5)
Inventories	7.8	3.0	(8.6)	12.4
Trade accounts payable	(10.6)	(2.6)	7.0	12.7
Other	2.0	0.3	6.3	(2.8)

Total cash provided by (used in) operating activities	2.0	(1.6)	(15.1)	(9.3)

Cash Flows From Investing Activities:
Capital expenditures	(0.2)	(0.2)	(0.7)	(0.7)
Proceeds from disposition of capital assets	—	0.1	1.3	1.4

Total cash provided by (used in) investing activities	(0.2)	(0.1)	0.6	0.7

Cash Flows From Financing Activities:
(Payments) borrowings of debt, net	(2.5)	(0.9)	14.4	7.4
Debt issuance costs	(0.1)	—	(0.1)	—

Total cash (used in) provided by financing activities	(2.6)	(0.9)	14.3	7.4

Net decrease in cash and equivalents	(0.8)	(2.6)	(0.2)	(1.2)
Cash and equivalents, beginning of period	1.9	4.2	1.3	2.8

Cash and equivalents, end of period	$1.1	$1.6	$1.1	$1.6

Supplemental Disclosure of Cash Flow Information:
Interest paid	$0.4	$0.3	$1.0	$1.1
Income taxes refunded	—	0.6	3.0	0.6
Capital lease obligations financed	—	—	0.2	—
Debt issuance costs financed	1.2	—	1.2	—
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
3. DEBT
Debt consisted of the following (in millions):

	September 30,	December 31,	September 30,
	2010	2009	2009
Revolving credit facility	$50.9	$34.6	$31.2
Other obligations	0.4	0.8	0.3

Total debt	51.3	35.4	31.5
Less current portion	0.2	0.6	0.1

Long-term debt	$51.1	$34.8	$31.4

     Credit Agreement — On September 3, 2010, the Company amended and restated its existing credit agreement. The amended and restated credit agreement establishes a four-year, $120.0 million, asset based senior secured revolving credit facility (“credit facility”). Among other things, the credit facility increases the applicable interest rate margins and reduces the threshold of excess availability before the fixed charge coverage ratio must be tested from $25.0 million to a range of $10.0 million to $15.0 million depending on the Company’s borrowing base as defined in the agreement. In addition, the fixed charge cover ratio is reduced from 1.70:1.00 to 1.25:1.00. Borrowing availability under the credit facility is based on eligible accounts receivable, inventory and real estate. The real estate component of the borrowing base amortizes monthly over ten years on a straight-line basis. The Company must also pay an unused commitment fee in the range of 0.30% to 0.375% per annum. The entire unpaid balance under the credit facility is due and payable on September 3, 2014, the maturity date of the credit agreement. The Company incurred $1.3 million in debt issuance costs associated with the credit facility which is included in “other assets-other” and amortized over the term of the new arrangement.
     At September 30, 2010, under the credit facility, the Company had revolving credit borrowings of $50.9 million outstanding at a weighted average interest rate of 2.82%, letters of credit outstanding totaling $6.4 million, primarily for health and workers’ compensation insurance, and $35.0 million of additional committed borrowing capacity. In addition, the Company had $0.4 million of capital lease and other obligations outstanding at September 30, 2010.
     The borrowings under the credit facility are collateralized by substantially all of the Company’s assets and are subject to certain operating limitations applicable to a loan of this type, which, among other things, place limitations on indebtedness, liens, investments, mergers and acquisitions, dispositions of assets, cash dividends and transactions with affiliates. The sole financial covenant in the credit facility consists of the aforementioned fixed charge coverage ratio to be tested only when excess borrowing availability is less than $10.0 million to $15.0 million, as applicable, and on a pro forma basis prior to consummation of certain significant business transactions outside the Company’s ordinary course of business.
     The Company believes that cash generated from its operations and funds available under the credit facility will provide sufficient funds to meet its currently anticipated short-term and long-term liquidity and capital expenditure requirements. In the first nine months of 2010, the minimum fixed charge coverage ratio was not required to be tested as excess borrowing availability was greater than the minimum threshold. However, if availability would have fallen below that threshold, the Company would not have met the minimum fixed charge coverage ratio, and the Company believes it would not have achieved sufficient financial results necessary to satisfy this covenant if it were required to be tested. If the Company was unable to maintain excess borrowing availability of more than the applicable amount in the range of $10.0 million to $15.0 million and was also unable to comply with this financial covenant, its lenders would have the right, but not the obligation, to terminate the loan commitments and accelerate the repayment of the entire amount outstanding under the credit facility. The lenders could also foreclose on the Company’s assets that secure the credit facility. In that event, the Company would be forced to seek alternative sources of financing, which may not be available on terms acceptable to it, or at all.
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
     In 1995, Huttig was identified as a potentially responsible party in connection with the clean up of contamination at a formerly owned property in Montana that was used for the manufacture of wood windows. Huttig is voluntarily remediating this property under the oversight of and in cooperation with the Montana Department of Environmental Quality (“Montana DEQ”) and is complying with a 1995 unilateral administrative order of the Montana DEQ to complete a remedial investigation and feasibility study. The remedial investigation was completed and approved in 1998 by the Montana DEQ, which has issued its final risk assessment of this property. In March 2003, the Montana DEQ approved Huttig’s work plan for conducting a feasibility study to evaluate alternatives for cleanup. In July 2004, the Company submitted the feasibility study report, which evaluated several potential remedies, including continuation and enhancement of remedial measures already in place and operating. Huttig also submitted plans for testing a newer technology that could effectively remediate the site. The Montana DEQ approved these plans and a pilot test of the remediation technology was completed in July 2007. The Montana DEQ is in the process of reviewing the results of the pilot test. After evaluating the results of the pilot test, the Montana DEQ will comment on the feasibility study report and its recommended remedy, and then will select a final remedy, publish a record of decision and negotiate with Huttig for an administrative order of consent on the implementation of the final remedy. Huttig spent less than $0.3 million on remediation costs at this site during each of the nine months ended September 30, 2010 and 2009. The annual level of future remediation expenditures is difficult to estimate because of the uncertainty relating to the final remedy to be selected by the Montana DEQ. As of September 30, 2010, the Company has accrued $0.7 million in “Other non-current liabilities” for future costs of remediating this site, which management believes represents a reasonable estimate, based on current facts and circumstances, of the currently expected costs of remediation. Until the Montana DEQ selects a final remedy, however, management cannot estimate the top of the range of loss or cost to Huttig of the final remediation order.
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

5. BASIC AND DILUTED SHARES
For the three and nine months ended September 30, 2010 and 2009, all outstanding stock options and all non-vested restricted shares/units were anti-dilutive and, therefore, were not included in the computations of diluted income per share amounts for continuing operations; however, in certain periods when dilutive, they were included for discontinued operations. At September 30, 2010, the Company had 264,625 stock options and an aggregate of 1,420,157 shares of restricted stock and restricted stock units outstanding.
6. BRANCH CLOSURES AND OTHER SEVERANCE
Branch closure charges of $0.3 million were recorded in the first nine months of 2010 for previously closed branches. In the first nine months of 2009, the Company recorded a $0.9 million LIFO liquidation adjustment, which was partially offset by a $0.6 million net write down of inventory. The net result of $0.3 million is included in “Cost of sales”. Additionally the Company recorded a $1.4 million charge in the first nine months of 2009, primarily from lease termination and severance costs for closed branches which is included in “Operating Expenses”.
The Company had $0.9 million, $0.9 million and $1.1 million in accruals related to severance and remaining building lease obligations that will be paid out over the terms of the various leases at closed facilities through 2015 recorded in the caption “Accrued compensation” and “Other accrued liabilities” on its condensed consolidated balance sheets at September 30, 2010, December 31, 2009 and September 30, 2009, respectively.
7. INCOME TAXES
Huttig recognized income tax benefit of $0.1 million in the first nine months of 2010 and income tax expense of $0.5 million in the first nine months of 2009. The Company has gross deferred tax assets of $33.0 million and a valuation allowance of $24.2 million netting to deferred tax assets of $8.8 million at September 30, 2010. After classifying $1.0 million of short-term deferred tax assets with short-term deferred tax liabilities, the Company has current net deferred tax liabilities of $7.8 million as well as long term deferred tax assets of $7.8 million at September 30, 2010. The Company expects its deferred tax liabilities to be settled with utilization of its deferred tax assets. The deferred tax liabilities enable the Company to partially utilize the deferred tax assets at September 30, 2010 and the balance of the deferred tax assets are covered by the Company’s valuation allowance. The Company is not relying on future pre-tax income at September 30, 2010 to support the utilization of the deferred tax assets.
8. STOCK-BASED EMPLOYEE COMPENSATION
The Company recognized $0.6 million and $0.7 million in non-cash stock-based compensation in the nine months ended September 30, 2010 and 2009, respectively. During the first nine months of 2010, the Company granted an aggregate of 966,250 shares of restricted stock and restricted stock units at a combined weighted average fair market value of $0.70 per share under its 2005 Executive Incentive Compensation Plan and 2005 Non-Employee Directors’ Restricted Stock Plan. The restricted shares (913,750) vest in three equal installments on the first, second and third anniversaries of the respective grant dates. The restricted stock units (52,500) vest on the date of the 2011 annual meeting. The unearned compensation expense is being amortized into expense on a straight-line basis over the requisite service period for the entire award. As of September 30, 2010 and 2009, the total compensation expense not yet recognized related to all outstanding restricted stock/unit awards was approximately $0.8 million and $1.1 million, respectively.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Huttig is a distributor of a broad array of building material products used principally in new residential construction, home improvement, and remodeling and repair projects. We distribute our products through 27 distribution centers serving 41 states and sell primarily to building materials dealers, national buying groups, home centers and industrial users, including makers of manufactured homes.
The following table sets forth our sales from continuing operations, by product classification as a percentage of total sales:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Millwork(1)	46%	42%	47%	44%
General Building Products(2)	43%	49%	42%	47%
Wood Products(3)	11%	9%	11%	9%

Total Net Product Sales	100%	100%	100%	100%

(1)	Millwork includes exterior and interior doors, pre-hung door units, windows, patio doors, mouldings, frames, stair parts and columns.

(2)	General building products include composite decking, connectors, fasteners, housewrap, roofing products, insulation and other miscellaneous building products.

(3)	Wood products include engineered wood products and other wood products, such as lumber and panels.
Industry Conditions
The prolonged downturn in the residential construction market has become one of the most severe housing downturns in U.S. history with significant challenges remaining for the U.S. economy. Our sales depend heavily on the strength of local and national new residential construction, as well as the home improvement and remodeling markets. Beginning in 2006, our results of operations have been adversely affected by the severe downturn in new housing activity in the United States. While we expect the severe downturn in new residential construction to continue to adversely affect our operating results for the remainder of 2010 and into 2011, the decline in annualized housing starts appears to have leveled off the past several quarters. Total housing starts increased modestly during the first nine months of 2010 as compared to 2009, though third quarter starts were lower than prior year as we believe they were negatively impacted by the expiration of the home buyer tax credit on April 30, 2010.
In reaction to the housing downturn, the Company has been restructuring its operations since the second quarter of 2006. Since then, the Company closed, consolidated or sold 20 distribution centers. Additionally, the Company reduced its workforce by approximately 1,200, with less than 1,000 employees at September 30, 2010. We continue to review our operating expenses and implement cost savings actions. We believe that through our aggressive restructuring and cost control activities, we have mitigated the impact of the severe downturn in the housing market while providing a more scalable cost structure to support future growth opportunities.
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
Results of Operations
Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009
Net sales from continuing operations were $127.2 million in 2010, which is $4.2 million, or approximately 3.2%, lower than in 2009. This decrease reflects ongoing challenges in the residential construction market including the impact of the expiration of the home buyer tax credit on April 30, 2010 which, we believe, pulled forward sales into the first half of the year.
Sales declined in building products but increased in all other product categories in 2010 from 2009. Millwork sales increased approximately 6% in 2010 to $58.4 million. Building product sales decreased approximately 15% in 2010 to $54.9 million. Wood products sales increased approximately 15% to $13.9 million in 2010.
Gross margin decreased approximately 10% to $22.8 million, or 17.9% of sales, in 2010 as compared to $25.3 million, or 19.3% of sales, in 2009. The decrease in gross margin percentage in 2010 over 2009 was primarily due to the continued increased pricing pressure in the down housing market coupled with lower margins on certain wood commodity products. The pricing pressure is expected to continue for the remainder of 2010.
Operating expenses increased $0.7 million to $26.6 million, or 20.9% of sales, in 2010, compared to $25.9 million, or 19.7% of sales, in 2009. Operating expenses increased primarily due to higher medical and fuel costs in 2010 compared to 2009, as well as severance charges, recorded in 2010.
Net interest expense was $0.7 million in 2010, compared to $0.4 million in 2009, primarily due to higher debt levels and a write-off of deferred finance charges of $0.1 million in 2010.
We did not recognize a tax benefit from the additional net operating losses generated as we have fully reserved all net operating loss carry-forwards in 2010.
As a result of the foregoing factors, we incurred a loss from continuing operations of $4.4 million in 2010 as compared to a loss from continuing operations of $1.0 million in 2009.
Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009
Net sales from continuing operations were $364.6 million in 2010, which is $13.3 million, or approximately 3.8%, higher than in 2009. This increase reflects signs of stabilization in the U.S. housing market particularly in the first half of the year, spurred by the home buyer tax credit, which expired on April 30, 2010, coupled with a continued focus on the Company’s sales initiatives.
Sales increased in our major product categories in 2010 from 2009 except building products. Millwork sales increased approximately 12% in 2010 to $171.8 million. Building product sales decreased approximately 7% in 2010 to $153.3 million. Wood products increased approximately 22% to $39.5 million in 2010.
Gross margin increased approximately 6% to $66.7 million, or 18.3% of sales, in 2010 as compared to $62.7 million, or 17.8% of sales, in 2009. The increase in gross margin in 2010 over 2009 was primarily due to increased profitability in certain building material and wood products. In addition, the gross margin for the first nine months of 2009 reflects a benefit of a $0.9 million LIFO liquidation adjustment due to branch closures, which was partially offset by a $0.6 million net write down of inventory at closed branches. These items favorably impacted 2009 gross margin percentage by 0.1%. The 2010 and 2009 gross margins were negatively impacted by pricing pressure in the down housing market which is expected to continue for the remainder of 2010.
Operating expenses decreased $2.9 million to $78.6 million, or 21.6% of sales, in 2010, compared to $81.5 million, or 23.2% of sales, in 2009. Operating expenses for the first nine months of 2010 and 2009 include $0.4 million and $1.4 million of charges related to cost reduction actions, respectively. Excluding these charges, operating expenses decreased by $2.0 million in 2010, primarily due to lower employee headcount and a lower cost structure resulting from restructuring activities and continued cost control efforts partially offset by higher variable costs due to increased sales volume in 2010 compared to 2009.
During the first nine months of 2009, we determined that based on a further decline in actual and forecasted operating results at certain of our reporting units, an interim test for goodwill impairment was necessary for the impacted units. In determining if there was impairment, we first compared the fair value of the reporting unit (calculated by discounting projected cash flows and earnings multiples) to the carrying value. Because the carrying value of certain reporting units exceeded the fair value, we allocated the fair value to the assets and liabilities of the units and determined that the fair value of the implied goodwill was lower than what was recorded. Accordingly, a goodwill impairment charge of $1.0 million was recorded for these reporting units in the Condensed Consolidated Statements of Operations. A prolonged continuation of the current downturn and any future unanticipated downturns in the markets we serve could result in further goodwill impairment charges in future periods.
Net interest expense in 2010 was $1.5 million, compared to $1.2 million in 2009, primarily due to increased borrowing levels and a write-off of deferred finance costs of $0.1 million in 2010.
We did not recognize a tax benefit from the additional net operating losses generated as we have fully reserved all net operating loss carry-forwards in 2010 and recorded a $0.1 million tax benefit. In 2009, we recorded tax expense of $0.5 million.
As a result of the foregoing factors, we incurred a loss from continuing operations of $13.3 million in 2010 as compared to a loss from continuing operations of $20.6 million in 2009.
Discontinued Operations
We recorded a $0.7 million after tax gain from discontinued operations primarily related to sale of a facility in the first quarter of 2010, compared to a $0.8 million after tax loss for a note receivable impairment and environmental and litigation expenses associated with previously reported discontinued operations in the first nine months of 2009.
Liquidity and Capital Resources
We depend on cash flow from operations and funds available under our revolving credit facility to finance seasonal working capital needs, capital expenditures and any acquisitions that we may undertake. Our working capital requirements are generally greatest in the second and third quarters, which reflect the seasonal nature of our business. The second and third quarters are also typically our strongest operating quarters, largely due to more favorable weather throughout many of our markets compared to the first and fourth quarters. We typically generate cash from working capital reductions in the fourth quarter of the year and build working capital during the first quarter in preparation for our second and third quarters. We also maintain significant inventories to meet rapid delivery requirements of our customers and to enable us to obtain favorable pricing, delivery and service terms with our suppliers. At September 30, 2010, December 31, 2009 and September 30, 2009, inventories constituted approximately 36%, 33% and 33% of our total assets, respectively. We also closely monitor operating expenses and inventory levels during seasonally affected periods and, to the extent possible, manage variable operating costs to minimize seasonal effects on our profitability.
Operations. Cash used in operating activities increased by $5.8 million to $15.1 million in the first nine months of 2010, compared to a usage of $9.3 million in the first nine months of 2009. In 2010, our net loss decreased $8.8 million compared to 2009. Accounts receivable increased by $9.5 million during 2010, compared to an increase of $16.5 million a year ago. Days sales outstanding (“DSO”) increased to 36.8 days at September 30, 2010 from 34.4 days at September 30, 2009 based on annualized third quarter sales and quarter end accounts receivable balances for the respective periods. Management does not believe the increase in DSO is indicative of significant increased credit risk. Inventory increased by $8.6 million in 2010 compared to a decrease of $12.4 million in 2009. Our inventory turns decreased to 7.3 turns in 2010 from 8.8 turns in 2009 based on annualized third quarter costs of goods sold and average inventory balances for the respective quarters. Management has made a concerted effort to reduce inventory carrying levels without reducing the range of products offered or service levels to our customers during this prolonged decline in the U.S. housing market. The increase in inventories in 2010 represents normal seasonal build whereas in 2009 we were able to reduce inventories throughout the nine months of the year. Accounts payable increased by $7.0 million during 2010, compared to a $12.7 million increase in the year ago period. The change is primarily a result of a slowdown in inventory purchases in the third quarter of 2010 as compared to 2009. Days payable outstanding decreased to 28.8 days at September 30, 2010 from 31.1 days at September 30, 2009 based on annualized third quarter costs of goods sold and quarter end accounts payable balances for the respective periods. The Company also received a $3.1 million Federal income tax refund in 2010.
In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Act of 2010 became law. We are currently evaluating the impact, if any, on our future operating results.
Investing. In the first nine months of 2010 and 2009, net cash provided from investing activities was $0.6 million and $0.7 million, respectively. In 2010 and 2009, the Company received proceeds of $1.3 million and $1.4 million, respectively, from the sale of capital assets, primarily the sale of real estate from previously closed facilities. The $1.3 million proceeds received in 2010 related to assets sold from discontinued operations. The Company invested $0.7 million in machinery and equipment at various locations in 2010 and 2009.
Financing. Cash provided from financing activities of $14.3 million in the first nine months of 2010 and $7.4 million in the first nine months of 2009 reflects net debt borrowings from our credit facility in each period.
Credit Agreement. On September 30, 2010, we amended and restated our existing credit agreement. The amended and restated credit agreement establishes a four-year, $120.0 million, asset based senior secured revolving credit facility (“credit facility”). Among other things, our amended credit facility increases the applicable interest rate margins and reduces the threshold of excess availability before the fixed charge coverage ratio must be tested from $25.0 million to a range of $10.0 million to $15.0 million depending on our borrowing base as defined in the agreement. In addition, the fixed charge coverage ratio is reduced from 1.70:1.00 to 1.25:1.00. Borrowing availability under the credit facility is based on eligible accounts receivable, inventory and real estate. We must also pay an unused commitment fee in the range of 0.30% to 0.375% per annum. The entire unpaid balance under the credit facility is due and payable on September 3, 2014, the maturity date of the credit agreement. We incurred $1.3 million in debt issuance costs associated with the credit facility which is included in “other assets-other” and amortized over the term of the new arrangement.
At September 30, 2010, under the credit facility, we had revolving credit borrowings of $50.9 million outstanding at a weighted average interest rate of 2.82%, letters of credit outstanding totaling $6.4 million, primarily for health and workers’ compensation insurance, and $35.0 million of additional committed borrowing capacity. In addition, we had $0.4 million of capital lease and other obligations outstanding at September 30, 2010.
The borrowings under the credit facility are collateralized by substantially all of our assets and are subject to certain operating limitations applicable to a loan of this type, which, among other things, place limitations on indebtedness, liens, investments, mergers and acquisitions, dispositions of assets, cash dividends and transactions with affiliates. The sole financial covenant in the credit facility consists of the aforementioned fixed charge coverage ratio to be tested only when excess borrowing availability is less than $10.0 million to $15.0 million, as applicable, and on a pro forma basis prior to consummation of certain significant business transactions outside our ordinary course of business.
We believe that cash generated from our operations and funds available under the credit facility will provide sufficient funds to meet our currently anticipated short-term and long-term liquidity and capital expenditure requirements. In the first nine months of 2010, the minimum fixed charged coverage ratio was not required to be tested as excess borrowing availability was greater than the minimum threshold. However, if availability would have fallen below that threshold, we believe we would not have achieved sufficient financial results necessary to satisfy this covenant if it were required to be tested. Under the amended and restated credit agreement, if we were unable to maintain excess borrowing availability of more than the applicable amount in the range of $10.0 million to $15.0 million, and was also unable to comply with this financial covenant, our lenders would have the right, but not the obligation, to terminate the loan commitments and accelerate the repayment of the entire amount outstanding under the credit facility. The lenders could also foreclose on our assets that secure the credit facility. In that event, we would be forced to seek alternative sources of financing, which may not be available on terms acceptable to it, or at all.
Off-Balance Sheet Arrangements
In addition to funds available from operating cash flows and the credit facility as described above, we use operating leases as a principal off-balance sheet financing technique. Operating leases are employed as an alternative to purchasing certain property, plant and equipment. See our Annual Report on Form 10-K for the year ended December 31, 2009 in Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Commitments and Contingencies.”
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
In 1995, we were identified as a potentially responsible party in connection with the clean up of contamination at a formerly owned property in Montana that was used for the manufacture of wood windows. We are voluntarily remediating this property under the oversight of and in cooperation with the Montana Department of Environmental Quality (“Montana DEQ”) and are complying with a 1995 unilateral administrative order of the Montana DEQ to complete a remedial investigation and feasibility study. The remedial investigation was completed and approved in 1998 by the Montana DEQ, which has issued its final risk assessment of this property. In March 2003, the Montana DEQ approved Huttig’s work plan for conducting a feasibility study to evaluate alternatives for cleanup. In July 2004, we submitted the feasibility study report, which evaluated several potential remedies, including continuation and enhancement of remedial measures already in place and operating. Huttig also submitted plans for testing a newer technology that could effectively remediate the site. The Montana DEQ approved these plans and a pilot test of the remediation technology was completed in July 2007. The Montana DEQ is in the process of reviewing the results of the pilot test. After evaluating the results of the pilot test, the Montana DEQ will comment on the feasibility study report and its recommended remedy, and then will select a final remedy, publish a record of decision and negotiate with us for an administrative order of consent on the implementation of the final remedy. We spent less than $0.3 million on remediation costs at this site during each of the nine months ended September 30, 2010 and 2009. The annual level of future remediation expenditures is difficult to estimate because of the uncertainty relating to the final remedy to be selected by the Montana DEQ. As of September 30, 2010, the Company has accrued $0.7 million in “Other non-current liabilities” for future costs of remediating this site, which management believes represents a reasonable estimate, based on current facts and circumstances, of the currently expected costs of remediation. Until the Montana DEQ selects a final remedy, however, management cannot estimate the top of the range of loss or cost to Huttig of the final remediation order.
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
Cautionary Statement
Certain statements in this Quarterly Report on Form 10-Q contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements regarding:
•	our belief that we will not achieve sufficient financial results to satisfy the financial covenant under our credit facility if it were required to be tested;
•	our belief that there are no material environmental liabilities at any of our distribution center locations;

•	our expectation that the severe downturn in new residential construction will continue to adversely affect our operating results;
•	our belief that the decline of housing starts is leveling;
•	our expectation that the pricing pressure in the down housing market will continue through the remainder of 2010;
•	our belief that cash generated from our operations and funds available under our credit facility will provide sufficient funds to meet our currently anticipated short-term liquidity and long-term liquidity and capital expenditure requirements;
•	our belief that we have the product offerings, warehouse and support facilities, personnel, systems infrastructure and financial and competitive resources necessary for continued business success;
•	our liquidity and exposure to market risk; and
•	cyclical and seasonal trends.
The words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project”, “believe” or similar expressions identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.
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

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have exposure to market risk as it relates to effects of changes in interest rates. We had debt outstanding at September 30, 2010 under our credit facility of $50.9 million.
All of our debt under our revolving credit facility accrues interest at a floating rate basis. If LIBOR had been different by an average of 1% for the nine months ended September 30, 2010, our interest expense and income before taxes would have changed by $0.3 million. These amounts are determined by considering the impact of the hypothetical interest rates on our borrowing cost. This analysis does not consider the effects of any change in the overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management may take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our financial structure.
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
ITEM 4 — CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures — The Company, under the supervision and with the participation of our Disclosure Committee and management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of September 30, 2010.
Changes in Internal Control of Financial Reporting — There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS
See Note 4 — Contingencies of the Notes to Condensed Consolidated Financial Statements (unaudited) in Item 1 for information on legal proceedings in which the Company is involved. See also Part I, Item 3-“Legal Proceedings” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 6 — EXHIBITS

Exhibit
Number	Description

3.1	Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Form 10 filed with the Securities and Exchange Commission on September 21, 1999).

3.2	Amended and Restated Bylaws of the Company (as of September 26, 2007) (Incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the Securities and Exchange Commission on September 28, 2007).

10.1	Amended and Restated Revolving Credit Agreement dated as of September 3, 2010 among Huttig Building Products, Inc., Huttig, Inc., General Electric Capital Corporation, as agent, co-syndication agent and lender, Wells Fargo Capital Finance, LLC, as letter of credit issuer, co-collateral agent, co-syndication agent and lender and the other lenders signatory thereto from time to time (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on September 10, 2010).

10.2*	Release of all claims fully executed on September 7, 2010 between Richard Baltz and Huttig Building Products, Inc. (Incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the Securities and Exchange Commission on September 10, 2010).

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management plan or compensatory agreement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUTTIG BUILDING PRODUCTS, INC.
Date: October 28, 2010	/s/ Jon P. Vrabely
Jon P. Vrabely
President and Chief Executive Officer (Principal Executive Officer)

HUTTIG BUILDING PRODUCTS, INC.
Date: October 28, 2010	/s/ Philip W. Keipp
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