Form 10-K
period 2010-12-31
HUTTIG BUILDING PRODUCTS INC
filed 2011-02-24
CIK 1093082

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of the last business day of the quarter ended June 30, 2010 was approximately $20 million. For purposes of this calculation only, the registrant has excluded stock beneficially owned by the registrants’ directors and officers. By doing so, the registrant does not admit that such persons are affiliates within the meaning of Rule 405 under the Securities Act of 1933 or for any other purposes.

The number of shares of Common Stock outstanding on February 18, 2011 was 23,665,510 shares.

DOCUMENTS INCORPORATED HEREIN BY REFERENCE.

Parts of the registrant’s definitive proxy statement for the 2011 Annual Meeting of Shareholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

PART I

ITEM 1 —	BUSINESS

General

Huttig Building Products, Inc., a Delaware corporation incorporated in 1913 was founded in 1885 and is a leading domestic distributor of millwork, building materials and wood products used principally in new residential construction and in home improvement, remodeling and repair work. We purchase from leading manufacturers and distribute our products through 27 wholesale distribution centers serving 41 states. Our distribution centers sell principally to building materials dealers, national buying groups, home centers and industrial users, including makers of manufactured homes. For the year ended December 31, 2010, we generated net sales of $467.7 million.

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

New housing activity in the United States increased slightly in 2010 versus 2009 after four years of consecutive decline. The 2010 activity is still significantly below historical averages and the United States is still in one of the most severe downturns in U.S. history. New housing starts in the United States were at approximately 0.6 million in 2010 and 2009 and 0.9 million in 2008, including 0.5 million, 0.4 million and 0.6 million single family starts in 2010, 2009 and 2008, respectively, based on data from the U.S. Census Bureau. According to the U.S. Census Bureau, total spending on new single family residential construction was $113 billion, $105 billion and $186 billion in 2010, 2009 and 2008, respectively.

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

Products

Our goal is to offer products that allow us to provide value to our customers, either by performing incremental services on the products before delivering them to customers, buying products in bulk and disaggregating them for individual customers or carrying a depth and breadth of products that customers cannot reasonably stock themselves at each location. Our products can be classified into three main categories:

•	Millwork, including exterior and interior doors, pre-hung door units, windows, patio doors, mouldings, frames, stair parts and columns. Key brands in this product category include Therma-Tru, Masonite, HB&G, Huttig Windows, Woodgrain, Windsor Windows;

•	General building products, such as roofing, siding, insulation, flashing, housewrap, connectors and fasteners, decking, drywall, kitchen cabinets and other miscellaneous building products. Key brands in this product category include Typar, Timbertech, Fiberon, Simpson Strong-Tie, Huttigrip Fasteners, Louisiana Pacific, Owens Corning and CertainTeed;

•	Wood products, which include engineered wood products, such as floor systems, and other wood products, such as lumber and wood panels. Within the wood products category, engineered wood continues to be a

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

	2010	2009	2008

Millwork	48%	45%	46%
General Building Products	41%	46%	43%
Wood Products	11%	9%	11%

Customers

During 2010, we served over 4,800 customers, with one customer — Lumbermen’s Merchandising Corporation — accounting for 11% of our sales in 2010 and 2009 while no single customer accounted for over 10% of total sales in 2008. This customer is a buying group representing multiple building material dealers. Building materials pro dealers represent our single largest customer group. Our top 10 customers accounted for approximately 39% of our total sales in 2010.

Within the pro dealer category, a growing percentage of our sales are to national accounts, including buying groups. These are large pro dealers, or groups of pro dealers, that operate in more than one state or region. To lesser extent, we also sell to the retail home centers. We believe that our size, which lets us purchase in bulk, achieve operating efficiencies, operate on a national scale and offer competitive pricing, makes us well suited to service the consolidating pro dealer community. During 2010, our sales to national accounts, including buying groups, were 42% of our total sales as compared to 41% and 38% in 2009 and 2008, respectively.

Organization

Huttig operates on a nationwide basis. Customer sales are conducted through 27 distribution centers serving 41 states. Distribution centers are organized into two regions, primarily divided between branches in the eastern and western halves of the United States. Administrative and executive management functions are centralized at our headquarters office located in St. Louis, Missouri. We believe that this structure permits us to be closer to our customers and serve them better, while being able to take advantage of certain efficiencies of scale that come from our size.

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

Distribution Strategy and Operations

We conduct our business through a two-step distribution model. This means that we resell the products that we purchase from manufacturers to our customers, who then sell the products to the final end user. Our principal customer is the pro dealer. To lesser extent, we also sell to the retail home centers and certain industrial users, such as makers of manufactured housing.

Despite our nationwide reach, the local distribution center is still a principal focus of our operations, and we tailor our business to meet local demand and customer needs. We customize product selection, inventory levels, service offerings and prices to meet local market requirements. We support this strategy through our single platform information technology system. This system provides each distribution center’s general manager real-time access to pricing, inventory availability and margin analysis. This system provides product information both for that location and across the entire Huttig network of distribution centers. More broadly, our sales force, in conjunction with our product management teams, works with our suppliers and customers to get the appropriate mix, quantity and pricing of products suited to each local market.

We purchased products from more than 900 different suppliers in 2010. We generally negotiate with our major suppliers on a national basis to leverage our total volume purchasing power, which we believe provides us with an advantage over our locally based competitors. The majority of our purchases are made from suppliers that offer payment discounts and volume related incentive programs. Although we generally do not have exclusive distribution rights for our key products and we do not have long-term contracts with many of our suppliers, we believe our national footprint, buying power and distribution network make us an attractive distributor for many manufacturers. Moreover, we have long-standing relationships with many of our key suppliers.

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

During the past five years, our results of operations have been adversely affected by the severe downturn in new housing activity in the United States. Based on the current level of housing activity and industry forecasts, we expect the severe downturn in new housing activity to continue to adversely affect our operating results in 2011. Even with a modest increase in housing starts in 2010, they were still well below historical averages.

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

We depend on cash flow from operating activities and funds available under our secured credit facility to finance seasonal working capital needs, capital expenditures and any acquisitions that we may undertake. We typically generate cash from working capital reductions in the fourth quarter of the year and build working capital during the first quarter in preparation for our second and third quarters. Our working capital requirements are generally greatest in the second and third quarters, reflecting the seasonal nature of our business. The second and third quarters are also typically our strongest operating quarters, largely due to more favorable weather throughout many of our markets compared to the first and fourth quarters. We maintain significant inventories to meet the rapid delivery requirements of our customers and to enable us to obtain favorable pricing, delivery and service terms with our suppliers. At December 31, 2010 and 2009, inventories constituted approximately 37% and 33% of our total assets, respectively. We closely monitor operating expenses and inventory levels during seasonally affected periods and, to the extent possible, manage variable operating costs to minimize the seasonal effects on our profitability.

Credit

Huttig’s corporate management establishes an overall credit policy for sales to customers and then delegates responsibility for most credit decisions to credit personnel located within our two regions. Our credit policies, together with careful monitoring of customer balances, have resulted in bad debt expense of approximately 0.1% of net sales in 2010, 0.2% in 2009 and 0.3% during 2008. Approximately 98% of our sales in 2010 were to customers to whom we had provided credit for those sales.

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

We have been identified as a potentially responsible party in connection with the cleanup of contamination at our formerly owned property in Montana. See Part I, Item 3 — “Legal Proceedings.”

In addition, some of our current and former distribution centers are located in areas of current or former industrial activity where environmental contamination may have occurred, and for which we, among others, could be held responsible. We currently believe that there are no material environmental liabilities at any of our distribution center locations.

Employees

As of December 31, 2010, we employed over 900 persons, of which approximately 12% were represented by unions. We have not experienced any significant strikes or other work interruptions in recent years and have maintained generally favorable relations with our employees.

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

Our website address is http://www.huttig.com.  The contents of our website are not part of this Annual Report. We make available, free of charge at the “Investors” section of our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the 1934 Act. This information is available on our website as soon as reasonably practicable after we electronically file it with, or furnish it to, the SEC. Reports of beneficial ownership filed pursuant to Section 16(a) of the 1934 Act are also available on our website.

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

The downturn in the residential construction market is in its fifth consecutive year and it has become one of the most severe housing downturns in U.S. history. Along with high unemployment, tighter lending standards and general economic uncertainty, there is an oversupply of unsold homes on the market. As a result, the pool of qualified home buyers has declined significantly.

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

During the past five years, our results of operations have been adversely affected by the severe downturn in new housing activity in the United States. Although housing starts increased modestly in 2010, they were still well below historical levels. We expect the severe downturn in new housing activity to continue to adversely affect our operating results in 2011. A prolonged continuation of the current downturn or any further downturns in the markets that we serve or in the economy in general could have a material adverse effect on our operating results, liquidity and financial condition, including but not limited to the valuation of our goodwill. Reduced levels of construction activity may result in continued intense price competition among building materials suppliers, which may adversely affect our gross margins. We cannot provide assurance that our responses to the downturn or the government’s attempts to address the troubles in the economy will be successful.

The industry in which we compete is highly cyclical, and any downturn resulting in lower demand or increased supply would have a materially adverse impact on our financial results.

The building products distribution industry is subject to cyclical market pressures caused by a number of factors that are out of our control, such as general economic and political conditions, inventory levels of new and existing homes for sale, levels of new construction, home improvement and remodeling activity, interest rates and population growth. To the extent that cyclical market factors adversely impact overall demand for building products or the prices that we can charge for our products, our net sales and margins would likely decline in the same time frame as the cyclical downturn occurs. Because much of our overhead and expense is relatively fixed in nature, a decrease in sales and margin generally has a significant adverse impact on our results of operations. For example, during the past five years, our results of operations have been adversely affected by the severe downturn in new housing activity in the United States. Also, to the extent our customers experience downturns in business, our ability to collect our receivables could be adversely affected. Finally, the unpredictable nature of the cyclical market factors that impact our industry make it difficult to forecast our operating results.

If we are unable to meet the financial covenant under our credit facility, the lenders could elect to accelerate the repayment of the outstanding balance and, in that event, we would be forced to seek alternative sources of financing.

We are party to a four-year, $120.0 million asset based senior secured revolving credit facility which contains a minimum fixed charge coverage ratio that is tested if our excess borrowing availability, as defined in the facility, reaches a range of $10.0 million to $15.0 million depending on our borrowing base at the time of testing. At the time of testing, our fixed asset coverage ratio would need to exceed 1.25:1.00. As of December 31, 2010, we would not have met the minimum fixed charge coverage ratio, and we believe we will not achieve sufficient financial results necessary to satisfy this covenant if it were required to be tested. If we were unable to maintain excess borrowing availability of more than the range of $10.0 million to $15.0 million and were also unable to comply with this financial covenant, our lenders would have the right, but not the obligation, to terminate the loan commitments and accelerate the repayment of the entire amount outstanding under the credit facility. The lenders also could foreclose on our assets that secure our credit facility. In that event, we would be forced to seek alternative sources of financing, which may not be available on terms acceptable to us, or at all.

Our excess borrowing availability at December 31, 2010 and February 18, 2011 was $26.7 million and $34.3 million, respectively, and exceeded the $10.0 million required on both those dates. This agreement matures in September 2014.

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

A significant portion of our sales are concentrated with a relatively small number of customers. A loss of one or more of these customers would have material adverse effect on our operating results, cash flow and liquidity.

In 2010, our top ten customers represented 39% of our sales with one customer accounting for 11% of our sales. This customer is a buying group for multiple building material dealers. Although we believe that our relationships with our customers are strong, the loss of one or more of these customers could have a material adverse effect on our operating results, cash flow and liquidity.

A significant portion of our sales are on credit to our customers. Material changes in their creditworthiness or our inability to forecast deterioration in their credit position could have a material adverse effect on our operating results, cash flow and liquidity.

The majority of our sales are on account where we provide credit to our customers. In 2010, approximately 0.1% in bad debt expense to total net sales was incurred related to credit customers. Our customers are generally susceptible to the same economic business risks as we are. Furthermore, we may not necessarily be aware of any deterioration in their financial position. If our customers’ financial position becomes impaired, it could have a significant adverse impact on our bad debt exposure and could have a material adverse effect on our operating results, cash flow and liquidity.

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

We have retained accident risk under our insurance programs. Significant claims, and/or our ability to accurately estimate the liability for these claims could have a material adverse effect on our operating results.

We retain a portion of the accident risk under vehicle liability, workers’ compensation and other insurance programs. We have multiple claims of various sizes and forecast the number of claims in determining the portion of accident risk we are willing to self insure. We base loss accruals on our best estimate of the cost of resolution of these matters and adjust them periodically as circumstances change. Due to limitations inherent in the estimation process, our estimates may change. Changes in the actual number of large claims or changes in the estimates of these accruals may have a material adverse affect on our results of operations in any such period.

In addition, our insurance underwriters require collateral, generally in the form of letters of credit, which reduce our borrowing availability under our senior secured credit facility. Changes in the actual number of large claims could increase our collateral requirements and reduce our borrowing availability under our credit facility.

Federal and state transportation regulations, as well as increases in the cost of fuel, could impose substantial costs on us, which could adversely affect our results of operations.

We use our own fleet of approximately 160 tractors, 10 trucks and 330 trailers to service customers throughout the United States. The U.S. Department of Transportation, or DOT, regulates our operations, and we are subject to safety requirements prescribed by the DOT. Vehicle dimensions and driver hours of service also are subject to both federal and state regulation. More restrictive limitations on vehicle weight and size, trailer length and configuration, or driver hours of service could increase our costs.

In addition, distributors are inherently dependent upon energy to operate and, therefore, are impacted by changes in diesel fuel prices. The cost of fuel has reached historically high levels during portions of the last three years, is largely unpredictable and has a significant impact on the Company’s results of operations. Fuel availability, as well as pricing, is also impacted by political and economic factors. It is difficult to predict the future availability of fuel due to the following factors, among others: dependency on foreign imports of crude oil and the potential for hostilities or other conflicts in oil producing areas; limited refining capacity; and the possibility of changes in governmental policies on fuel production, transportation and marketing. Significant disruptions in the supply of fuel could have a negative impact on fuel prices and thus the Company’s operations and results of operations.

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

Approximately 12% of our employees are represented by labor unions as of December 31, 2010. As of December 31, 2010, we had eight collective bargaining agreements. We may become subject to significant wage increases or additional work rules imposed by future agreements with labor unions representing our employees. Any such cost increases or new work rule implementation could increase our operating expenses to a material extent. In addition, although we have not experienced any strikes or other significant work interruptions in recent years and have maintained generally favorable relations with our employees, no assurance can be given that there will not be any work stoppages or other labor disturbances in the future, which could adversely impact our financial results.

We face the risks that product liability claims and other legal proceedings relating to the products we distribute may adversely affect our business and results of operations.

As is the case with other companies in our industry, even though our suppliers generally warrant the products we sell, we face the risk of product liability and other claims of the type that are typical to our industry in the event that the use of products that we have distributed causes other damages. Product liability claims in the future, regardless of their ultimate outcome and whether or not covered under our insurance policies or indemnified by our suppliers, could result in costly litigation and have a material adverse effect on our business and results of operations.

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

Goodwill is subject to impairment tests at least annually and between annual tests in certain circumstances. During 2009, we recorded non-cash impairment charges of goodwill of $1.0 million primarily related to a reduction in fair value of one reporting unit as a result of the continuing downturn in the residential construction and real estate markets. At December 31, 2010, we had goodwill assets of $8.6 million. We may be required to incur additional non-cash impairment charges in the future that could have a material adverse effect on our operating results.

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

Our corporate headquarters is located at 555 Maryville University Drive, Suite 400, St. Louis, Missouri 63141, in leased facilities. We own 12 of our distribution centers and lease the balance. Warehouse space at distribution centers aggregated to approximately 3.0 million square feet as of December 31, 2010. Distribution centers range in size from 21,100 square feet to 260,000 square feet. The types of facilities at these centers vary by location, from traditional wholesale distribution warehouses to facilities with broad product offerings and capabilities for a wide range of value added services such as pre-hung door operations. We believe that our locations are well maintained and adequate for their purposes.

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

Environmental Matters

In 1995, Huttig was identified as a potentially responsible party in connection with the clean up of contamination at a formerly owned property in Montana that was used for the manufacture of wood windows. We are voluntarily remediating this property under the oversight of and in cooperation with the Montana Department of Environmental Quality (Montana DEQ) and are complying with a 1995 unilateral administrative order of the Montana DEQ to complete a remedial investigation and feasibility study. The remedial investigation was completed and approved in 1998 by the Montana DEQ, which has issued its final risk assessment of this property. In March 2003, the Montana DEQ approved Huttig’s work plan for conducting a feasibility study to evaluate alternatives for cleanup. In July 2004, we submitted the feasibility study report, which evaluated several potential remedies, including continuation and enhancement of remedial measures already in place and operating. We also submitted plans for testing a newer technology that could effectively remediate the site. The Montana DEQ approved these plans and a pilot test of the remediation technology was completed in July 2007. The Montana DEQ is in the process of reviewing the results of the pilot test. After evaluating the results of the pilot test, the Montana DEQ will comment on the feasibility study report and its recommended remedy, and then will select a final remedy, publish a record of decision and negotiate with Huttig for an administrative order of consent on the implementation of the final remedy. We spent less than $0.2 million on remediation costs at this site in each of the years ended December 31, 2010, 2009 and 2008. The annual level of future remediation expenditures is difficult to estimate because of the uncertainty relating to the final remedy to be selected by the Montana DEQ. As of December 31,

2010, we have accrued $0.6 million for future costs of remediating this site, which management believes represents a reasonable estimate, based on current facts and circumstances, of the currently expected costs of remediation. Until the Montana DEQ selects a final remedy, however, management cannot estimate the top of the range of loss or cost to Huttig of the final remediation order. As a result, we may incur material adverse effect on the consolidated financial statements in the future with respect to this property.

In addition, some of our current and former distribution centers are located in areas of current or former industrial activity where environmental contamination may have occurred, and for which we, among others, could be held responsible. We currently believe that there are no material environmental liabilities at any of our distribution center locations.

PART II

ITEM 4 —	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock currently trades over the counter under the symbol “HBPI.PK”.

At February 18, 2011, there were approximately 2,000 holders of record of our common stock. The following table sets forth the range of high and low sale prices of our common stock over the counter:

	2010		2009
	High	Low	High	Low

First Quarter	$0.91	$0.65	$0.50	$0.11
Second Quarter	1.90	0.80	1.02	0.27
Third Quarter	1.60	0.60	1.00	0.80
Fourth Quarter	1.01	0.76	0.90	0.60

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

See Part III, Item 11, for information on securities authorized for issuance under equity compensation plans.

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

The following table compares total shareholder returns for the Company over the last five years to the Standard and Poor’s 500 Stock Index and that of a peer group made up of other building material and industrial products distributors assuming a $100 investment made on December 31, 2005. Each of the three measures of cumulative total return assumes reinvestment of dividends. The stock performance shown on the graph below is not necessarily indicative of future price performance.

	Huttig Building Products	S&P 500	Peer Group Index (1)
12/05	$100.00	$100.00	$100.00
12/06	65.83	115.80	84.30
12/07	47.50	122.16	56.91
12/08	5.48	76.96	56.46
12/09	8.93	97.33	77.48
12/10	11.31	111.99	96.58

(1)	The peer group includes the following companies: QEP Co., Watsco Inc., Bluelinx Holdings, Inc. and Universal Forest Products, Inc.

ITEM 5 —	SELECTED CONSOLIDATED FINANCIAL DATA

The following table summarizes certain selected financial data of continuing operations of Huttig for each of the five years in the period ended December 31, 2010. The information contained in the following table may not necessarily be indicative of our future performance. Such historical data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto included elsewhere in this report.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(In millions, Except Per Share Data)

Income Statement Data:(1)
Net sales	$467.7	$455.2	$671.0	$874.8	$1,102.7
Cost of sales	382.5	371.1	548.6	709.8	896.9
Gross margin	85.2	84.1	122.4	165.0	205.8
Operating expenses	103.3	105.7	151.3	174.1	209.9
Goodwill impairment	—	1.0	8.7	0.8	—
Gain on disposal of capital assets	(0.4)	(1.5)	(1.0)	(2.4)	—
Operating loss	(17.7)	(21.1)	(36.6)	(7.5)	(4.1)
Interest expense, net	2.1	1.5	2.6	4.2	5.3
Loss from continuing operations before income taxes	(19.8)	(22.6)	(39.2)	(11.7)	(10.0)
Benefit for income taxes	(0.4)	(2.8)	(4.0)	(3.7)	(2.3)
Net loss from continuing operations	(19.4)	(19.8)	(35.2)	(8.0)	(7.7)
Per share:
Net loss from continuing operations (basic and diluted)	(0.90)	(0.94)	(1.68)	(0.39)	(0.38)
Balance Sheet Data (at end of year):
Total assets	126.1	136.2	146.0	212.7	250.6
Debt — bank, capital leases and other obligations(2)	42.1	35.4	24.1	26.6	45.7
Total shareholders’ equity	32.6	50.7	70.3	104.3	109.7

(1)	Amounts exclude operations classified as discontinued.

(2)	Debt includes both current and long-term portions of bank debt, capital leases and other obligations. See Note 5 to our consolidated financial statements.

ITEM 6 —	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Industry Conditions

The downturn in the residential construction market is in its fifth consecutive year and has become one of the most severe housing downturns in U.S. history. Our sales depend heavily on the strength of local and national new residential construction, home improvement and remodeling markets. During the past five years, our results of operations have been adversely affected by the severe downturn in new housing activity in the United States. While we expect the severe downturn in new residential construction to continue to adversely affect our operating results into 2011, we anticipate a slight increase in housing starts in 2011 versus 2010 based on recent signs of economic stabilization coupled with industry forecasts for 2011.

In reaction to the housing downturn, the Company has been restructuring its operations since the second quarter of 2006. Since then, the Company closed, consolidated or sold 20 distribution centers. Additionally, the Company reduced its workforce by approximately 1,300 and had approximately 900 employees at the end of 2010. These actions, along with other cost reduction efforts, are primarily responsible for an approximate $100 million reduction in operating expenses from 2006 to 2010.

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

We believe we have the product offering, distribution channel, personnel, systems infrastructure and financial and competitive resources necessary for continued operations. Our future revenues, costs and profitability, however, are all likely to be influenced by a number of risks and uncertainties, including those in Item 1A — RISK FACTORS.

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles, which require management to make estimates and assumptions. Management bases these estimates and assumptions on historical results and known trends as well as management forecasts. Actual results could differ from these estimates and assumptions.

Accounts Receivable — Trade accounts receivable consist of amounts owed for orders shipped to customers and are stated net of an allowance for doubtful accounts. Huttig’s corporate management establishes an overall credit policy for sales to customers and delegates responsibility for most credit decisions to credit personnel located within Huttig’s two regions. The allowance for doubtful accounts is determined based on a number of factors including when customer accounts exceed 90 days past due and specific customer account reviews. Our credit policies, together with careful monitoring of customer balances, have resulted in bad debt expense of approximately 0.1% of net sales in 2010, 0.2% in 2009 and 0.3% during 2008. Due to the current downturn in new housing activity, we expect that our bad debt expense could increase as our customers experience greater financial difficulties.

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

At December 31, 2010, the Company had $8.6 million of goodwill recorded across 17 reporting units. Significant changes in our assumptions and the related projected cash flows utilized in calculating the reporting unit’s fair value could result in future goodwill impairment related to any of our reporting units. In 2009, we recorded goodwill impairment of $1.0 million as a result of carrying value at one reporting unit exceeding its respective fair value.

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

Income Taxes— We operate within multiple taxing jurisdictions and are subject to audit in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve. We regularly review our potential tax liabilities for tax years subject to audit. Changes in our tax liability may occur in the future as our assessment changes based on the progress of tax examinations in various jurisdictions and/or changes in tax regulations. In management’s opinion, adequate provisions for income taxes have been made for all years presented.

Deferred tax assets and liabilities are recognized for the future tax benefits or liabilities attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates would be recognized in income in the period that includes the enactment date. We regularly review our deferred tax assets for recoverability and establish a valuation allowance when we believe that such assets may not be recovered, taking into consideration historical operating results, expectations of future earnings, changes in operations, the expected timing of the reversal of existing temporary differences and available tax planning strategies. Currently, our deferred tax liabilities, which reverse in the same periods and jurisdictions as our deferred tax assets, enable us to partially utilize the deferred tax assets at December 31, 2010, without relying on any projections of future pre-tax income. The balance of these deferred tax assets are covered by a valuation allowance.

Results of Operations

Fiscal 2010 Compared to Fiscal 2009

Continuing Operations

Net sales from continuing operations were $467.7 million in 2010, which were $12.5 million, or approximately 3%, higher than 2009. This increase was attributable to a slight increase in new housing activity as new housing starts in the United States increased 6%, holding at 0.6 million in both 2010 and 2009, including 0.5 million single family starts in 2010 versus 0.4 million in 2009, based on data from the U.S. Census Bureau. We believe there was a general trend to build smaller homes in 2010 as compared to 2009.

Sales in all major product categories changed as follows in 2010 from 2009. Millwork sales increased 10% in 2010 to $224.4 million. Building product sales decreased 7% in 2010 to $193.7 million. Wood products increased 20% to $49.6 million in 2010 with a 5% increase in sales of engineered wood products and a 24% increase in sales of other wood products. Sales of building products decreased due to lower roofing, fastener, house wrap and insulation sales in 2010 compared to 2009. Fluctuations across product categories can occur based on, among other things, new product incentives, promotions, changes in product lines, commodity pricing and weather.

Gross margin increased approximately 1% to $85.2 million, or 18.2% of sales, in 2010 as compared to $84.1 million, or 18.5% of sales, in 2009. The gross margin in 2009 reflects a $0.9 million LIFO liquidation benefit due to branch closures, which was partially offset by a $0.6 million net write down of inventory at closed branches. Excluding these adjustments, our gross margins were 18.4% in 2009. The 2010 and 2009 gross margins were also negatively impacted by pricing pressure in the down housing market, which pressure may continue into 2011.

Operating expenses, including goodwill impairment charges, decreased $3.4 million to $103.3 million, or 22.1% of sales, in 2010, compared to $106.7 million, or 23.4% of sales, in 2009. Operating expenses for 2010 include $0.3 million of branch closure costs. Operating expenses for 2009 include $2.1 million of expenses comprised of a $1.0 million goodwill impairment charge and $1.1 million of branch closure costs related to the shut down or consolidation of three branches during 2009. Excluding these 2010 and 2009 charges, operating expenses decreased by $1.6 million in 2010, primarily due to a lower employee headcount and a lower cost structure, as a result of cost reduction activities partially offset by higher fuel and medical costs. We recorded total stock-based compensation expense of $0.8 million in 2010 compared to $0.9 million in 2009.

Our results for the year ended December 31, 2010 included a gain on disposal of capital assets of $0.4 million primarily from the sale of a previously closed facility. Our results for the year ended December 31, 2009 included a gain on disposal of capital assets of $1.5 million primarily from the sale of two previously closed facilities.

Net interest expense was $2.1 million in 2010 compared to $1.5 million in 2009 primarily due to higher average debt outstanding and higher borrowing rates in 2010 versus 2009.

Income tax benefit as a percentage of pre-tax loss for 2010 and 2009 was approximately 2% and 12%, respectively. In 2010, losses from continued operations were used to offset income from discontinued operations resulting in a $0.3 million tax benefit in continued operations. In 2009, we benefited from a change in federal tax law that allowed us to carry back 2008 operating losses to prior years and receive tax refunds. At December 31, 2010, our federal net operating loss carry forward is approximately $61 million.

As a result of the foregoing factors, we incurred a loss from continuing operations of $19.4 million in 2010 as compared to a loss from continuing operations of $19.8 million in 2009.

Discontinued Operations

We recorded income of $0.5 million from discontinued operations in 2010 compared to a loss of $0.7 million in 2009. The 2010 income primarily resulted from the sale of a facility for a pretax gain of $0.9 million offset by $0.1 of environmental expense and $0.3 million in income tax expense related to discontinued operations. In 2009, we recorded a $0.7 million after tax loss from discontinued operations related to a note receivable impairment and environmental and litigation expenses.

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

Gross margin decreased approximately 31% to $84.1 million, or 18.5% of sales, in 2009 as compared to $122.4 million, or 18.2% of sales, in 2008. The gross margin in 2009 reflects a $0.9 million LIFO liquidation benefit due to branch closures, which was partially offset by a $0.6 million net write down of inventory at closed branches, while 2008 reflected a $1.0 million charge from a net write down and liquidation of inventory at closed branches. Excluding these adjustments, our gross margins were 18.4% and 18.3% in 2009 and 2008, respectively. LIFO valuation adjustments favorably impacted our 2009 gross margins and unfavorably impacted our 2008 gross margins. We estimate these LIFO valuation adjustments were largely offset by the impact from temporary pricing volatility associated with our metal fastener inventory. The 2009 and 2008 gross margins were also negatively impacted by pricing pressure in the down housing market, which pressure may continue into 2010.

Operating expenses including goodwill impairment charges decreased $53.3 million to $106.7 million, or 23.4% of sales, in 2009, compared to $160.0 million, or 23.8% of sales, in 2008. Operating expenses for 2009 include $2.1 million of expenses comprised of a $1.0 million goodwill impairment charge and $1.1 million of branch closure costs related to the shut down or consolidation of three branches during 2009. Operating expenses for 2008 include $10.8 million of expenses primarily comprised of an $8.7 million goodwill impairment charge and $2.1 million of branch closure costs associated with the shut down or consolidation of five branches during 2008. Excluding these 2009 and 2008 charges, operating expenses decreased by $44.5 million in 2009, primarily due to a lower employee headcount and a lower cost structure, as a result of prior restructuring activities, as well as lower variable costs associated with decreased sales volumes. We recorded total stock-based compensation expense of $0.9 million in 2009 compared to $1.3 million in 2008.

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

Liquidity and Capital Resources

We depend on cash flow from operations and funds available under our revolving credit facility to finance seasonal working capital needs, capital expenditures and any acquisitions that we may undertake. Our working capital requirements are generally greatest in the second and third quarters, which reflect the seasonal nature of our business. The second and third quarters are also typically our strongest operating quarters, largely due to more favorable weather throughout many of our markets compared to the first and fourth quarters. We typically generate cash from working capital reductions in the fourth quarter of the year and build working capital during the first quarter in preparation for our second and third quarters. We also maintain significant inventories to meet rapid delivery requirements of our customers and to enable us to obtain favorable pricing, delivery and service terms with our suppliers. At December 31, 2010 and 2009, inventories constituted approximately 37% and 33% of our total assets, respectively. We also closely monitor operating expenses and inventory levels during seasonally affected periods and, to the extent possible, manage variable operating costs to minimize seasonal effects on our profitability.

Operations Cash from operating activities increased by $6.3 million to a usage of $7.1 million in 2010, compared to a $13.4 million usage of cash in 2009. In 2010, our net loss decreased $1.6 million compared to 2009. The net loss included goodwill impairment charges of $1.0 million in 2009. Accounts receivable decreased by $4.7 million during 2010 compared to an increase of $8.8 million a year ago. Days sales outstanding (“DSO”) decreased by 3.9 days to 32.8 days at December 31, 2010 from 36.7 days at December 31, 2009 based on annualized fourth quarter sales and quarter ended accounts receivable balances for the respective periods. The decrease in DSO is directly related to extended terms provided in the fourth quarter of 2009 to a small number of large credit worthy customers. Inventory increased by $1.1 million in 2010 compared to a decrease of $14.3 million in 2009. Our inventory turns decreased to 6.8 turns in 2010 from 7.2 turns in 2009. Management has made a concerted effort to reduce inventory carrying levels without reducing the range of products offered or service levels to our customers during this prolonged decline in the U.S. housing market. Accounts payable increased by $0.2 million during 2010 compared to a $2.4 million increase in the year ago period. Days payable outstanding decreased to 28.2 at December 31, 2010 from 28.6 at December 31, 2009 based on annualized fourth quarter costs of goods sold and quarter end accounts payable balances for the respective periods.

Investing Net cash provided from investing activities was $1.4 million in both 2010 and 2009. In 2010 the Company received $1.3 million in proceeds from the sale of real estate related to discontinued operations and $0.9 million from continuing operations primarily related to the sale of real estate from a closed facility. The Company received proceeds of $2.3 million for the sale of capital assets in 2009 primarily related to the sale of real estate from closed facilities. The Company invested $0.8 million in machinery and equipment at various locations in 2010 compared to $0.9 million in 2009.

Financing Cash provided from financing activities of $5.2 million in 2010 reflects net debt borrowings of $6.0 million under our credit facility, net of payments of $0.7 million for our capital lease and other debt obligations and incurred cash costs for the amended credit facility of $0.1 million. Cash provided by financing activities of $10.5 million in 2009 reflects net debt borrowings of $11.1 million under our credit facility and term loans and payments of $0.6 million for our capital lease and other debt obligations.

Credit Agreement On September 3, 2010, we amended and restated our existing credit agreement. The amended and restated credit agreement establishes a four-year, $120.0 million, asset based senior secured revolving credit facility (“credit facility”). Among other things, our amended credit facility increases the applicable interest rate margins and reduces the threshold of excess availability before the fixed charge coverage ratio must be tested from $25.0 million to a range of $10.0 million to $15.0 million depending on our borrowing base as defined in the agreement. In addition, the fixed charge coverage ratio is reduced from 1.70:1.00 to 1.25:1.00. Borrowing availability under the credit facility is based on eligible accounts receivable, inventory and real estate. We must also pay an unused commitment fee in the range of 0.30% to 0.375% per annum. The entire unpaid balance under the credit facility is due and payable on September 3, 2014, the maturity date of the credit agreement. We incurred $1.4 million in debt issuance costs associated with the credit facility which is included in “other assets-other” and amortized over the term of the new arrangement.

At December 31, 2010, under our $120 million credit facility, we had revolving credit borrowings of $41.7 million outstanding at a weighted average interest rate of 2.83%, letters of credit outstanding totaling $5.2 million, primarily for health and workers’ compensation insurance, and $26.7 million of additional committed borrowing capacity. In addition, we had $0.4 million of capital lease and other obligations outstanding at December 31, 2010. The fixed charge coverage ratio testing threshold was $10.0 million at December 31, 2010.

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

We believe that cash generated from our operations and funds available under the credit facility will provide sufficient funds to meet our currently anticipated short-term and long-term liquidity and capital expenditure requirements. In 2010, the minimum fixed charged coverage ratio was not required to be tested as excess borrowing availability was greater than the minimum threshold. However, if availability would have fallen below that threshold, we would not have achieved sufficient financial results necessary to satisfy this covenant if it were required to be tested. Under the amended and restated credit agreement, if we were unable to maintain excess borrowing availability of more than the applicable amount in the range of $10.0 million to $15.0 million, and were also unable to comply with this financial covenant, our lenders would have the right, but not the obligation, to terminate the loan commitments and accelerate the repayment of the entire amount outstanding under the credit facility. The lenders could also foreclose on our assets that secure the credit facility. In that event, we would be forced to seek alternative sources of financing, which may not be available on terms acceptable to it, or at all.

Off-Balance Sheet Arrangements

In addition to funds available from operating cash flows and our bank credit facility as described above, we use operating leases as a principal off balance sheet technique. Operating leases are employed as an alternative to purchasing certain property, plant and equipment. Future rental commitments, extending through the year 2020, under all non-cancelable operating leases in effect at December 31, 2010 total $40.7 million.

Commitments and Contingencies

The table below summarizes our contractual obligations as of December 31, 2010 (in millions):

		Payments Due by Period
			2012-	2014-	Beyond
	Total	2011	2013	2015	2015

Long-term debt, including current portion(1)	$42.1	$0.2	$0.1	$41.8	$—
Operating lease obligations	40.7	11.5	15.6	8.4	5.2
Guaranteed payments(2)	0.4	0.4	—	—	—

Total	$83.2	$12.1	$15.7	$50.2	$5.2

(1)	Amounts represent the expected cash payments of our long-term debt and do not include any fair value adjustments.

(2)	Amounts represent guaranteed payments related to the acquisition of Texas Wholesale Building Materials, Inc. on January 11, 2005.

Cautionary Statement Relevant to Forward-looking Information for the Purpose of “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

This Annual Report on Form 10-K and our annual report to shareholders contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements regarding:

•	our belief that cash generated from operations and funds available under our credit facility will be sufficient to meet our future liquidity and capital expenditure needs;

•	our belief that we have the product offerings, warehouse and builder support facilities, personnel, systems infrastructure and financial and competitive resources necessary for continued business operations;

•	our expectation that the severe downturn in new housing activity will continue into 2011 and will continue to adversely affect our operating results, liquidity and financial condition;

•	our expectation that there will be a slight increase in housing starts in 2011 as compared to 2010;

•	our expectation that the bad debt expense could continue to increase as our customers experience greater financial difficulties as a result of the current downturn in new housing activity;

•	our belief that we may incur non-cash goodwill impairment charges in the future which could have a material adverse effect on our operating results;

•	our belief that we will not achieve sufficient financial results to satisfy the financial covenant under our credit facility if it were required to be tested;

•	our expectation that the disposition of the various claims and litigation in which we are involved will not have a material effect on our business or financial condition;

•	our belief that there are no material environmental liabilities at any of our current or former distribution center locations;

•	our expectation that we will continue to face competition from new market entrants;

•	the future impact of competition and our ability to maintain favorable terms with our suppliers and transition to alternative suppliers of building products, and the effects of slower economic activity on our results of operations;

•	our expectation that the fluctuations in wood and steel commodity prices between the time we buy the products and the time we resell them will occur in the future;

•	our liquidity and exposure to market risk;

•	our anticipation that we will not pay dividends in the future;

•	our estimate of future amortization expense for intangible assets;

•	our expectation that there will not be any significant increases or decreases to our unrecognized tax benefits within the 12 months of the financial statement reporting date; and

•	cyclical and seasonal trends.

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

ITEM 6A —	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have exposure to market risk as it relates to effects of changes in interest rates. We had debt outstanding at December 31, 2010 under our credit facility of $41.7 million.

All of our debt under our revolving credit facility accrues interest at a floating rate basis. If market interest rates for LIBOR had been different by an average of 1% for the year ended December 31, 2010, our interest expense and income before taxes would have changed by $0.4 million. These amounts are determined by considering the impact of the hypothetical interest rates on our borrowing cost. This analysis does not consider the effects of any change in the overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management may take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our financial structure.

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

ITEM 7 —	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Huttig Building Products, Inc.:

We have audited the accompanying consolidated balance sheets of Huttig Building Products, Inc. and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Huttig Building Products, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

/s/  KPMG LLP

St. Louis, Missouri
February 24, 2011

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2010	2009	2008
	(In millions, except per share data)

Net sales	$467.7	$455.2	$671.0
Cost of sales	382.5	371.1	548.6

Gross margin	85.2	84.1	122.4
Operating expenses	103.3	105.7	151.3
Goodwill impairment	—	1.0	8.7
Gain on disposal of capital assets	(0.4)	(1.5)	(1.0)

Operating loss	(17.7)	(21.1)	(36.6)
Interest expense, net	2.1	1.5	2.6

Loss from continuing operations before income taxes	(19.8)	(22.6)	(39.2)
Benefit for income taxes	(0.4)	(2.8)	(4.0)

Loss from continuing operations	(19.4)	(19.8)	(35.2)
Income (loss) from discontinued operations, net of taxes	0.5	(0.7)	(0.2)

Net loss	$(18.9)	$(20.5)	$(35.4)

Net loss from continuing operations per share — basic and diluted	$(0.90)	$(0.94)	$(1.68)
Net income (loss) from discontinued operations per share — basic and diluted	0.02	(0.03)	(0.01)

Net loss per share — basic and diluted	$(0.88)	$(0.97)	$(1.69)

Weighted average shares outstanding:
Basic shares outstanding — continuing and discontinued operations	21,547,394	21,190,133	20,922,502
Diluted shares outstanding — continuing operations	21,547,394	21,190,133	20,922,502
Diluted shares outstanding — discontinued operations	22,511,294	21,190,133	20,922,502

See notes to consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
	(In millions)

ASSETS
Current Assets:
Cash and equivalents	$0.8	$1.3
Trade accounts receivable, net	37.1	41.8
Inventories	46.2	45.1
Other current assets	4.3	7.8

Total current assets	88.4	96.0

Property, Plant and Equipment:
Land	4.9	5.6
Building and improvements	24.4	29.2
Machinery and equipment	29.1	28.4

Gross property, plant and equipment	58.4	63.2
Less accumulated depreciation	40.5	42.3

Property, plant and equipment, net	17.9	20.9

Other Assets:
Goodwill	8.6	8.6
Other	3.0	2.5
Deferred income taxes	8.2	8.2

Total other assets	19.8	19.3

Total Assets	$126.1	$136.2

See notes to consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS — Continued

	December 31,
	2010	2009
	(In millions)

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$0.2	$0.6
Trade accounts payable	26.1	25.9
Deferred income taxes	8.2	8.2
Accrued compensation	2.3	1.6
Other accrued liabilities	13.2	12.4

Total current liabilities	50.0	48.7

Non-current Liabilities:
Long-term debt, less current maturities	41.9	34.8
Other non-current liabilities	1.6	2.0

Total non-current liabilities	43.5	36.8

Shareholders’ Equity:
Preferred shares; $.01 par (5,000,000 shares authorized)	—	—
Common shares; $.01 par (50,000,000 shares authorized:
22,847,760 shares issued and outstanding at December 31, 2010
and 22,088,509 at December 31, 2009)	0.2	0.2
Additional paid-in capital	39.0	38.2
Retained (accumulated deficit) earnings	(6.6)	12.3

Total shareholders’ equity	32.6	50.7

Total Liabilities and Shareholders’ Equity	$126.1	$136.2

See notes to consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Shares	Additional	Retained	Treasury	Total
	Outstanding,	Paid-In	Earnings (Accum-	Shares,	Shareholders’
	at Par Value	Capital	ulated Deficit)	at Cost	Equity
	(In millions)

Balance at January 1, 2008	$0.2	$36.1	$68.2	$(0.2)	$104.3

Net loss			(35.4)		(35.4)

Comprehensive loss					(35.4)

Restricted stock issued, net of forfeitures		(0.2)		0.2	—
Stock options exercised		0.1		—	0.1
Stock compensation expense		1.3			1.3

Balance at December 31, 2008	0.2	37.3	32.8	—	70.3

Net loss			(20.5)		(20.5)

Comprehensive loss					(20.5)

Stock compensation expense		0.9			0.9

Balance at December 31, 2009	0.2	38.2	12.3	—	50.7

Net loss			(18.9)		(18.9)

Comprehensive loss					(18.9)

Stock compensation expense		0.8			0.8

Balance at December 31, 2010	$0.2	$39.0	$(6.6)	$—	$32.6

See notes to consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009	2008
	(In millions)

Cash Flows From Operating Activities:
Net loss	$(18.9)	$(20.5)	$(35.4)
Adjustments to reconcile net loss to cash (used in) provided by operations:
Net (income) loss from discontinued operations	(0.5)	0.7	0.2
Depreciation and amortization	3.6	4.1	4.3
Non-cash interest expense	0.5	0.3	0.2
Stock compensation expense	0.8	0.9	1.3
Impairment of goodwill	—	1.0	8.7
Gain on disposal of capital assets	(0.4)	(1.5)	(1.0)
Deferred income taxes	—	1.1	(4.1)
Changes in operating assets and liabilities:
Trade accounts receivable	4.7	(8.8)	23.1
Inventories	(1.1)	14.3	29.3
Trade accounts payable	0.2	2.4	(26.6)
Other	4.0	(7.4)	3.6

Net cash (used in) provided by operating activities	(7.1)	(13.4)	3.6

Cash Flows From Investing Activities:
Capital expenditures	(0.8)	(0.9)	(2.0)
Proceeds from disposition of capital assets	2.2	2.3	1.5

Cash provided by (used in) investing activities	1.4	1.4	(0.5)

Cash Flows From Financing Activities:
Payments of long term debt and revolving credit debt agreements	(198.2)	(137.4)	(242.3)
Borrowings of long term debt and revolving credit debt agreements	204.2	148.5	241.0
Repayments of capital lease and other obligations	(0.7)	(0.6)	(1.2)
Debt issuance costs	(0.1)	—	(0.5)
Exercise of stock options	—	—	0.9

Cash provided by (used in) financing activities	5.2	10.5	(2.1)

Net (decrease) increase in cash and equivalents	(0.5)	(1.5)	1.0
Cash and equivalents, beginning of period	1.3	2.8	1.8

Cash and equivalents, end of period	$0.8	$1.3	$2.8

Supplemental Disclosure of Cash Flow Information:
Interest paid	$1.5	$1.4	$2.3
Income taxes refunded	(3.1)	(0.7)	(5.3)
Cash received from exercise of stock options	—	—	0.4
Non-cash financing activities:
Assets acquired with debt obligations	0.2	0.9	—
Debt issuance costs financed	1.2	—	—

See notes to consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
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

Use of Estimates — The preparation of the Company’s consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management makes estimates including but not limited to the following financial statement items; allowance for doubtful accounts, slow-moving and obsolete inventory, lower of cost or market provisions for inventory, long-lived asset and goodwill impairments, contingencies including environmental liabilities, accrued expenses and self insurance accruals, and income tax expense and net deferred tax assets. Actual results may differ from these estimates.

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

Inventory — Inventories are valued at the lower of cost or market. The Company’s entire inventory is comprised of finished goods. The Company reviews inventories on hand and records a provision for slow-moving and obsolete inventory. The provision for slow-moving and obsolete inventory is based on historical and expected sales. Approximately 90% and 88% of inventories were determined by using the LIFO (last-in, first-out) method of inventory valuation as of December 31, 2010 and December 31, 2009, respectively. The balance of all other inventories is determined by the average cost method, which approximates costs on a FIFO (first-in, first-out) method. The FIFO cost would be higher than the LIFO valuation by $8.6 million at December 31, 2010 and $7.2 million at December 31, 2009. In 2009, $3.4 million of the decrease in the LIFO valuation reserve was due to liquidations of inventory.

Supplier Rebates — The Company enters into agreements with certain vendors providing for inventory purchase based rebates upon purchasing volumes. The Company accrues the receipt of rebates base on purchases and records vendor rebates as a reduction of the cost of inventory purchased.

Property, Plant and Equipment — Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets and is charged to operating expenses. Buildings and improvements lives range from 3 to 25 years. Machinery and equipment lives range from 3 to 10 years. The Company recorded depreciation expense of $3.1 million, $3.5 million and $3.8 million in 2010, 2009 and 2008, respectively.

Goodwill — Goodwill for each reporting unit is reviewed for impairment annually or more frequently if certain indicators arise. The Company also reassesses useful lives of previously recognized intangible assets. The fair value the Company calculated includes multiple assumptions of its future operations to determine future discounted cash flows including but not limited to such factors as sales levels, gross margin rates, capital requirements and discount rates. The carrying value of goodwill is considered impaired when a reporting unit’s fair value is less than its carrying value. In that event, goodwill impairment is recognized to the extent recorded goodwill exceeds the implied fair value of that goodwill. As the Company continues to face a challenging housing environment and general uncertainty in the U.S. economy, its assumptions may change significantly in the future resulting in further goodwill impairments in future periods. See Note 2, “Goodwill and Other Intangible Assets” for additional information.

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

Shipping and Handling — Costs associated with shipping and handling products to the Company’s customers are charged to operating expense. Shipping and handling costs were approximately $25.3 million, $25.7 million and $38.4 million in 2010, 2009 and 2008, respectively.

Income Taxes — Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized are for tax purposes using currently enacted tax rates. A valuation allowance would be established to reduce deferred income tax assets if it is more likely than not that a deferred tax asset will not be realized. The Company includes interest and penalties related to uncertain tax positions in income tax expense. See Note 10, “Income Taxes” for additional information.

Net Loss Per Share — Basic net loss per share is computed by dividing loss available to common stockholders by weighted average shares outstanding. Diluted net loss per share reflects the effect of all other potentially dilutive common shares using the treasury stock method. See Note 11, “Basic and Diluted Net Loss Per Share” for additional information.

Accounting For Stock-Based Compensation — The Company has stock-based compensation plans covering the majority of its employee groups and a plan covering the Company’s Board of Directors. The Company accounts for share-based compensation utilizing the fair value recognition provisions of ASC 718, “Compensation-Stock Compensation”. The Company recognizes compensation cost for equity awards on a straight-line basis over the requisite service period for the entire award. See Note 9, “Stock and Incentive Compensation Plans” for additional information.

Concentration of Credit Risk — The Company is engaged in the distribution of building materials throughout the United States. The Company grants credit to customers, substantially all of whom are dependent upon the construction sector. The Company periodically evaluates its customers’ financial condition but does not generally require collateral. A significant portion of our sales are concentrated with a relatively small number of our customers. Our top ten customers represent 39% of our sales. In 2010 and 2009, the Company had a single customer representing 11% of total sales in both years. This customer is a buying group for multiple building material dealers.

Segments — ASC 280, “Segment Reporting”, defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. At December 31, 2010 and 2009, under the definition of a segment, each of our branches is considered an operating segment of our business. Under ASC 280, operating segments may be aggregated if the operating segments have similar economic characteristics and if the nature of the products, distribution methods, customers and regulatory environments are similar. The Company has aggregated its branches into one reporting segment, consistent with ASC 280.

2.	GOODWILL AND OTHER INTANGIBLE ASSETS

Under ASC 350, “Goodwill and Other”, goodwill is reviewed for impairment annually or more frequently if certain indicators arise. In addition, the statement requires reassessment of the useful lives of previously recognized intangible assets.

ASC 350 prescribes a two-step process for impairment testing of goodwill. During the fourth quarter of 2010 and 2009, the Company performed the annual test for impairment of its reporting units. The Company did not record impairment charges in 2010. The Company recorded $1.0 million goodwill impairment in 2009 and $8.5 million in 2008. The 2009 goodwill impairment resulted from the continued decline in the Arizona housing market and was recorded in the second quarter. In the first quarter of 2008, the Company recorded $6.9 million in goodwill impairments primarily related to facilities in its Texas and California markets. In the fourth quarter of 2008, the Company recorded $1.6 million in goodwill impairments primarily related to facilities in its Florida markets. In 2009 and 2008, the Company disposed of reporting units that had goodwill of $0.4 million and $0.2 million, respectively.

The following table summarizes goodwill activity for the three years ended December 31, 2010 (in millions):

		Accumulated
	Goodwill	Impairments	Goodwill, Net

Balance at January 1, 2008	$18.7	$(0.4)	$18.3
Impairments 2008	—	(8.7)	(8.7)
Disposal of business units	(0.2)	0.2	—

Balance at December 31, 2008	18.5	(8.9)	9.6

Impairments 2009		(1.0)	(1.0)
Disposal of business units	(0.4)	0.4	—

Balance at December 31, 2009	18.1	(9.5)	8.6

No activity in 2010	—	—	—

Balance at December 31, 2010	$18.1	$(9.5)	$8.6

			Accumulated
	Cost		Amortization
	2010	2009	2010	2009

Amortizable intangible assets:(1)
Customer relationships	$1.4	$1.4	$0.4	$0.3
Covenant not to compete	—	2.5	—	2.1

(1)	Amortizable intangible assets are included in “Other Assets”.

The Company recorded amortization expense of $0.5 million, $0.6 million and $0.5 million for the years ended December 31, 2010, 2009 and 2008, respectively. The contract for the covenant not to compete for $2.5 million expired in 2010 and was fully amortized. The Company expects to record amortization expense for its existing intangible assets of approximately $0.1 million in each year 2011 through 2015, and in total, approximately $0.5 million thereafter.

3.	ALLOWANCE FOR DOUBTFUL ACCOUNTS

The allowance for doubtful accounts consisted of the following (in millions):

	December 31,
	2010	2009	2008

Balance at beginning of year	$0.7	$1.4	$0.8
Provision charged to expense	0.6	0.8	2.0
Write-offs, less recoveries	(0.6)	(1.5)	(1.4)

Balance at end of year	$0.7	$0.7	$1.4

The Company recorded bad debt expense of 0.1%, 0.2% and 0.3% of net sales in 2010, 2009 and 2008, respectively.

4.	LONG-TERM DEBT

Debt consisted of the following (in millions):

	December 31,
	2010	2009

Revolving credit facility	$41.7	$34.6
Other obligations	0.4	0.8

Total debt	42.1	35.4
Less current portion	0.2	0.6

Long-term debt	$41.9	$34.8

Credit Agreement — On September 3, 2010, the Company amended and restated its existing credit agreement. The amended and restated credit agreement establishes a four-year, $120.0 million, asset based senior secured revolving credit facility (“credit facility”). Among other things, the credit facility increases the applicable interest rate margins and reduces the threshold of excess availability before the fixed charge coverage ratio must be tested from $25.0 million to a range of $10.0 million to $15.0 million depending on the Company’s borrowing base as defined in the agreement. In addition, the fixed charge cover ratio is reduced from 1.70:1.00 to 1.25:1.00. Borrowing availability under the credit facility is based on eligible accounts receivable, inventory and real estate. The real estate component of the borrowing base amortizes monthly over ten years on a straight-line basis. The Company must also pay an unused commitment fee in the range of 0.30% to 0.375% per annum. The entire unpaid balance under the credit facility is due and payable on September 3, 2014, the maturity date of the credit agreement. The Company incurred $1.4 million in debt issuance costs associated with the credit facility which is included in “other assets-other” and amortized over the term of the new arrangement.

At December 31, 2010, under the credit facility, the Company had revolving credit borrowings of $41.7 million outstanding at a weighted average interest rate of 2.83%, letters of credit outstanding totaling $5.2 million, primarily for health and workers’ compensation insurance, and $26.7 million of additional committed borrowing capacity. In addition, the Company had $0.4 million of capital lease and other obligations outstanding at December 31, 2010. The fixed charge coverage ratio testing threshold was $10.0 million at December 31, 2010.

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

The Company believes that cash generated from its operations and funds available under the credit facility will provide sufficient funds to meet its currently anticipated short-term and long-term liquidity and capital expenditure requirements. In 2010, the minimum fixed charge coverage ratio was not required to be tested as excess borrowing availability was greater than the minimum threshold. However, if availability would have fallen below that threshold, the Company would not have met the minimum fixed charge coverage ratio, and it would not have achieved sufficient financial results necessary to satisfy this covenant if it were required to be tested. If the Company was unable to maintain excess borrowing availability of more than the applicable amount in the range of $10.0 million to $15.0 million and were also unable to comply with this financial covenant, its lenders would have the right, but not the obligation, to terminate the loan commitments and accelerate the repayment of the entire amount outstanding under the credit facility. The lenders could also foreclose on the Company’s assets that secure the credit facility. In that event, the Company would be forced to seek alternative sources of financing, which may not be available on terms acceptable to it, or at all.

Maturities — At December 31, 2010, the aggregate scheduled maturities of debt are as follows (in millions):

2011	$0.2
2012	0.1
2013	—
2014	41.7
2015	0.1
Thereafter	—

Total	$42.1

The fair value of long-term debt, as calculated using the aggregate cash flows from principal and interest payments over the life of the debt, was approximately $41.7 million and $34.3 million at December 31, 2010 and 2009, respectively, based upon a discounted cash flow analysis using current market interest rates. The fair value measurement inputs for long-term debt are classified as Level 3 (unobservable inputs) in the valuation hierarchy as defined by ASC 820, “Fair Value Measurements and Disclosures”.

5.	PREFERRED SHARE PURCHASE RIGHTS

In December 1999, the Company adopted a Shareholder Rights Plan. The rights terminated on December 6, 2009. The Company has authorized 5.0 million shares of $0.01 par value preferred stock, of which 250,000 shares have been designated as Series A Junior Participating Preferred Stock.

6.	OTHER CURRENT LIABILITIES

The Company has other current liabilities at December 31, 2010 and December 31, 2009 of $13.2 million and $12.4 million, respectively. Liabilities for self-insurance accruals were $2.4 million and $2.0 million and amounts due for sales incentive programs were $2.7 million and $2.0 million at December 31, 2010 and 2009, respectively. The amounts are included in “Other accrued liabilities” on the balance sheet.

7.	COMMITMENTS AND CONTINGENCIES

The Company leases certain of its vehicles, equipment and distribution facilities from various third parties with non-cancelable operating leases with various terms. Certain leases contain renewal or purchase options. Future minimum payments, by year, and in the aggregate, under these leases with initial terms of one year or more consisted of the following at December 31, 2010 (in millions):

	Non-Cancelable	Minimum
	Operating	Sublease
	Leases	Income	Net

2011	$13.0	$(1.5)	$11.5
2012	10.9	(1.3)	9.6
2013	7.2	(1.2)	6.0
2014	5.2	(0.9)	4.3
2015	4.7	(0.6)	4.1
Thereafter	5.2	—	5.2

Total minimum lease payments	$46.2	$(5.5)	$40.7

Operating lease obligations expire in varying amounts through 2020. Rental expense for all operating leases was $15.4 million, $17.0 million and $20.7 million in 2010, 2009 and 2008, respectively. Sublease income was $1.0 million, $0.9 million and $0.6 million in 2010, 2009 and 2008, respectively.

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

In 1995, Huttig was identified as a potentially responsible party in connection with the clean up of contamination at a formerly owned property in Montana that was used for the manufacture of wood windows. Huttig is voluntarily remediating this property under the oversight of and in cooperation with the Montana Department of Environmental Quality (Montana DEQ) and is complying with a 1995 unilateral administrative order of the Montana DEQ to complete a remedial investigation and feasibility study. The remedial investigation was completed and approved in 1998 by the Montana DEQ, which has issued its final risk assessment of this property. In March 2003, the Montana DEQ approved Huttig’s work plan for conducting a feasibility study to evaluate alternatives for cleanup. In July 2004, the Company submitted the feasibility study report, which evaluated several potential remedies, including continuation and enhancement of remedial measures already in place and operating. Huttig also submitted plans for testing a newer technology that could effectively remediate the site. The Montana DEQ approved these plans and a pilot test of the remediation technology was completed in July 2007. The Montana DEQ is in the process of reviewing the results of the pilot test. After evaluating the results of the pilot test, the Montana DEQ will comment on the feasibility study report and its recommended remedy, and then will select a final remedy, publish a record of decision and negotiate with Huttig for an administrative order of consent on the implementation of the final remedy. Huttig spent less than $0.2 million on remediation costs at this site in each of the years ended December 31, 2010 and 2009. The annual level of future remediation expenditures is difficult to estimate because of the uncertainty relating to the final remedy to be selected by the Montana DEQ. As of December 31, 2010, the Company has accrued $0.6 million for future costs of remediating this site, which management believes represents a reasonable estimate, based on current facts and circumstances, of the currently expected costs of remediation. Until the Montana DEQ selects a final remedy, however, management cannot estimate the top of the range of loss or cost to Huttig of the final remediation order. As a result, the Company may incur material adverse effect on its consolidated financial statements in the future with respect to this property.

In addition, some of the Company’s current and former distribution centers are located in areas of current or former industrial activity where environmental contamination may have occurred, and for which it, among others, could be held responsible. The Company currently believes that there are no material environmental liabilities at any of our distribution center locations.

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

Defined Benefit Plans — The Company participates in several multi-employer pension plans that provide benefits to certain employees under collective bargaining agreements. Total contributions to these plans were $0.5 million, $0.6 million and $0.7 million in 2010, 2009 and 2008, respectively.

Defined Contribution Plans — The Company sponsors a qualified defined contribution plan covering substantially all its employees. The plan provides for Company matching contributions based upon a percentage of the employee’s voluntary contributions. The Company suspended the matching contributions effective January 2009. The Company’s matching contribution was $1.0 million for the year ended December 31, 2008.

The Company has established a nonqualified deferred compensation plan to allow for the deferral of employee voluntary contributions that are limited under the Company’s existing qualified defined contribution plan. The plan provides for deferral of up to 44% of an employee’s total compensation and matching contributions based upon a percentage of the employee’s voluntary contributions. The Company has made no contributions to this plan in 2010, 2009 and 2008.

9.	STOCK AND INCENTIVE COMPENSATION PLANS

EVA Incentive Compensation Plan

The Company’s EVA Incentive Compensation Plan is intended to maximize shareholder value by aligning management’s interests with those of shareholders by rewarding management for sustainable and continuous improvement in operating results. The Company recorded $0.8 million in expense related to this plan in 2010. No expense was recorded under this plan in 2009 and 2008.

2005 Executive Incentive Compensation Plan

In 2005, the Company’s Board of Directors adopted, and the Company’s stockholders approved the 2005 Executive Incentive Compensation Plan under which incentive awards of up to 675,000 shares of common stock may be granted. In 2007, this plan was amended to increase the number of shares that may be granted by 750,000 shares, to 1,425,000. In 2009, this plan was further amended to increase the number of shares that may be granted by 2,000,000 shares, to 3,425,000. In addition, upon adoption of this plan, no further awards may be issued under either the 1999 Stock Incentive Plan or the 2001 Stock Incentive Plan; however, shares forfeited under those plans are available for subsequent issuance under this Plan. The Plan allows the Company to grant awards to key employees, including restricted stock awards and stock options, subject primarily to the requirement of continued employment. The awards for this Plan are available for grant over a ten-year period unless terminated earlier by the Board of Directors. No options were issued in 2010, 2009 or 2008. In 2010, the Company granted 913,750 shares of restricted stock. In 2009, the Company granted 698,500 shares of restricted stock. In 2008, the Company granted 389,750 shares of restricted stock. No monetary consideration is paid by employees who receive restricted stock. Restricted stock can be granted with or without performance restrictions.

2005 Non-Employee Directors’ Restricted Stock Plan

In 2005, the Company’s Board of Directors adopted and the Company’s stockholders approved the 2005 Non-Employee Directors’ Restricted Stock Plan providing for awards of restricted stock and restricted stock units to directors who are not employees of the Company. This plan replaced the 1999 Non-Employee Director Restricted Stock Plan. This Plan authorizes the granting of awards of up to 75,000 shares of stock. In 2009 this plan was amended to increase the number of shares that may be granted by 200,000 shares, to 275,000. The awards for this plan are available for grant over a ten-year period unless terminated earlier by the Board of Directors. In 2010, the Company granted 52,500 restricted stock units. The 2010 grant of restricted stock units vests on the date of the 2011 shareholders’ meeting. In 2009, no shares were granted under this plan. In 2008, the Company granted 27,648 restricted stock units. The 2008 grant of restricted stock units vested on the date of the 2009 annual shareholders’ meeting.

Accounting For Stock-Based Compensation

The Company recognized approximately $0.8 million and $0.9 million in non-cash stock compensation expense with no tax benefits for restricted stock awards in 2010 and 2009, respectively. The Company recognized approximately $1.3 million, or $1.1 million, net of tax effects, in non-cash stock-based compensation expense for 2008, comprised of stock options ($0.1 million) and restricted stock awards ($1.2 million). Cash received from the exercise of stock options in 2008 was $0.4 million.

At December 31, 2010, the Company had 1,638,461 shares available under all of the stock compensation plans. On January 24, 2011, the Company issued 817,750 restricted shares.

Stock Options

The fair value of each option award is estimated as of the date of grant using the Black-Scholes option pricing model. The Company has not granted stock options in 2010, 2009 or 2008.

The following table summarizes the stock option transactions pursuant to the Company’s stock incentive plans for the three years ended December 31, 2010:

					Average
		Weighted	Average	Aggregate	Remaining	Unrecognized
		Average	Remaining	Intrinsic	Vesting	Compensation
	Shares	Exercise Price	Contractual	Value	Period	Expense
	(000’s)	Per Share	Term (Years)	(000’s)	(Months)	(000’s)

Options Outstanding at January 1, 2008	895	$5.72
Granted	—	—
Exercised	(170)	2.30
Forfeited	(260)	5.56

Options Outstanding at December 31, 2008	465	7.06
Granted	—	—
Exercised	—	—
Forfeited	(73)	8.15

Options Outstanding at December 31, 2009	392	6.85
Granted	—	—
Exercised	—	—
Forfeited	(141)	5.16

Options Outstanding at December 31, 2010	251	$7.81	3.6	—	—	$—

Exercisable at December 31, 2010	251	$7.81	3.6	—	N/A	N/A

The following table summarizes information about stock options outstanding at December 31, 2010:

	Options Outstanding
		Weighted Average		Options Exercisable
	Number	Remaining		Number
Range of	Outstanding	Contractual Life	Weighted Average	Exercisable	Weighted Average
Exercise Price	(000’s)	(Years)	Exercise Price	(000’s)	Exercise Price

$2.98	2	2.6	$2.98	2	$2.98
$4.29 — $4.40	40	0.1	4.34	40	4.34
$7.23	76	3.3	7.23	76	7.23
$8.69 — $8.78	80	5.1	8.78	80	8.78
$9.12 — $10.09	53	4.4	10.00	53	10.00

Total	251	3.6	$7.81	251	$7.81

Restricted Stock and Restricted Stock Units

Restricted stock grants are recorded as unearned compensation on the date of grant in additional paid in capital at fair market value. The unearned compensation is being amortized to expense over the respective vesting periods.

The following summary presents the information regarding the restricted stock and restricted stock units for the three years ended December 31, 2010:

					Average
		Weighted	Average	Aggregate	Remaining	Unrecognized
		Average	Remaining	Intrinsic	Vesting	Compensation
	Shares	Grant Date	Contractual	Value	Period	Expense
	(000’s)	Fair Value	Term (Years)	(000’s)	(Months)	(000’s)

Outstanding at January 1, 2008	342	$6.95
Granted	480	3.86
Restricted stock vested	(132)	7.41
Forfeited	(92)	5.08

Outstanding at December 31, 2008	598	4.73
Granted	699	0.42
Restricted stock vested	(209)	4.95
Forfeited	(92)	1.52

Outstanding at December 31, 2009	996	1.96
Granted	966	0.70
Restricted stock vested	(387)	2.43
Forfeited	(155)	0.93

Outstanding at December 31, 2010	1,420	$1.09	8.6	$1,349	11	$553

Restricted stock units vested at
December 31, 2010	60	$5.70	6.3	$57	N/A	N/A

10.	INCOME TAXES

The provision for income taxes, relating to continuing operations, is composed of the following (in millions):

	2010	2009	2008

Current:
U.S. Federal tax (benefit)	$(0.2)	$(3.9)	$—
State and local tax	0.1	—	0.1

Total current	(0.1)	(3.9)	0.1

Deferred:
U.S. Federal tax (benefit)	(0.3)	1.0	(4.1)
State and local tax	—	0.1	—

Total deferred	(0.3)	1.1	(4.1)

Total income tax (benefit)	$(0.4)	$(2.8)	$(4.0)

A reconciliation of income taxes based on the application of the statutory federal income tax rate to income taxes as set forth in the consolidated statements of operations follows:

	2010	2009	2008

Federal statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in taxes resulting from:
State and local taxes	2.0	2.0	1.8
Contingency accrual adjustment	0.4	(0.2)	0.2
Valuation allowance adjustment	(36.5)	(24.1)	(23.3)
Nondeductible items	(0.4)	(0.3)	(3.4)
Discountinued operations utilization	1.5	—	—
Other, net	0.1	—	(0.1)

Effective income tax rate	2.1%	12.4%	10.2%

In 2010, 2009 and 2008, the Company recorded a loss from continuing operations before income taxes of $19.8 million, $22.6 million and $39.2 million, respectively. The Company carried a portion of its 2008 losses back to amend previous years’ returns and recorded a receivable at December 31, 2009 of $3.1 million as a result of the Worker, Homeownership, and Business Assistance Act of 2009. The Company was able to carry back substantially all of the losses in 2007 to previous years’ returns. The loss before continuing operations in 2009 and the balance of the losses of 2008 can not be carried back to an open year with taxable income and as such, the Company has recorded valuation allowances of $6.5 million and $5.5 million for 2010 and 2009, respectively.

Deferred income taxes at December 31, 2010 and 2009 are comprised of the following (in millions):

	2010		2009
	Assets	Liabilities	Assets	Liabilities

Property, plant and equipment	$0.4	$—	$0.8	$—
Goodwill	1.1	—	1.3	—
Employee benefits related	1.5	—	1.4	—
Inventories	0.6	—	1.1	—
LIFO	—	8.3	—	8.9
Insurance related	0.8	—	0.8	—
Other accrued liabilities	1.5	—	1.2	—
Accounts receivables	0.4	—	0.5	—
Income tax loss carryforwards	29.0	—	22.2	—
Other	0.1	0.6	0.1	0.5

Gross deferred tax assets and liabilities	35.4	8.9	29.4	9.4
Valuation allowance	(26.5)	—	(20.0)	—

Total	$8.9	$8.9	$9.4	$9.4

Huttig has gross deferred tax assets of $35.4 million and a valuation allowance of $26.5 million netting to deferred tax assets of $8.9 million at December 31, 2010. After classifying $0.7 of short-term deferred tax assets with short-term deferred tax liabilities, the Company has current deferred tax liabilities of $8.2 million at December 31, 2010. The Company expects its deferred tax liabilities to be settled with utilization of its deferred tax assets. The deferred tax liabilities enable the Company to partially utilize the deferred tax assets at December 31, 2010 and the balance of the deferred tax assets are covered by the Company’s valuation allowance. The Company is not relying on future pre-tax income at December 31, 2010 to support the utilization of the deferred tax assets.

The Company has both federal and state tax loss carryforwards reflected above. The Company’s federal tax loss carryforwards of approximately $61 million will begin to expire in 2028. The state tax loss carryforwards have expiration dates extending out to 2029. The total deferred income tax assets (liabilities) as presented in the accompanying consolidated balance sheets are as follows (in millions):

	2010	2009

Net current deferred taxes	$(8.2)	$(8.2)
Net long-term deferred taxes	8.2	8.2

Huttig had approximately $0.3 million of unrecognized tax benefits as of December 31, 2010, all of which, if recognized, would affect the effective income tax rate in future periods. The Company does not expect any significant increases or decreases to its unrecognized tax benefits within 12 months of this reporting date.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	2010	2009

Beginning Balance	$0.3	$0.3
Additions	—	0.1
Lapse of statute of limitations	—	(0.1)

Ending Balance	$0.3	$0.3

The Company has $0.3 million of unrecognized tax benefits at December 31, 2010 and 2009 and $0.1 million of accrued interest related to uncertain tax positions included in “Other non-current liabilities” at December 31, 2010 and 2009.

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

The following table sets forth the computation of net loss per basic and diluted share (net loss amounts in millions, share amounts in thousands, per share amounts in dollars):

	2010	2009	2008

Net loss available to common shareholders (numerator)
Net loss from continuing operations	$(19.4)	$(19.8)	$(35.2)
Net loss from discontinued operations	0.5	(0.7)	(0.2)

Net loss (numerator)	$(18.9)	$(20.5)	$(35.4)

Weighted average shares outstanding (denominator)
Basic and diluted shares — continuing operations and basic shares — discontinued operations	21,547	21,190	20,923
Non-vested restricted shares and restricted stock units
impacting — income from discontinued operations	964	—	—

Diluted shares — discontinued operations	22,511	21,190	20,923

Net income (loss) per share — Basic and Diluted
Net loss from continuing operations	$(0.90)	$(0.94)	$(1.68)
Net income (loss) from discontinued operations	0.02	(0.03)	(0.01)

Net loss	$(0.88)	$(0.97)	$(1.69)

At December 31, 2010, 2009 and 2008, all outstanding stock options and all non-vested restricted shares were anti-dilutive. Anti-dilutive shares were not included in the computations of diluted loss per share amounts in 2010, 2009 and 2008 for continuing operations, however, in 964,000 shares of restricted stock were dilutive for discontinued operations.

12.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table provides selected consolidated financial information from continuing operations on a quarterly basis for each quarter of 2010 and 2009. The Company’s business is seasonal and particularly sensitive to weather conditions. Interim amounts are therefore subject to significant fluctuations (in millions, except per share data).

	First	Second	Third	Fourth	Full
	Quarter	Quarter	Quarter	Quarter	Year

2010
Net sales	$103.5	$133.9	$127.2	$103.1	$467.7
Gross profit	19.2	24.7	22.8	18.5	85.2
Operating loss	(6.3)	(1.8)	(3.8)	(5.8)	(17.7)
Net loss from continuing operations	(6.6)	(2.3)	(4.4)	(6.1)	(19.4)
Net income (loss) from discontinued operations	0.8	—	(0.1)	(0.2)	0.5
Net income (loss) per share — Diluted
Net loss from continuing operations	$(0.31)	$(0.11)	$(0.20)	$(0.28)	$(0.90)
Net income (loss) from discontinued operations	0.04	—	(0.01)	(0.01)	0.02

Net loss	$(0.27)	$(0.11)	$(0.21)	$(0.29)	$(0.88)

2009
Net sales	$100.0	$119.9	$131.4	$103.9	$455.2
Gross profit	15.8	21.6	25.3	21.4	84.1
Operating loss	(12.8)	(5.6)	(0.5)	(2.2)	(21.1)
Net income (loss) from continuing operations	(13.7)	(5.9)	(1.0)	0.8	(19.8)
Net income (loss) from discontinued operations	(0.6)	(0.1)	(0.1)	0.1	(0.7)
Net income (loss) per share — Diluted
Net income (loss) from continuing operations	$(0.65)	$(0.28)	$(0.05)	$0.03	$(0.94)
Net loss from discontinued operations	(0.03)	—	—	—	(0.03)

Net income (loss)	$(0.68)	$(0.28)	$(0.05)	$0.03	$(0.97)

13.	DISCONTINUED OPERATIONS

Huttig sold its mouldings manufacturer, American Pine Products in August of 2004, and its one-step branches in three separate transactions in August and December of 2004, and in February of 2005. These operations are accounted for as discontinued operations. The discontinued operations of the Company had no sales in 2010, 2009 and 2008. In 2010, income from discontinued operations of $0.5 million, net of $0.3 million tax expense, was recorded. A loss from discontinued operations, net of taxes, of $0.7 million and $0.2 million was recorded in 2009 and 2008, respectively.

14.	BRANCH CLOSURES AND OTHER SEVERANCE

In 2010, the Company recorded $0.3 in operating charges from prior closures in the caption “Operating expenses” on its consolidated income statement.

In 2009, the Company closed its Atlanta, Georgia; Anchorage, Alaska and Indianapolis, Indiana branch operations. The Company recorded $1.4 million in operating charges from the closures in the caption “Operating expenses” on its consolidated statements of operations for 2009. In addition, the Company recorded a $0.9 million LIFO inventory liquidation benefit which was partially offset by a $0.6 million net write down of inventory. The net result of $0.3 million is recorded in the caption “Cost of sales” on its consolidated statements of operations for 2009.

In 2008, the Company closed its Fresno, California; Springfield, Missouri; Jackson, Tennessee; Fredericksburg, Virginia, and Macon, Georgia branch operations. The Company recorded $2.1 million in operating charges from the closures in the caption “Operating expenses” on its consolidated statements of operations for 2008. In addition, the Company recorded $1.0 million in inventory losses related to the branch closures recorded in the caption “Cost of sales” on its consolidated statements of operations for 2008.

The Company had $0.9 million in accruals related to severance and the remaining building lease rentals that will be paid out over the terms of the various leases through 2015 recorded in the caption “Accrued compensation” and “Other accrued liabilities” on its consolidated balance sheets at December 31, 2010 and 2009.

Branch Closure Reserve and Other Severance (in millions)

		Operating
	Inventory	Expenses	Total

January 1, 2008	$—	$1.8	$1.8
Branch closures and other severance	1.0	2.1	3.1
Amount paid/utilized	(1.0)	(3.0)	(4.0)

Balance December 31, 2008	—	0.9	0.9
Branch closures and other severance	(0.3)	1.4	1.1
Amount paid/utilized	0.3	(1.4)	(1.1)

Balance December 31, 2009	—	0.9	0.9
Branch closures and other severance	—	0.3	0.3
Amount paid/utilized	—	(0.3)	(0.3)

Balance December 31, 2010	$—	$0.9	$0.9

ITEM 8 —	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 8A —	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures — The Company, under the supervision and with the participation of our Disclosure Committee and management, including our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective as of December 31, 2010 in all material respects in (a) causing information required to be disclosed by us in reports that we file or submit under the Securities and Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (b) causing such information to be accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control on financial reporting during the Company’s fiscal fourth quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management’s Report on Internal Control Over Financial Reporting — The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of Huttig Building Products, Inc.’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

ITEM 8B —	OTHER INFORMATION

None.

ITEM 9B —	OTHER INFORMATION

2010 EVA Bonus Awards

On February 22, 2011, the Board of Directors (the “Board”) of the Company, upon recommendation of the Management Organization & Compensation Committee (the “Committee”), approved the award of cash bonuses for 2010 under the Company’s EVA Incentive Compensation Plan (the “EVA Plan”), in which all of the named executive officers participate. EVA is a measurement of the amount by which the Company’s after-tax profits, after certain adjustments, exceed the cost of capital employed by the Company. After the end of the year, the Committee approves the cost of capital used in the formula and determines the amount of the EVA bonus pool available for awards. The amount of the EVA bonus pool for 2010 was determined to be $768,000, of which a total of $378,852 was allocated to the named executive officers as follows:

2010
Executive Officer	EVA Bonus Award

Jon P. Vrabely — President and Chief Executive Officer	$200,430
Philip W. Keipp — Vice President and Chief Financial Officer	$95,892
Gregory W. Gurley — Vice President, Product Management and Marketing	$82,530

The Board, upon recommendation of the Committee, also determined that no portion of the 2010 EVA bonus awards would be “banked” or subject to forfeiture, assuming continued employment. The awards to the named executive officers are to be paid on such date or dates as determined by Mr. Vrabely, in his discretion, subject to approval by the Executive Committee of the Board.

PART III

ITEM 9 —	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding executive officers and directors of Huttig is set forth in the Company’s definitive proxy statement for its 2011 Annual Meeting of Stockholders (the “2011 Proxy Statement”) under the caption “Executive Officers” and “Election of Directors”, respectively, and is incorporated herein by reference. Information regarding Section 16(a) beneficial ownership reporting compliance is set forth in the 2011 Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

The information regarding the Company’s “audit committee financial expert” and identification of the members of the Audit Committee of the Company’s Board of Directors is set forth in the 2011 Proxy Statement under the caption “Board Committees” and is incorporated herein by reference.

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

ITEM 10 —	EXECUTIVE COMPENSATION

The information required by Item 10 is set forth in the 2011 Proxy Statement under the captions “Board of Directors and Committees of the Board of Directors,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Report on Executive Compensation by the Management Organization and Compensation Committee of the Company” and is incorporated herein by reference.

ITEM 11 —	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except as set forth below, the information required by Item 11 is set forth in the 2011 Proxy Statement under the captions “Beneficial Ownership of Common Stock by Directors and Management” and “Principal Stockholders of the Company,” and is incorporated herein by reference.

Equity Compensation Plan Information

The following table presents information, as of December 31, 2010, for equity compensation plans under which Huttig’s equity securities are authorized for issuance.

Number of Securities
Remaining Available
	Number of			for Future Issuance
	Securities to be			Under Equity
	Issued upon		Weighted-Average	Compensation Plans
	Exercise of		Exercise Price of	(Excluding
	Outstanding		Outstanding	Securities
	Options, Warrants		Options, Warrants	Reflected in Column
	and Rights		and Rights	(a))
Plan Category	(a)		(b)	(c)

Equity compensation plans approved by security holders	270,880		$2.97	0	(1)
Equity compensation plans not approved by security holders(2)	40,000	(3)	$4.34	1,638,461

Total	310,880		$3.14	1,638,461

(1)	All securities have been issued under equity compensation plans approved by the shareholders at December 31, 2010.

(2)	Includes written option agreements providing for option grants to certain of the Company’s non-employee directors (see footnote (3) below).

(3)	Includes options to purchase 20,000 shares at a per share exercise price of $4.34 granted on January 22, 2001 to each of Messrs. Bigelow and Forté both of whom are directors of the Company. All of these options have vested in full.

ITEM 12 —	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 12 is set forth in the 2011 Proxy Statement under the caption “Certain Relationships and Related Transactions and Director Independence,” and is incorporated herein by reference.

ITEM 13 —	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 13 is set forth in the 2011 Proxy Statement under the caption “Principal Accounting Firm Services and Fees,” and is incorporated herein by reference.

PART IV

ITEM 14 —	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

1. Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2010 and 2009

Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December

31, 2010, 2009 and 2008

Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008

Notes to Consolidated Financial Statements

2. Exhibits:

Exhibit Index

3.1		Restated Certificate of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to the Form 10 filed with the Commission on September 21, 1999.)
3.2		Amended and Restated Bylaws of the Company as amended as of September 26, 2007. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 28, 2007.)
4.1		Certificate of Designations of Series A Junior Participating Preferred Stock of the Company. (Incorporated by reference to Exhibit 4.6 to the 1999 Form 10-K.)
4.2		Amended and Restated Revolving Credit Agreement dated as of September 3, 2010, among the Company, Huttig Inc., General Electric Capital Corporation, as agent, co-syndication agent and lenders, Wells Fargo Capital Finance, LLC, as letter of credit issuer, co-collateral agent, co-syndication agent and lender and the other lenders signatory thereto from time to time (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 10, 2010)
10.1		Tax Allocation Agreement by and between Crane and the Company dated December 16, 1999. (Incorporated by reference to Exhibit 10.1 to the 1999 Form 10-K.)
10.2		Employee Matters Agreement between Crane and the Company dated December 16, 1999. (Incorporated by reference to Exhibit 10.2 to the 1999 Form 10-K.)
*10	.3	1999 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.5 to Amendment No. 4 to the Form 10 filed with the Commission on December 6, 1999.)
*10	.4	Form of Stock Option Agreement under the Company’s 1999 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.6 to the 1999 Form 10-K.)
*10	.5	Amended and Restated 2001 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.)
*10	.6	Form of Stock Option Agreement under the Company’s 2001 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (the “2001 Form 10-K”).)
*10	.7	Form of Indemnification Agreement for Executive Officers and Directors. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 4, 2005.)
10.8		Registration Rights Agreement by and between The Rugby Group PLC and the Company dated December 16, 1999. (Incorporated by reference to Exhibit 10.14 to the 1999 Form 10-K.)
10.9		Letter Agreement dated August 20, 2001 between the Company and The Rugby Group Limited. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 29, 2001)
10.10		Joint Defense Agreement dated January 19, 2005, between the Company and The Rugby Group Ltd. and Rugby IPD Corp (Incorporated herein by reference to Exhibit 10.29 to the 2004 Form 10-K)+
*10	.11	Amendment No. 1 to 1999 Stock Incentive Plan (Incorporated by reference to Exhibit 10.35 to the Company’s Form 10-K/A (Amendment No. 1) filed with the Commission on August 8, 2005)
*10	.12	Amendment No. 1 to Amended and Restated 2001 Stock Incentive Plan (Incorporated by reference to Exhibit 10.36 to the Company’s Form 10-K/A (Amendment No. 1) filed with the Commission on August 8, 2005)
*10	.13	EVA Incentive Compensation Plan (as amended effective January 1, 2004) (Incorporated by reference to Exhibit 10.38 to the Company’s Form 10-K/A (Amendment No. 2) filed with the Commission on October 17, 2005)
*10	.14	2005 Executive Incentive Compensation Plan, Second Amendment and Restatement Effective December 8, 2009 (Incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 Registration Statement filed with the Commission on January 26, 2010)
*10	.15	2005 Nonemployee Directors’ Restricted Stock Plan, As Amended and Restated Effective December 8, 2009 (Incorporated by reference to Exhibit 4.2 to the Company’s Form S-8 Registration Statement filed with the Commission on January 26, 2010)

*10	.16	Form of Restricted Stock Agreement under 2005 Executive Incentive Compensation Plan (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2005)
*10	.17	Form of Stock Option Agreement under 2005 Executive Compensation Plan (Incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2005)
*10	.18	Form of Restricted Stock Unit Agreement under the 2005 Nonemployee Directors’ Restricted Stock Plan (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)
*10	.19	EVA Executive Incentive Plan for the year 2006 (Incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.)
*10	.20	Executive Agreement dated December 4, 2006 between Jon P. Vrabely and the Company (Incorporated herein by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.)
*10	.21	Deferred Compensation Plan — 2008 Restatement (Incorporated herein by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)
*10	.22	Amended and Restated Executive Agreement between Huttig Building Products, Inc. and Jon Vrabely effective as of June 24, 2008 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2008)
*10	.23	Offer Letter dated June 24, 2009 from the Company to Philip W. Keipp (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on July 2, 2009)
*10	.24	Amendment No. 1 to Amended and Restated Executive Agreement between the Company and Jon P. Vrabely effective September 28, 2009 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009)
*10	.25	Form of Letter Amendment to Change in Control Agreements (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009)
*10	.26	Amendment No. 2 to Amended and Restated Executive Agreement between the Company and Jon P. Vrabely effective as of April 12, 2010 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2010.)
*10	.27	Compensation arrangements for certain named executive officers
*10	.28	Compensation arrangements with outside directors
*10	.29	Release of All Claims fully executed on September 7, 2010 between Richard Baltz and the Company (Incorporated by to Exhibit 10.2 to the Company’s Form 8-K filed on September 10, 2010.)
21.1		Subsidiaries
23.1		Consent of KPMG LLP, independent registered public accounting firm
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement.

+	Certain portions of this Exhibit have been omitted based on an order granting confidential treatment under the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUTTIG BUILDING PRODUCTS, INC.

By:	/s/ Jon P. Vrabely
President and Chief Executive Officer

Date: February 24, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jon P. Vrabely Jon P. Vrabely	President, Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2011

/s/ Philip W. Keipp Philip W. Keipp	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 24, 2011

/s/ R. S. Evans R. S. Evans	Chairman of the Board	February 24, 2011

/s/ E. Thayer Bigelow E. Thayer Bigelow	Director	February 24, 2011

/s/ Richard S. Forté Richard S. Forté	Director	February 24, 2011

/s/ Donald L. Glass Donald L. Glass	Director	February 24, 2011

/s/ J. Keith Matheney J. Keith Matheney	Director	February 24, 2011

/s/ Delbert H. Tanner Delbert H. Tanner	Director	February 24, 2011

/s/ Steven A. Wise Steven A. Wise	Director	February 24, 2011