Form 10-Q
period 2011-06-30
HUTTIG BUILDING PRODUCTS INC
filed 2011-08-02
CIK 1093082

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of Common Stock outstanding on June 30, 2011 was 23,648,177 shares.

Page No.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010 (unaudited)	3

Condensed Consolidated Balance Sheets as of June 30, 2011, December 31, 2010 and June 30, 2010 (unaudited)	4

Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2011 and 2010 (unaudited)	6

Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 4. Controls and Procedures	16

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	16

Item 6. Exhibits	17

Signatures	18

Exhibit Index	19
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(In Millions, Except Share and Per Share Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net sales	$130.6	$133.9	$230.1	$237.4
Cost of sales	106.2	109.2	188.4	193.5

Gross margin	24.4	24.7	41.7	43.9
Operating expenses	25.6	26.5	48.9	52.0

Operating loss	(1.2)	(1.8)	(7.2)	(8.1)
Interest expense, net	0.7	0.5	1.3	0.8

Loss from continuing operations before income taxes	(1.9)	(2.3)	(8.5)	(8.9)
(Benefit) provision for income taxes	—	—	—	—

Loss from continuing operations	(1.9)	(2.3)	(8.5)	(8.9)
(Loss) income from discontinued operations, net of taxes	—	—	(0.1)	0.8

Net loss	$(1.9)	$(2.3)	$(8.6)	$(8.1)

Net loss from continuing operations per share — basic and diluted	$(0.09)	$(0.11)	$(0.39)	$(0.41)
Net income from discontinued operations per share — basic and diluted	—	—	—	0.03

Net loss per share — basic and diluted	$(0.09)	$(0.11)	$(0.39)	$(0.38)

Weighted average shares outstanding:
Basic shares outstanding — continuing and discontinued operations	22,179,537	21,553,539	22,103,743	21,497,299
Diluted shares outstanding — continuing operations	22,179,537	21,533,539	22,103,743	21,497,299
Diluted shares outstanding — discontinued operations	22,179,537	21,553,539	22,103,743	22,142,335
See notes to condensed consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(In Millions)

	June 30,	December 31,	June 30,
	2011	2010	2010
ASSETS
CURRENT ASSETS:
Cash and equivalents	$3.0	$0.8	$1.9
Trade accounts receivable, net	56.4	37.1	57.6
Inventories	60.0	46.2	61.5
Other current assets	4.3	4.3	4.8

Total current assets	123.7	88.4	125.8

PROPERTY, PLANT AND EQUIPMENT
Land	4.9	4.9	5.4
Building and improvements	25.4	24.4	24.7
Machinery and equipment	29.5	29.1	29.0

Gross property, plant and equipment	59.8	58.4	59.1
Less accumulated depreciation	41.7	40.5	39.4

Property, plant and equipment, net	18.1	17.9	19.7

OTHER ASSETS:
Goodwill	8.6	8.6	8.6
Other	2.7	3.0	2.0
Deferred income taxes	8.0	8.2	8.0

Total other assets	19.3	19.8	18.6

TOTAL ASSETS	$161.1	$126.1	$164.1

See notes to condensed consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(In Millions, Except Share and Per Share Data)

	June 30,	December 31,	June 30,
	2011	2010	2010
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$0.1	$0.2	$0.1
Trade accounts payable	44.3	26.1	43.5
Deferred income taxes	8.0	8.2	8.0
Accrued compensation	3.3	2.3	4.1
Other accrued liabilities	12.5	13.2	11.4

Total current liabilities	68.2	50.0	67.1

NON-CURRENT LIABILITIES:
Long-term debt, less current maturities	66.9	41.9	52.5
Other non-current liabilities	1.7	1.6	1.5

Total non-current liabilities	68.6	43.5	54.0

SHAREHOLDERS’ EQUITY
Preferred shares; $.01 par (5,000,000 shares authorized)	—	—	—
Common shares; $.01 par (50,000,000 shares authorized: 23,648,177; 22,847,760; and 22,952,343 shares issued at June 30, 2011, December 31, 2010 and June 30, 2010, respectively)	0.2	0.2	0.2
Additional paid-in capital	39.3	39.0	38.6
Retained (deficit) earnings	(15.2)	(6.6)	4.2

Total shareholders’ equity	24.3	32.6	43.0

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$161.1	$126.1	$164.1

See notes to condensed consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(In Millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Cash Flows From Operating Activities:
Net loss	$(1.9)	$(2.3)	$(8.6)	$(8.1)
Adjustments to reconcile net loss to net cash used in operating activities:
Net (income) loss from discontinued operations	—	—	0.1	(0.8)
Depreciation and amortization	0.8	1.0	1.6	1.9
Stock based compensation	0.1	0.2	0.3	0.4
Other adjustments	—	0.1	—	(0.2)
Changes in operating assets and liabilities:
Trade accounts receivable	(7.8)	(7.2)	(19.3)	(15.8)
Inventories	(4.5)	(9.6)	(13.8)	(16.4)
Trade accounts payable	1.8	7.6	18.2	17.6
Other	1.5	0.9	0.2	4.3

Total cash used in operating activities	(10.0)	(9.3)	(21.3)	(17.1)

Cash Flows From Investing Activities:
Capital expenditures	(1.2)	(0.2)	(1.5)	(0.5)
Proceeds from disposition of capital assets	—	—	—	1.3

Total cash (used in) provided by investing activities	(1.2)	(0.2)	(1.5)	0.8

Cash Flows From Financing Activities:
Borrowings of debt, net	13.3	10.2	25.0	16.9

Total cash provided by financing activities	13.3	10.2	25.0	16.9

Net increase in cash and equivalents	2.1	0.7	2.2	0.6
Cash and equivalents, beginning of period	0.9	1.2	0.8	1.3

Cash and equivalents, end of period	$3.0	$1.9	$3.0	$1.9

Supplemental Disclosure of Cash Flow Information:
Interest paid	$0.6	$0.3	$0.9	$0.6
Income taxes (paid) refunded	—	(0.1)	(0.1)	3.0
Capital lease obligations financed	—	—	—	0.2
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
3. DEBT
Debt consisted of the following (in millions):

	June 30,	December 31,	June 30,
	2011	2010	2010
Revolving credit facility	$66.8	$41.7	$52.2
Other obligations	0.2	0.4	0.4

Total debt	67.0	42.1	52.6
Less current portion	0.1	0.2	0.1

Long-term debt	$66.9	$41.9	$52.5

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
     At June 30, 2011, under the credit facility, the Company had revolving credit borrowings of $66.8 million outstanding at a weighted average interest rate of 3.10%, letters of credit outstanding totaling $5.2 million, primarily for health and workers’ compensation insurance, and $33.7 million of additional committed borrowing capacity. The fixed charge coverage ratio testing threshold was $12.6 million at June 30, 2011. The Company pays an unused commitment fee in the range of 0.30% to 0.375% per annum. In addition, the Company had $0.2 million of capital lease and other obligations outstanding at June 30, 2011.
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

     The Company believes that cash generated from its operations and funds available under the credit facility will provide sufficient funds to meet its currently anticipated short-term and long-term liquidity and capital expenditure requirements. In the first six months of 2011, the minimum fixed charge coverage ratio was not required to be tested as excess borrowing availability was greater than the minimum threshold. However, if availability would have fallen below that threshold, the Company would not have met the minimum fixed charge coverage ratio. If the Company was unable to maintain excess borrowing availability of more than the applicable amount in the range of $10.0 million to $15.0 million and was also unable to comply with this financial covenant, its lenders would have the right, but not the obligation, to terminate the loan commitments and accelerate the repayment of the entire amount outstanding under the credit facility. The lenders could also foreclose on the Company’s assets that secure the credit facility. In that event, the Company would be forced to seek alternative sources of financing, which may not be available on terms acceptable to it, or at all.
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
     In 1995, Huttig was identified as a potentially responsible party in connection with the clean up of contamination at a formerly owned property in Montana that was used for the manufacture of wood windows. Huttig is voluntarily remediating this property under the oversight of and in cooperation with the Montana Department of Environmental Quality (“Montana DEQ”) and is complying with a 1995 unilateral administrative order of the Montana DEQ to complete a remedial investigation and feasibility study. The remedial investigation was completed and approved in 1998 by the Montana DEQ, which has issued its final risk assessment of this property. In March 2003, the Montana DEQ approved Huttig’s work plan for conducting a feasibility study to evaluate alternatives for cleanup. In July 2004, the Company submitted the feasibility study report, which evaluated several potential remedies, including continuation and enhancement of remedial measures already in place and operating. Huttig also submitted plans for testing a newer technology that could effectively remediate the site. The Montana DEQ approved these plans and a pilot test of the remediation technology was completed in July 2007. The Montana DEQ is in the process of reviewing the results of the pilot test. After evaluating the results of the pilot test, the Montana DEQ will comment on the feasibility study report and its recommended remedy, and then will select a final remedy, publish a record of decision and negotiate with Huttig for an administrative order of consent on the implementation of the final remedy. Huttig spent less than $0.2 million on remediation costs at this site for the six months ended June 30, 2011 and 2010. The annual level of future remediation expenditures is difficult to estimate because of the uncertainty relating to the final remedy to be selected by the Montana DEQ. As of June 30, 2011, the Company has accrued $0.7 million in “Other non-current liabilities” for future costs of remediating this site, which management believes represents a reasonable estimate, based on current facts and circumstances, of the currently expected costs of remediation. Until the Montana DEQ selects a final remedy, however, management cannot estimate the top of the range of loss or cost to Huttig of the final remediation order.
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

5. BASIC AND DILUTED SHARES
For the six months ended June 30, 2011 and 2010, all outstanding stock options and all non-vested restricted shares/units were anti-dilutive and, therefore, were not included in the computations of diluted income per share amounts for continuing operations; however, in the six months ended June 30, 2010, 645,036 shares were dilutive and included for discontinued operations. At June 30, 2011, the Company had 210,625 stock options and an aggregate of 1,746,320 shares of restricted stock and restricted stock units outstanding.
6. BRANCH CLOSURES AND OTHER SEVERANCE
The Company had $0.7 million, $0.9 million and $0.9 million in accruals related to remaining building lease obligations that will be paid out over the terms of the various leases at closed facilities through 2015 recorded in the caption “Other accrued liabilities” on its condensed consolidated balance sheets at June 30, 2011, December 31, 2010 and June 30, 2010, respectively.
7. INCOME TAXES
Huttig recognized no income tax expense or benefit in the first six months of 2011 or 2010. At June 30, 2011, the Company has gross deferred tax assets of $37.7 million and a valuation allowance of $29.0 million. The Company has current deferred tax liabilities of $8.7 million at June 30, 2011. After classifying $0.7 million of short-term deferred tax assets with short-term deferred tax liabilities, the Company has current net deferred tax liabilities of $8.0 million, as well as long term deferred tax assets of $8.0 million at June 30, 2011. The Company expects its deferred tax liabilities to be settled with utilization of its deferred tax assets. The deferred tax liabilities enable the Company to partially utilize the deferred tax assets at June 30, 2011 and the balance of the deferred tax assets are covered by the Company’s valuation allowance. The Company is not relying on future pre-tax income at June 30, 2011 to support the utilization of the deferred tax assets.
8. STOCK-BASED EMPLOYEE COMPENSATION
The Company recognized $0.3 million and $0.4 million in non-cash stock-based compensation in each of the six months ended June 30, 2011 and 2010, respectively. During the first six months of 2011, the Company granted an aggregate of 817,750 shares of restricted stock at a fair market value of $0.89 per share under its 2005 Executive Incentive Compensation Plan. The restricted shares vest in three equal installments on the first, second and third anniversaries of the grant date. During the first six months of 2011, the Company granted 52,500 restricted stock units under its 2005 Non-employee Directors’ Restricted Stock Plan at a fair market value of $0.94. The restricted stock units vest on the date of the 2012 Annual Meeting. The unearned compensation expense is being amortized into expense on a straight-line basis over the requisite service period for the entire award. As of June 30, 2011 and 2010, the total compensation expense not yet recognized related to all outstanding restricted stock/unit awards was approximately $0.9 million and $0.9 million, respectively.

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
The following table sets forth our sales from continuing operations, by product classification as a percentage of total sales:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Millwork(1)	42%	46%	45%	48%
General Building Products(2)	45%	43%	43%	41%
Wood Products(3)	13%	11%	12%	11%

Total Net Product Sales	100%	100%	100%	100%

(1)	Millwork includes exterior and interior doors, pre-hung door units, windows, patio doors, mouldings, frames, stair parts and columns.

(2)	General building products include composite decking, connectors, fasteners, housewrap, roofing products, insulation and other miscellaneous building products.

(3)	Wood products include engineered wood products and other wood products, such as lumber and panels.
Industry Conditions
The prolonged downturn in the residential construction market has become one of the most severe housing downturns in U.S. history with significant challenges still remaining for the U.S. economy. Our sales depend heavily on the strength of local and national new residential construction, as well as the home improvement and remodeling markets. Beginning in 2006, our results of operations have been adversely affected by the severe downturn in new housing activity in the United States. Though we expect the severe downturn in new residential construction to continue to adversely affect our operating results in 2011, and while housing starts remain well below long-term historical levels, the decline in annualized housing starts appears to have leveled off since 2008. Through June 2011, however, based on the most recent data provided by the United States Census Bureau, total housing starts are running approximately 5% behind 2010 levels.
In reaction to the housing downturn, the Company has been restructuring its operations since the second quarter of 2006. Since then, the Company closed, consolidated or sold 20 distribution centers. Additionally, the Company reduced its workforce by approximately 1,200, with less than 1,000 employees at June 30, 2011. We continue to review our operating expenses and implement cost savings actions. We believe that through our aggressive restructuring and cost control activities, we have mitigated the impact of the severe downturn in the housing market while providing a more scalable cost structure to support future growth opportunities.
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
Our policies for valuation of goodwill and other long-lived assets are incorporated in our Annual Report on Form 10-K. As of June 30, 2011, we had certain reporting units with goodwill totaling less than $0.4 million for which the underlying valuation criteria indicate that if sales or operating results of these reporting units show continued decline that a non cash impairment charge may be recognized in future periods.
Results of Operations
Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010
Net sales were $130.6 million in 2011, which is $3.3 million, or approximately 2.5%, lower than in 2010. This decrease reflects ongoing challenges in the residential construction market.
Sales declined in the millwork category but increased in both building products and in the wood product category in 2011 from 2010. Millwork sales decreased approximately 10% in 2011 to $55.3 million. Building product sales increased approximately 2% in 2011 to $58.4 million. Wood products sales increased approximately 11% to $16.9 million in 2011.
Gross margin decreased approximately 1% to $24.4 million, or 18.7% of sales, in 2011 as compared to $24.7 million, or 18.4% of sales, in 2010. The increase in gross margin percentage in 2011 over 2010 was primarily due to higher margins on millwork sales offset by the impact from changes in product mix as well as higher raw material costs. Additionally, we continue to see competitive pricing pressure brought by the down housing market. The pricing pressure is expected to continue for the remainder of 2011.
Operating expenses decreased $0.9 million to $25.6 million, or 19.6% of sales, in 2011, compared to $26.5 million, or 19.8% of sales, in 2010. The reduction in operating expenses is primarily due to lower personnel costs partially offset by higher fuel costs.
Net interest expense was $0.7 million in 2011, compared to $0.5 million in 2010, due to higher debt levels and higher interest rates in 2011.
We did not recognize a tax benefit from the additional net operating losses generated as we have fully reserved all net operating loss carry-forwards in 2011.
As a result of the foregoing factors, we incurred a loss from continuing operations of $1.9 million in 2011 as compared to a loss of $2.3 million in 2010.
Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010
Net sales were $230.1 million in 2011, which is $7.3 million, or approximately 3.1%, lower than in 2010. This decrease reflects ongoing challenges in the residential construction market.
Sales declined in the millwork category but increased in both building products and in the wood product category in 2011 from 2010. Millwork sales decreased approximately 9% in 2011 to $103.1 million. Building product sales increased approximately 1% in 2011 to $99.8 million. Wood products sales increased approximately 6% to $27.2 million in 2011.

Gross margin decreased approximately 5% to $41.7 million, or 18.1% of sales, in 2011 as compared to $43.9 million, or 18.5% of sales, in 2010. The decrease in gross margin percentage in 2011 from 2010 was primarily due to product mix and higher raw material costs coupled with continued increased competitive pricing pressure brought by the down housing market. The pricing pressure is expected to continue for the remainder of 2011.
Operating expenses decreased $3.1 million to $48.9 million, or 21.3% of sales, in 2011, compared to $52.0 million, or 21.9% of sales, in 2010. The reduction in operating expenses is primarily due to lower personnel costs partially offset by higher fuel costs.
Net interest expense was $1.3 million in 2011, compared to $0.8 million in 2010, due to higher debt levels and higher interest rates in 2011.
We did not recognize a tax benefit from the additional net operating losses generated as we have fully reserved all net operating loss carry-forwards in 2011.
As a result of the foregoing factors, we incurred a loss from continuing operations of $8.5 million in 2011 as compared to a loss of $8.9 million in 2010.
Discontinued Operations
We recorded a $0.1 million after tax loss from discontinued operations in the first six months of 2011 compared to a $0.8 million after tax gain in the first six months of 2010, primarily related to sale of a facility in the first quarter of 2010.
Liquidity and Capital Resources
We depend on cash flow from operations and funds available under our revolving credit facility to finance seasonal working capital needs, capital expenditures and any acquisitions that we may undertake. Our working capital requirements are generally greatest in the second and third quarters, which reflect the seasonal nature of our business. The second and third quarters are also typically our strongest operating quarters, largely due to more favorable weather throughout many of our markets compared to the first and fourth quarters. We typically generate cash from working capital reductions in the fourth quarter of the year and build working capital during the first quarter in preparation for our second and third quarters. We also maintain relatively larger inventories through peak periods to better position us to meet the rapid delivery requirements of our customers and to enable us to obtain more favorable pricing, delivery and service terms with our suppliers. Accounts receivable also typically increases during peak periods commensurate with the sales increase. At June 30, 2011, December 31, 2010 and June 30, 2010, inventories and accounts receivable constituted approximately 72%, 66% and 73% of our total assets, respectively. We also closely monitor operating expenses and inventory levels during seasonally affected periods and, to the extent possible, manage variable operating costs to minimize seasonal effects on our profitability.
Operations. Cash used in operating activities increased by $4.2 million to $21.3 million in the first six months of 2011, compared to a usage of $17.1 million in the first six months of 2010. In 2011, our net loss increased $0.5 million compared to 2010. Accounts receivable increased by $19.3 million during 2011, compared to an increase of $15.8 million a year ago. Days Sales Outstanding (“DSO”) were relatively flat at 39.4 days at June 30, 2011 as compared to 39.3 days at June 30, 2010 based on annualized second quarter sales and quarter end accounts receivable balances for the respective periods. The increase in accounts receivable is commensurate with the seasonality of our sales. Inventory increased by $13.8 million in 2011 compared to an increase of $16.4 million in 2010. Our inventory turns decreased to 7.4 turns in 2011 from 7.7 turns in 2010 based on annualized second quarter costs of goods sold and average inventory balances for the respective quarters. The increase in inventories represents normal seasonal build. Accounts payable increased by $18.2 million during 2011, compared to a $17.6 million increase in the year ago period. The increase is primarily a result of our seasonal inventory build. Days payable outstanding increased to 38.1 days at June 30, 2011 from 36.3 days at June 30, 2010 based on annualized second quarter costs of goods sold and quarter end accounts payable balances for the respective periods. The Company also received a $3.1 million Federal income tax refund in 2010.
Investing. In 2011, net cash used in investing activities was $1.5 million which compares to net cash provided from investing activities of $0.8 million in 2010. In 2011, the Company invested $1.0 in a new facility and invested $0.5 million in machinery and equipment at various locations. In 2010, the Company invested $0.5 million in machinery and equipment at various locations and received $1.3 million primarily from the sale of real estate from previously closed facilities related to discontinued operations.

Financing. Cash provided from financing activities of $25.0 million in 2011 and $16.9 million in 2010 reflects net debt borrowings from our credit facility in each period.
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
At June 30, 2011, under the credit facility, we had revolving credit borrowings of $66.8 million outstanding at a weighted average interest rate of 3.10%, letters of credit outstanding totaling $5.2 million, primarily for health and workers’ compensation insurance, and $33.7 million of additional committed borrowing capacity. The fixed charge coverage ratio testing threshold was $12.6 million at June 30, 2011. Additionally, we pay an unused commitment fee in the range of 0.30% to 0.375% per annum. We had $0.2 million of capital lease and other obligations outstanding at June 30, 2011.
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
We believe that cash generated from our operations and funds available under the credit facility will provide sufficient funds to meet our currently anticipated short-term and long-term liquidity and capital expenditure requirements. In the first six months of 2011, the minimum fixed charge coverage ratio was not required to be tested as excess borrowing availability was greater than the minimum threshold. However, if availability would have fallen below that threshold, we would not have achieved sufficient financial results necessary to satisfy this covenant. If the Company was unable to maintain excess borrowing availability of more than the applicable amount in the range of $10.0 million to $15.0 million, and was also unable to comply with this financial covenant, our lenders would have the right, but not the obligation, to terminate the loan commitments and accelerate the repayment of the entire amount outstanding under the credit facility. The lenders could also foreclose on our assets that secure the credit facility. In that event, we would be forced to seek alternative sources of financing, which may not be available on terms acceptable to us, or at all.
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

In 1995, we were identified as a potentially responsible party in connection with the clean up of contamination at a formerly owned property in Montana that was used for the manufacture of wood windows. We are voluntarily remediating this property under the oversight of and in cooperation with the Montana Department of Environmental Quality (“Montana DEQ”) and are complying with a 1995 unilateral administrative order of the Montana DEQ to complete a remedial investigation and feasibility study. The remedial investigation was completed and approved in 1998 by the Montana DEQ, which has issued its final risk assessment of this property. In March 2003, the Montana DEQ approved Huttig’s work plan for conducting a feasibility study to evaluate alternatives for cleanup. In July 2004, we submitted the feasibility study report, which evaluated several potential remedies, including continuation and enhancement of remedial measures already in place and operating. Huttig also submitted plans for testing a newer technology that could effectively remediate the site. The Montana DEQ approved these plans and a pilot test of the remediation technology was completed in July 2007. The Montana DEQ is in the process of reviewing the results of the pilot test. After evaluating the results of the pilot test, the Montana DEQ will comment on the feasibility study report and its recommended remedy, and then will select a final remedy, publish a record of decision and negotiate with us for an administrative order of consent on the implementation of the final remedy. We spent less than $0.2 million on remediation costs at this site for the six months ended June 30, 2011 and 2010. The annual level of future remediation expenditures is difficult to estimate because of the uncertainty relating to the final remedy to be selected by the Montana DEQ. As of June 30, 2011, the Company has accrued $0.7 million in “Other non-current liabilities” for future costs of remediating this site, which management believes represents a reasonable estimate, based on current facts and circumstances, of the currently expected costs of remediation. Until the Montana DEQ selects a final remedy, however, management cannot estimate the top of the range of loss or cost to Huttig of the final remediation order.
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

ITEM 4 — CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures — The Company, under the supervision and with the participation of our Disclosure Committee and management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of June 30, 2011.
Changes in Internal Control of Financial Reporting — There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

HUTTIG BUILDING PRODUCTS, INC.
Date: August 2, 2011	/s/ Jon P. Vrabely
Jon P. Vrabely
President and Chief Executive Officer (Principal Executive Officer)

HUTTIG BUILDING PRODUCTS, INC.
Date: August 2, 2011	/s/ Philip W. Keipp
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