Form 10-Q
period 2011-09-30
HUTTIG BUILDING PRODUCTS INC
filed 2011-11-02
CIK 1093082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of Common Stock outstanding on September 30, 2011 was 23,648,177 shares.

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(In Millions, Except Share and Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net sales	$135.5	$127.2	$365.6	$364.6
Cost of sales	110.5	104.4	298.9	297.9

Gross margin	25.0	22.8	66.7	66.7
Operating expenses	25.4	26.6	74.3	78.6
Goodwill impairment	0.3	—	0.3	—

Operating loss	(0.7)	(3.8)	(7.9)	(11.9)
Interest expense, net	0.7	0.7	2.0	1.5

Loss from continuing operations before income taxes	(1.4)	(4.5)	(9.9)	(13.4)
(Benefit) provision for income taxes	—	(0.1)	—	(0.1)

Loss from continuing operations	(1.4)	(4.4)	(9.9)	(13.3)
(Loss) income from discontinued operations, net of taxes	(0.3)	(0.1)	(0.4)	0.7

Net loss	$(1.7)	$(4.5)	$(10.3)	$(12.6)

Net loss from continuing operations per share — basic and diluted	$(0.06)	$(0.20)	$(0.45)	$(0.62)
Net (loss) income from discontinued operations per share — basic and diluted	(0.02)	(0.01)	(0.02)	0.03

Net loss per share — basic and diluted	$(0.08)	$(0.21)	$(0.47)	$(0.59)

Weighted average shares outstanding:
Basic shares outstanding — continuing and discontinued operations	22,211,787	21,592,927	22,140,153	21,529,460
Diluted shares outstanding — continuing operations	22,211,787	21,592,927	22,140,153	21,529,460
Diluted shares outstanding — discontinued operations	22,211,787	21,592,927	22,140,153	22,152,081

See notes to condensed consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(In Millions)

	September 30, 2011	December 31, 2010	September 30, 2010
ASSETS
CURRENT ASSETS:
Cash and equivalents	$2.2	$0.8	$1.1
Trade accounts receivable, net	55.2	37.1	51.3
Inventories	53.9	46.2	53.7
Other current assets	3.4	4.3	3.1

Total current assets	114.7	88.4	109.2

PROPERTY, PLANT AND EQUIPMENT
Land	5.0	4.9	5.4
Building and improvements	25.4	24.4	24.7
Machinery and equipment	29.7	29.1	29.1

Gross property, plant and equipment	60.1	58.4	59.2
Less accumulated depreciation	42.4	40.5	40.0

Property, plant and equipment, net	17.7	17.9	19.2

OTHER ASSETS:
Goodwill	8.2	8.6	8.6
Other	2.5	3.0	3.1
Deferred income taxes	7.7	8.2	7.8

Total other assets	18.4	19.8	19.5

TOTAL ASSETS	$150.8	$126.1	$147.9

See notes to condensed consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(In Millions, Except Share and Per Share Data)

	September 30, 2011	December 31, 2010	September 30, 2010
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$0.1	$0.2	$0.2
Trade accounts payable	38.2	26.1	32.9
Deferred income taxes	7.7	8.2	7.8
Accrued compensation	2.4	2.3	3.3
Other accrued liabilities	12.8	13.2	12.2

Total current liabilities	61.2	50.0	56.4

NON-CURRENT LIABILITIES:
Long-term debt, less current maturities	65.4	41.9	51.1
Other non-current liabilities	1.4	1.6	1.6

Total non-current liabilities	66.8	43.5	52.7

SHAREHOLDERS’ EQUITY
Preferred shares; $.01 par (5,000,000 shares authorized)	—	—	—
Common shares; $.01 par (50,000,000 shares authorized: 23,648,177; 22,847,760; and 22,847,760 shares issued at September 30, 2011, December 31, 2010 and September 30, 2010, respectively)	0.2	0.2	0.2
Additional paid-in capital	39.4	39.0	38.9
Accumulated deficit	(16.8)	(6.6)	(0.3)

Total shareholders’ equity	22.8	32.6	38.8

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$150.8	$126.1	$147.9

See notes to condensed consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(In Millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Cash Flows From Operating Activities:
Net loss	$(1.7)	$(4.5)	$(10.3)	$(12.6)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Net (income) loss from discontinued operations	0.3	0.1	0.4	(0.7)
Depreciation and amortization	0.8	1.1	2.4	3.0
Stock based compensation	0.1	0.2	0.4	0.6
Goodwill impairment	0.3	—	0.3	—
Other adjustments	—	(0.4)	—	(0.6)
Changes in operating assets and liabilities:
Trade accounts receivable	1.2	6.3	(18.1)	(9.5)
Inventories	6.1	7.8	(7.7)	(8.6)
Trade accounts payable	(6.1)	(10.6)	12.1	7.0
Other	—	2.0	0.2	6.3

Total cash provided by (used in) operating activities	1.0	2.0	(20.3)	(15.1)

Cash Flows From Investing Activities:
Capital expenditures	(0.3)	(0.2)	(1.8)	(0.7)
Proceeds from disposition of capital assets	—	—	—	1.3

Total cash (used in) provided by investing activities	(0.3)	(0.2)	(1.8)	0.6

Cash Flows From Financing Activities:
(Payments) borrowings of debt, net	(1.5)	(2.5)	23.5	14.4
Debt issuance costs	—	(0.1)	—	(0.1)

Total cash (used in) provided by financing activities	(1.5)	(2.6)	23.5	14.3

Net (decrease) increase in cash and equivalents	(0.8)	(0.8)	1.4	(0.2)
Cash and equivalents, beginning of period	3.0	1.9	0.8	1.3

Cash and equivalents, end of period	$2.2	$1.1	$2.2	$1.1

Supplemental Disclosure of Cash Flow Information:
Interest paid	$0.7	$0.4	$1.6	$1.0
Income taxes (paid) refunded	—	—	(0.1)	3.0
Capital lease obligations financed	—	—	—	0.2
Debt issuance costs financed	—	1.2	—	1.2

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

3. DEBT

Debt consisted of the following (in millions):

	September 30, 2011	December 31, 2010	September 30, 2010
Revolving credit facility	$65.3	$41.7	$50.9
Other obligations	0.2	0.4	0.4

Total debt	65.5	42.1	51.3
Less current portion	0.1	0.2	0.2

Long-term debt	$65.4	$41.9	$51.1

Credit Agreement — The Company has a $120.0 million asset based senior secured revolving credit facility (“credit facility”). In October 2011, the Company amended its credit facility to, among other things, amend the cash dominion threshold. Borrowing availability under the credit facility is based on eligible accounts receivable, inventory and real estate. The real estate component of the borrowing base amortizes monthly over ten years on a straight-line basis. Borrowings under the credit facility are collateralized by substantially all of the Company’s assets and are subject to certain operating limitations applicable to a loan of this type, which, among other things, place limitations on indebtedness, liens, investments, mergers and acquisitions, dispositions of assets, cash dividends and transactions with affiliates. The entire unpaid balance under the credit facility is due and payable on September 3, 2014, the maturity date of the credit agreement.

At September 30, 2011, under the credit facility, the Company had revolving credit borrowings of $65.3 million outstanding at a weighted average interest rate of 3.07%, letters of credit outstanding totaling $5.2 million, primarily for health and workers’ compensation insurance, and $29.6 million of additional committed borrowing capacity. The Company pays an unused commitment fee in the range of 0.30% to 0.375% per annum. In addition, the Company had $0.2 million of capital lease and other obligations outstanding at September 30, 2011.

The sole financial covenant in the credit facility is the fixed charge coverage ratio (“FCCR”) that must be tested by the Company if the excess borrowing availability falls below a range of $10.0 million to $15.0 million depending on the Company’s borrowing base and must also be tested on a pro forma basis prior to consummation of certain significant business transactions outside the Company’s ordinary course of business, as defined in the agreement. The FCCR is 1.25:1.00. At September 30, 2011, the FCCR testing threshold was $11.9 million and the Company had $29.6 million of excess availability. In addition to the sole financial covenant, the credit facility, as amended, gives the lenders the right to dominion of the Company’s bank accounts should excess borrowing availability fall below $5.0 million over the FCCR testing threshold, or $16.9 million at September 30, 2011. This right does not change the Company’s ability to borrow on the credit facility in any manner nor does it make the underlying debt callable by the lender, however, under ASC 470, “Debt”, if the excess availability were to fall below the dominion threshold, the Company would be required to reclassify long-term debt to current debt on its balance sheet.

The Company believes that cash generated from its operations and funds available under the credit facility will provide sufficient funds to meet its currently anticipated short-term and long-term liquidity and capital expenditure requirements. In the first nine months of 2011, the minimum FCCR was not required to be tested as excess borrowing availability was greater than the minimum threshold. However, if availability would have fallen below that threshold, the Company would not have met the minimum FCCR. If the Company was unable to maintain excess borrowing availability of more than the applicable amount in the range of $10.0 million to $15.0 million and was also unable to comply with this financial covenant, its lenders would have the right, but not the obligation, to terminate the loan commitments and accelerate the repayment of the entire amount outstanding under the credit facility. The lenders could also foreclose on the Company’s assets that secure the credit facility. In that event, the Company would be forced to seek alternative sources of financing, which may not be available on terms acceptable to it, or at all.

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

In 1995, Huttig was identified as a potentially responsible party in connection with the clean up of contamination at a formerly owned property in Montana that was used for the manufacture of wood windows. Huttig is voluntarily remediating this property under the oversight of and in cooperation with the Montana Department of Environmental Quality (“Montana DEQ”) and is complying with a 1995 unilateral administrative order of the Montana DEQ to complete a remedial investigation and feasibility study. The remedial investigation was completed and approved in 1998 by the Montana DEQ, which has issued its final risk assessment of this property. In March 2003, the Montana DEQ approved Huttig’s work plan for conducting a feasibility study to evaluate alternatives for cleanup. In July 2004, the Company submitted the feasibility study report, which evaluated several potential remedies, including continuation and enhancement of remedial measures already in place and operating. Huttig also submitted plans for testing a newer technology that could effectively remediate the site. The Montana DEQ approved these plans and a pilot test of the remediation technology was completed in July 2007. The Montana DEQ is in the process of reviewing the results of the pilot test. After evaluating the results of the pilot test, the Montana DEQ will comment on the feasibility study report and its recommended remedy, and then will select a final remedy, publish a record of decision and negotiate with Huttig for an administrative order of consent on the implementation of the final remedy. Huttig spent less than $0.4 million on remediation costs at this site for the nine months ended September 30, 2011 and 2010. The annual level of future remediation expenditures is difficult to estimate because of the uncertainty relating to the final remedy to be selected by the Montana DEQ. As of September 30, 2011, the Company has accrued $0.7 million in “Other non-current liabilities” for future costs of remediating this site, which management believes represents a reasonable estimate, based on current facts and circumstances, of the currently expected costs of remediation. Until the Montana DEQ selects a final remedy, however, management cannot estimate the top of the range of loss or cost to Huttig of the final remediation order.

In addition, some of the Company’s current and former distribution centers are located in areas of current or former industrial activity where environmental contamination may have occurred, and for which it, among others, could be held responsible. The Company currently believes that there are no material environmental liabilities at any of its distribution center locations.

In October 2011, one of the Company’s vehicles was involved in an accident resulting in two fatalities. As of the date of the filing of this report, the Company’s investigation into the scope of its liability, if any, in connection with the accident is in the preliminary stages. In addition, as of the date of the filing of this report, to the Company’s knowledge, no lawsuits have been filed against the Company relating to the accident, and no claims otherwise have been overtly asserted against the Company. In the event that the Company were to incur any liability as a result of the accident, the Company believes that its financial exposure, if any, would be covered by the Company’s insurance policies and limited by the underlying deductibles on those policies.

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

5. BASIC AND DILUTED SHARES

For the nine months ended September 30, 2011 and 2010, all outstanding stock options and all non-vested restricted shares/units were anti-dilutive and, therefore, were not included in the computations of diluted income per share amounts for continuing operations; however, in the nine months ended September 30, 2010, 622,621 shares were dilutive and included for discontinued operations. At September 30, 2011, the Company had 210,625 stock options and an aggregate of 1,705,487 shares of restricted stock and restricted stock units outstanding.

6. BRANCH CLOSURES AND OTHER SEVERANCE

The Company had $0.6 million, $0.9 million and $0.9 million in accruals related to remaining building lease obligations that will be paid out over the terms of the various leases at closed facilities through 2015 recorded in the caption “Other accrued liabilities” on its condensed consolidated balance sheets at September 30, 2011, December 31, 2010 and September 30, 2010, respectively.

7. INCOME TAXES

Huttig recognized no income tax expense or benefit in the first nine months of 2011 and a $0.1 million tax benefit in the first nine months of 2010. At September 30, 2011, the Company had gross deferred tax assets of $38.7 million and a valuation allowance of $30.2 million for net deferred tax assets of $8.5 million. The Company had deferred tax liabilities of $8.5 million at September 30, 2011. After classifying $0.7 million of short-term deferred tax assets with short-term deferred tax liabilities and $0.1 million of long-term deferred tax liabilities with long-term deferred tax assets, the Company had current net deferred tax liabilities of $7.7 million, as well as long term deferred tax assets of $7.7 million at September 30, 2011. The Company expects its deferred tax liabilities to be settled with utilization of its deferred tax assets. The deferred tax liabilities enable the Company to partially utilize the deferred tax assets at September 30, 2011 and the balance of the deferred tax assets are covered by the Company’s valuation allowance. The Company is not relying on future pre-tax income at September 30, 2011 to support the utilization of the deferred tax assets.

8. STOCK-BASED EMPLOYEE COMPENSATION

The Company recognized $0.4 million and $0.6 million in non-cash stock-based compensation in the nine months ended September 30, 2011 and 2010, respectively. During the first nine months of 2011, the Company granted an aggregate of 817,750 shares of restricted stock at a fair market value of $0.89 per share under its 2005 Executive Incentive Compensation Plan. The restricted shares vest in three equal installments on the first, second and third anniversaries of the grant date. During the first nine months of 2011, the Company granted 52,500 restricted stock units under its 2005 Non-employee Directors’ Restricted Stock Plan at a fair market value of $0.94 per share. The restricted stock units vest on the date of the 2012 Annual Meeting. The unearned compensation expense is being amortized into expense on a straight-line basis over the requisite service period for the entire award. As of September 30, 2011 and 2010, the total compensation expense not yet recognized related to all outstanding restricted stock/unit awards was approximately $0.9 million and $0.8 million, respectively.

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

The following table sets forth our sales from continuing operations, by product classification as a percentage of total sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Millwork(1)	44%	46%	44%	47%
General Building Products(2)	46%	43%	45%	42%
Wood Products(3)	10%	11%	11%	11%

Total Net Product Sales	100%	100%	100%	100%

(1)	Millwork includes exterior and interior doors, pre-hung door units, windows, patio doors, mouldings, frames, stair parts and columns.
(2)	General building products include composite decking, connectors, fasteners, housewrap, roofing products, insulation and other miscellaneous building products.
(3)	Wood products include engineered wood products and other wood products, such as lumber and panels.

Industry Conditions

The prolonged downturn in the residential construction market has become one of the most severe housing downturns in U.S. history with significant challenges still remaining for the U.S. economy. Our sales depend heavily on the strength of local and national new residential construction, as well as the home improvement and remodeling markets. Beginning in 2006, our results of operations have been adversely affected by the severe downturn in new housing activity in the United States. Though we expect the severe downturn in new residential construction to continue to adversely affect our operating results through the remainder of 2011, and while housing starts remain well below long-term historical levels, the decline in annualized housing starts appears to have leveled off since 2008. Through September 2011, however, based on the most recent data provided by the United States Census Bureau, total housing starts are running approximately 2% behind 2010 levels.

In reaction to the housing downturn, the Company has been restructuring its operations since the second quarter of 2006. Since then, the Company closed, consolidated or sold 20 distribution centers. Additionally, the Company reduced its workforce by approximately 1,200, with less than 1,000 employees at September 30, 2011. We continue to review our operating expenses and implement cost savings actions. We believe that through our aggressive restructuring and ongoing cost control activities, we are able to mitigate the impact of the severe downturn in the housing market while providing a more scalable cost structure to support future growth opportunities.

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

Results of Operations

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Net sales were $135.5 million in 2011, which is $8.3 million, or approximately 6.5%, higher than in 2010. This increase is primarily due to the increase in our roofing business and a 6% increase in housing starts in third quarter 2011 over third quarter 2010.

Sales increased in each product category in 2011 from 2010. Millwork sales increased approximately 1% in 2011 to $59.1 million. Building product sales increased approximately 14% in 2011 to $62.4 million. Wood products sales increased approximately 1% to $14.0 million in 2011.

Gross margin increased approximately 10% to $25.0 million, or 18.5% of sales, in 2011 as compared to $22.8 million, or 17.9% of sales, in 2010. The increase in gross margin percentage in 2011 over 2010 was primarily due to higher margins on millwork sales. Additionally, we believe gross margins were adversely impacted in the second half of last year as the market declined with the expiration of the home buyer tax credit in the second quarter of 2010. We continue to see competitive pricing pressure brought by the down housing market, which we expect to continue for the remainder of 2011.

Operating expenses decreased $1.2 million to $25.4 million, or 18.7% of sales, in 2011, compared to $26.6 million, or 20.9% of sales, in 2010. The reduction in operating expenses is primarily due to lower personnel costs.

During the third quarter of 2011, we determined that, based on a further decline in actual and forecasted operating results at one of our reporting units, an interim test for goodwill impairment was necessary for the impacted unit. This test resulted in a goodwill impairment charge of $0.3 million, which was recorded in the Consolidated Statements of Operations.

Net interest expense was $0.7 million in both 2011 and 2010.

We did not recognize a tax benefit from the additional net operating losses generated as we have fully reserved all net operating loss carry-forwards in 2011.

As a result of the foregoing factors, we incurred a loss from continuing operations of $1.4 million in 2011 as compared to a loss of $4.4 million in 2010.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Net sales were $365.6 million in 2011, which is $1.0 million, or approximately 0.3%, higher than in 2010. This increase is primarily due to the increase in our roofing business partially offset by declines in certain other product categories brought by the down housing market.

Sales declined in the millwork category but increased in both building products and in the wood product category in 2011 from 2010. Millwork sales decreased approximately 6% in 2011 to $161.9 million. Building product sales increased approximately 6% in 2011 to $162.0 million. Wood products sales increased approximately 6% to $41.7 million in 2011.

Gross margin for both 2011 and 2010 was $66.7 million, or 18.2% of sales in 2011 and 18.3% of sales in 2010. Gross margin was flat from 2011 compared to 2010 which is in line with overall sales volume.

Operating expenses decreased $4.3 million to $74.3 million, or 20.3% of sales, in 2011, compared to $78.6 million, or 21.6% of sales, in 2010. The reduction in operating expenses is primarily due to lower personnel costs and fuel costs.

Net interest expense was $2.0 million in 2011, compared to $1.5 million in 2010, due to higher debt levels and higher interest rates in 2011.

We did not recognize a tax benefit from the additional net operating losses generated as we have fully reserved all net operating loss carry-forwards in 2011.

As a result of the foregoing factors, we incurred a loss from continuing operations of $9.9 million in 2011 as compared to a loss of $13.3 million in 2010.

Discontinued Operations

We recorded a $0.4 million after tax loss from discontinued operations in the first nine months of 2011 compared to a $0.7 million after tax gain in the first nine months of 2010, primarily related to sale of a facility in the first quarter of 2010.

Liquidity and Capital Resources

We depend on cash flow from operations and funds available under our revolving credit facility to finance seasonal working capital needs, capital expenditures and any acquisitions that we may undertake. Our working capital requirements are generally greatest in the second and third quarters, which reflect the seasonal nature of our business. The second and third quarters are also typically our strongest operating quarters, largely due to more favorable weather throughout many of our markets compared to the first and fourth quarters. We typically generate cash from working capital reductions in the fourth quarter of the year and build working capital during the first quarter in preparation for our second and third quarters. We also maintain relatively larger inventories through peak periods to better position us to meet the rapid delivery requirements of our customers and to enable us to obtain more favorable pricing, delivery and service terms with our suppliers. Accounts receivable also typically increase during peak periods commensurate with the sales increase. At September 30, 2011, December 31, 2010 and September 30, 2010, inventories and accounts receivable constituted approximately 72%, 66% and 71% of our total assets, respectively. We also closely monitor operating expenses and inventory levels during seasonally affected periods and, to the extent possible, manage variable operating costs to minimize seasonal effects on our profitability.

Operations.    Cash used in operating activities increased by $5.2 million to $20.3 million in the first nine months of 2011, compared to a usage of $15.1 million in the first nine months of 2010. In 2011, our net loss decreased $2.3 million compared to 2010. Accounts receivable increased by $18.1 million during 2011, compared to an increase of $9.5 million a year ago. Days sales outstanding were relatively flat at 37.2 days at September 30, 2011 as compared to 36.8 days at September 30, 2010 based on annualized third quarter sales and quarter end accounts receivable balances for the respective periods. The increase in accounts receivable is commensurate with the seasonality of our sales. Inventory increased by $7.7 million in 2011 compared to an increase of $8.6 million in 2010. Our inventory turns increased to 7.8 turns in 2011 from 7.3 turns in 2010 based on annualized third quarter costs of goods sold and average inventory balances for the respective quarters. The increase in inventories represents normal seasonal build. Accounts payable increased by $12.1 million during 2011, compared to a $7.0 million increase in the year ago period. The increase is primarily a result of our seasonal inventory build. Days payable outstanding increased to 31.5 days at September 30, 2011 from 28.8 days at September 30, 2010 based on annualized third quarter costs of goods sold and quarter end accounts payable balances for the respective periods. The Company also received a $3.1 million Federal income tax refund in 2010.

Investing.    In 2011, net cash used in investing activities was $1.8 million which compares to net cash provided from investing activities of $0.6 million in 2010. In 2011, the Company invested $1.0 in a new facility and invested $0.8 million in machinery and equipment at various locations. In 2010, the Company invested $0.7 million in machinery and equipment at various locations and received $1.3 million primarily from the sale of real estate from previously closed facilities related to discontinued operations.

Financing.    Cash provided from financing activities of $23.5 million in 2011 and $14.3 million in 2010 reflects net debt borrowings from our credit facility in each period.

Credit Agreement — We have a $120.0 million asset based senior secured revolving credit facility (“credit facility”). In October 2011, we amended our credit facility to, among other things, amend the cash dominion threshold. Borrowing availability under the credit facility is based on eligible accounts receivable, inventory and real estate. The real estate component of the borrowing base amortizes monthly over ten years on a straight-line basis. Borrowings under the credit facility are collateralized by substantially all of our assets and are subject to certain operating limitations applicable to a loan of this type, which, among other things, place limitations on indebtedness, liens, investments, mergers and acquisitions, dispositions of assets, cash dividends and transactions with affiliates. The entire unpaid balance under the credit facility is due and payable on September 3, 2014, the maturity date of the credit agreement.

At September 30, 2011, under the credit facility, we had revolving credit borrowings of $65.3 million outstanding at a weighted average interest rate of 3.07%, letters of credit outstanding totaling $5.2 million, primarily for health and workers’ compensation insurance, and $29.6 million of additional committed borrowing capacity. We pay an unused commitment fee in the range of 0.30% to 0.375% per annum. In addition, we had $0.2 million of capital lease and other obligations outstanding at September 30, 2011.

The sole financial covenant in the credit facility is the fixed charge coverage ratio (“FCCR”) that must be tested by us if the excess borrowing availability falls below a range of $10.0 million to $15.0 million depending on our borrowing base and must also be tested on a pro forma basis prior to consummation of certain significant business transactions outside our ordinary course of business, as defined in the agreement. The FCCR is 1.25:1.00. At September 30, 2011, the FCCR testing threshold was $11.9 million and we had $29.6 million of excess availability. In addition to the sole financial covenant, the credit facility, as amended, gives the lenders the right to dominion of our bank accounts should excess borrowing availability fall below $5.0 million over the FCCR testing threshold, or $16.9 million at September 30, 2011. This right does not change our ability to borrow on the credit facility in any manner nor does it make the underlying debt callable by the lender, however, under ASC 470, “Debt”, if the excess availability were to fall below the dominion threshold, we would be required to reclassify long-term debt to current debt on its balance sheet.

We believe that cash generated from its operations and funds available under the credit facility will provide sufficient funds to meet its currently anticipated short-term and long-term liquidity and capital expenditure requirements. In the first nine months of 2011, the minimum FCCR was not required to be tested as excess borrowing availability was greater than the minimum threshold. However, if availability would have fallen below that threshold, we would not have met the minimum FCCR. If we are unable to maintain excess borrowing availability of more than the applicable amount in the range of $10.0 million to $15.0 million and were also unable to comply with this financial covenant, our lenders would have the right, but not the obligation, to terminate the loan commitments and accelerate the repayment of the entire amount outstanding under the credit facility. The lenders could also foreclose on our assets that secure the credit facility. In that event, we would be forced to seek alternative sources of financing, which may not be available on terms acceptable to it, or at all.

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

In 1995, we were identified as a potentially responsible party in connection with the clean up of contamination at a formerly owned property in Montana that was used for the manufacture of wood windows. We are voluntarily remediating this property under the oversight of and in cooperation with the Montana Department of Environmental Quality (“Montana DEQ”) and are complying with a 1995 unilateral administrative order of the Montana DEQ to complete a remedial investigation and feasibility study. The remedial investigation was completed and approved in 1998 by the Montana DEQ, which has issued its final risk assessment of this property. In March 2003, the Montana DEQ approved Huttig’s work plan for conducting a feasibility study to evaluate alternatives for cleanup. In July 2004, we submitted the feasibility study report, which evaluated several potential remedies, including continuation and enhancement of remedial measures already in place and operating. Huttig also submitted plans for testing a newer technology that could effectively remediate the site. The Montana DEQ approved these plans and a pilot test of the remediation technology was completed in July 2007. The Montana DEQ is in the process of reviewing the results of the pilot test. After evaluating the results of the pilot test, the Montana DEQ will comment on the feasibility study report and its recommended remedy, and then will select a final remedy, publish a record of decision and negotiate with us for an administrative order of consent on the implementation of the final remedy. We spent less than $0.4 million on remediation costs at this site for the nine months ended September 30, 2011 and 2010. The annual level of future remediation expenditures is difficult to estimate because of the uncertainty relating to the final remedy to be selected by the Montana DEQ. As of September 30, 2011, the Company has accrued $0.7 million in “Other non-current liabilities” for future costs of remediating this site, which management believes represents a reasonable estimate, based on current facts and circumstances, of the currently expected costs of remediation. Until the Montana DEQ selects a final remedy, however, management cannot estimate the top of the range of loss or cost to Huttig of the final remediation order.

In addition, some of our current and former distribution centers are located in areas of current or former industrial activity where environmental contamination may have occurred, and for which we, among others, could be held responsible. We currently believe that there are no material environmental liabilities at any of our distribution center locations.

In October 2011, one of the Company’s vehicles was involved in an accident resulting in two fatalities. As of the date of the filing of this report, the Company’s investigation into the scope of its liability, if any, in connection with the accident is in the preliminary stages. In addition, as of the date of the filing of this report, to the Company’s knowledge, no lawsuits have been filed against the Company relating to the accident, and no claims otherwise have been overtly asserted against the Company. In the event that the Company were to incur any liability as a result of the accident, the Company believes that its financial exposure, if any, would be covered by the Company’s insurance policies and limited by the underlying deductibles on those policies.

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

ITEM 4 — CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures — The Company, under the supervision and with the participation of our Disclosure Committee and management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of September 30, 2011.

Changes in Internal Control of Financial Reporting — There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

See Note 4 — Contingencies of the Notes to Condensed Consolidated Financial Statements (unaudited) in Item 1 for information on legal proceedings in which the Company is involved. See also Part I, Item 3 — “Legal Proceedings” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 5 — OTHER INFORMATION

Salary and Director Fee Reductions

In connection with its ongoing cost containment initiatives, the Company is instituting a 10% reduction in the annual base salaries of certain employees, including each of its executive officers, effective November 21, 2011. The reductions are being made in response to the continued prolonged decline in housing market activity.

The reduction in the salary of Mr. Jon P. Vrabely, the Company’s President and Chief Executive Officer, was approved by the Company’s Board of Directors (the “Board”) on October 27, 2011. The current and reduced salaries for each of the Company’s named executive officers are as follows:

Name	Current Base Salary	Base Salary after 10% Reduction
Jon Vrabely	$400,000	$360,000
Phil Keipp	$250,000	$225,000
Greg Gurley	$225,000	$202,500

The Board also approved, on October 27, 2011, (i) the execution by the Company of an amendment to Mr. Vrabely’s employment agreement to reflect the above-described reduction and to provide that any severance benefits payable thereunder shall be calculated without regard to such salary reduction, and (ii) the execution by the Company of amendments to each of the existing change of control agreements with the other executive officers to provide that any severance benefits payable thereunder shall be calculated without regard to the above-described salary reductions.

In addition, in October 2011 the Board approved a 10% reduction in the cash compensation paid to non-employee directors, effective December 1, 2011.

Amendment to Credit Agreement

Effective October 31, 2011, the Company entered into an amendment to its $120.0 million amended and restated revolving credit agreement. The First Amendment to Amended and Restated Credit Agreement (the “Amendment”): (i) reduces the threshold at which the lenders have the right to assert cash dominion over the Company’s bank accounts from $20.0 million to a range of $15.0 million to $20.0 million depending on the Company’s borrowing availability, and (ii) reduces the threshold at which such right terminates from $25.0 million in borrowing availability for 90 consecutive days to $20.0 million in borrowing availability for 90 consecutive days. In addition, pursuant to the Amendment, the Company has agreed to obtain appraisals on six of its owned properties within sixty days after the date of the Amendment.

The foregoing summary of the Amendment is qualified in its entirety by reference to the full text of the Amendment attached hereto as Exhibit 10.3 and incorporated herein by reference.

ITEM 6 — EXHIBITS

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Form 10 filed with the Securities and Exchange Commission on September 21, 1999).
3.2	Amended and Restated Bylaws of the Company (as of September 26, 2007) (Incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the Securities and Exchange Commission on September 28, 2007).
10.1*	Amendment No. 3 to Amended and Restated Executive Agreement between Huttig Building Products, Inc. and Jon Vrabely effective as of November 21, 2011
10.2*	Form of letter amendment to change in control agreements dated November 21, 2011
10.3	First Amendment to Amended and Restated Credit Agreement dated as of October 31, 2011 among the Company, Huttig, Inc., General Electric Capital Corporation and the other lenders signatory thereto.
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management plan or compensatory arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUTTIG BUILDING PRODUCTS, INC.

/S/ JON P. VRABELY
Date: November 2, 2011
Jon P. Vrabely
President and Chief Executive Officer
(Principal Executive Officer)
HUTTIG BUILDING PRODUCTS, INC.

/S/ PHILIP W. KEIPP
Date: November 2, 2011
Philip W. Keipp
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1*	Amendment No. 3 to Amended and Restated Executive Agreement between Huttig Building Products, Inc. and Jon Vrabely effective as of November 21, 2011
10.2*	Form of letter amendment to change in control agreements dated November 21, 2011
10.3	First Amendment to Amended and Restated Credit Agreement dated as of October 31, 2011 among the Company, Huttig, Inc., General Electric Capital Corporation and the other lenders signatory thereto.
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management plan or compensatory arrangement.