Form 10-K
period 2011-12-31
HUTTIG BUILDING PRODUCTS INC
filed 2012-02-24
CIK 1093082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of the last business day of the quarter ended June 30, 2011 was approximately $10 million. For purposes of this calculation only, the registrant has excluded stock beneficially owned by the registrants’ directors and officers. By doing so, the registrant does not admit that such persons are affiliates within the meaning of Rule 405 under the Securities Act of 1933 or for any other purposes.

The number of shares of Common Stock outstanding on February 17, 2012 was 23,956,178 shares.

DOCUMENTS INCORPORATED HEREIN BY REFERENCE.

Parts of the registrant’s definitive proxy statement for the 2012 Annual Meeting of Shareholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

PART I

ITEM	1—BUSINESS

General

Huttig Building Products, Inc., a Delaware corporation incorporated in 1913 was founded in 1885 and is a leading domestic distributor of millwork, building materials and wood products used principally in new residential construction and in home improvement, remodeling and repair work. We purchase from leading manufacturers and distribute our products through 27 wholesale distribution centers serving 41 states. Our distribution centers sell principally to building materials dealers, national buying groups, home centers and industrial users, including makers of manufactured homes. For the year ended December 31, 2011, we generated net sales of $478.7 million.

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

New housing activity in the United States increased slightly in 2011 versus 2010. The 2011 activity is still significantly below historical averages and the United States is still in one of the most severe downturns in U.S. history. New housing starts in the United States were at approximately 0.6 million in 2011, 2010 and 2009, including 0.4 million, 0.5 million and 0.4 million single family starts in 2011, 2010 and 2009, respectively, based on data from the U.S. Census Bureau. According to the U.S. Census Bureau, total spending on new single family residential construction was $107 billion, $113 billion and $105 billion in 2011, 2010 and 2009, respectively.

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

Products

Our goal is to offer products that allow us to provide value to our customers, either by performing incremental services on the products before delivering them to customers, buying products in bulk and disaggregating them for individual customers or carrying a depth and breadth of products that customers cannot reasonably stock themselves at each location. Our products can be classified into three main categories:

•

Millwork, including exterior and interior doors, pre-hung door units, windows, patio doors, mouldings, frames, stair parts and columns. Key brands in this product category include Therma-Tru, Masonite, HB&G, Huttig Windows, Woodgrain, and Windsor Windows;

•

General building products, such as roofing, siding, insulation, flashing, housewrap, connectors and fasteners, decking, drywall, kitchen cabinets and other miscellaneous building products. Key brands in this product category include Timbertech, Fiberon, Simpson Strong-Tie, Typar, Huttigrip Fasteners, Louisiana Pacific, Grace, Owens Corning and CertainTeed;

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

	2011	2010	2009
Millwork	45%	48%	45%
General Building Products	44%	41%	46%
Wood Products	11%	11%	9%

Customers

During 2011, we served over 4,400 customers, with one customer—Lumbermen’s Merchandising Corporation—accounting for 11% of our sales in 2011, 2010 and 2009. This customer is a buying group representing multiple building material dealers. Building materials pro dealers represent our single largest customer group. Our top 10 customers accounted for approximately 38% of our total sales in 2011.

Within the pro dealer category, a growing percentage of our sales are to national accounts, including buying groups. These are large pro dealers, or groups of pro dealers, that generally operate in more than one state or region. To a lesser extent, we also sell to the retail home centers. We believe that our size, which lets us purchase in bulk, achieve operating efficiencies, operate on a national scale and offer competitive pricing, makes us well suited to service the consolidating pro dealer community. During 2011, our sales to national accounts, including buying groups, were 40% of our total sales as compared to 42% and 41% in 2010 and 2009, respectively.

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

We purchased products from more than 1,000 different suppliers in 2011. We generally negotiate with our major suppliers on a national basis to leverage our total volume purchasing power, which we believe provides us with an advantage over our locally based competitors. The majority of our purchases are made from suppliers that offer payment discounts and volume related incentive programs. Although we generally do not have exclusive distribution rights for our key products and we do not have long-term contracts with many of our suppliers, we believe our national footprint, buying power and distribution network make us an attractive distributor for many manufacturers. Moreover, we have long-standing relationships with many of our key suppliers.

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

During the past six years, our results of operations have been adversely affected by the severe downturn in new housing activity in the United States. Based on the current level of housing activity and industry forecasts, we expect the severe downturn in new housing activity to continue to adversely affect our operating results in 2012. Even with a modest increase in housing starts in 2011, they were still well below historical averages.

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

We depend on cash flow from operating activities and funds available under our secured credit facility to finance seasonal working capital needs, capital expenditures and any acquisitions that we may undertake. We typically generate cash from working capital reductions in the fourth quarter of the year and build working capital during the first quarter in preparation for our second and third quarters. Our working capital requirements are generally greatest in the second and third quarters, reflecting the seasonal nature of our business. The second and third quarters are also typically our strongest operating quarters, largely due to more favorable weather throughout many of our markets compared to the first and fourth quarters. We maintain significant inventories to meet the rapid delivery requirements of our customers and to enable us to obtain favorable pricing, delivery and service terms with our suppliers. At December 31, 2011 and 2010, inventories constituted approximately 36% and 37% of our total assets, respectively. We closely monitor operating expenses and inventory levels during seasonally affected periods and, to the extent possible, manage variable operating costs to minimize the seasonal effects on our profitability.

Credit

Huttig’s corporate management establishes an overall credit policy for sales to customers and then delegates responsibility for most credit decisions to regional credit personnel. Our credit policies, together with careful monitoring of customer balances, have resulted in bad debt expense of approximately 0.1% of net sales in 2011, 0.1% in 2010, and 0.2% in 2009. Approximately 98% of our sales in 2011 were to customers to whom we had provided credit for those sales.

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

Employees

As of December 31, 2011, we employed over 900 persons, of which approximately 13% were represented by unions. We have not experienced any significant strikes or other work interruptions in recent years and have maintained generally favorable relations with our employees. The Company has four union contracts which will expire in 2012 and will require negotiations. See Item 1A—“Risk Factors.”

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

The downturn in the residential construction market is in its sixth consecutive year and it has become one of the most severe housing downturns in U.S. history. Along with high unemployment, tighter lending standards and general economic uncertainty, there is an oversupply of unsold homes on the market. In addition, high foreclosure rates have contributed to downward pressure on home prices, which generally has reduced home equity.

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

During the past six years, our results of operations have been adversely affected by the severe downturn in new housing activity in the United States. Although housing starts increased modestly in 2011, they were still well below historical levels. We expect the severe downturn in new housing activity to continue to adversely affect our operating results in 2012. A prolonged continuation of the current downturn or any further downturns in the markets that we serve or in the economy in general could have a material adverse effect on our operating results, liquidity and financial condition, including but not limited to our ability to comply with financial covenants under the credit facility and the valuation of our goodwill. Reduced levels of construction activity may result in continued intense price competition among building materials suppliers, which may adversely affect our gross margins. We cannot provide assurance that our responses to the downturn or the government’s attempts to address the troubles in the economy will be successful.

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

For example, during the past six years, our results of operations have been adversely affected by the severe downturn in new housing activity in the United States. Also, to the extent our customers experience downturns in business, our ability to collect our receivables could be adversely affected. Finally, the unpredictable nature of the cyclical market factors that impact our industry make it difficult to forecast our operating results.

If we are unable to meet the financial covenant under our credit facility, the lenders could elect to accelerate the repayment of the outstanding balance and, in that event, we would be forced to seek alternative sources of financing.

We are party to a four-year, $120.0 million asset based senior secured revolving credit facility which contains a minimum fixed charge coverage ratio that is tested if our excess borrowing availability, as defined in the facility, reaches a range of $10.0 million to $15.0 million depending on our borrowing base at the time of testing. At the time of testing, our fixed charge coverage ratio would need to exceed 1.25:1.00. As of December 31, 2011, we would not have met the minimum fixed charge coverage ratio, and we believe we will not achieve sufficient financial results necessary to satisfy this covenant if it were required to be tested. If we were unable to maintain excess borrowing availability of more than the range of $10.0 million to $15.0 million and were also unable to comply with this financial covenant, our lenders would have the right, but not the obligation, to terminate the loan commitments and accelerate the repayment of the entire amount outstanding under the credit facility. The lenders also could foreclose on our assets that secure our credit facility. In that event, we would be forced to seek alternative sources of financing, which may not be available on terms acceptable to us, or at all.

Our excess borrowing availability at December 31, 2011 and February 17, 2012 was $19.0 million and $29.2 million, respectively, which exceeded the $10.0 million required on both those dates. This agreement matures in September 2014.

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

In addition to the sole financial covenant, the credit facility gives the lenders the right to dominion of our bank accounts should excess borrowing availability fall below $5.0 million over the financial covenant testing threshold, or $15.0 million at December 31, 2011. This right does not change our ability to borrow on the credit facility in any manner nor does it make the underlying debt callable by the lender; however, under ASC 470, “Debt”, if the excess availability were to fall below the dominion threshold, we would be required to reclassify long-term debt to current debt on our balance sheet, which may have a material adverse impact on our supplier and customer relationships.

A significant portion of our sales are concentrated with a relatively small number of customers. A loss of one or more of these customers would have material adverse effect on our operating results, cash flow and liquidity.

In 2011, our top ten customers represented 38% of our sales with one customer accounting for 11% of our sales. This customer is a buying group for multiple building material dealers. Although we believe that our relationships with our customers are strong, the loss of one or more of these customers could have a material adverse effect on our operating results, cash flow and liquidity.

A significant portion of our sales are on credit to our customers. Material changes in their creditworthiness or our inability to forecast deterioration in their credit position could have a material adverse effect on our operating results, cash flow and liquidity.

The majority of our sales are on account where we provide credit to our customers. In 2011, approximately 0.1% in bad debt expense to total net sales was incurred related to credit customers. Our customers are generally susceptible to the same economic business risks as we are. Furthermore, we may not necessarily be aware of any deterioration in their financial position. If our customers’ financial position becomes impaired, it could have a significant adverse impact on our bad debt exposure and could have a material adverse effect on our operating results, cash flow and liquidity.

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

We use our own fleet of approximately 150 tractors, 10 trucks and 320 trailers to service customers throughout the United States. The U.S. Department of Transportation, or DOT, regulates our operations, and we are subject to safety requirements prescribed by the DOT. Vehicle dimensions and driver hours of service also are subject to both federal and state regulation. More restrictive limitations on vehicle weight and size, trailer length and configuration, or driver hours of service could increase our costs.

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

Approximately 13% of our employees are represented by labor unions as of December 31, 2011. As of December 31, 2011, we had eight collective bargaining agreements. The Company has four union contracts which will expire in 2012 and will require negotiations. We may become subject to significant wage increases or additional work rules imposed by future agreements with labor unions representing our employees. Any such cost increases or new work rule implementation could increase our operating expenses to a material extent. In addition, although we have not experienced any strikes or other significant work interruptions in recent years and have maintained generally favorable relations with our employees, no assurance can be given that there will not be any work stoppages or other labor disturbances in the future, which could adversely impact our financial results.

Our unionized employees generally participate in certain multi-employer pension plans and funding requirements for these plans, particularly underfunded plans, may have a material adverse effect on our results of operations.

We participate in various multi-employer pension plans. Some of these multi-employer plans may be underfunded at any point in time. While the underfunded status may be cured in the normal course of plan management, a significant obligation may be created which could have a material adverse effect on our operations or could impact our decision to close or consolidate certain operating locations.

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

Goodwill is subject to impairment tests at least annually and between annual tests in certain circumstances. During 2011 and 2009, we recorded non-cash impairment charges of goodwill of $0.4 million and $1.0 million, respectively, primarily related to a reduction in fair value of one reporting unit in each year as a result of the continuing downturn in the residential construction and real estate markets. At December 31, 2011, we had goodwill assets of $8.2 million. We may be required to incur additional non-cash impairment charges in the future that could have a material adverse effect on our operating results.

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

ITEM 1B—UNRESOLVED STAFF COMMENTS

None.

ITEM 2—PROPERTIES

Our corporate headquarters is located at 555 Maryville University Drive, Suite 400, St. Louis, Missouri 63141, in leased facilities. We own 13 of our distribution centers and lease the balance. Warehouse space at distribution centers aggregated to approximately 3.0 million square feet as of December 31, 2011. Distribution centers range in size from 21,100 square feet to 260,000 square feet. The types of facilities at these centers vary by location, from traditional wholesale distribution warehouses to facilities with broad product offerings and capabilities for a wide range of value added services such as pre-hung door operations. We believe that our locations are well maintained and adequate for their purposes.

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

Environmental Matters

In 1995, Huttig was identified as a potentially responsible party in connection with the clean up of contamination at a formerly owned property in Montana that was used for the manufacture of wood windows. We are voluntarily remediating this property under the oversight of and in cooperation with the Montana

Department of Environmental Quality (Montana DEQ) and are complying with a 1995 unilateral administrative order of the Montana DEQ to complete a remedial investigation and feasibility study. The remedial investigation was completed and approved in 1998 by the Montana DEQ, which has issued its final risk assessment of this property. In March 2003, the Montana DEQ approved Huttig’s work plan for conducting a feasibility study to evaluate alternatives for cleanup. In July 2004, we submitted the feasibility study report, which evaluated several potential remedies, including continuation and enhancement of remedial measures already in place and operating. We also submitted plans for testing a newer technology that could effectively remediate the site. The Montana DEQ approved these plans and a pilot test of the remediation technology was completed in July 2007. The Montana DEQ is in the process of reviewing the results of the pilot test. After evaluating the results of the pilot test, the Montana DEQ will comment on the feasibility study report and its recommended remedy, and then will select a final remedy, publish a record of decision and negotiate with Huttig for an administrative order of consent on the implementation of the final remedy. We spent less than $0.5 million, $0.2 million, and $0.2 million on remediation costs at this site in each of the years ended December 31, 2011, 2010 and 2009, respectively. The annual level of future remediation expenditures is difficult to estimate because of the uncertainty relating to the final remedy to be selected by the Montana DEQ. As of December 31, 2011, we have accrued $0.6 million for future costs of remediating this site, which management believes represents a reasonable estimate, based on current facts and circumstances, of the currently expected costs of remediation. Until the Montana DEQ selects a final remedy, however, management cannot estimate the top of the range of loss or cost to Huttig of the final remediation order. As a result, we may incur material adverse effect on the consolidated financial statements in the future with respect to this property.

In addition, some of our current and former distribution centers are located in areas of current or former industrial activity where environmental contamination may have occurred, and for which we, among others, could be held responsible. We currently believe that there are no material environmental liabilities at any of our distribution center locations.

ITEM 4—MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5—MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock currently trades over the counter under the symbol “HBPI.PK”.

At February 17, 2012, there were approximately 2,000 holders of record of our common stock. The following table sets forth the range of high and low sale prices of our common stock reported on the Over the Counter Bulletin Board:

	2011		2010
	High	Low	High	Low
First Quarter	$1.08	$0.88	$0.91	$0.65
Second Quarter	1.02	0.50	1.90	0.80
Third Quarter	0.93	0.35	1.60	0.60
Fourth Quarter	0.64	0.25	1.01	0.76

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

The following table compares total shareholder returns for the Company over the last five years to the Standard and Poor’s 500 Stock Index and that of a peer group made up of other building material and industrial products distributors assuming a $100 investment made on December 31, 2006. Each of the three measures of cumulative total return assumes reinvestment of dividends. The stock performance shown on the graph below is not necessarily indicative of future price performance.

[GRAPHIC APPEARS HERE]

	Huttig Building Products	S&P 500	Peer Group Index(1)
12/06	$100.00	$100.00	$100.00
12/07	75.43	88.11	67.48
12/08	8.70	68.64	66.88
12/09	14.18	88.33	91.79
12/10	17.96	97.94	114.51
12/11	9.83	102.75	112.09

(1)	The peer group includes the following companies: QEP Co., Watsco Inc., Bluelinx Holdings, Inc. and Universal Forest Products, Inc.

ITEM 6—SELECTED CONSOLIDATED FINANCIAL DATA

The following table summarizes certain selected financial data of continuing operations of Huttig for each of the five years in the period ended December 31, 2011. The information contained in the following table may not necessarily be indicative of our future performance. Such historical data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto included elsewhere in this report.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(In Millions, Except Per Share Data)
Income Statement Data:(1)
Net sales	$478.7	$467.7	$455.2	$671.0	$874.8
Cost of sales	390.1	382.5	371.1	548.6	709.8
Gross margin	88.6	85.2	84.1	122.4	165.0
Operating expenses	98.4	103.3	105.7	151.3	174.1
Goodwill impairment	0.4	—	1.0	8.7	0.8
Gain on disposal of capital assets	—	(0.4)	(1.5)	(1.0)	(2.4)
Operating loss	(10.2)	(17.7)	(21.1)	(36.6)	(7.5)
Interest expense, net	2.8	2.1	1.5	2.6	4.2
Loss from continuing operations before income taxes	(13.0)	(19.8)	(22.6)	(39.2)	(11.7)
Benefit for income taxes	(0.3)	(0.4)	(2.8)	(4.0)	(3.7)
Net loss from continuing operations	(12.7)	(19.4)	(19.8)	(35.2)	(8.0)
Per share:
Net loss from continuing operations (basic and diluted)	(0.58)	(0.90)	(0.94)	(1.68)	(0.39)
Balance Sheet Data (at end of year):
Total assets	125.0	126.1	136.2	146.0	212.7
Debt—bank, capital leases and other obligations(2)	52.6	42.1	35.4	24.1	26.6
Total shareholders’ equity	19.9	32.6	50.7	70.3	104.3

(1)	Amounts exclude operations classified as discontinued.
(2)	Debt includes both current and long-term portions of bank debt, capital leases and other obligations. See Note 4 to our consolidated financial statements.

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

Industry Conditions

The downturn in the residential construction market is in its sixth consecutive year and has become one of the most severe housing downturns in U.S. history. Our sales depend heavily on the strength of local and national new residential construction, home improvement and remodeling markets. During the past six years, our results of operations have been adversely affected by the severe downturn in new housing activity in the United States. While we expect the severe downturn in new residential construction to continue to adversely affect our operating results into 2012, we anticipate a slight increase in housing starts in 2012 versus 2011 based on recent signs of economic stabilization coupled with industry forecasts for 2012.

In reaction to the housing downturn, the Company has been restructuring its operations since the second quarter of 2006. Since then, the Company closed, consolidated or sold 20 distribution centers. Additionally, the Company reduced its workforce by approximately 1,300 employees and had approximately 900 employees at the end of 2011. These actions, along with other cost reduction efforts, are primarily responsible for an approximate $110 million reduction in operating expenses from 2006 to 2011.

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

Accounts Receivable—Trade accounts receivable consist of amounts owed for orders shipped to customers and are stated net of an allowance for doubtful accounts. Huttig’s corporate management establishes an overall credit policy for sales to customers and delegates responsibility for most credit decisions to regional credit personnel. The allowance for doubtful accounts is determined based on a number of factors including when customer accounts exceed 90 days past due and specific customer account reviews. Our credit policies, together with careful monitoring of customer balances, have resulted in bad debt expense of approximately 0.1% of net sales in 2011, 0.1% in 2010 and 0.2% during 2009. Due to the continued downturn in new housing activity, we expect that our bad debt expense could increase as our customers experience greater financial difficulties.

Inventory—Inventories are valued at the lower of cost or market. We utilize the LIFO cost method to value the majority of our inventories. We review inventories on hand and record a provision for slow-moving and obsolete inventory based on historical and expected sales.

Valuation of Goodwill and Other Long-Lived Assets—We test the carrying value of our goodwill at each reporting unit for impairment on an annual basis and between annual tests in certain circumstances when there are indicators of potential impairment. The carrying value of goodwill is considered impaired when a reporting unit’s fair value is less than its carrying value. In that event, goodwill impairment is recognized to the extent recorded goodwill exceeds the implied fair value of that goodwill. Circumstances that can lead to interim goodwill testing include significant negative variances from forecasted sales or operating profits or changes in other circumstances that indicate the carrying amount of goodwill may not be recoverable. We utilize a discounted cash flows model to estimate fair value of a reporting unit. In our estimate of fair value of a reporting unit, the following significant assumptions, and changes therein, are considered:

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

At December 31, 2011, the Company had $8.2 million of goodwill recorded across 15 reporting units. Significant changes in our assumptions and the related projected cash flows utilized in calculating the reporting unit’s fair value could result in future goodwill impairment related to any of our reporting units. In 2011 and 2009, we recorded goodwill impairment of $0.4 million and $1.0 million, respectively, primarily as a result of the carrying value at one reporting unit in each year exceeding its respective fair value.

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

Self-Insurance—It is our policy to self-insure, up to certain limits, traditional risks including workers’ compensation, comprehensive general liability, physical loss to property and auto liability. We are also self-insured, up to certain limits, for certain other insurable risks, including the majority of our medical benefit plans. Insurance coverage is maintained for catastrophic property and casualty exposures as well as those risks required to be insured by law or contract. A provision for self-insured claims, based on our estimate of the aggregate liability for claims incurred, is revised and recorded quarterly. The estimates are derived from both internal and external sources, including but not limited to actuarial type estimates, claims incurred, the probability of losses and historical settlement experience. Our estimates are subject to uncertainty from various sources, including, among others, changes in claim reporting patterns, claim settlement patterns, judicial decisions, legislation and economic conditions. Although we believe our estimates are reasonable, significant differences related to the items noted above could materially affect our self-insurance obligations, future expense and cash flow.

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

Deferred tax assets and liabilities are recognized for the future tax benefits or liabilities attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates would be recognized in income in the period that includes the enactment date. We regularly review our deferred tax assets for recoverability and establish a valuation allowance when we believe that such assets may not be recovered, taking into consideration historical operating results, expectations of future earnings, changes in operations, the expected timing of the reversal of existing temporary differences and available tax planning strategies. Currently, our deferred tax liabilities, which reverse in the same periods and jurisdictions as our deferred tax assets, enable us to partially utilize the deferred tax assets at December 31, 2011, without relying on any projections of future pre-tax income. The balance of these deferred tax assets are covered by a valuation allowance.

Results of Operations

Fiscal 2011 Compared to Fiscal 2010

Continuing Operations

Net sales from continuing operations were $478.7 million in 2011, which were $11.0 million, or approximately 2%, higher than 2010. This increase is primarily due to the increase in our roofing business, which is partially storm driven, as well as a modest increase in housing starts.

Sales in the major product categories changed as follows in 2011 from 2010: millwork sales decreased 4% in 2011 to $215.1 million, building product sales increased 9% in 2011 to $210.3 million, and wood products increased 4% to $53.3 million in 2011 with a 5% increase in sales of engineered wood products and a 16% increase in sales of other wood products. The change in building product sales reflects the increase in our roofing business which is partially storm driven, as well as, a modest increase in housing starts. Fluctuations across product categories can occur based on, among other things, new product incentives, promotions, changes in product lines, commodity pricing and weather.

Gross margin increased approximately 4% to $88.6 million, or 18.5% of sales, in 2011 as compared to $85.2 million, or 18.2% of sales, in 2010. The higher margin percentage in 2011 reflects changes in the product mix, particularly in our millwork category, coupled with a concerted effort to increase margins. The higher margins were obtained even though building product sales, generally carrying lower margins, represented a higher percentage of total sales in 2011 as compared to 2010. In 2011 and 2010, gross margins continued to be negatively impacted by pricing pressure in the down housing market, which pressure may continue into 2012.

Operating expenses decreased $4.9 million to $98.4 million, or 20.6% of sales, in 2011, compared to $103.3 million, or 22.1% of sales, in 2010. Operating expenses for 2011 include $0.2 million of branch closure costs. Operating expenses for 2010 include $0.3 million of branch closure costs. The decrease in operating expenses is primarily due to lower personnel costs and a lower cost structure, as a result of the continued cost reduction activities partially offset by higher fuel costs. We recorded total stock-based compensation expense of $0.6 million in 2011 compared to $0.8 million in 2010. The Company continues to review its cost structure for savings opportunities. As part of this process, in December 2011, we instituted widespread wage reductions.

Our results for the year ended December 31, 2011 included a $0.4 million goodwill impairment charge and our results for the year ended December 31, 2010 included a gain on disposal of capital assets of $0.4 million, primarily from the sale of a previously closed facility.

Net interest expense was $2.8 million in 2011 compared to $2.1 million in 2010 primarily due to higher average debt outstanding and higher borrowing rates in 2011 versus 2010.

Income tax benefit as a percentage of pre-tax loss for 2011 and 2010 was approximately 2% in both years. In 2011, a $0.3 million tax benefit in continued operations was recognized from a reduction in liabilities related to uncertain tax positions. In 2010, income from discontinued operations was used to offset loss from continued operations resulting in a $0.3 million tax benefit in continued operations.

As a result of the foregoing factors, we incurred a loss from continuing operations of $12.7 million in 2011 as compared to a loss from continuing operations of $19.4 million in 2010.

Discontinued Operations

We recorded a loss of $0.5 million from discontinued operations in 2011 compared to income of $0.5 million in 2010. The 2011 loss is related to environmental and litigation expenses. The 2010 income primarily resulted from the sale of a facility for a pretax gain of $0.9 million offset by $0.1 of environmental expense and $0.3 million in income tax expense related to discontinued operations.

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

Sales in all major product categories changed as follows in 2010 from 2009: millwork sales increased 10% in 2010 to $224.4 million, building product sales decreased 7% in 2010 to $193.7 million, and wood products increased 20% to $49.6 million in 2010 with a 5% increase in sales of engineered wood products and a 24% increase in sales of other wood products. Sales of building products decreased due to lower roofing, fastener, house wrap and insulation sales in 2010 compared to 2009. Fluctuations across product categories can occur based on, among other things, new product incentives, promotions, changes in product lines, commodity pricing and weather.

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

Operating expenses decreased $2.4 million to $103.3 million, or 22.1% of sales, in 2010, compared to $105.7 million, or 23.2% of sales, in 2009. Operating expenses for 2010 include $0.3 million of branch closure costs. Operating expenses for 2009 include $1.1 million of branch closure costs related to the shut down or consolidation of three branches during 2009. Excluding these 2010 and 2009 charges, operating expenses decreased by $1.6 million in 2010, primarily due to a lower employee headcount and a lower cost structure, as a result of cost reduction activities partially offset by higher fuel and medical costs. We recorded total stock-based compensation expense of $0.8 million in 2010 compared to $0.9 million in 2009.

Our results for the year ended December 31, 2010 included a gain on disposal of capital assets of $0.4 million primarily from the sale of a previously closed facility. Our results for the year ended December 31, 2009 included a gain on disposal of capital assets of $1.5 million primarily from the sale of two previously closed facilities and $1.0 million goodwill impairment charge.

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

Liquidity and Capital Resources

We depend on cash flow from operations and funds available under our revolving credit facility to finance seasonal working capital needs, capital expenditures and any acquisitions that we may undertake. Our working capital requirements are generally greatest in the second and third quarters, which reflect the seasonal nature of our business. The second and third quarters are also typically our strongest operating quarters, largely due to more favorable weather throughout many of our markets compared to the first and fourth quarters. We typically generate cash from working capital reductions in the fourth quarter of the year and build working capital during the first quarter in preparation for our second and third quarters. We also maintain significant inventories to meet rapid delivery requirements of our customers and to enable us to obtain favorable pricing, delivery and service terms with our suppliers. At December 31, 2011 and 2010, inventories constituted approximately 36% and 37% of our total assets, respectively. We also closely monitor operating expenses and inventory levels during seasonally affected periods and, to the extent possible, manage variable operating costs to minimize seasonal effects on our profitability.

Operations Cash from operating activities decreased by $1.0 million to a usage of $8.1 million in 2011, compared to a $7.1 million usage of cash in 2010. In 2011, our net loss decreased $5.7 million compared to 2010. The net loss included goodwill impairment charges of $0.4 million in 2011. Accounts receivable increased by $2.3 million during 2011 compared to a decrease of $4.7 million a year ago. Days sales outstanding (“DSO”) decreased by 1.0 days to 31.8 days at December 31, 2011 from 32.8 days at December 31, 2010 based on annualized fourth quarter sales and quarter ended accounts receivable balances for the respective periods. Inventory decreased by $1.4 million in 2011 compared to an increase of $1.1 million in 2010. Our inventory turns increased to 7.4 turns in 2011 from 6.8 turns in 2010. Accounts payable increased by $2.2 million during 2011 compared to a $0.2 million increase in the year ago period. Days payable outstanding increased to 28.3 at December 31, 2011 from 28.2 at December 31, 2010 based on annualized fourth quarter costs of goods sold and quarter end accounts payable balances for the respective periods.

Investing Net cash used in investing activities was $2.0 million in 2011, as compared to $1.4 million net cash provided from investing activities in 2010. The Company invested $2.0 million in 2011 to acquire a distribution center in a market where our facility was previously leased as well as to acquire certain machinery and equipment at various locations. In 2010, the Company invested $0.8 million in machinery and equipment at various locations and received $1.3 million in proceeds from the sale of real estate related to discontinued operations and $0.9 million from continuing operations primarily related to the sale of real estate from a closed facility.

Financing Cash provided from financing activities of $10.0 million in 2011 reflects net debt borrowings of $10.3 million under our credit facility, less payments of $0.3 million for our capital lease and other debt obligations. Cash provided from financing of $5.2 million in 2010 reflects net debt borrowings of $6.0 million under our credit facility, less payments of $0.7 million for our capital lease and other debt obligations and incurred cash costs for the amended credit facility of $0.1 million.

Credit Agreement We have a $120.0 million asset based senior secured revolving credit facility (“credit facility”). In October 2011, we amended our credit facility to, among other things, amend the cash dominion threshold. Borrowing availability under the credit facility is based on eligible accounts receivable, inventory and real estate. The real estate component of the borrowing base amortizes monthly over ten years on a straight-line basis. Borrowings under the credit facility are collateralized by substantially all of our assets and are subject to certain operating limitations applicable to a loan of this type, which, among other things, place limitations on indebtedness, liens, investments, mergers and acquisitions, dispositions of assets, cash dividends and transactions with affiliates. The entire unpaid balance under the credit facility is due and payable on September 3, 2014, the maturity date of the credit agreement.

At December 31, 2011, under the credit facility, we had revolving credit borrowings of $52.1 million outstanding at a weighted average interest rate of 3.16%, letters of credit outstanding totaling $4.9 million, primarily for health and workers’ compensation insurance, and $19.0 million of additional committed borrowing capacity. We pay an unused commitment fee in the range of 0.30% to 0.375% per annum. In addition, we had $0.5 million of capital lease and other obligations outstanding at December 31, 2011.

The sole financial covenant in the credit facility is the fixed charge coverage ratio (“FCCR”) that must be tested by us if the excess borrowing availability falls below a range of $10.0 million to $15.0 million depending on our borrowing base and must also be tested on a pro forma basis prior to consummation of certain significant business transactions outside our ordinary course of business, as defined in the agreement. The FCCR is 1.25:1.00. At December 31, 2011, the FCCR testing threshold was $10.0 million and we had $19.0 million of excess availability. In addition to the sole financial covenant, the credit facility, as amended, gives the lenders the right to dominion of our bank accounts should excess borrowing availability fall below $5.0 million over the FCCR testing threshold, or $15.0 million at December 31, 2011. This right does not change our ability to borrow on the credit facility in any manner nor does it make the underlying debt callable by the lender; however, under ASC 470, “Debt”, if the excess availability were to fall below the dominion threshold, we would be required to reclassify long-term debt to current debt on our balance sheet.

We believe that cash generated from our operations and funds available under the credit facility will provide sufficient funds to meet our currently anticipated short-term and long-term liquidity and capital expenditure requirements. In 2011, the minimum FCCR was not required to be tested as excess borrowing availability was greater than the minimum threshold. However, if availability would have fallen below that threshold, we would not have met the minimum FCCR. If we are unable to maintain excess borrowing availability of more than the applicable amount in the range of $10.0 million to $15.0 million and were also unable to comply with this financial covenant, our lenders would have the right, but not the obligation, to terminate the loan commitments and accelerate the repayment of the entire amount outstanding under the credit facility. The lenders could also foreclose on our assets that secure the credit facility. In that event, we would be forced to seek alternative sources of financing, which may not be available on terms acceptable to us, or at all.

Off-Balance Sheet Arrangements

In addition to funds available from operating cash flows and our bank credit facility as described above, we use operating leases as a principal off balance sheet technique. Operating leases are employed as an alternative to purchasing certain property, plant and equipment. Future rental commitments, extending through the year 2020, under all non-cancelable operating leases in effect at December 31, 2011 total $30.7 million.

Commitments and Contingencies

The table below summarizes our contractual obligations as of December 31, 2011 (in millions):

		Payments Due by Period
	Total	2012	2013- 2014	2015- 2016	Beyond 2016
Long-term debt, including current portion(1)	$52.6	$0.4	$52.2	$—	$—
Operating lease obligations(2)	30.7	10.2	10.9	6.5	3.1

Total	$83.3	$10.6	$63.1	$6.5	$3.1

(1)	Amounts represent the expected cash payments of our long-term debt and do not include any fair value adjustments.
(2)	Amounts, are net of minimum sublease income.

Cautionary Statement Relevant to Forward-looking Information for the Purpose of “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

This Annual Report on Form 10-K and our annual report to shareholders contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements regarding:

•	our belief that cash generated from operations and funds available under our credit facility will be sufficient to meet our currently anticipated liquidity and capital expenditure needs;

•	our belief that we have the product offerings, distribution channel, personnel, systems infrastructure and financial and competitive resources necessary for continued operations;

•	our expectation that the severe downturn in new housing activity will continue into 2012 and will continue to adversely affect our operating results, liquidity and financial condition;

•	our expectation that there will be a slight increase in housing starts in 2012 as compared to 2011;

•	our expectation that the bad debt expense could increase as our customers experience greater financial difficulties as a result of the current downturn in new housing activity;

•	our belief that we will not achieve sufficient financial results to satisfy the financial covenant under our credit facility if it were required to be tested;

•	our belief that there are no material environmental liabilities at any of our current or former distribution center locations;

•	our expectation that we will continue to face competition from new market entrants;

•	our liquidity and exposure to market risk;

•	our anticipation that we will not pay dividends in the future;

•	our expectation that there will not be any significant increases or decreases to our unrecognized tax benefits within the 12 months of the financial statement reporting date; and

•	cyclical and seasonal trends.

The words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “believe,” “estimate,” “project” or similar expressions identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

These statements present management’s expectations, beliefs, plans and objectives regarding our future business and financial performance. These forward-looking statements are based on current projections, estimates, assumptions and judgments, and involve known and unknown risks and uncertainties. We disclaim any obligation to publicly update or revise any of these forward-looking statements. There are a number of factors that could cause our actual results to differ materially from those expressed or implied in the forward-looking statements. These factors include, but are not limited to those set forth under Item 1A—Risk Factors.

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have exposure to market risk as it relates to effects of changes in interest rates. We had debt outstanding at December 31, 2011 under our credit facility of $52.1 million.

All of our debt under our revolving credit facility accrues interest at a floating rate basis. If market interest rates for LIBOR had been different by an average of 1% for the year ended December 31, 2011, our interest expense and income before taxes would have changed by $0.6 million. These amounts are determined by considering the impact of the hypothetical interest rates on our borrowing cost. This analysis does not consider the effects of any change in the overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management may take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our financial structure.

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

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Huttig Building Products, Inc.:

We have audited the accompanying consolidated balance sheets of Huttig Building Products, Inc. and subsidiary (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Huttig Building Products, Inc. and subsidiary as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

St. Louis, Missouri

February 23, 2012

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2011	2010	2009
	(In millions, except share and per share data)
Net sales	$478.7	$467.7	$455.2
Cost of sales	390.1	382.5	371.1

Gross margin	88.6	85.2	84.1
Operating expenses	98.4	103.3	105.7
Goodwill impairment	0.4	—	1.0
Gain on disposal of capital assets	—	(0.4)	(1.5)

Operating loss	(10.2)	(17.7)	(21.1)
Interest expense, net	2.8	2.1	1.5

Loss from continuing operations before income taxes	(13.0)	(19.8)	(22.6)
Benefit for income taxes	(0.3)	(0.4)	(2.8)

Loss from continuing operations	(12.7)	(19.4)	(19.8)
Income (loss) from discontinued operations, net of taxes	(0.5)	0.5	(0.7)

Net loss	$(13.2)	$(18.9)	$(20.5)

Net loss from continuing operations per share—basic and diluted	$(0.58)	$(0.90)	$(0.94)
Net income (loss) from discontinued operations per share—basic and diluted	(0.02)	0.02	(0.03)

Net loss per share—basic and diluted	$(0.60)	$(0.88)	$(0.97)

Weighted average shares outstanding:
Basic shares outstanding—continuing and discontinued operations	22,160,455	21,547,394	21,190,133
Diluted shares outstanding—continuing operations	22,160,455	21,547,394	21,190,133
Diluted shares outstanding—discontinued operations	22,160,455	22,511,294	21,190,133

See notes to consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
	(In millions)
ASSETS
Current Assets:
Cash and equivalents	$0.7	$0.8
Trade accounts receivable, net	39.4	37.1
Inventories	44.8	46.2
Other current assets	4.3	4.3

Total current assets	89.2	88.4

Property, Plant and Equipment:
Land	5.0	4.9
Building and improvements	24.4	24.4
Machinery and equipment	29.7	29.1

Gross property, plant and equipment	59.1	58.4
Less accumulated depreciation	41.9	40.5

Property, plant and equipment, net	17.2	17.9

Other Assets:
Goodwill	8.2	8.6
Other	2.4	3.0
Deferred income taxes	8.0	8.2

Total other assets	18.6	19.8

Total Assets	$125.0	$126.1

See notes to consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
	(In millions)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$0.4	$0.2
Trade accounts payable	28.3	26.1
Deferred income taxes	8.0	8.2
Accrued compensation	1.5	2.3
Other accrued liabilities	13.6	13.2

Total current liabilities	51.8	50.0

Non-current Liabilities:
Long-term debt, less current maturities	52.2	41.9
Other non-current liabilities	1.1	1.6

Total non-current liabilities	53.3	43.5

Shareholders’ Equity:
Preferred shares; $.01 par (5,000,000 shares authorized)	—	—
Common shares; $.01 par (50,000,000 shares authorized: 23,980,177 shares issued and outstanding at December 31, 2011 and 22,847,760 at December 31, 2010)	0.2	0.2
Additional paid-in capital	39.5	39.0
Accumulated deficit	(19.8)	(6.6)

Total shareholders’ equity	19.9	32.6

Total Liabilities and Shareholders’ Equity	$125.0	$126.1

See notes to consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Shares Outstanding, at Par Value	Additional Paid-In Capital	Retained Earnings (Accum- ulated Deficit)	Total Shareholders’ Equity
	(In millions)
Balance at January 1, 2009	$0.2	$37.3	$32.8	$70.3

Net loss and comprehensive loss			(20.5)	(20.5)
Stock compensation expense		0.9		0.9

Balance at December 31, 2009	0.2	38.2	12.3	50.7

Net loss and comprehensive loss			(18.9)	(18.9)

Stock compensation expense		0.8		0.8

Balance at December 31, 2010	0.2	39.0	(6.6)	32.6

Net loss and comprehensive loss			(13.2)	(13.2)

Stock compensation expense		0.5		0.5

Balance at December 31, 2011	$0.2	$39.5	$(19.8)	$19.9

See notes to consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010	2009
	(In millions)
Cash Flows From Operating Activities:
Net loss	$(13.2)	$(18.9)	$(20.5)
Adjustments to reconcile net loss to cash used in operations:
Net (income) loss from discontinued operations	0.5	(0.5)	0.7
Depreciation and amortization	2.8	3.6	4.1
Non-cash interest expense	0.4	0.5	0.3
Stock compensation expense	0.5	0.8	0.9
Impairment of goodwill	0.4	—	1.0
Gain on disposal of capital assets	—	(0.4)	(1.5)
Deferred income taxes	—	—	1.1
Changes in operating assets and liabilities:
Trade accounts receivable	(2.3)	4.7	(8.8)
Inventories	1.4	(1.1)	14.3
Trade accounts payable	2.2	0.2	2.4
Other	(0.8)	4.0	(7.4)

Net cash used in operating activities	(8.1)	(7.1)	(13.4)

Cash Flows From Investing Activities:
Capital expenditures	(2.0)	(0.8)	(0.9)
Proceeds from disposition of capital assets	—	2.2	2.3

Cash provided by (used in) investing activities	(2.0)	1.4	1.4

Cash Flows From Financing Activities:
Payments of long term debt and revolving credit debt agreements	(132.9)	(198.2)	(137.4)
Borrowings of long term debt and revolving credit debt agreements	143.2	204.2	148.5
Repayments of capital lease and other obligations	(0.3)	(0.7)	(0.6)
Debt issuance costs	—	(0.1)	—

Cash provided by financing activities	10.0	5.2	10.5

Net decrease in cash and equivalents	(0.1)	(0.5)	(1.5)
Cash and equivalents, beginning of period	0.8	1.3	2.8

Cash and equivalents, end of period	$0.7	$0.8	$1.3

Supplemental Disclosure of Cash Flow Information:
Interest paid	$2.4	$1.5	$1.4
Income taxes refunded	—	(3.1)	(0.7)
Non-cash financing activities:
Assets acquired with debt obligations	0.5	0.2	0.9
Debt issuance costs financed	—	1.2	—

See notes to consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

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

Cash and Equivalents—The Company considers all highly liquid interest-earning investments with an original maturity of three months or less at the date of purchase to be cash equivalents. The carrying value of cash and equivalents approximates their fair value.

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

Inventory— Inventories are valued at the lower of cost or market. The Company’s entire inventory is comprised of finished goods. The Company reviews inventories on hand and records a provision for slow-moving and obsolete inventory. The provision for slow-moving and obsolete inventory is based on historical and expected sales. Approximately 86% and 90% of inventories were determined by using the LIFO (last-in, first-out) method of inventory valuation as of December 31, 2011 and December 31, 2010, respectively. The balance of all other inventories is determined by the average cost method, which approximates costs on a FIFO (first-in, first-out) method. The FIFO cost would be higher than the LIFO valuation by $9.6 million at December 31, 2011 and $8.6 million at December 31, 2010.

Supplier Rebates—The Company enters into agreements with certain vendors providing for inventory purchase based rebates upon purchasing volumes. The Company accrues the receipt of rebates base on purchases and records vendor rebates as a reduction of the cost of inventory purchased.

Property, Plant and Equipment—Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets and is charged to operating expenses. Buildings and improvements lives range from 3 to 25 years. Machinery and equipment lives range from 3 to 10 years. The Company recorded depreciation expense of $2.7 million, $3.1 million and $3.5 million in 2011, 2010 and 2009, respectively.

Goodwill—Goodwill for each reporting unit is reviewed for impairment annually or more frequently if certain indicators arise. The Company also reassesses useful lives of previously recognized intangible assets. The fair value the Company calculated includes multiple assumptions of its future operations to determine future discounted cash flows including but not limited to such factors as sales levels, gross margin rates, capital requirements and discount rates. The carrying value of goodwill is considered impaired when a reporting unit’s fair value is less than its carrying value. In that event, goodwill impairment is recognized to the extent recorded goodwill exceeds the implied fair value of that goodwill. As the Company continues to face a challenging housing environment and general uncertainty in the U.S. economy, its assumptions may change significantly in the future resulting in further goodwill impairments in future periods. See Note 2, “Goodwill and Other Intangible Assets” for additional information.

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

Shipping and Handling—Costs associated with shipping and handling products to the Company’s customers are charged to operating expense. Shipping and handling costs were approximately $26.6 million, $25.3 million and $25.7 million in 2011, 2010 and 2009, respectively.

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

Net Loss Per Share—Basic net loss per share is computed by dividing loss available to common stockholders by weighted average shares outstanding. Diluted net loss per share reflects the effect of all other potentially dilutive common shares using the treasury stock method. See Note 11, “Basic and Diluted Net Loss Per Share” for additional information.

Accounting For Stock-Based Compensation—The Company has stock-based compensation plans covering the majority of its employee groups and a plan covering the Company’s Board of Directors. The Company accounts for share-based compensation utilizing the fair value recognition provisions of ASC 718, “Compensation-Stock Compensation”. The Company recognizes compensation cost for equity awards on a straight-line basis over the requisite service period for the entire award. See Note 9, “Stock and Incentive Compensation Plans” for additional information.

Concentration of Credit Risk—The Company is engaged in the distribution of building materials throughout the United States. The Company grants credit to customers, substantially all of whom are dependent upon the construction sector. The Company periodically evaluates its customers’ financial condition but does not generally require collateral. A significant portion of our sales are concentrated with a relatively small number of our customers. Our top ten customers represented 38% of our sales in 2011. In 2011, 2010, and 2009, the Company had a single customer representing 11% of total sales. This customer is a buying group for multiple building material dealers.

Segments—ASC 280, “Segment Reporting”, defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. At December 31, 2011 and 2010, under the definition of a segment, each of our branches is considered an operating segment of our business. Under ASC 280, operating segments may be aggregated if the operating segments have similar economic characteristics and if the nature of the products, distribution methods, customers and regulatory environments are similar. The Company has aggregated its branches into one reporting segment, consistent with ASC 280.

2.    GOODWILL AND OTHER INTANGIBLE ASSETS

Under ASC 350, “Goodwill and Other”, goodwill is reviewed for impairment annually or more frequently if certain indicators arise. In addition, the statement requires reassessment of the useful lives of previously recognized intangible assets.

ASC 350 prescribes a two-step process for impairment testing of goodwill. During the fourth quarter of 2011 and 2010, the Company performed the annual test for impairment of its reporting units. The Company recorded $0.4 million goodwill impairment charge in 2011 related to its facilities in Tennessee and Connecticut and a $1.0 million goodwill impairment charge related to its facility in Arizona in 2009. The Company did not record impairment charges in 2010. The following table summarizes goodwill activity for the three years ended December 31, 2011 (in millions):

	Goodwill	Accumulated Impairments	Goodwill, Net
Balance at January 1, 2009	$18.5	$(8.9)	$9.6
Impairments 2009	—	(1.0)	(1.0)
Disposal of reporting units	(0.4)	0.4	—

Balance at December 31, 2009	18.1	(9.5)	8.6

No activity in 2010	—	—	—

Balance at December 31, 2009	18.1	(9.5)	8.6

Impairments 2011	—	(0.4)	(0.4)

Balance at December 31, 2011	$18.1	$(9.9)	$8.2

	Cost		Accumulated Amortization
	2011	2010	2011	2010
Amortizable intangible assets:(1)
Customer relationships	$1.4	$1.4	$0.5	$0.4

(1)	Amortizable intangible assets are included in “Other Assets”.

The Company recorded amortization expense of $0.1 million, $0.5 million and $0.6 million for the years ended December 31, 2011, 2010 and 2009, respectively. The Company expects to record amortization expense for its existing intangible assets of approximately $0.1 million in each year 2012 through 2016, and in total, approximately $0.4 million thereafter.

3.    ALLOWANCE FOR DOUBTFUL ACCOUNTS

The allowance for doubtful accounts consisted of the following (in millions):

	December 31,
	2011	2010	2009
Balance at beginning of year	$0.7	$0.7	$1.4
Provision charged to expense	0.7	0.6	0.8
Write-offs, less recoveries	(0.9)	(0.6)	(1.5)

Balance at end of year	$0.5	$0.7	$0.7

The Company recorded bad debt expense of 0.1%, 0.1% and 0.2% of net sales in 2011, 2010 and 2009, respectively.

4.    LONG-TERM DEBT

Debt consisted of the following (in millions):

	December 31,
	2011	2010
Revolving credit facility	$52.1	$41.7
Other obligations	0.5	0.4

Total debt	52.6	42.1
Less current portion	0.4	0.2

Long-term debt	$52.2	$41.9

Credit Agreement— The Company has a $120.0 million asset based senior secured revolving credit facility (“credit facility”). In October 2011, the Company amended its credit facility to, among other things, amend the cash dominion threshold. Borrowing availability under the credit facility is based on eligible accounts receivable, inventory and real estate. The real estate component of the borrowing base amortizes monthly over ten years on a straight-line basis. Borrowings under the credit facility are collateralized by substantially all of the Company’s assets and are subject to certain operating limitations applicable to a loan of this type, which, among other things, place limitations on indebtedness, liens, investments, mergers and acquisitions, dispositions of assets, cash dividends and transactions with affiliates. The entire unpaid balance under the credit facility is due and payable on September 3, 2014, the maturity date of the credit agreement.

At December 31, 2011, under the credit facility, the Company had revolving credit borrowings of $52.1 million outstanding at a weighted average interest rate of 3.16%, letters of credit outstanding totaling $4.9 million, primarily for health and workers’ compensation insurance, and $19.0 million of additional committed borrowing capacity. The Company pays an unused commitment fee in the range of 0.30% to 0.375% per annum. In addition, the Company had $0.5 million of capital lease and other obligations outstanding at December 31, 2011.

The sole financial covenant in the credit facility is the fixed charge coverage ratio (“FCCR”) that must be tested by the Company if the excess borrowing availability falls below a range of $10.0 million to $15.0 million depending on the Company’s borrowing base and must also be tested on a pro forma basis prior to consummation of certain significant business transactions outside the Company’s ordinary course of business, as defined in the agreement. The FCCR is 1.25:1.00. At December 31, 2011, the FCCR testing threshold was $10.0 million and the Company had $19.0 million of excess availability. In addition to the sole financial covenant, the credit facility, as amended, gives the lenders the right to dominion of the Company’s bank accounts should excess borrowing availability fall below $5.0 million over the FCCR testing threshold or $15.0 million at December 31, 2011. This right does not change the Company’s ability to borrow on the credit facility in any manner nor does it make the underlying debt callable by the lender; however, under ASC 470, “Debt”, if the excess availability were to fall below the dominion threshold, the Company would be required to reclassify long-term debt to current debt on its balance sheet.

The Company believes that cash generated from its operations, funds available under the credit facility will provide sufficient funds to meet its currently anticipated short-term and long-term liquidity and capital expenditure requirements. In 2011 and 2010, the minimum FCCR was not required to be tested as excess borrowing availability was greater than the minimum threshold. However, if availability would have fallen below that threshold, the Company would not have met the minimum FCCR. If the Company was unable to maintain excess borrowing availability of more than the applicable amount in the range of $10.0 million to $15.0 million and was also unable to comply with this financial covenant, its lenders would have the right, but not the obligation, to terminate the loan commitments and accelerate the repayment of the entire amount outstanding under the credit facility. The lenders could also foreclose on the Company’s assets that secure the credit facility. In that event, the Company would be forced to seek alternative sources of financing, which may not be available on terms acceptable to it, or at all.

Maturities—At December 31, 2011, the aggregate scheduled maturities of debt are as follows (in millions):

2012	$0.4
2013	—
2014	52.2
2015	—
2016	—
Thereafter	—

Total	$52.6

The fair value of long-term debt, as calculated using the aggregate cash flows from principal and interest payments over the life of the debt, was approximately $51.6 million and $41.7 million at December 31, 2011 and 2010, respectively, based upon a discounted cash flow analysis using current market interest rates. The fair value measurement inputs for long-term debt are classified as Level 3 (unobservable inputs) in the valuation hierarchy as defined by ASC 820, “Fair Value Measurements and Disclosures”.

5.    PREFERRED SHARE PURCHASE RIGHTS

The Company has authorized 5.0 million shares of $0.01 par value preferred stock, of which 250,000 shares have been designated as Series A Junior Participating Preferred Stock.

6.    OTHER ACCRUED LIABILITIES

The Company has other accrued liabilities at December 31, 2011 and December 31, 2010 of $13.6 million and $13.2 million, respectively. Liabilities for self-insurance accruals were $3.4 million and $2.4 million and amounts due for sales incentive programs were $2.5 million and $2.7 million at December 31, 2011 and 2010, respectively.

7.    COMMITMENTS AND CONTINGENCIES

The Company leases certain of its vehicles, equipment and distribution facilities from various third parties with non-cancelable operating leases with various terms. Certain leases contain renewal or purchase options. Future minimum payments, by year, and in the aggregate, under these leases with initial terms of one year or more consisted of the following at December 31, 2011 (in millions):

	Non-cancelable Operating Leases	Minimum Sublease Income	Net
2012	$11.5	$(1.3)	$10.2
2013	7.7	(1.1)	6.6
2014	5.4	(1.1)	4.3
2015	4.8	(0.7)	4.1
2016	2.4	—	2.4
Thereafter	3.1	—	3.1

Total minimum lease payments	$34.9	$(4.2)	$30.7

Operating lease obligations expire in varying amounts through 2020. Rental expense for all operating leases was $14.8 million, $15.4 million and $17.0 million in 2011, 2010 and 2009, respectively. Sublease income was $0.9 million, $1.0 million and $0.9 million in 2011, 2010 and 2009, respectively. Operating lease expense in 2011 is net of a one-time $0.9 million payment to the Company to relinquish lease rights to a long term operating lease.

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

In 1995, Huttig was identified as a potentially responsible party in connection with the clean up of contamination at a formerly owned property in Montana that was used for the manufacture of wood windows. Huttig is voluntarily remediating this property under the oversight of and in cooperation with the Montana Department of Environmental Quality (Montana DEQ) and is complying with a 1995 unilateral administrative order of the Montana DEQ to complete a remedial investigation and feasibility study. The remedial investigation was completed and approved in 1998 by the Montana DEQ, which has issued its final risk assessment of this property. In March 2003, the Montana DEQ approved Huttig’s work plan for conducting a feasibility study to evaluate alternatives for cleanup. In July 2004, the Company submitted the feasibility study report, which evaluated several potential remedies, including continuation and enhancement of remedial measures already in place and operating. Huttig also submitted plans for testing a newer technology that could effectively remediate the site. The Montana DEQ approved these plans and a pilot test of the remediation technology was completed in July 2007. The Montana DEQ is in the process of reviewing the results of the pilot test. After evaluating the results of the pilot test, the Montana DEQ will comment on the feasibility study report and its recommended remedy, and then will select a final remedy, publish a record of decision and negotiate with Huttig for an administrative order of consent on the implementation of the final remedy. Huttig spent less than $0.5 million, $0.2 million, and $0.2 million on remediation costs at this site in each of the years ended December 31, 2011, 2010, and 2009, respectively. The annual level of future remediation expenditures is difficult to estimate because of the uncertainty relating to the final remedy to be selected by the Montana DEQ. As of December 31, 2011, the Company has accrued $0.6 million for future costs of remediating this site, which management believes represents a reasonable estimate, based on current facts and circumstances, of the currently expected costs of remediation. Until the Montana DEQ selects a final remedy, however, management cannot estimate the top of the range of loss or cost to Huttig of the final remediation order. As a result, the Company may incur material adverse effect on its consolidated financial statements in the future with respect to this property.

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

8.    EMPLOYEE BENEFIT PLANS

Defined Contribution Plans—The Company sponsors a qualified defined contribution plan covering substantially all its employees. The Company suspended the matching contributions effective January 2009.

In 2011, the Company ended its nonqualified deferred compensation plan and made no contributions to this plan in 2011, 2010 or 2009.

Defined Benefit Plans—The Company participates in several multi-employer pension plans that provide benefits to certain employees under collective bargaining agreements. The risks of participating in these multi-employer plans are different from single-employer plans in the following aspects: 1) assets contributed to the multi-employer plan by one employer may be used to provide benefits to employees of other participating employers 2) if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers, and 3) if the Company chooses to stop participating in some of its multi-employer plans, the Company may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability. Total contributions to these plans were $0.5 million, $0.5 million and $0.6 million in 2011, 2010 and 2009, respectively. A majority of the contributions are to the Western Conference of Teamsters Pension Plan. The Company does not contribute more than 5 percent of total contributions for these multi-employer pension plans. The Company’s participation in the multi-employer pension plans for the year ended December 31, 2011 is outlined in the table below.

Legal Name of Plan	EIN—Plan Number	Pension Protection Act Zone Status	Financial Improvement Plan	Surcharge Imposed	Expiration Date of Collective- Bargaining Agreement	12/31/2011 Company Participants
Western Conference of Teamsters Pension Plan	91-6145047 - 001	Funded > 80%	No	No	3/31/2012 to	68
					6/30/2014
Southern California Lumber Industry Retirement Fund	95-6035266 - 001	Funded > 80%	No	No	6/30/2014	9
Central States, Southeast and Southwest Areas Pension Plan	36-6044243 - 001	Funded < 65%	Implemented	Yes	3/31/2013	3

9.    STOCK AND INCENTIVE COMPENSATION PLANS

EVA Incentive Compensation Plan

The Company’s EVA Incentive Compensation Plan is intended to maximize shareholder value by aligning management’s interests with those of shareholders by rewarding management for sustainable and continuous improvement in operating results. The Company recorded $0.5 million and $0.8 million in expense related to this plan in 2011 and 2010, respectively. No expense was recorded under this plan in 2009.

2005 Executive Incentive Compensation Plan

Under the Company’s 2005 Executive Incentive Compensation Plan, which was adopted in 2005 and subsequently amended in 2007 and 2009, incentive awards of up to 3,425,000 shares of common stock may be granted.

In addition, upon adoption of this plan, no further awards may be issued under either the 1999 Stock Incentive Plan or the 2001 Stock Incentive Plan; however, shares forfeited under those plans are available for subsequent issuance under this Plan. The Plan allows the Company to grant awards to key employees, including restricted stock awards and stock options, subject primarily to the requirement of continued employment. The awards for this Plan are available for grant over a ten-year period unless terminated earlier by the Board of Directors. No options were issued in 2011, 2010 or 2009. In 2011, the Company granted 1,149,750 shares of restricted stock. In 2010, the Company granted 913,750 shares of restricted stock. In 2009, the Company granted 698,500 shares of restricted stock. No monetary consideration is paid by employees who receive restricted stock. The restricted shares vest ratably over three years. Restricted stock can be granted with or without performance restrictions.

2005 Non-Employee Directors’ Restricted Stock Plan

Under the Company’s 2005 Non-Employee Directors’ Restricted Stock Plan, which was adopted in 2005 and subsequently amended in 2007 and 2009, incentive awards of up to 275,000 shares of common stock may be granted. The awards for this plan are available for grant over a ten-year period unless terminated earlier by the Board of Directors. In 2011, the Company granted 52,500 restricted stock units. The 2011 grant of restricted stock units vests on the date of the 2012 shareholders’ meeting. In 2010, the Company granted 52,500 restricted stock units. The 2010 grant of restricted stock units vested on the date of the 2011 annual shareholders’ meeting. In 2009, no shares were granted under this plan.

Accounting For Stock-Based Compensation

The Company recognized approximately $0.6 million, $0.8 million, and $0.9 million in non-cash stock compensation expense for restricted stock awards in 2011, 2010 and 2009, respectively.

At December 31, 2011, the Company had 453,544 shares available under all of the stock compensation plans.

Stock Options

The fair value of each option award is estimated as of the date of grant using the Black-Scholes option pricing model. The Company has not granted stock options in 2011, 2010 or 2009.

The following table summarizes the stock option transactions pursuant to the Company’s stock incentive plans for the three years ended December 31, 2011:

	Shares (000’s)	Weighted Average Exercise Price Per Share	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (000’s)	Average Remaining Vesting Period (months)	Unrecognized Compensation Expense (000’s)
Options Outstanding at January 1, 2009	465	$7.06
Granted	—	—
Exercised	—	—
Forfeited	(73)	8.15

Options Outstanding at December 31, 2009	392	6.85
Granted	—	—
Exercised	—	—
Forfeited	(141)	5.16

Options Outstanding at December 31, 2010	251	7.81
Granted	—	—
Exercised	—	—
Forfeited	(40)	4.34

Options Outstanding at December 31, 2011	211	$8.47	3.2	—	—	$—

Exercisable at December 31, 2011	211	$8.47	3.2	—	N/A	N/A

The following table summarizes information about stock options outstanding at December 31, 2011:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
Range of Exercise Price	Number Outstanding (000’s)	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable (000’s)	Weighted Average Exercise Price
$2.98	2	1.6	$2.98	2	$2.98
$7.23	76	2.3	7.23	76	7.23
$8.78	80	4.1	8.78	80	8.78
$9.12 – $10.09	53	3.4	10.00	53	10.00

Total	211	3.2	$8.47	211	$8.47

Restricted Stock and Restricted Stock Units

Restricted stock grants are recorded as unearned compensation on the date of grant in additional paid in capital at fair market value. The unearned compensation is being amortized to expense over the respective vesting periods.

The following summary presents the information regarding the restricted stock and restricted stock units for the three years ended December 31, 2011:

	Shares (000’s)	Weighted Average Grant Date Fair Value	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (000’s)	Average Remaining Vesting Period (months)	Unrecognized Compensation Expense (000’s)
Outstanding at January 1, 2009	598	$4.73
Granted	699	0.42
Restricted stock vested	(209)	4.95
Forfeited	(92)	1.52

Outstanding at December 31, 2009	996	1.96
Granted	966	0.70
Restricted stock vested	(387)	2.43
Forfeited	(155)	0.93

Outstanding at December 31, 2010	1,420	1.09
Granted	1,202	0.65
Restricted stock vested	(568)	1.21
Forfeited	(17)	1.37

Outstanding at December 31, 2011	2,037	$0.79	8.6	$1,059	11.3	$847

Restricted stock units vested at
December 31, 2011	113	$3.59	6.7	$59	N/A	N/A

On February 21, 2012, the Company’s Board of Directors approved amendments to both the 2005 Executive Incentive Compensation Plan and the 2005 Non-Employee Directors’ Restricted Stock Plan increasing the authorized shares available under the plans by 2,700,000 and 300,000, respectively.

10.    INCOME TAXES

The provision for income taxes, relating to continuing operations, is composed of the following (in millions):

	2011	2010	2009
Current:
U.S. Federal tax (benefit)	$(0.1)	$(0.2)	$(3.9)
State and local tax	(0.2)	0.1	—

Total current	(0.3)	(0.1)	(3.9)

Deferred:
U.S. Federal tax (benefit)	—	(0.3)	1.0
State and local tax	—	—	0.1

Total deferred	—	(0.3)	1.1

Total income tax (benefit)	$(0.3)	$(0.4)	$(2.8)

A reconciliation of income taxes based on the application of the statutory federal income tax rate to income taxes as set forth in the consolidated statements of operations follows:

	2011	2010	2009
Federal statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in taxes resulting from:
State and local taxes	2.0	2.0	2.0
Contingency accrual adjustment	2.6	0.4	(0.2)
Change in valuation allowance	(35.5)	(36.5)	(24.1)
Nondeductible items	(1.5)	(0.4)	(0.3)
Discontinued operations utilization	—	1.5	—
Other, net	(0.3)	0.1	—

Effective income tax rate	2.3%	2.1%	12.4%

In 2011, 2010 and 2009, the Company recorded a loss from continuing operations before income taxes of $13.0 million, $19.8 million and $22.6 million, respectively. The Company has recorded an increase in the valuation allowance of $5.2 million and $6.5 million for 2011 and 2010, respectively.

Deferred income taxes at December 31, 2011 and 2010 are comprised of the following (in millions):

	2011		2010
	Assets	Liabilities	Assets	Liabilities
Property, plant and equipment	$0.6	$—	$0.4	$—
Goodwill	0.9	—	1.1	—
Employee benefits related	1.5	—	1.5	—
Inventories	0.7	—	0.6	—
LIFO	—	8.3	—	8.3
Insurance related	1.2	—	0.8	—
Other accrued liabilities	1.1	—	1.5	—
Accounts receivables	0.2	—	0.4	—
Income tax loss carryforwards	34.2	—	29.0	—
Other	0.2	0.6	0.1	0.6

Gross deferred tax assets and liabilities	40.6	8.9	35.4	8.9
Valuation allowance	(31.7)	—	(26.5)	—

Total	$8.9	$8.9	$8.9	$8.9

Huttig has gross deferred tax assets of $40.6 million and a valuation allowance of $31.7 million netting to deferred tax assets of $8.9 million at December 31, 2011. After classifying $0.8 of short-term deferred tax assets with short-term deferred tax liabilities and $0.1 million of long-term deferred tax liabilities with long-term deferred tax assets, the Company has current deferred tax liabilities of $8.0 million at December 31, 2011. The Company expects its deferred tax liabilities to be settled with utilization of its deferred tax assets. The deferred tax liabilities enable the Company to partially utilize the deferred tax assets at December 31, 2011 and the balance of the deferred tax assets are covered by the Company’s valuation allowance. The Company is not relying on future pre-tax income at December 31, 2011 to support the utilization of the deferred tax assets.

The Company has both federal and state tax loss carryforwards reflected above. The Company’s federal tax loss carryforwards of approximately $75 million will begin to expire in 2028. The state tax loss carryforwards have expiration dates extending out to 2030. The total deferred income tax assets (liabilities) as presented in the accompanying consolidated balance sheets are as follows (in millions):

	2011	2010
Net current deferred taxes	$(8.0)	$(8.2)
Net long-term deferred taxes	8.0	8.2

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

11.    BASIC AND DILUTED NET LOSS PER SHARE

The following table sets forth the computation of net loss per basic and diluted share (net loss amounts in millions, share amounts in thousands, per share amounts in dollars):

	2011	2010	2009
Net loss available to common shareholders (numerator)
Net loss from continuing operations	$(12.7)	$(19.4)	$(19.8)
Net income (loss) from discontinued operations	(0.5)	0.5	(0.7)

Net loss	$(13.2)	$(18.9)	$(20.5)

Weighted average shares outstanding (denominator)
Basic and diluted shares—continuing operations and basic shares—discontinued operations	22,160	21,547	21,190
Non-vested restricted shares and restricted stock units impacting—income from discontinued operations	—	964	—

Diluted shares—discontinued operations	22,160	22,511	21,190

Net income (loss) per share—Basic and Diluted
Net loss from continuing operations	$(0.58)	$(0.90)	$(0.94)
Net income (loss) from discontinued operations	(0.02)	0.02	(0.03)

Net loss	$(0.60)	$(0.88)	$(0.97)

At December 31, 2011, 2010 and 2009, all outstanding stock options and all non-vested restricted shares were anti-dilutive. Anti-dilutive shares were not included in the computations of diluted loss per share amounts in 2011, 2010 and 2009 for continuing operations; however, 964,000 shares of restricted stock were dilutive for discontinued operations in 2010.

12.    SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table provides selected consolidated financial information from continuing operations on a quarterly basis for each quarter of 2011 and 2010. The Company’s business is seasonal and particularly sensitive to weather conditions. Interim amounts are therefore subject to significant fluctuations (in millions, except per share data).

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2011
Net sales	$99.5	$130.6	$135.5	$113.1	$478.7
Gross profit	17.3	24.4	25.0	21.9	88.6
Operating loss	(6.0)	(1.2)	(0.7)	(2.3)	(10.2)
Net loss from continuing operations	(6.6)	(1.9)	(1.4)	(2.8)	(12.7)
Net loss from discontinued operations	(0.1)	—	(0.3)	(0.1)	(0.5)

Net income (loss) per share—Diluted
Net loss from continuing operations	$(0.30)	$(0.09)	$(0.06)	$(0.13)	$(0.58)
Net loss from discontinued operations	—	—	(0.02)	—	(0.02)

Net loss	$(0.30)	$(0.09)	$(0.08)	$(0.13)	$(0.60)

2010
Net sales	$103.5	$133.9	$127.2	$103.1	$467.7
Gross profit	19.2	24.7	22.8	18.5	85.2
Operating loss	(6.3)	(1.8)	(3.8)	(5.8)	(17.7)
Net loss from continuing operations	(6.6)	(2.3)	(4.4)	(6.1)	(19.4)
Net income (loss) from discontinued operations	0.8	—	(0.1)	(0.2)	0.5

Net income (loss) per share—Diluted
Net loss from continuing operations	$(0.31)	$(0.11)	$(0.20)	$(0.28)	$(0.90)

Net income (loss) from discontinued operations	0.04	—	(0.01)	(0.01)	0.02

13.    DISCONTINUED OPERATIONS

Huttig sold its mouldings manufacturer, American Pine Products in August of 2004, and its one-step branches in three separate transactions in August and December of 2004, and in February of 2005. These operations are accounted for as discontinued operations. The discontinued operations of the Company had no sales in 2011, 2010 and 2009. In 2011, loss from discontinued operation of $0.5 million was recorded. In 2010, income from discontinued operations of $0.5 million, which is net of $0.3 million tax expense, was recorded. A loss from discontinued operations, net of taxes, of $0.7 million was recorded in 2009.

14.    BRANCH CLOSURES AND OTHER SEVERANCE

In 2011 and 2010, the Company recorded $0.2 million and $0.3 million, respectively, in operating charges from prior closures in the caption “Operating expenses” on its consolidated income statement.

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

At December 31, 2011 and 2010, the Company had $0.5 million and $0.9 million, respectively, in accruals related to the remaining building lease rentals that will be paid out over the terms of the various leases through 2015 recorded in the caption “Other accrued liabilities” on its consolidated balance sheets.

Branch Closure Reserve and Other Severance (in millions)

	Inventory	Operating Expenses	Total
Balance January 1, 2009	$—	$0.9	$0.9
Branch closures and other severance	(0.3)	1.4	1.1
Amount paid/utilized	0.3	(1.4)	(1.1)

Balance December 31, 2009	—	0.9	0.9
Branch closures and other severance	—	0.3	0.3
Amount paid/utilized	—	(0.3)	(0.3)

Balance December 31, 2010	—	0.9	0.9
Branch closures and other severance	—	0.2	0.2
Amount paid/utilized	—	(0.6)	(0.6)

Balance December 31, 2011	$—	$0.5	$0.5

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

There were no changes in the Company’s internal control on financial reporting during the Company’s fiscal fourth quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management’s Report on Internal Control Over Financial Reporting—The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of Huttig Building Products, Inc.’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

ITEM 9B—OTHER INFORMATION

Increase in Executive Equity Incentive Plan Shares

On February 21, 2012, the Board of Directors (the “Board”) of the Company, upon recommendation of the Management Organization and Compensation Committee of the Board (the “Compensation Committee”), approved an amendment and restatement of the Company’s 2005 Executive Incentive Compensation Plan, Second Amendment and Restatement Effective December 6, 2009 (the “Executive Equity Incentive Plan”), to increase the number of common shares authorized for issuance by 2,700,000 shares, to 6,125,000 shares from 3,425,000 shares.

The foregoing description of the amendment and restatement of the Executive Equity Incentive Plan is qualified in its entirety by reference to the full text of the amended and restated Executive Equity Incentive Plan, which is attached hereto as Exhibit 10.14.

Issuance of Equity Plan Shares

On February 21, 2012, the Board, upon recommendation of the Committee, approved the grant of shares of restricted stock to the Company’s named executive officers, as set forth in the table below.

Executive Officer	# of Shares Granted
Jon P. Vrabely—President and Chief Executive Officer	225,000
Philip W. Keipp—Vice President and Chief Financial Officer	90,000
Gregory W. Gurley—Vice President, Product Management and Marketing	65,000

The restricted shares were granted under the Company’s 2005 Executive Incentive Compensation Plan—Third Amendment and Restatement Effective February 21, 2012. The restricted shares vest over three years, assuming continued employment, with one-third of the shares vesting on each of the first three anniversaries of the grant date.

2011 EVA Bonus Pool

On February 21, 2012, the Board, upon recommendation of the Committee, approved the amount of the bonus pool available for cash awards for 2011 under the Company’s EVA Incentive Compensation Plan (the “EVA Plan”), in which all of the named executive officers participate. EVA is a measurement of the amount by which the Company’s after-tax profits, after certain adjustments, exceed the cost of capital employed by the Company. After the end of the year, the Committee approves the cost of capital used in the formula and determines the amount of the EVA bonus pool available for awards. The amount of the EVA bonus pool for 2011 was determined to be $399,000. The Committee has not yet allocated any part of the 2011 EVA bonus pool to any of the named executive officers or to any other participant, nor has the Committee determined when such allocation will be made or when the awards will be paid.

PART III

ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding executive officers and directors of Huttig is set forth in the Company’s definitive proxy statement for its 2012 Annual Meeting of Stockholders (the “2012 Proxy Statement”) under the caption “Executive Officers” and “Election of Directors”, respectively, and is incorporated herein by reference. Information regarding Section 16(a) beneficial ownership reporting compliance is set forth in the 2012 Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

The information regarding the Company’s “audit committee financial expert” and identification of the members of the Audit Committee of the Company’s Board of Directors is set forth in the 2012 Proxy Statement under the caption “Board Committees” and is incorporated herein by reference.

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

ITEM 11—EXECUTIVE COMPENSATION

The information required by Item 11 is set forth in the 2012 Proxy Statement under the captions “Board of Directors and Committees of the Board of Directors,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Report on Executive Compensation by the Management Organization and Compensation Committee of the Company” and is incorporated herein by reference.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except as set forth below, the information required by Item 12 is set forth in the 2012 Proxy Statement under the captions “Beneficial Ownership of Common Stock by Directors and Management” and “Principal Stockholders of the Company,” and is incorporated herein by reference.

Equity Compensation Plan Information

The following table presents information, as of December 31, 2011, for equity compensation plans under which Huttig’s equity securities are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	210,625	$8.47	—	(1)
Equity compensation plans not approved by security holders(2)	—	N/A	453,544

Total	210,625	$8.47	453,544

(1)	All securities have been issued under equity compensation plans approved by the shareholders at December 31, 2011.
(2)	Includes written option agreements providing for option grants to certain of the Company’s non-employee directors.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is set forth in the 2012 Proxy Statement under the caption “Certain Relationships and Related Transactions and Director Independence,” and is incorporated herein by reference.

ITEM 14—PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is set forth in the 2012 Proxy Statement under the caption “Principal Accounting Firm Services and Fees,” and is incorporated herein by reference.

PART IV

ITEM 15—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

1. Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2011 and 2010

Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2011, 2010 and 2009

Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009

Notes to Consolidated Financial Statements

2. Exhibits:

Exhibit Index

3.1	Restated Certificate of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to the Form 10 filed with the Commission on September 21, 1999.)
3.2	Amended and Restated Bylaws of the Company as amended as of September 26, 2007. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 28, 2007.)
4.1	Certificate of Designations of Series A Junior Participating Preferred Stock of the Company. (Incorporated by reference to Exhibit 4.6 to the 1999 Form 10-K.)
10.1	Tax Allocation Agreement by and between Crane and the Company dated December 16, 1999. (Incorporated by reference to Exhibit 10.1 to the 1999 Form 10-K.)
10.2	Employee Matters Agreement between Crane and the Company dated December 16, 1999. (Incorporated by reference to Exhibit 10.2 to the 1999 Form 10-K.)
*10.3	1999 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.5 to Amendment No. 4 to the Form 10 filed with the Commission on December 6, 1999.)
*10.4	Form of Stock Option Agreement under the Company’s 1999 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.6 to the 1999 Form 10-K.)
*10.5	Amended and Restated 2001 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.)
*10.6	Form of Stock Option Agreement under the Company’s 2001 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (the “2001 Form 10-K”).)
*10.7	Form of Indemnification Agreement for Executive Officers and Directors. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 4, 2005.)
10.8	Registration Rights Agreement by and between The Rugby Group PLC and the Company dated December 16, 1999. (Incorporated by reference to Exhibit 10.14 to the 1999 Form 10-K.)

10.9	Letter Agreement dated August 20, 2001 between the Company and The Rugby Group Limited. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 29, 2001)
10.10	Joint Defense Agreement dated January 19, 2005, between the Company and The Rugby Group Ltd. and Rugby IPD Corp (Incorporated herein by reference to Exhibit 10.29 to the 2004 Form 10-K)+
*10.11	Amendment No. 1 to 1999 Stock Incentive Plan (Incorporated by reference to Exhibit 10.35 to the Company’s Form 10-K/A (Amendment No. 1) filed with the Commission on August 8, 2005)
*10.12	Amendment No. 1 to Amended and Restated 2001 Stock Incentive Plan (Incorporated by reference to Exhibit 10.36 to the Company’s Form 10-K/A (Amendment No. 1) filed with the Commission on August 8, 2005)
*10.13	EVA Incentive Compensation Plan (as amended effective January 1, 2004) (Incorporated by reference to Exhibit 10.38 to the Company’s Form 10-K/A (Amendment No. 2) filed with the Commission on October 17, 2005)
*10.14	2005 Executive Incentive Compensation Plan, Third Amendment and Restatement Effective February 21, 2012 (Incorporated by reference to Exhibit 10.1 to the Company’s Form S-8 Registration Statement filed with the Commission on February 21, 2012)
*10.15	2005 Nonemployee Directors’ Restricted Stock Plan, Second Amendment and Restatement Effective February 21, 2012 (Incorporated by reference to Exhibit 10.2 to the Company’s Form S-8 Registration Statement filed with the Commission on February 21, 2012)
*10.16	Form of Restricted Stock Agreement under 2005 Executive Incentive Compensation Plan (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2005)
*10.17	Form of Stock Option Agreement under 2005 Executive Compensation Plan (Incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2005)
*10.18	Form of Restricted Stock Unit Agreement under the 2005 Nonemployee Directors’ Restricted Stock Plan (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)
*10.19	EVA Executive Incentive Plan for the year 2010 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.)
*10.20	Executive Agreement dated December 4, 2006 between Jon P. Vrabely and the Company (Incorporated herein by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.)
*10.21	Deferred Compensation Plan — 2008 Restatement (Incorporated herein by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)
*10.22	Amended and Restated Executive Agreement between Huttig Building Products, Inc. and Jon Vrabely effective as of June 24, 2008 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2008)
*10.23	Amendment No.1 to Amended and Restated Executive Agreement between the Company and Jon P. Vrabely effective September 28, 2009 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009)
*10.24	Form of Letter Amendment to Change in Control Agreements (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30,2011)
*10.25	Amendment No. 2 to Amended and Restated Executive Agreement between the Company and Jon P. Vrabely effective as of April 12, 2010 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2010.)
*10.26	Compensation arrangements for certain named executive officers
*10.27	Compensation arrangements with outside directors
*10.28	Release of All Claims fully executed on September 7, 2010 between Richard Baltz and the Company (Incorporated by to Exhibit 10.2 to the Company’s Form 8-K filed on September 10, 2010.)

*10.29	Amendment No. 3 to Amended and Restated Executive Agreement between the Company and Jon P. Vrabely effective As of November 21, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q For the quarter ended September 30, 2011.)
*10.30	Termination Amendment to the Huttig Building Products, Inc. Deferred Compensation Plan effective August 1, 2011
10.31	Amended and Restated Revolving Credit Agreement dated as of September 3, 2010, among the Company, Huttig Inc., General Electric Capital Corporation, as agent, co-syndication agent and lenders, Wells Fargo Capital Finance, LLC, as letter of credit issuer, co-collateral agent, co-syndication agent and lender and the other lenders signatory thereto from time to time (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 10, 2010)
10.32	First Amendment to Amended and Restated Revolving Credit Agreement dated as of October 31, 2011 by and among the Company, Huttig, Inc., General Electric Capital Corporation and Wells Fargo Capital Finance, LLC (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011)
21.1	Subsidiaries
23.1	Consent of KPMG LLP, independent registered public accounting firm
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
**101.INS	XBRL Instance Document
**101.SCH	XBRL Taxonomy Extension Scheme Document
**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
**101.LAB	XBRL Taxonomy Extension Label Linkbase Document
**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.
**	In accordance with Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
+	Certain portions of this Exhibit have been omitted based on an order granting confidential treatment under the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUTTIG BUILDING PRODUCTS, INC.

By:	/s/ Jon P. Vrabely
President and Chief Executive Officer

Date: February 24, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jon P. Vrabely Jon P. Vrabely	President, Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2012

/s/ Phillip W. Keipp Philip W. Keipp	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 24, 2012

/s/ R.S. Evans R. S. Evans	Chairman of the Board	February 24, 2012

/s/ E. Thayer Bigelow E. Thayer Bigelow	Director	February 24, 2012

/s/ Richard S. Forté Richard S. Forté	Director	February 24, 2012

/s/ Donald L. Glass Donald L. Glass	Director	February 24, 2012

/s/ J. Keith Matheney J. Keith Matheney	Director	February 24, 2012

/s/ Delbert H. Tanner Delbert H. Tanner	Director	February 24, 2012

/s/ Steven A. Wise Steven A. Wise	Director	February 24, 2012

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

St. Louis, MO 63102

The Annual Meeting of Shareholders

April 23, 2012 2:30 PM (ET)

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

Audit Committee (Chairman)

Delbert H. Tanner

Executive Committee

Management Organization & Compensation Committee

Jon P. Vrabely

Executive Committee (Chairman)

Steven A. Wise

Board Member

EXECUTIVE OFFICERS

Jon P. Vrabely

President & Chief Executive Officer

Philip W. Keipp

Vice President and

Chief Financial Officer

Gregory W. Gurley

Vice President

Marketing & Product Management

Brian D. Robinson

Vice President

Chief Information Officer

OPERATIONAL OFFICERS

Bruce McDonald

Vice President

Operations

Robert J. Pearce

Vice President

Eastern Region

Rick P. Richardson

Vice President

Western Region

Certifications

The Chief Executive Officer and Chief Financial Officer filed certifications with SEC regarding the quality of our public disclosure. These certifications can be found as Exhibits 31.1 and 31.2 to our Form 10-K for the fiscal year ended December 31, 2011.