Form 10-Q
period 2012-03-31
HUTTIG BUILDING PRODUCTS INC
filed 2012-04-20
CIK 1093082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The number of shares of Common Stock outstanding on March 31, 2012 was 24,909,345 shares.

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(In Millions, Except Share and Per Share Data)

	Three Months Ended
	March 31,
	2012	2011
Net sales	$116.5	$99.5
Cost of sales	95.2	82.2

Gross margin	21.3	17.3
Operating expenses	23.4	23.3

Operating loss	(2.1)	(6.0)
Interest expense, net	0.7	0.6

Loss from continuing operations before income taxes	(2.8)	(6.6)
(Benefit) provision for income taxes	—	—

Loss from continuing operations	(2.8)	(6.6)
Loss from discontinued operations, net of taxes	(0.1)	(0.1)

Net loss	$(2.9)	$(6.7)

Net loss from continuing operations per share—basic and diluted	$(0.12)	$(0.30)
Net loss from discontinued operations per share—basic and diluted	(0.01)	—

Net loss per share—basic and diluted	$(0.13)	$(0.30)

Weighted average shares outstanding:
Basic shares outstanding—continuing and discontinued operations	22,724,610	21,974,606
Diluted shares outstanding—continuing and discontinued operations	22,724,610	21,974,606

See notes to condensed consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(In Millions)

	March 31,	December 31,	March 31,
	2012	2011	2011
ASSETS
CURRENT ASSETS:
Cash and equivalents	$1.6	$0.7	$0.9
Trade accounts receivable, net	54.2	39.4	48.6
Inventories	55.7	44.8	55.5
Other current assets	4.4	4.3	4.1

Total current assets	115.9	89.2	109.1

PROPERTY, PLANT AND EQUIPMENT
Land	5.0	5.0	4.9
Building and improvements	24.5	24.4	24.4
Machinery and equipment	30.1	29.7	29.3

Gross property, plant and equipment	59.6	59.1	58.6
Less accumulated depreciation	42.6	41.9	41.1

Property, plant and equipment, net	17.0	17.2	17.5

OTHER ASSETS:
Goodwill	8.2	8.2	8.6
Other	1.8	2.4	2.9
Deferred income taxes	7.6	8.0	8.1

Total other assets	17.6	18.6	19.6

TOTAL ASSETS	$150.5	$125.0	$146.2

See notes to condensed consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(In Millions, Except Share and Per Share Data)

	March 31,	December 31,	March 31,
	2012	2011	2011
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$0.3	$0.4	$0.2
Trade accounts payable	42.9	28.3	42.5
Deferred income taxes	7.6	8.0	8.1
Accrued compensation	3.3	1.5	2.7
Other accrued liabilities	11.1	13.6	11.4

Total current liabilities	65.2	51.8	64.9

NON-CURRENT LIABILITIES:
Long-term debt, less current maturities	67.4	52.2	53.6
Other non-current liabilities	0.7	1.1	1.7

Total non-current liabilities	68.1	53.3	55.3

SHAREHOLDERS’ EQUITY
Preferred shares; $.01 par (5,000,000 shares authorized)	—	—	—
Common shares; $.01 par (50,000,000 shares authorized:
24,909,345; 23,980,177; and 23,648,177 shares issued at March 31, 2012, December 31, 2011 and March 31, 2011, respectively)	0.2	0.2	0.2
Additional paid-in capital	39.7	39.5	39.1
Accumulated deficit	(22.7)	(19.8)	(13.3)

Total shareholders’ equity	17.2	19.9	26.0

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$150.5	$125.0	$146.2

See notes to condensed consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(In Millions)

	Three Months Ended
	March 31,
	2012	2011
Cash Flows From Operating Activities:
Net loss	$(2.9)	$(6.7)
Adjustments to reconcile net loss to net cash used in operating activities:
Net loss from discontinued operations	0.1	0.1
Depreciation and amortization	0.8	0.8
Stock based compensation	0.2	0.2
Changes in operating assets and liabilities:
Trade accounts receivable	(14.8)	(11.5)
Inventories	(10.9)	(9.3)
Trade accounts payable	14.6	16.4
Other	(0.7)	(1.3)

Total cash used in operating activities	(13.6)	(11.3)

Cash Flows From Investing Activities:
Capital expenditures	(0.5)	(0.3)

Total cash used in investing activities	(0.5)	(0.3)

Cash Flows From Financing Activities:
Borrowings of debt, net	15.0	11.7

Total cash provided by financing activities	15.0	11.7

Net increase in cash and equivalents	0.9	0.1
Cash and equivalents, beginning of period	0.7	0.8

Cash and equivalents, end of period	$1.6	$0.9

Supplemental Disclosure of Cash Flow Information:
Interest paid	$0.6	$0.3
Income taxes paid	—	0.1

See notes to condensed consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. BASIS OF PRESENTATION

The unaudited interim condensed consolidated financial statements of Huttig Building Products, Inc. and Subsidiary (the “Company” or “Huttig”) were prepared in accordance with U.S. generally accepted accounting principles and reflect all adjustments (including normal recurring accruals) which, in the opinion of management, are considered necessary for the fair presentation of the results for the periods presented. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

The condensed consolidated results of operations and resulting cash flows for the interim periods presented are not necessarily indicative of the results that might be expected for the full year. Due to the seasonal nature of Huttig’s business, operating profitability is usually lower in the Company’s first and fourth quarters than in the second and third quarters.

2. COMPREHENSIVE INCOME

Comprehensive income refers to net income adjusted by gains and losses that in conformity with U.S. GAAP are excluded from net income. Other comprehensive items are amounts that are included in stockholders’ equity in the condensed consolidated balance sheets. The Company has no comprehensive income (loss) items and therefore the comprehensive net loss is equal to net loss for all periods presented.

3. DEBT

Debt consisted of the following (in millions):

	March 31,	December 31,	March 31,
	2012	2011	2011
Revolving credit facility	$67.2	$52.1	$53.5
Other obligations	0.5	0.5	0.3

Total debt	67.7	52.6	53.8
Less current portion	0.3	0.4	0.2

Long-term debt	$67.4	$52.2	$53.6

Credit Agreement — The Company has a $120.0 million asset based senior secured revolving credit facility (“credit facility”). Borrowing availability under the credit facility is based on eligible accounts receivable, inventory and real estate. The real estate component of the borrowing base amortizes monthly over ten years on a straight-line basis. Borrowings under the credit facility are collateralized by substantially all of the Company’s assets and are subject to certain operating limitations applicable to a loan of this type, which, among other things, place limitations on indebtedness, liens, investments, mergers and acquisitions, dispositions of assets, cash dividends and transactions with affiliates. The entire unpaid balance under the credit facility is due and payable on September 3, 2014, the maturity date of the credit facility.

At March 31, 2012, under the credit facility, the Company had revolving credit borrowings of $67.2 million outstanding at a weighted average interest rate of 3.18%, letters of credit outstanding totaling $4.9 million, primarily for health and workers’ compensation insurance, and $27.3 million of additional committed borrowing capacity. The Company pays an unused commitment fee in the range of 0.30% to 0.375% per annum. In addition, the Company had $0.5 million of capital lease and other obligations outstanding at March 31, 2012.

The sole financial covenant in the credit facility is the fixed charge coverage ratio (“FCCR”) that must be tested by the Company if the excess borrowing availability falls below a range of $10.0 million to $15.0 million depending on the Company’s borrowing base and must also be tested on a pro forma basis prior to consummation of certain significant business transactions outside the Company’s ordinary course of business, as defined in the agreement. The FCCR is 1.25:1.00. At March 31, 2012, the FCCR testing threshold was $11.8 million and the Company had $27.3 million of excess availability. In addition to the sole financial covenant, the credit facility gives the lenders the right to dominion of the Company’s bank accounts should excess borrowing availability fall below $5.0 million over the FCCR testing threshold, or $16.8 million at March 31, 2012. This right does not change the Company’s ability to borrow on the credit facility in any manner nor does it make the underlying debt callable by the lender, however, under ASC 470, Debt, if the excess availability were to fall below the dominion threshold, the Company would be required to reclassify long-term debt to current debt on its balance sheet.

The Company believes that cash generated from its operations and funds available under the credit facility will provide sufficient funds to meet the operating needs of the Company for at least the next twelve months. In the first three months of 2012, the minimum FCCR was not required to be tested as excess borrowing availability was greater than the minimum threshold. However, if availability would have fallen below that threshold, the Company would not have met the minimum FCCR. If the Company was unable to maintain excess borrowing availability of more than the applicable amount in the range of $10.0 million to $15.0 million and was also unable to comply with this financial covenant, its lenders would have the right, but not the obligation, to terminate the loan commitments and accelerate the repayment of the entire amount outstanding under the credit facility. The lenders could also foreclose on the Company’s assets that secure the credit facility. In that event, the Company would be forced to seek alternative sources of financing, which may not be available on terms acceptable to it, or at all.

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

In 1995, Huttig was identified as a potentially responsible party in connection with the clean up of contamination at a formerly owned property in Montana that was used for the manufacture of wood windows. Huttig is voluntarily remediating this property under the oversight of and in cooperation with the Montana Department of Environmental Quality (“Montana DEQ”) and is complying with a 1995 unilateral administrative order of the Montana DEQ to complete a remedial investigation and feasibility study. The remedial investigation was completed and approved in 1998 by the Montana DEQ, which has issued its final risk assessment of this property. In March 2003, the Montana DEQ approved Huttig’s work plan for conducting a feasibility study to evaluate alternatives for cleanup. In July 2004, the Company submitted the feasibility study report, which evaluated several potential remedies, including continuation and enhancement of remedial measures already in place and operating. Huttig also submitted plans for testing a newer technology that could effectively remediate the site. The Montana DEQ approved these plans and a pilot test of the remediation technology was completed in July 2007. The Montana DEQ is in the process of reviewing the results of the pilot test. After evaluating the results of the pilot test, the Montana DEQ will comment on the feasibility study report and its recommended remedy, and then will select a final remedy, publish a record of decision and negotiate with Huttig for an administrative order of consent on the implementation of the final remedy. Huttig spent less than $0.1 million on remediation costs at this site for the three months ended March 30, 2012 and 2011. The annual level of future remediation expenditures is difficult to estimate because of the uncertainty relating to the final remedy to be selected by the Montana DEQ. As of March 31, 2012, the Company has accrued $0.7 million in “Other non-current liabilities” for future costs of remediating this site, which management believes represents a reasonable estimate, based on current facts and circumstances, of the currently expected costs of remediation. Until the Montana DEQ selects a final remedy, however, management cannot estimate the top of the range of loss or cost to Huttig of the final remediation order.

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

5. BASIC AND DILUTED SHARES

For the three months ended March 31, 2012 and 2011, all outstanding stock options and all non-vested restricted shares/units were anti-dilutive and, therefore, were not included in the computations of diluted income per share amounts for continuing operations. At March 31, 2012, the Company had 210,625 stock options and an aggregate of 2,277,820 shares of restricted stock and restricted stock units outstanding.

6. INCOME TAXES

Huttig recognized no income tax expense or benefit in the first three months of 2012 or 2011. At March 31, 2012, the Company had gross deferred tax assets of $41.4 million and a valuation allowance of $33.1 million for net deferred tax assets of $8.3 million. The Company had deferred tax liabilities of $8.3 million at March 31, 2012. After classifying $0.7 million of short-term deferred tax assets with short-term deferred tax liabilities, the Company had current net deferred tax liabilities of $7.6 million, as well as long term deferred tax assets of $7.6 million at March 31, 2012. The Company expects its deferred tax liabilities to be settled with utilization of its deferred tax assets. The deferred tax liabilities enable the Company to partially utilize the deferred tax assets at March 31, 2012 and the balance of the deferred tax assets are covered by the Company’s valuation allowance. The Company is not relying on future pre-tax income at March 31, 2012 to support the utilization of the deferred tax assets.

7. STOCK-BASED EMPLOYEE COMPENSATION

The Company recognized $0.2 million in non-cash stock-based compensation in each of the three month periods ended March 31, 2012 and 2011. During the first three months of 2012, the Company granted an aggregate of 957,250 shares of restricted stock at a fair market value of $0.83 per share under its 2005 Executive Incentive Compensation Plan. The restricted shares vest in three equal installments on the first, second and third anniversaries of the grant date. The unearned compensation expense is being amortized into expense on a straight-line basis over the requisite service period for the entire award. As of March 31, 2012 and 2011, the total compensation expense not yet recognized related to all outstanding restricted stock/unit awards was approximately $1.5 million and $1.1 million, respectively.

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

The following table sets forth our sales from continuing operations, by product classification as a percentage of total sales:

	Three Months Ended March 31,
	2012	2011
Millwork(1)	47%	48%
General Building Products(2)	42%	41%
Wood Products(3)	11%	11%

Total Net Product Sales	100%	100%

(1)	Millwork includes exterior and interior doors, pre-hung door units, windows, patio doors, mouldings, frames, stair parts and columns.
(2)	General building products include composite decking, connectors, fasteners, housewrap, roofing products, insulation and other miscellaneous building products.
(3)	Wood products include engineered wood products and other wood products, such as lumber and panels.

Industry Conditions

The prolonged downturn in the residential construction market has become one of the most severe housing downturns in U.S. history with significant challenges still remaining for the U.S. economy. Our sales depend heavily on the strength of local and national new residential construction, as well as the home improvement and remodeling markets. Beginning in 2006, our results of operations have been adversely affected by the severe downturn in new housing activity in the United States. While we expect the severe downturn in new residential construction to continue to adversely affect our operating results throughout 2012, and while housing starts remain well below long-term historical levels, the decline in annualized housing starts appears to have leveled off since 2008 with modest levels of improvement recognized in 2011 and into 2012. Through March 2012, based on the most recent data provided by the United States Census Bureau, total housing starts are running approximately 19% above 2011 levels.

In reaction to the housing downturn, the Company has been restructuring its operations since the second quarter of 2006. Since then, the Company has closed, consolidated or sold 20 distribution centers. Additionally, the Company reduced its workforce by approximately 1,200, with less than 1,000 employees at March 31, 2012. We continue to review our operating expenses and implement cost savings actions. We believe that through our aggressive restructuring and ongoing cost control activities, we are able to mitigate the impact of the severe downturn in the housing market while providing a more scalable cost structure to support future growth opportunities.

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

Critical Accounting Policies

We prepare our condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles, which require management to make estimates and assumptions. Management bases these estimates and assumptions on historical results and known trends as well as management forecasts. Actual results could differ from these estimates and assumptions. For a discussion of our significant accounting policies and estimates, see our Annual Report on Form 10-K for the year ended December 31, 2011 in Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies.” There were no material changes to the critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Results of Operations

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Net sales were $116.5 million in 2012, which is $17.0 million, or approximately 17.1%, higher than in 2011. The increase is due to improved housing starts coupled with, we believe, some pull forward of spring demand brought by favorable weather conditions in 2012.

Sales increased in each product category in 2012 from 2011. Millwork sales increased approximately 15% in 2012 to $54.5 million. Building product sales increased approximately 21% in 2012 to $49.4 million. Wood products sales increased approximately 11% to $12.6 million in 2012.

Gross margin increased approximately 23% to $21.3 million, or 18.3% of sales, in 2012 as compared to $17.3 million, or 17.4% of sales, in 2011. The impact from competitive pricing pressures was pronounced in 2011 due to increases in raw material costs coupled with the down housing market and competitive environment. Margins improved in 2012 even though, from a sales mix perspective, we had higher sales increases in lower margin products.

Operating expenses increased $0.1 million to $23.4 million, or 20.1% of sales, in 2012, compared to $23.3 million, or 23.4% of sales, in 2011. Higher sales volume provided greater leverage against our fixed costs while increased variable costs were offset by reductions in certain personnel costs and other general expenses resulting from continued cost control efforts.

Net interest expense was $0.7 million in 2012, compared to $0.6 million in 2011, primarily due to higher debt levels in 2012.

We did not recognize a tax benefit from the additional net operating losses generated as we have fully reserved all net operating loss carry-forwards in 2012.

As a result of the foregoing factors, we incurred a loss from continuing operations of $2.8 million in 2012 as compared to a loss of $6.6 million in 2011.

Discontinued Operations

We recorded a $0.1 million after tax loss from discontinued operations in both the first three months of 2012 and 2011.

Liquidity and Capital Resources

We depend on cash flow from operations and funds available under our revolving credit facility to finance our operations, including seasonal working capital needs, capital expenditures and any acquisitions that we may undertake. Our working capital requirements are generally greatest in the second and third quarters, which reflect the seasonal nature of our business. The second and third quarters are also typically our strongest operating quarters, largely due to more favorable weather throughout many of our markets compared to the first and fourth quarters. We typically generate cash from working capital reductions in the fourth quarter of the year and build working capital during the first quarter in preparation for our second and third quarters. We also maintain significant inventories to meet the rapid delivery requirements of our customers and to enable us to obtain favorable pricing, delivery and service terms with our suppliers. Accounts receivable also typically increase during peak periods commensurate with the sales increase. At March 31, 2012, December 31, 2011 and March 31, 2011, inventories and accounts receivable constituted approximately 73%, 67% and 71% of our total assets, respectively. We also closely monitor operating expenses and inventory levels during seasonally affected periods and, to the extent possible, manage variable operating costs to minimize seasonal effects on our profitability.

Operations. Cash used in operating activities increased by $2.3 million to $13.6 million in the first three months of 2012, compared to a usage of $11.3 million in the first three months of 2011. In 2012, our net loss decreased $3.8 million compared to 2011. Accounts receivable increased by $14.8 million during 2012, compared to an increase of $11.5 million a year ago. DSO decreased to 42.5 days at March 31, 2012 as compared to 44.6 days at March 31, 2011 based on annualized first quarter sales and quarter end accounts receivable balances for the respective periods. The increase in accounts receivable is commensurate with the seasonality of our sales. Inventory increased by $10.9 million in 2012 compared to an increase of $9.3 million in 2011. Our inventory turns increased to 7.6 turns in 2012 from 6.5 turns in 2011 based on annualized first quarter costs of goods sold and average inventory balances for the respective quarters. The increase in inventories represents normal seasonal build. Accounts payable increased by $14.6 million during 2012, compared to a $16.4 million increase in the year ago period. The increase is primarily a result of our seasonal inventory build. Days payable outstanding decreased to 41.1 days at March 31, 2012 from 47.2 days at March 31, 2011 based on annualized first quarter costs of goods sold and quarter end accounts payable balances for the respective periods.

Investing. In 2012, net cash used in investing activities was $0.5 million which compares to net cash used in investing activities of $0.3 million in 2011. The Company invested $0.5 million and $0.3 million in machinery and equipment at various locations in 2012 and 2011, respectively.

Financing. Cash provided from financing activities of $15.0 million in 2012 and $11.7 million in 2011 reflects net debt borrowings from our credit facility in each period.

Credit Agreement. We have a $120.0 million asset based senior secured revolving credit facility (“credit facility”). Borrowing availability under the credit facility is based on eligible accounts receivable, inventory and real estate. The real estate component of the borrowing base amortizes monthly over ten years on a straight-line basis. Borrowings under the credit facility are collateralized by substantially all of our assets and are subject to certain operating limitations applicable to a loan of this type, which, among other things, place limitations on indebtedness, liens, investments, mergers and acquisitions, dispositions of assets, cash dividends and transactions with affiliates. The entire unpaid balance under the credit facility is due and payable on September 3, 2014, the maturity date of the credit facility.

At March 31, 2012, under the credit facility, we had revolving credit borrowings of $67.2 million outstanding at a weighted average interest rate of 3.18%, letters of credit outstanding totaling $4.9 million, primarily for health and workers’ compensation insurance, and $27.3 million of additional committed borrowing capacity. We pay an unused commitment fee in the range of 0.30% to 0.375% per annum. In addition, we had $0.5 million of capital lease and other obligations outstanding at March 31, 2012.

The sole financial covenant in the credit facility is the fixed charge coverage ratio (“FCCR”) that must be tested by us if the excess borrowing availability falls below a range of $10.0 million to $15.0 million depending on our borrowing base and must also be tested on a pro forma basis prior to consummation of certain significant business transactions outside our ordinary course of business, as defined in the agreement. The FCCR is 1.25:1.00. At March 31, 2012, the FCCR testing threshold was $11.8 million and we had $27.3 million of excess availability. In addition to the sole financial covenant, the credit facility gives the lenders the right to dominion of our bank accounts should excess borrowing availability fall below $5.0 million over the FCCR testing threshold, or $16.8 million at March 31, 2012. This right does not change our ability to borrow on the credit facility in any manner nor does it make the underlying debt callable by the lender, however, under ASC 470, Debt, if the excess availability were to fall below the dominion threshold, we would be required to reclassify long-term debt to current debt on our balance sheet.

We believe that cash generated from its operations and funds available under the credit facility will provide sufficient funds to meet the operating needs of the business for at least the next twelve months. In the first three months of 2012, the minimum FCCR was not required to be tested as excess borrowing availability was greater than the minimum threshold. However, if availability would have fallen below that threshold, we would not have met the minimum FCCR. If we are unable to maintain excess borrowing availability of more than the applicable amount in the range of $10.0 million to $15.0 million and were also unable to comply with this financial covenant, our lenders would have the right, but not the obligation, to terminate the loan commitments and accelerate the repayment of the entire amount outstanding under the credit facility. The lenders could also foreclose on our assets that secure the credit facility. In that event, we would be forced to seek alternative sources of financing, which may not be available on terms acceptable to us, or at all.

Off-Balance Sheet Arrangements

In addition to funds available from operating cash flows and the credit facility as described above, we use operating leases as a principal off-balance sheet financing technique. Operating leases are employed as an alternative to purchasing certain property, plant and equipment. For a discussion of our off-balance sheet arrangements, see our Annual Report on Form 10-K for the year ended December 31, 2011 in Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Commitments and Contingencies.” There were no material changes to our off-balance sheet arrangements discussed in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

In 1995, we were identified as a potentially responsible party in connection with the clean up of contamination at a formerly owned property in Montana that was used for the manufacture of wood windows. We are voluntarily remediating this property under the oversight of and in cooperation with the Montana Department of Environmental Quality (“Montana DEQ”) and are complying with a 1995 unilateral administrative order of the Montana DEQ to complete a remedial investigation and feasibility study. The remedial investigation was completed and approved in 1998 by the Montana DEQ, which has issued its final risk assessment of this property. In March 2003, the Montana DEQ approved Huttig’s work plan for conducting a feasibility study to evaluate alternatives for cleanup. In July 2004, we submitted the feasibility study report, which evaluated several potential remedies, including continuation and enhancement of remedial measures already in place and operating. Huttig also submitted plans for testing a newer technology that could effectively remediate the site. The Montana DEQ approved these plans and a pilot test of the remediation technology was completed in July 2007. The Montana DEQ is in the process of reviewing the results of the pilot test. After evaluating the results of the pilot test, the Montana DEQ will comment on the feasibility study report and its recommended remedy, and then will select a final remedy, publish a record of decision and negotiate with us for an administrative order of consent on the implementation of the final remedy. We spent less than $0.1 million on remediation costs at this site for the three months ended March 31, 2012 and 2011. The annual level of future remediation expenditures is difficult to estimate because of the uncertainty relating to the final remedy to be selected by the Montana DEQ. As of March 31, 2012, the Company has accrued $0.7 million in “Other non-current liabilities” for future costs of remediating this site, which management believes represents a reasonable estimate, based on current facts and circumstances, of the currently expected costs of remediation. Until the Montana DEQ selects a final remedy, however, management cannot estimate the top of the range of loss or cost to Huttig of the final remediation order.

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

Cautionary Statement

Certain statements in this Quarterly Report on Form 10-Q contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements regarding:

•	our belief that there are no material environmental liabilities at any of our distribution center locations;

•	our expectation that the severe downturn in new residential construction will continue to adversely affect our operating results throughout 2012;

•

our belief that cash generated from our operations and funds available under our credit facility will provide sufficient funds to meet our currently anticipated short-term liquidity and long-term liquidity and capital expenditure requirements;

•	our belief that we have the product offerings, warehouse and support facilities, personnel, systems infrastructure and financial and competitive resources necessary for continued operations; and

•	cyclical and seasonal trends.

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

ITEM 4 — CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures — The Company, under the supervision and with the participation of our Disclosure Committee and management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of March 31, 2012.

Changes in Internal Control of Financial Reporting — There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

See Note 4 — Contingencies of the Notes to Condensed Consolidated Financial Statements (unaudited) in Item 1 for information on legal proceedings in which the Company is involved. See also Part I, Item 3-”Legal Proceedings” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

HUTTIG BUILDING PRODUCTS, INC.

Date: April 20, 2012	/s/ JON P. VRABELY
Jon P. Vrabely
President and Chief Executive Officer (Principal Executive Officer)

HUTTIG BUILDING PRODUCTS, INC.

Date: April 20, 2012	/s/ PHILIP W. KEIPP
Philip W. Keipp
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Scheme Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

**	In accordance with Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.