Form 10-Q
period 2012-06-30
HUTTIG BUILDING PRODUCTS INC
filed 2012-07-27
CIK 1093082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of shares of Common Stock outstanding on June 30, 2012 was 24,913,095 shares.

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(In Millions, Except Share and Per Share Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net sales	$137.6	$130.6	$254.1	$230.1
Cost of sales	110.5	106.2	205.7	188.4

Gross margin	27.1	24.4	48.4	41.7
Operating expenses	24.6	25.6	48.0	48.9

Operating income (loss)	2.5	(1.2)	0.4	(7.2)
Interest expense, net	0.8	0.7	1.5	1.3

Income (loss) from continuing operations before income taxes	1.7	(1.9)	(1.1)	(8.5)
(Benefit) provision for income taxes	—	—	—	—

Income (loss) from continuing operations	1.7	(1.9)	(1.1)	(8.5)
Loss from discontinued operations, net of taxes	(0.1)	—	(0.2)	(0.1)

Net income (loss)	$1.6	$(1.9)	$(1.3)	$(8.6)

Net income (loss) from continuing operations per share—basic and diluted	$0.07	$(0.09)	$(0.05)	$(0.39)
Net loss from discontinued operations per share—basic and diluted	—	—	(0.01)	—

Net income (loss) per share—basic and diluted	$0.07	$(0.09)	$(0.06)	$(0.39)

Weighted average shares outstanding:
Basic shares outstanding—continuing and discontinued operations	22,963,371	22,179,537	22,870,241	22,103,743
Diluted shares outstanding—continuing operations	23,836,334	22,179,537	22,870,241	22,103,743
Diluted shares outstanding—discontinued operations	22,963,371	22,179,537	22,870,241	22,103,743

See notes to condensed consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(In Millions)

	June 30,	December 31,	June 30,
	2012	2011	2011
ASSETS
CURRENT ASSETS:
Cash and equivalents	$1.6	$0.7	$3.0
Trade accounts receivable, net	56.6	39.4	56.4
Inventories	59.9	44.8	60.0
Other current assets	4.9	4.3	4.3

Total current assets	123.0	89.2	123.7

PROPERTY, PLANT AND EQUIPMENT
Land	5.0	5.0	4.9
Building and improvements	24.4	24.4	25.4
Machinery and equipment	30.5	29.7	29.5

Gross property, plant and equipment	59.9	59.1	59.8
Less accumulated depreciation	43.2	41.9	41.7

Property, plant and equipment, net	16.7	17.2	18.1

OTHER ASSETS:
Goodwill	8.2	8.2	8.6
Other	1.8	2.4	2.7
Deferred income taxes	7.4	8.0	8.0

Total other assets	17.4	18.6	19.3

TOTAL ASSETS	$157.1	$125.0	$161.1

See notes to condensed consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(In Millions, Except Share and Per Share Data)

	June 30,	December 31,	June 30,
	2012	2011	2011
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$0.1	$0.4	$0.1
Trade accounts payable	44.7	28.3	44.3
Deferred income taxes	7.4	8.0	8.0
Accrued compensation	2.7	1.5	3.3
Other accrued liabilities	12.7	13.6	12.5

Total current liabilities	67.6	51.8	68.2

NON-CURRENT LIABILITIES:
Long-term debt, less current maturities	68.4	52.2	66.9
Other non-current liabilities	2.1	1.1	1.7

Total non-current liabilities	70.5	53.3	68.6

SHAREHOLDERS’ EQUITY
Preferred shares; $.01 par (5,000,000 shares authorized)	—	—	—
Common shares; $.01 par (50,000,000 shares authorized: 24,913,095; 23,980,177; and 23,648,177 shares issued at June 30, 2012, December 31, 2011 and June 30, 2011, respectively)	0.2	0.2	0.2
Additional paid-in capital	39.9	39.5	39.3
Accumulated deficit	(21.1)	(19.8)	(15.2)

Total shareholders’ equity	19.0	19.9	24.3

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$157.1	$125.0	$161.1

See notes to condensed consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(In Millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Cash Flows From Operating Activities:
Net income (loss)	$1.6	$(1.9)	$(1.3)	$(8.6)
Adjustments to reconcile net loss to net cash used in operating activities:
Net loss from discontinued operations	0.1	—	0.2	0.1
Depreciation and amortization	0.8	0.8	1.6	1.6
Stock based compensation	0.2	0.1	0.4	0.3
Changes in operating assets and liabilities:
Trade accounts receivable	(2.4)	(7.8)	(17.2)	(19.3)
Inventories	(4.2)	(4.5)	(15.1)	(13.8)
Trade accounts payable	1.8	1.8	16.4	18.2
Other	1.6	1.5	0.9	0.2

Total cash used in operating activities	(0.5)	(10.0)	(14.1)	(21.3)

Cash Flows From Investing Activities:
Capital expenditures	(0.4)	(1.2)	(0.9)	(1.5)

Total cash used in investing activities	(0.4)	(1.2)	(0.9)	(1.5)

Cash Flows From Financing Activities:
Borrowings of debt, net	0.9	13.3	15.9	25.0

Total cash provided by financing activities	0.9	13.3	15.9	25.0

Net increase in cash and equivalents	0.0	2.1	0.9	2.2
Cash and equivalents, beginning of period	1.6	0.9	0.7	0.8

Cash and equivalents, end of period	$1.6	$3.0	$1.6	$3.0

Supplemental Disclosure of Cash Flow Information:
Interest paid	$0.7	$0.6	$1.3	$0.9
Income taxes paid	0.1	—	0.1	0.1

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

2. COMPREHENSIVE INCOME

Comprehensive income refers to net income adjusted by gains and losses that in conformity with U.S. GAAP are excluded from net income. Other comprehensive items are amounts that are included in stockholders’ equity in the condensed consolidated balance sheets. The Company has no comprehensive income (loss) items and therefore the comprehensive net income (loss) is equal to net income (loss) for all periods presented.

3. DEBT

Debt consisted of the following (in millions):

	June 30,	December 31,	June 30,
	2012	2011	2011
Revolving credit facility	$68.3	$52.1	$66.8
Other obligations	0.2	0.5	0.2

Total debt	68.5	52.6	67.0
Less current portion	0.1	0.4	0.1

Long-term debt	$68.4	$52.2	$66.9

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

At June 30, 2012, under the credit facility, the Company had revolving credit borrowings of $68.3 million outstanding at a weighted average interest rate of 3.29%, letters of credit outstanding totaling $4.9 million, primarily for health and workers’ compensation insurance, and $32.6 million of additional committed borrowing capacity. The Company pays an unused commitment fee in the range of 0.30% to 0.375% per annum. In addition, the Company had $0.2 million of capital lease and other obligations outstanding at June 30, 2012.

The sole financial covenant in the credit facility is the fixed charge coverage ratio (“FCCR”) that must be tested by the Company if the excess borrowing availability falls below a range of $10.0 million to $15.0 million depending on the Company’s borrowing base and must also be tested on a pro forma basis prior to consummation of certain significant business transactions outside the Company’s ordinary course of business, as defined in the agreement. The FCCR is 1.25:1.00. At June 30, 2012, the FCCR testing threshold was $12.6 million and the Company had $32.6 million of excess availability. In addition to the sole financial covenant, the credit facility gives the lenders the right to dominion of the Company’s bank accounts should excess borrowing availability fall below an amount equal to $5.0 million over the FCCR testing threshold, or $17.6 million at June 30, 2012. This right does not change the Company’s ability to borrow on the credit facility in any manner nor does it make the underlying debt callable by the lender, however, under ASC 470, Debt, if the excess availability were to fall below the dominion threshold, the Company would be required to reclassify long-term debt to current debt on its balance sheet.

The Company believes that cash generated from its operations and funds available under the credit facility will provide sufficient funds to meet the operating needs of the Company for at least the next twelve months. In the first six months of 2012, the minimum FCCR was not required to be tested as excess borrowing availability was greater than the minimum threshold. However, if availability would have fallen below that threshold, the Company would not have met the minimum FCCR. If the Company was unable to maintain excess borrowing availability of more than the applicable amount in the range of $10.0 million to $15.0 million and was also unable to comply with this financial covenant, its lenders would have the right, but not the obligation, to terminate the loan commitments and accelerate the repayment of the entire amount outstanding under the credit facility. The lenders could also foreclose on the Company’s assets that secure the credit facility. In that event, the Company would be forced to seek alternative sources of financing, which may not be available on terms acceptable to it, or at all.

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

In 1995, Huttig was identified as a potentially responsible party in connection with the clean up of contamination at a formerly owned property in Montana that was used for the manufacture of wood windows. Huttig is voluntarily remediating this property under the oversight of and in cooperation with the Montana Department of Environmental Quality (“Montana DEQ”) and is complying with a 1995 unilateral administrative order of the Montana DEQ to complete a remedial investigation and feasibility study. The remedial investigation was completed and approved in 1998 by the Montana DEQ, which has issued its final risk assessment of this property. In March 2003, the Montana DEQ approved Huttig’s work plan for conducting a feasibility study to evaluate alternatives for cleanup. In July 2004, the Company submitted the feasibility study report, which evaluated several potential remedies, including continuation and enhancement of remedial measures already in place and operating. Huttig also submitted plans for testing a newer technology that could effectively remediate the site. The Montana DEQ approved these plans and a pilot test of the remediation technology was completed in July 2007. The Montana DEQ is in the process of reviewing the results of the pilot test. After evaluating the results of the pilot test, the Montana DEQ will comment on the feasibility study report and its recommended remedy, and then will select a final remedy, publish a record of decision and negotiate with Huttig for an administrative order of consent on the implementation of the final remedy. Further, additional testing may be performed from time to time by the Montana DEQ. Huttig spent less than $0.2 million on remediation costs at this site in each of the six month periods ended June 30, 2012 and 2011. The annual level of future remediation expenditures is difficult to estimate because of the uncertainty relating to the final remedy to be selected by the Montana DEQ. As of June 30, 2012, the Company has accrued $0.7 million in “Other non-current liabilities” for future costs of remediating this site, which management believes represents a reasonable estimate, based on current facts and circumstances, of the currently expected costs of remediation. Until the Montana DEQ selects a final remedy, however, management cannot estimate the top of the range of loss or cost to Huttig of the final remediation order.

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

5. BASIC AND DILUTED SHARES

The Company applies the two-class method of computing basic and diluted EPS. Under the two-class method, EPS is determined for each class of common stock and participating security according to participation rights in undistributed earnings. The Company grants restricted stock under a share-based compensation plan that qualify as participating securities. For periods when the Company incurs losses, the participating securities are not included in the EPS calculation.

For the six months ended June 30, 2012 and 2011, all outstanding stock options and all non-vested restricted shares/units were anti-dilutive and, therefore, were not included in the computations of diluted income per share amounts for continuing operations.

For the three months ended June 30, 2012, the effect of dilutive securities-options, restricted stock and restricted stock units outstanding increased diluted shares by 872,962.

At June 30, 2012, the Company had 205,125 stock options and an aggregate of 2,357,968 shares of restricted stock and restricted stock units outstanding.

6. INCOME TAXES

Huttig recognized no income tax expense or benefit in the first six months of 2012 or 2011. At June 30, 2012, the Company had gross deferred tax assets of $40.7 million and a valuation allowance of $32.5 million for net deferred tax assets of $8.2 million. The Company had deferred tax liabilities of $8.2 million at June 30, 2012. After classifying $0.8 million of short-term deferred tax assets with short-term deferred tax liabilities, the Company had current net deferred tax liabilities of $7.4 million, as well as long term deferred tax assets of $7.4 million at June 30, 2012. The Company expects its deferred tax liabilities to be settled with utilization of its deferred tax assets. The deferred tax liabilities enable the Company to partially utilize the deferred tax assets at June 30, 2012 and the balance of the deferred tax assets are covered by the Company’s valuation allowance. The Company is not relying on future pre-tax income at June 30, 2012 to support the utilization of the deferred tax assets.

7. STOCK-BASED EMPLOYEE COMPENSATION

The Company recognized $0.4 million and $0.3 million in non-cash stock-based compensation in each of the six month periods ended June 30, 2012 and June 30, 2011, respectively. During the first six months of 2012, the Company granted an aggregate of 967,250 shares of restricted stock at a fair market value of $0.83 per share under its 2005 Executive Incentive Compensation Plan. The restricted shares vest in three equal installments on the first, second and third anniversaries of the grant date. The unearned compensation expense is being amortized into expense on a straight-line basis over the requisite service period for the entire award. As of June 30, 2012 and 2011, the total compensation expense not yet recognized related to all outstanding restricted stock/unit awards was approximately $1.4 million and $0.9 million, respectively.

8. SUBSEQUENT EVENT

In July 2012, the Company sold its facility in Anchorage, AK for $3.4 million. This facility was idled in 2009. The Company expects to recognize a gain on this sale of approximately $2.2 million in the third quarter of 2012. The facility’s cost basis of approximately $0.9 million was classified in “Property, plant and equipment, net” on the Company’s balance sheet at June 30, 2012. Net proceeds from the sale were used to pay down debt in July 2012.

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

The following table sets forth our sales from continuing operations, by product classification as a percentage of total sales:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Millwork(1)	45%	42%	46%	45%
General Building Products(2)	44%	45%	43%	43%
Wood Products(3)	11%	13%	11%	12%

Total Net Product Sales	100%	100%	100%	100%

(1)	Millwork includes exterior and interior doors, pre-hung door units, windows, patio doors, mouldings, frames, stair parts and columns.
(2)	General building products include composite decking, connectors, fasteners, housewrap, roofing products, insulation and other miscellaneous building products.
(3)	Wood products include engineered wood products and other wood products, such as lumber and panels.

Industry Conditions

The prolonged downturn in the residential construction market has become one of the most severe housing downturns in U.S. history with significant challenges still remaining for the U.S. economy. Our sales depend heavily on the strength of local and national new residential construction, as well as the home improvement and remodeling markets. Beginning in 2006, our results of operations have been adversely affected by the severe downturn in new housing activity. While we expect the severe downturn in new residential construction to continue to adversely affect our operating results throughout 2012, and while housing starts remain well below long-term historical levels, the decline in annualized housing starts appears to have leveled off since 2008 with modest levels of improvement recognized in 2011 and into 2012. Through June 2012, based on the most recent data provided by the United States Census Bureau, total housing starts are running approximately 27% above 2011 levels.

In reaction to the housing downturn, the Company has been restructuring its operations since the second quarter of 2006. Since then, the Company has closed, consolidated or sold 20 distribution centers. Additionally, the Company reduced its workforce by approximately 1,200, with less than 1,000 employees at June 30, 2012. We continue to review our operating expenses and implement cost savings actions. We believe that through our aggressive restructuring and ongoing cost control activities, we are able to mitigate the impact of the severe downturn in the housing market while providing a more scalable cost structure to support future growth opportunities.

Various factors historically have caused our results of operations to fluctuate from period to period. These factors include levels of construction, home improvement and remodeling activity, weather, prices of commodity wood and steel products, interest rates, competitive pressures, availability of credit and other local, regional, and national economic conditions. Many of these factors are cyclical or seasonal in nature. We anticipate that further fluctuations in operating results from period to period will continue in the future. Our first quarter and fourth quarter are generally adversely affected by winter weather patterns in the Midwest, Northeast and Northwest, which typically result in seasonal decreases in levels of construction activity in these areas. Because much of our overhead and expenses remain relatively fixed throughout the year, our operating profits tend to be lower during the first and fourth quarters.

We believe we have the product offerings, distribution channel, personnel, systems infrastructure and financial and competitive resources necessary for continued operations. Our future revenues, costs and profitability, however, are all likely to be influenced by a number of risks and uncertainties, including those discussed under “Cautionary Statement” below.

Critical Accounting Policies

We prepare our condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles, which require management to make estimates and assumptions. Management bases these estimates and assumptions on historical results and known trends as well as management forecasts. Actual results could differ from these estimates and assumptions. For a discussion of our significant accounting policies and estimates, see our Annual Report on Form 10-K for the year ended December 31, 2011 in Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies.” There were no material changes to the critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Results of Operations

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Net sales were $137.6 million in 2012, which is $7.0 million, or approximately 5.4%, higher than in 2011. The increase is due to higher levels of construction activity somewhat mitigated by, we believe, the pull forward of spring demand into the first quarter of 2012 brought by favorable weather conditions.

Sales increased in both the building products and millwork categories, but declined in the wood products category in 2012 from 2011. Millwork sales increased approximately 11% in 2012 to $61.5 million. Building product sales increased approximately 4% in 2012 to $60.9 million. Wood products sales decreased approximately 10% to $15.2 million in 2012.

Gross margin increased approximately 11% to $27.1 million, or 19.7% of sales, in 2012 as compared to $24.4 million, or 18.7% of sales, in 2011. The increase in gross margin percentage is partially due to sales mix. In addition, we have placed a strong emphasis on margin improvement though the competitive environment remains very strong.

Operating expenses decreased $1.0 million to $24.6 million, or 17.9% of sales, in 2012, compared to $25.6 million, or 19.6% of sales, in 2011. Higher sales volume provided greater leverage against our fixed costs while increased variable costs were offset by reductions in certain personnel costs and other general expenses resulting from continued cost control efforts.

Net interest expense was $0.8 million in 2012, compared to $0.7 million in 2011, due to higher debt levels and higher interest rates in 2012.

No income tax expense or benefit was recognized in the 2012 or 2011 second quarter. The second quarter 2012 tax expense was offset by the change in our valuation allowance on our net operating loss carry-forwards.

As a result of the foregoing factors, we recognized income from continuing operations of $1.7 million in 2012 as compared to a loss of $1.9 million in 2011.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Net sales were $254.1 million in 2012, which is $24.0 million, or approximately 10.4%, higher than in 2011. The increase is due to higher levels of construction activity.

Sales increased in each product category in 2012 from 2011. Millwork sales increased approximately 12% in 2012 to $115.8 million. Building product sales increased approximately 10% in 2012 to $110.1 million. Wood products sales increased approximately 4% to $28.2 million in 2012.

Gross margin increased approximately 16% to $48.4 million, or 19.0% of sales, in 2012 as compared to $41.7 million, or 18.1% of sales, in 2011. The increase in gross margin percentage is partially due to sales mix. In addition, we have placed a strong emphasis on margin improvement though the competitive environment remains very strong.

Operating expenses decreased $0.9 million to $48.0 million, or 18.9% of sales, in 2012, compared to $48.9 million, or 21.3% of sales, in 2011. Higher sales volume provided greater leverage against our fixed costs while increased variable costs were offset by reductions in other general expenses resulting from continued cost control efforts.

Net interest expense was $1.5 million in 2012, compared to $1.3 million in 2011, due to higher debt levels and higher interest rates in 2012.

We did not recognize a tax benefit from the additional net operating losses generated as we have fully reserved all net operating loss carry-forwards in 2012.

As a result of the foregoing factors, we incurred a loss from continuing operations of $1.1 million in 2012 as compared to a loss of $8.5 million in 2011.

Discontinued Operations

We recorded a $0.2 million after tax loss from discontinued operations in the first six months of 2012 compared to a $0.1 million after tax loss in the first six months of 2011.

Liquidity and Capital Resources

We depend on cash flow from operations and funds available under our revolving credit facility to finance our operations, including seasonal working capital needs, capital expenditures and any acquisitions that we may undertake. Our working capital requirements are generally greatest in the second and third quarters, which reflect the seasonal nature of our business. The second and third quarters are also typically our strongest operating quarters, largely due to more favorable weather throughout many of our markets compared to the first and fourth quarters. We typically generate cash from working capital reductions in the fourth quarter of the year and build working capital during the first quarter in preparation for our second and third quarters. We also maintain significant inventories to meet the rapid delivery requirements of our customers and to enable us to obtain favorable pricing, delivery and service terms with our suppliers. Accounts receivable also typically increase during peak periods commensurate with the sales increase. At June 30, 2012, December 31, 2011 and June 30, 2011, inventories and accounts receivable constituted approximately 74%, 67% and 72% of our total assets, respectively. We also closely monitor operating expenses and inventory levels during seasonally affected periods and, to the extent possible, manage variable operating costs to minimize seasonal effects on our profitability.

Operations. Cash used in operating activities decreased by $7.2 million to $14.1 million in the first six months of 2012, compared to a usage of $21.3 million in the first six months of 2011. In 2012, our net loss decreased $7.3 million compared to 2011. Accounts receivable increased by $17.2 million during 2012, compared to an increase of $19.3 million a year ago. The increase in accounts receivable is commensurate with the seasonality of our sales. Days sales outstanding decreased to 37.5 days at June 30, 2012 as compared to 39.4 days at June 30, 2011 based on annualized second quarter sales and quarter end accounts receivable balances for the respective periods. Inventory increased by $15.1 million in 2012 compared to an increase of $13.8 million in 2011. The increase in inventories represents normal seasonal build. Our inventory turns increased to 7.6 turns in 2012 from 7.4 turns in 2011 based on annualized second quarter costs of goods sold and average inventory balances for the respective quarters. Accounts payable increased by $16.4 million during 2012, compared to an $18.2 million increase in the year ago period. The increase is primarily a result of our seasonal inventory build. Days payable outstanding decreased to 36.9 days at June 30, 2012 from 38.1 days at June 30, 2011 based on annualized second quarter costs of goods sold and quarter end accounts payable balances for the respective periods.

Investing. In 2012, net cash used in investing activities was $0.9 million which compares to net cash used in investing activities of $1.5 million in 2011. The Company invested $0.9 million in machinery and equipment at various locations in 2012. In 2011, the Company invested $1.0 million in a new facility and invested $0.5 million in machinery and equipment at various locations.

Financing. Cash provided from financing activities of $15.9 million in 2012 and $25.0 million in 2011 reflects net borrowings from our credit facility in each period.

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

At June 30, 2012, under the credit facility, we had revolving credit borrowings of $68.3 million outstanding at a weighted average interest rate of 3.29%, letters of credit outstanding totaling $4.9 million, primarily for health and workers’ compensation insurance, and $32.6 million of additional committed borrowing capacity. We pay an unused commitment fee in the range of 0.30% to 0.375% per annum. In addition, we had $0.2 million of capital lease and other obligations outstanding at June 30, 2012.

The sole financial covenant in the credit facility is the fixed charge coverage ratio (“FCCR”) that must be tested by us if the excess borrowing availability falls below a range of $10.0 million to $15.0 million depending on our borrowing base and must also be tested on a pro forma basis prior to consummation of certain significant business transactions outside our ordinary course of business, as defined in the agreement. The FCCR is 1.25:1.00. At June 30, 2012, the FCCR testing threshold was $12.6 million and we had $32.6 million of excess availability. In addition to the sole financial covenant, the credit facility gives the lenders the right to dominion of our bank accounts should excess borrowing availability fall below an amount equal to $5.0 million over the FCCR testing threshold, or $17.6 million at June 30, 2012. This right does not change our ability to borrow on the credit facility in any manner nor does it make the underlying debt callable by the lender, however, under ASC 470, Debt, if the excess availability were to fall below the dominion threshold, we would be required to reclassify long-term debt to current debt on our balance sheet.

We believe that cash generated from its operations and funds available under the credit facility will provide sufficient funds to meet the operating needs of the business for at least the next twelve months. In the first six months of 2012, the minimum FCCR was not required to be tested as excess borrowing availability was greater than the minimum threshold. However, if availability would have fallen below that threshold, we would not have met the minimum FCCR. If we are unable to maintain excess borrowing availability of more than the applicable amount in the range of $10.0 million to $15.0 million and were also unable to comply with this financial covenant, our lenders would have the right, but not the obligation, to terminate the loan commitments and accelerate the repayment of the entire amount outstanding under the credit facility. The lenders could also foreclose on our assets that secure the credit facility. In that event, we would be forced to seek alternative sources of financing, which may not be available on terms acceptable to us, or at all.

Off-Balance Sheet Arrangements

In addition to funds available from operating cash flows and the credit facility as described above, we use operating leases as a principal off-balance sheet financing technique. Operating leases are employed as an alternative to purchasing certain property, plant and equipment. For a discussion of our off-balance sheet arrangements, see our Annual Report on Form 10-K for the year ended December 31, 2011 in Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations-Commitments and Contingencies.” There were no material changes to our off-balance sheet arrangements discussed in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

In 1995, we were identified as a potentially responsible party in connection with the clean up of contamination at a formerly owned property in Montana that was used for the manufacture of wood windows. We are voluntarily remediating this property under the oversight of and in cooperation with the Montana Department of Environmental Quality (“Montana DEQ”) and are complying with a 1995 unilateral administrative order of the Montana DEQ to complete a remedial investigation and feasibility study. The remedial investigation was completed and approved in 1998 by the Montana DEQ, which has issued its final risk assessment of this property. In March 2003, the Montana DEQ approved Huttig’s work plan for conducting a feasibility study to evaluate alternatives for cleanup. In July 2004, we submitted the feasibility study report, which evaluated several potential remedies, including continuation and enhancement of remedial measures already in place and operating. Huttig also submitted plans for testing a newer technology that could effectively remediate the site. The Montana DEQ approved these plans and a pilot test of the remediation technology was completed in July 2007. The Montana DEQ is in the process of reviewing the results of the pilot test. After evaluating the results of the pilot test, the Montana DEQ will comment on the feasibility study report and its recommended remedy, and then will select a final remedy, publish a record of decision and negotiate with us for an administrative order of consent on the implementation of the final remedy. Further, additional testing may be performed from time to time by the Montana DEQ. We spent less than $0.2 million on remediation costs at this site in each of the six month periods ended June 30, 2012 and 2011. The annual level of future remediation expenditures is difficult to estimate because of the uncertainty relating to the final remedy to be selected by the Montana DEQ. As of June 30, 2012, the Company has accrued $0.7 million in “Other non-current liabilities” for future costs of remediating this site, which management believes represents a reasonable estimate, based on current facts and circumstances, of the currently expected costs of remediation. Until the Montana DEQ selects a final remedy, however, management cannot estimate the top of the range of loss or cost to Huttig of the final remediation order.

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

Cautionary Statement

Certain statements in this Quarterly Report on Form 10-Q contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements regarding:

•	our belief that there are no material environmental liabilities at any of our distribution center locations;

•	our expectation that the severe downturn in new residential construction will continue to adversely affect our operating results throughout 2012;

•	our belief that cash generated from our operations and funds available under our credit facility will provide sufficient funds to meet our operating needs for at least the next twelve months;

•	our belief that we have the product offerings, distribution channel, personnel, systems infrastructure and financial and competitive resources necessary for continued operations; and

•	cyclical and seasonal trends.

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

These statements present management’s expectations, beliefs, plans and objectives regarding our future business and financial performance. These forward-looking statements are based on current projections, estimates, assumptions and judgments, and involve known and unknown risks and uncertainties. There are a number of factors that could cause our actual results to differ materially from those expressed or implied in the forward-looking statements. These factors include, but are not limited to, the following:

•	the strength of the national and local new residential construction and home improvement and remodeling markets, which in turn depend on factors such as:

•	interest rates;

•	immigration patterns;

•	unemployment rates;

•	job and household formation;

•	household prices;

•	tax policy;

•	regional demographics;

•	employment levels;

•	availability of credit;

•	inventory levels of new and existing homes for sale;

•	prices of wood and steel-based products; and

•	consumer confidence;

•	global economic influences;

•	the level of competition in our industry;

•	our relationships with suppliers of the products we distribute;

•	our ability to comply with availability requirements and the financial covenant under our revolving credit facility;

•	the financial condition and credit worthiness of our customers;

•	fluctuation in prices of wood and steel-based products;

•	fuel cost;

•	cyclical and seasonal trends;

•	costs of complying with laws and regulations including environmental and recent healthcare reform, the effects of which on the Company remain under review;

•	our exposure to product liability claims;

•	our ability to attract and retain key personnel;

•	risk of losses associated with accidents;

•	costs of complying with federal and state transportation regulations, as well as fluctuations in the cost of fuel; and

•	accuracy of our assumptions underlying our projections of future taxable income, including available tax planning strategies.

We disclaim any obligation to publicly update or revise any of these forward-looking statements.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures – The Company, under the supervision and with the participation of our Disclosure Committee and management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of June 30, 2012.

Changes in Internal Control of Financial Reporting – There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

See Note 4 – Contingencies of the Notes to Condensed Consolidated Financial Statements (unaudited) in Item 1 for information on legal proceedings in which the Company is involved. See also Part I, Item 3-”Legal Proceedings” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 6 — EXHIBITS

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Form 10 filed with the Securities and Exchange Commission on September 21, 1999).

3.2	Amended and Restated Bylaws of the Company (as of September 26, 2007) (Incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the Securities and Exchange Commission on September 28, 2007).

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS	XBRL Instance Document

**10l.SCH	XBRL Taxonomy Extension Scheme Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

**	In accordance with Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUTTIG BUILDING PRODUCTS, INC.

/s/ JON P. VRABELY

Date: July 27, 2012
Jon P. Vrabely
President and Chief Executive Officer
(Principal Executive Officer)

HUTTIG BUILDING PRODUCTS, INC.

/s/ PHILIP W. KEIPP

Date: July 27, 2012
Philip W. Keipp
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
**101.INS	XBRL Instance Document
**10l.SCH	XBRL Taxonomy Extension Scheme Document
**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
**101.LAB	XBRL Taxonomy Extension Label Linkbase Document
**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

**	In accordance with Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.