Form 10-Q
period 2012-09-30
HUTTIG BUILDING PRODUCTS INC
filed 2012-10-26
CIK 1093082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of shares of Common Stock outstanding on September 30, 2012 was 24,896,596 shares.

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(In Millions, Except Share and Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net sales	$141.0	$135.5	$395.1	$365.6
Cost of sales	113.5	110.5	319.2	298.9

Gross margin	27.5	25.0	75.9	66.7
Operating expenses	25.5	25.4	73.5	74.3
Goodwill impairment	—	0.3	—	0.3
Gain on disposal of assets	(2.4)	—	(2.4)	—

Operating income (loss)	4.4	(0.7)	4.8	(7.9)
Interest expense, net	0.7	0.7	2.2	2.0

Income (loss) from continuing operations before income taxes	3.7	(1.4)	2.6	(9.9)
(Benefit) provision for income taxes	—	—	—	—

Income (loss) from continuing operations	3.7	(1.4)	2.6	(9.9)
Loss from discontinued operations, net of taxes	(0.1)	(0.3)	(0.3)	(0.4)

Net income (loss)	$3.6	$(1.7)	$2.3	$(10.3)

Net income (loss) from continuing operations per share - basic and diluted	$0.15	$(0.06)	$0.10	$(0.45)
Net loss from discontinued operations per share - basic and diluted	(0.01)	(0.02)	(0.01)	(0.02)

Net income (loss) per share - basic and diluted	$0.14	$(0.08)	$0.09	$(0.47)

Weighted average shares outstanding:
Basic shares outstanding	22,993,737	22,211,787	22,887,343	22,140,153
Diluted shares outstanding	23,017,017	22,211,787	22,902,715	22,140,153

See notes to condensed consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(In Millions)

	September 30, 2012	December 31, 2011	September 30, 2011
ASSETS
CURRENT ASSETS:
Cash and equivalents	$1.0	$0.7	$2.2
Trade accounts receivable, net	57.5	39.4	55.2
Inventories	56.5	44.8	53.9
Other current assets	4.7	4.3	3.4

Total current assets	119.7	89.2	114.7

PROPERTY, PLANT AND EQUIPMENT
Land	4.3	5.0	5.0
Building and improvements	23.7	24.4	25.4
Machinery and equipment	30.9	29.7	29.7

Gross property, plant and equipment	58.9	59.1	60.1
Less accumulated depreciation	43.1	41.9	42.4

Property, plant and equipment, net	15.8	17.2	17.7

OTHER ASSETS:
Goodwill	8.2	8.2	8.2
Other	1.6	2.4	2.5
Deferred income taxes	7.3	8.0	7.7

Total other assets	17.1	18.6	18.4

TOTAL ASSETS	$152.6	$125.0	$150.8

See notes to condensed consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(In Millions, Except Share and Per Share Data)

	September 30, 2012	December 31, 2011	September 30, 2011
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$—	$0.4	$0.1
Trade accounts payable	40.7	28.3	38.2
Deferred income taxes	7.3	8.0	7.7
Accrued compensation	3.9	1.5	2.4
Other accrued liabilities	13.4	13.6	12.8

Total current liabilities	65.3	51.8	61.2

NON-CURRENT LIABILITIES:
Long-term debt, less current maturities	62.5	52.2	65.4
Other non-current liabilities	2.0	1.1	1.4

Total non-current liabilities	64.5	53.3	66.8

SHAREHOLDERS’ EQUITY
Preferred shares; $.01 par (5,000,000 shares authorized)	—	—	—
Common shares; $.01 par (50,000,000 shares authorized: 24,896,596; 23,980,177; and 23,648,177 shares issued at September 30, 2012, December 31, 2011 and September 30, 2011, respectively)	0.2	0.2	0.2
Additional paid-in capital	40.1	39.5	39.4
Accumulated deficit	(17.5)	(19.8)	(16.8)

Total shareholders’ equity	22.8	19.9	22.8

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$152.6	$125.0	$150.8

See notes to condensed consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(In Millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Cash Flows From Operating Activities:
Net income (loss)	$3.6	$(1.7)	$2.3	$(10.3)
Adjustments to reconcile net loss to net cash used in operating activities:
Net loss from discontinued operations	0.1	0.3	0.3	0.4
Depreciation and amortization	0.8	0.8	2.4	2.4
Stock-based compensation	0.2	0.1	0.6	0.4
Goodwill impairment	—	0.3	—	0.3
Gain on disposal of assets	(2.4)	—	(2.4)	—
Changes in operating assets and liabilities:
Trade accounts receivable	(0.9)	1.2	(18.1)	(18.1)
Inventories	3.4	6.1	(11.7)	(7.7)
Trade accounts payable	(4.0)	(6.1)	12.4	12.1
Other	1.9	—	2.8	0.2

Total cash provided by (used in) operating activities	2.7	1.0	(11.4)	(20.3)

Cash Flows From Investing Activities:
Capital expenditures	(0.6)	(0.3)	(1.5)	(1.8)
Net proceeds from disposition of capital assets	3.3	—	3.3	—

Total cash provided by (used in) investing activities	2.7	(0.3)	1.8	(1.8)

Cash Flows From Financing Activities:
Borrowings/(payments) of debt, net	(6.0)	(1.5)	9.9	23.5

Total cash provided by (used in) financing activities	(6.0)	(1.5)	9.9	23.5

Net increase (decrease) in cash and equivalents	(0.6)	(0.8)	0.3	1.4
Cash and equivalents, beginning of period	1.6	3.0	0.7	0.8

Cash and equivalents, end of period	$1.0	$2.2	$1.0	$2.2

Supplemental Disclosure of Cash Flow Information:
Interest paid	$0.6	$0.7	$1.9	$1.6
Income taxes paid	—	—	0.1	0.1

See notes to condensed consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. BASIS OF PRESENTATION

The unaudited interim condensed consolidated financial statements of Huttig Building Products, Inc. and Subsidiary (the “Company” or “Huttig”) were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and reflect all adjustments (including normal recurring accruals) which, in the opinion of management, are considered necessary for the fair presentation of the results for the periods presented. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

3. DEBT

Debt consisted of the following (in millions):

	September 30, 2012	December 31, 2011	September 30, 2011
Revolving credit facility	$62.4	$52.1	$65.3
Other obligations	0.1	0.5	0.2

Total debt	62.5	52.6	65.5
Less current portion	—	0.4	0.1

Long-term debt	$62.5	$52.2	$65.4

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

At September 30, 2012, under the credit facility, the Company had revolving credit borrowings of $62.4 million outstanding at a weighted average interest rate of 3.04%, letters of credit outstanding totaling $4.9 million, primarily for liability and workers’ compensation insurance, and $36.2 million of additional committed borrowing capacity. The Company pays an unused commitment fee in the range of 0.30% to 0.375% per annum. In addition, the Company had $0.1 million of capital lease and other obligations outstanding at September 30, 2012.

The sole financial covenant in the credit facility is the fixed charge coverage ratio (“FCCR”) that must be tested by the Company if the excess borrowing availability falls below a range of $10.0 million to $15.0 million depending on the Company’s borrowing base and must also be tested on a pro forma basis prior to consummation of certain significant business transactions outside the Company’s ordinary course of business, as defined in the credit agreement governing the credit facility. The minimum FCCR is 1.25:1.00. At September 30, 2012, the FCCR testing threshold was $12.3 million, compared to $36.2 million of excess availability. In addition to the sole financial covenant, the credit facility gives the lenders the right to dominion of the Company’s bank accounts should excess borrowing availability fall below an amount equal to $5.0 million over the FCCR testing threshold, or $17.3 million at September 30, 2012. This right does not change the Company’s ability to borrow on the credit facility in any manner nor does it make the underlying debt callable by the lender; however, under ASC 470, Debt, if the excess availability were to fall below the dominion threshold, the Company would be required to reclassify long-term debt to current debt on its balance sheet.

The Company believes that cash generated from its operations and funds available under the credit facility will provide sufficient funds to meet the operating needs of the Company for at least the next twelve months. In the first nine months of 2012, the minimum FCCR was not required to be tested as excess borrowing availability was greater than the minimum threshold. However, if availability would have fallen below that threshold, the Company would not have met the minimum FCCR. If the Company was unable to maintain excess borrowing availability of more than the applicable amount in the range of $10.0 million to $15.0 million and was also unable to comply with this financial covenant, its lenders would have the right, but not the obligation, to terminate the loan commitments and accelerate the repayment of the entire amount outstanding under the credit facility. The lenders could also foreclose on the Company’s assets that secure the credit facility. In that event, the Company would be forced to seek alternative sources of financing, which may not be available on terms acceptable to it, or at all.

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

In 1995, Huttig was identified as a potentially responsible party in connection with the clean up of contamination at a formerly owned property in Montana that was used for the manufacture of wood windows. Huttig is voluntarily remediating this property under the oversight of and in cooperation with the Montana Department of Environmental Quality (“Montana DEQ”) and is complying with a 1995 unilateral administrative order of the Montana DEQ to complete a remedial investigation and feasibility study. The remedial investigation was completed and approved in 1998 by the Montana DEQ, which has issued its final risk assessment of this property. In March 2003, the Montana DEQ approved Huttig’s work plan for conducting a feasibility study to evaluate alternatives for cleanup. In July 2004, the Company submitted the feasibility study report, which evaluated several potential remedies, including continuation and enhancement of remedial measures already in place and operating. Huttig also submitted plans for testing a newer technology that could effectively remediate the site. The Montana DEQ approved these plans and a pilot test of the remediation technology was completed in July 2007. In conjunction with the Montana DEQ, the Company is performing additional testing at this site. After evaluating the results of the additional testing, the Montana DEQ will provide additional comments on the feasibility study report and its recommended remedy, and then will select a final remedy, publish a record of decision and negotiate with Huttig for an administrative order of consent on the implementation of the final remedy. Further, additional testing may be performed from time to time by the Montana DEQ. Huttig spent approximately $0.4 million on remediation costs at this site in each of the nine month periods ended September 30, 2012 and 2011. The annual level of future remediation expenditures is difficult to estimate because of the uncertainty relating to the final remedy to be selected by the Montana DEQ. As of September 30, 2012, the Company has accrued $0.7 million in “Other non-current liabilities” for future costs of remediating this site, which management believes represents a reasonable estimate, based on current facts and circumstances, of the currently expected costs of remediation. Until the Montana DEQ selects a final remedy, however, management cannot estimate the top of the range of loss or cost to Huttig of the final remediation order.

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

5. EARNINGS PER SHARE

The Company calculates its basic income per share by dividing net income allocated to common shares outstanding by the weighted average number of common shares outstanding. Outstanding shares of restricted stock participate in dividends on the same basis as common shares. The unvested restricted stock contains non-forfeitable rights to dividends or dividend equivalents. As a result, these share-based awards meet the definition of participating securities and the Company applies the two-class method to compute earnings per share. The two-class method is an earnings allocation formula that treats participating securities as having rights to earnings that would otherwise have been available to common stockholders. In periods in which the Company has net losses, the losses are not allowed to participating securities because the participating security holders are not obligated to share in such losses. The earnings allocated to participating securities for the three- and nine-month periods ended September 30, 2012 was approximately $0.3 million and $0.2 million, respectively.

Except when the effect would be anti-dilutive, the diluted earnings per share calculation includes the dilutive effect of the assumed exercise using the treasury stock method for both stock options and restricted stock units. The following table presents the number of common shares used in the calculation of net income per share from operations for the three- and nine-month periods ended September 30, 2012 ended September 30, 2011.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Weighted-Average Number of Common Shares-Basic	22,993,737	22,211,787	22,887,343	22,140,153
Dilutive Potential Common Shares	23,280	—	15,372	—

Weighted-Average Number of Common Shares-Dilutive	23,017,017	22,211,787	22,902,715	22,140,153

The calculation of diluted earnings per common share for the three- and nine-month periods ended September 30, 2012 excludes the impact of 259,909 and 267,817 shares (before application of the treasury stock method), respectively, related to antidilutive stock options, and restricted stock units. The calculation of diluted earnings per common share for both the three- and nine- month periods ended September 30, 2011 excludes the impact of 263,125 shares related to antidilutive stock options and restricted stock units.

6. INCOME TAXES

Huttig recognized no income tax expense or benefit in the first nine months of 2012 or 2011. At September 30, 2012, the Company had gross deferred tax assets of $38.9 million and a valuation allowance of $30.8 million for net deferred tax assets of $8.1 million. The Company had deferred tax liabilities of $8.1 million at September 30, 2012. After classifying $0.8 million of short-term deferred tax assets with short-term deferred tax liabilities, the Company had current net deferred tax liabilities of $7.3 million, as well as long term deferred tax assets of $7.3 million at September 30, 2012. The Company expects its deferred tax liabilities to be settled with utilization of its deferred tax assets. The deferred tax liabilities enable the Company to partially utilize the deferred tax assets at September 30, 2012 and the balance of the deferred tax assets are covered by the Company’s valuation allowance. The Company is not relying on future pre-tax income at September 30, 2012 to support the utilization of the deferred tax assets.

7. STOCK-BASED EMPLOYEE COMPENSATION

The Company recognized $0.6 million and $0.4 million in non-cash stock-based compensation expense in each of the nine month periods ended September 30, 2012 and September 30, 2011, respectively. During the first nine months of 2012, the Company granted an aggregate of 967,250 shares of restricted stock at a fair market value of $0.83 per share under its 2005 Executive Incentive Compensation Plan. The restricted shares vest in three equal installments on the first, second and third anniversaries of the grant date. The unearned compensation expense is being amortized into expense on a straight-line basis over the requisite service period for the entire award. As of September 30, 2012 and 2011, the total compensation expense not yet recognized related to all outstanding restricted stock/unit awards was approximately $1.2 million and $0.9 million, respectively.

8. SALE OF REAL ESTATE

The Company sold its idle facility in Anchorage, AK for $3.4 million resulting in a gain on sale of $2.4 million in the third quarter of 2012.

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

The following table sets forth our sales from continuing operations, by product classification as a percentage of total sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Millwork(1)	46%	44%	46%	44%
General Building Products(2)	44%	46%	43%	45%
Wood Products(3)	10%	10%	11%	11%

Total Net Product Sales	100%	100%	100%	100%

(1)	Millwork includes exterior and interior doors, pre-hung door units, windows, patio doors, mouldings, frames, stair parts and columns.
(2)	General building products include composite decking, connectors, fasteners, housewrap, roofing products, insulation and other miscellaneous building products.
(3)	Wood products include engineered wood products and other wood products, such as lumber and panels.

Industry Conditions

The prolonged downturn in the residential construction market has become one of the most severe housing downturns in U.S. history with significant challenges still remaining for the U.S. economy. Our sales depend heavily on the strength of local and national new residential construction, as well as the home improvement and remodeling markets. Beginning in 2006, our results of operations have been adversely affected by the severe downturn in new housing activity. While we expect the severe downturn in new residential construction to continue to adversely affect our operating results throughout 2012, and while housing starts remain well below long-term historical levels, the decline in annualized housing starts appears to have leveled off since 2008 with modest levels of improvement recognized in 2011 and into 2012. Through September 2012, based on the most recent data provided by the United States Census Bureau, total housing starts are running approximately 27% above 2011 levels.

In reaction to the housing downturn, the Company began restructuring its operations in the second quarter of 2006. Since then, the Company has closed, consolidated or sold 20 distribution centers. Additionally, the Company reduced its workforce by approximately 1,200, with less than 1,000 employees at September 30, 2012. We continue to review our operating expenses and implement cost savings actions. We believe that through our aggressive restructuring and ongoing cost control activities, we are able to mitigate the impact of the severe downturn in the housing market while providing a more scalable cost structure to support future growth opportunities.

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

Critical Accounting Policies

We prepare our condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles, which require management to make estimates and assumptions. Management bases these estimates and assumptions on historical results and known trends as well as management forecasts. Actual results could differ from these estimates and assumptions. For a discussion of our significant accounting policies and estimates, see our Annual Report on Form 10-K for the year ended December 31, 2011 in Part II, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies.” There were no material changes to the critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Results of Operations

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Net sales were $141.0 million in 2012, which is $5.5 million, or approximately 4.1% higher than in 2011. The increase is due to higher levels of construction activity partially mitigated by lower volume in other areas of our business, such as storm driven roofing sales, which are not directly tied to construction activity.

Sales increased in both the millwork and wood product categories, but declined in the building products category in 2012 from 2011. Millwork sales increased approximately 9% in 2012 to $64.4 million. Building product sales decreased approximately 1% in 2012 to $61.6 million principally due to a decline in storm driven roofing sales. Wood products sales increased approximately 7% to $15.0 million in 2012.

Gross margin increased approximately 10% to $27.5 million, or 19.5% of sales, in 2012 as compared to $25.0 million, or 18.5% of sales, in 2011. The increase in gross margin percentage is partially due to sales mix. In addition, we have placed a strong emphasis on margin improvement though the competitive environment remains very strong.

Operating expenses increased $0.1 million to $25.5 million, or 18.1% of sales, in 2012, compared to $25.4 million, or 18.7% of sales, in 2011. Higher sales volume provided greater leverage against our fixed costs, while increased variable expenses were generally offset by reductions in certain personnel costs and other general expenses resulting from continued cost control efforts.

During the three months ended September 30, 2012, we recognized a gain of $2.4 million from the sale of certain real estate from a previously closed facility.

Net interest expense was flat at $0.7 million in 2012 and 2011.

No income tax expense or benefit was recognized in the 2012 or 2011 third quarter. The tax expense or benefit was offset by the change in our valuation allowance in each period.

As a result of the foregoing factors, we recognized income from continuing operations of $3.7 million in 2012 as compared to a loss of $1.4 million in 2011.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Net sales were $395.1 million in 2012, which is $29.5 million, or approximately 8.1% higher than in 2011. The increase is due to higher levels of construction activity.

Sales increased in each product category in 2012 from 2011. Millwork sales increased approximately 11% in 2012 to $179.7 million. Building product sales increased approximately 6% in 2012 to $171.2 million. Wood products sales increased approximately 6% to $44.2 million in 2012.

Gross margin increased approximately 14% to $75.9 million, or 19.2% of sales, in 2012 as compared to $66.7 million, or 18.2% of sales, in 2011. The increase in gross margin percentage is partially due to sales mix. In addition, we have placed a strong emphasis on margin improvement though the competitive environment remains very strong.

Operating expenses decreased $0.8 million to $73.5 million, or 18.6% of sales, in 2012, compared to $74.3 million, or 20.3% of sales, in 2011. Higher sales volume provided greater leverage against our fixed costs while increased variable expenses were generally offset by reductions in certain personnel costs and other general expenses resulting from continued cost control efforts.

During the nine months ended September 30, 2012, we recognized gain of $2.4 million from the sale of certain real estate from a previously closed facility.

Net interest expense was $2.2 million in 2012, compared to $2.0 million in 2011, generally due to higher debt levels through the first two quarters coupled with higher interest rates in 2012.

No income tax expense or benefit was recognized in the nine month period ending September 30, 2012 and 2011. The tax expense or benefit was offset by the change in our valuation allowance in each period.

As a result of the foregoing factors, we incurred income from continuing operations of $2.6 million in 2012 as compared to a loss of $9.9 million in 2011.

Discontinued Operations

We recorded a $0.3 million after tax loss from discontinued operations in the first nine months of 2012 compared to a $0.4 million after tax loss in the first nine months of 2011.

Liquidity and Capital Resources

We depend on cash flow from operations and funds available under our revolving credit facility to finance our operations, including seasonal working capital needs, capital expenditures and any acquisitions that we may undertake. Our working capital requirements are generally greatest in the second and third quarters, which reflect the seasonal nature of our business. The second and third quarters are also typically our strongest operating quarters, largely due to more favorable weather throughout many of our markets compared to the first and fourth quarters. We typically generate cash from working capital reductions in the fourth quarter of the year and build working capital during the first quarter in preparation for our second and third quarters. We also maintain significant inventories to meet the rapid delivery requirements of our customers and to enable us to obtain favorable pricing, delivery and service terms with our suppliers. Accounts receivable also typically increase during peak periods commensurate with the sales increase. At September 30, 2012, December 31, 2011 and September 30, 2011, inventories and accounts receivable constituted approximately 75%, 67% and 72% of our total assets, respectively. We also closely monitor operating expenses and inventory levels during seasonally affected periods and, to the extent possible, manage variable operating costs to minimize seasonal effects on our profitability.

Operations. Cash used in operating activities decreased by $8.9 million to $11.4 million in the first nine months of 2012, compared to a usage of $20.3 million in the first nine months of 2011. In 2012, our net income of $2.3 million was an improvement of $12.6 million over the loss of $10.3 million in 2011. Accounts receivable increased by $18.1 million during both 2012 and 2011. The increase in accounts receivable is commensurate with the seasonality of our sales. Days sales outstanding was 37.2 days at both September 30, 2012 and September 30, 2011 based on annualized third quarter sales and quarter end accounts receivable balances for the respective periods. Inventory increased by $11.7 million in 2012 compared to an increase of $7.7 million in 2011. The increase in inventories represents normal seasonal build with a larger increase in 2012 due to higher sales volume. Our inventory turns were 7.8 turns in both 2012 and 2011 based on annualized third quarter costs of goods sold and average inventory balances for the respective quarters. Accounts payable increased by $12.4 million during 2012, compared to an $12.1 million increase in the year ago period. The increase is primarily a result of our seasonal inventory build. Days payable outstanding increased to 32.7 days at September 30, 2012 from 31.5 days at September 30, 2011 based on annualized third quarter costs of goods sold and quarter end accounts payable balances for the respective periods.

Investing. In 2012, net cash provided by investing activities was $1.8 million which compares to net cash used in investing activities of $1.8 million in 2011. In 2012, the Company received net proceeds of $3.3 million from the sale of certain real estate from a previously closed facility. The Company invested $1.5 million in machinery and equipment at various locations in 2012. In 2011, the Company invested $1.0 million in a new facility and invested $0.8 million in machinery and equipment at various locations.

Financing. Cash provided from financing activities of $9.9 million in 2012 and $23.5 million in 2011 reflects net borrowings from our credit facility in each period.

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

At September 30, 2012, under the credit facility, we had revolving credit borrowings of $62.4 million outstanding at a weighted average interest rate of 3.04%, letters of credit outstanding totaling $4.9 million, primarily for liability and workers’ compensation insurance, and $36.2 million of additional committed borrowing capacity. We pay an unused commitment fee in the range of 0.30% to 0.375% per annum. In addition, we had $0.1 million of capital lease and other obligations outstanding at September 30, 2012.

The sole financial covenant in the credit facility is the fixed charge coverage ratio (“FCCR”) that must be tested by us if the excess borrowing availability falls below a range of $10.0 million to $15.0 million depending on our borrowing base and must also be tested on a pro forma basis prior to consummation of certain significant business transactions outside our ordinary course of business, as defined in the credit agreement governing the credit facility. The minimum FCCR is 1.25:1.00. At September 30, 2012, the FCCR testing threshold was $12.3 million, compared to $36.2 million of excess availability. In addition to the sole financial covenant, the credit facility gives the lenders the right to dominion of our bank accounts should excess borrowing availability fall below an amount equal to $5.0 million over the FCCR testing threshold or $17.3 million at September 30, 2012. This right does not change our ability to borrow on the credit facility in any manner nor does it make the underlying debt callable by the lender; however, under ASC 470, Debt, if the excess availability were to fall below the dominion threshold, we would be required to reclassify long-term debt to current debt on our balance sheet.

We believe that cash generated from our operations and funds available under the credit facility will provide sufficient funds to meet the operating needs of the business for at least the next twelve months. In the first nine months of 2012, the minimum

FCCR was not required to be tested as excess borrowing availability was greater than the minimum threshold. However, if availability would have fallen below that threshold, we would not have met the minimum FCCR. If we are unable to maintain excess borrowing availability of more than the applicable amount in the range of $10.0 million to $15.0 million and were also unable to comply with this financial covenant, our lenders would have the right, but not the obligation, to terminate the loan commitments and accelerate the repayment of the entire amount outstanding under the credit facility. The lenders could also foreclose on our assets that secure the credit facility. In that event, we would be forced to seek alternative sources of financing, which may not be available on terms acceptable to us, or at all.

Off-Balance Sheet Arrangements

In addition to funds available from operating cash flows and the credit facility as described above, we use operating leases as a principal off-balance sheet financing technique. Operating leases are employed as an alternative to purchasing certain property, plant and equipment. For a discussion of our off-balance sheet arrangements, see our Annual Report on Form 10-K for the year ended December 31, 2011 in Part II, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Commitments and Contingencies.” There were no material changes to our off-balance sheet arrangements discussed in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

In 1995, we were identified as a potentially responsible party in connection with the clean up of contamination at a formerly owned property in Montana that was used for the manufacture of wood windows. We are voluntarily remediating this property under the oversight of and in cooperation with the Montana Department of Environmental Quality (“Montana DEQ”) and are complying with a 1995 unilateral administrative order of the Montana DEQ to complete a remedial investigation and feasibility study. The remedial investigation was completed and approved in 1998 by the Montana DEQ, which has issued its final risk assessment of this property. In March 2003, the Montana DEQ approved Huttig’s work plan for conducting a feasibility study to evaluate alternatives for cleanup. In July 2004, we submitted the feasibility study report, which evaluated several potential remedies, including continuation and enhancement of remedial measures already in place and operating. Huttig also submitted plans for testing a newer technology that could effectively remediate the site. The Montana DEQ approved these plans and a pilot test of the remediation technology was completed in July 2007. In conjunction with the Montana DEQ, we are performing additional testing at the site. After evaluating the results of the additional testing, the Montana DEQ will provide additional comments on the feasibility study report and its recommended remedy, and then will select a final remedy, publish a record of decision and negotiate with us for an administrative order of consent on the implementation of the final remedy. Further, additional testing may be performed from time to time by the Montana DEQ. We spent less than $0.4 million on remediation costs at this site in each of the nine month periods ended September 30, 2012 and 2011. The annual level of future remediation expenditures is difficult to estimate because of the uncertainty relating to the final remedy to be selected by the Montana DEQ. As of September 30, 2012, the Company has accrued $0.7 million in “Other non-current liabilities” for future costs of remediating this site, which management believes represents a reasonable estimate, based on current facts and circumstances, of the currently expected costs of remediation. Until the Montana DEQ selects a final remedy, however, management cannot estimate the top of the range of loss or cost to Huttig of the final remediation order.

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

•	the strength of the national and local new residential construction and home improvement and remodeling markets, which in turn depend on factors such as:

•	interest rates;

•	immigration patterns;

•	unemployment rates;

•	job and household formation;

•	household prices;

•	tax policy;

•	regional demographics;

•	employment levels;

•	availability of credit;

•	inventory levels of new and existing homes for sale;

•	prices of wood and steel-based products;

•	consumer confidence; and

•	global economic influences;

•	the level of competition in our industry;

•	our relationships with suppliers of the products we distribute;

•	our ability to comply with availability requirements and the financial covenant under our revolving credit facility;

•	the financial condition and credit worthiness of our customers;

•	fluctuation in prices of wood and steel-based products;

•	fuel cost;

•	cyclical and seasonal trends;

•	costs of complying with laws and regulations including environmental and recent healthcare reform, the effects of which on the Company remain under review;

•	our exposure to product liability claims;

•	our ability to attract and retain key personnel;

•	risk of losses associated with accidents;

•	costs of complying with federal and state transportation regulations, as well as fluctuations in the cost of fuel; and

•	accuracy of our assumptions underlying our projections of future taxable income, including available tax planning strategies.

We disclaim any obligation to publicly update or revise any of these forward-looking statements.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures – The Company, under the supervision and with the participation of our Disclosure Committee and management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of September 30, 2012.

Changes in Internal Control of Financial Reporting – There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

HUTTIG BUILDING PRODUCTS, INC.

/s/ JON P. VRABELY
Date: October 26, 2012	Jon P. Vrabely
President and Chief Executive Officer
(Principal Executive Officer)

HUTTIG BUILDING PRODUCTS, INC.

Date: October 26, 2012	/s/ PHILIP W. KEIPP
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