Form 10-K
period 2012-12-31
HUTTIG BUILDING PRODUCTS INC
filed 2013-02-22
CIK 1093082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of the last business day of the quarter ended June 30, 2012 was approximately $17 million. For purposes of this calculation only, the registrant has excluded stock beneficially owned by the registrants’ directors and officers. By doing so, the registrant does not admit that such persons are affiliates within the meaning of Rule 405 under the Securities Act of 1933 or for any other purposes.

The number of shares of Common Stock outstanding on February 15, 2013 was 24,378,876 shares.

DOCUMENTS INCORPORATED HEREIN BY REFERENCE.

Parts of the registrant’s definitive proxy statement for the 2013 Annual Meeting of Shareholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

PART I

ITEM 1—BUSINESS

General

Huttig Building Products, Inc., a Delaware corporation incorporated in 1913, was founded in 1885 and is a leading domestic distributor of millwork, building materials and wood products used principally in new residential construction and in home improvement, remodeling and repair work. We purchase from leading manufacturers and distribute our products through 27 wholesale distribution centers serving 41 states. Our distribution centers sell principally to building materials dealers, national buying groups, home centers and industrial users, including makers of manufactured homes. For the year ended December 31, 2012, we generated net sales of $520.5 million.

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

The downturn in the residential construction market has been one of the most severe housing downturns in U.S. history. New housing activity in the United States increased in 2012 versus 2011; however, 2012 activity is still well below historical averages. Total new housing starts in the United States were at approximately 0.8 million in 2012 compared to 0.6 million in each of 2011 and 2010. Single family starts were 0.5 million, 0.4 million and 0.5 million in 2012, 2011 and 2010, respectively, based on data from the U.S. Census Bureau. According to the U.S. Census Bureau, total spending on new single family residential construction was $129 billion, $108 billion and $113 billion in 2012, 2011 and 2010, respectively.

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

The following table sets forth information regarding the percentage of our net sales from continuing operations represented by our principal product categories sold during each of the last three fiscal years. While the table below generally indicates the mix of our sales by product category, changes in the prices of commodity wood products and in unit volumes sold could affect our product mix on a year-to-year basis.

	2012	2011	2010
Millwork	47%	45%	48%
General Building Products	42%	44%	41%
Wood Products	11%	11%	11%

Customers

During 2012, we served over 4,200 customers, with one customer—Lumbermen’s Merchandising Corporation—accounting for 12% of our sales in 2012 and 11% of our sales in each of 2011 and 2010. This customer is a buying group representing multiple building material dealers. Building materials pro dealers represent our single largest customer group. Our top 10 customers accounted for approximately 37% of our total sales in 2012.

Within the pro dealer category, a large percentage of our sales are to national accounts, including buying groups. These are large pro dealers, or groups of pro dealers, that generally operate in more than one state or region. To a lesser extent, we also sell to the retail home centers. We believe that our size, which lets us purchase in bulk, achieve operating efficiencies, operate on a national scale and offer competitive pricing, makes us well suited to service the consolidating pro dealer community. Our sales to national accounts, including buying groups, were 40% of our total sales in each of 2012 and 2011 and 42% in 2010.

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

We purchased products from more than 800 different suppliers in 2012. We generally negotiate with our major suppliers on a national basis to leverage our total volume purchasing power, which we believe provides us with an advantage over our locally based competitors. The majority of our purchases are made from suppliers that offer payment discounts and volume related incentive programs. Although we generally do not have exclusive distribution rights for our key products and we do not have long-term contracts with many of our suppliers, we believe our national footprint, buying power and distribution network make us an attractive distributor for many manufacturers. Moreover, we have long-standing relationships with many of our key suppliers.

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

Seasonality, Market Conditions and Working Capital

Various cyclical and seasonal factors, such as general economic conditions and weather, historically have caused our results of operations to fluctuate from period to period. Our size, extensive nationwide operating model, and the geographic diversity of our distribution centers to some extent mitigate our exposure to these cyclical and seasonal factors. These factors include levels of new construction, home improvement and remodeling activity, weather, interest rates and other local, regional and national economic conditions.

During the past several years, our results of operations have been adversely affected by the severe downturn in new housing activity in the United States. Even with a 28% increase in 2012, total housing starts were still well below historical averages. Based on the current level of housing activity and industry forecasts, we expect the increase in new housing activity could continue into 2013 but still remain below historical averages.

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

We depend on cash flow from operating activities and funds available under our secured credit facility to finance seasonal working capital needs, capital expenditures and any acquisitions that we may undertake. We typically generate cash from working capital reductions in the fourth quarter of the year and build working capital during the first quarter in preparation for our second and third quarters. Our working capital requirements are generally greatest in the second and third quarters, reflecting the seasonal nature of our business. The second and third quarters are also typically our strongest operating quarters, largely due to more favorable weather throughout many of our markets compared to the first and fourth quarters. We maintain significant inventories to meet the rapid delivery requirements of our customers and to enable us to obtain favorable pricing, delivery and service terms with our suppliers. At December 31, 2012 and 2011, inventories and accounts receivable in the aggregate constituted approximately 71% and 67% of our total assets, respectively. We closely monitor operating expenses and inventory levels during seasonally affected periods and, to the extent possible, manage variable operating costs to minimize the seasonal effects on our profitability.

Credit

Huttig’s corporate management establishes an overall credit policy for sales to customers and then delegates responsibility for most credit decisions to regional credit personnel. Our credit policies, together with careful monitoring of customer balances, have resulted in bad debt expense of approximately 0.1% of net sales in 2012, 2011, and 2010. Approximately 98% of our sales in 2012 were to customers to whom we had provided credit for those sales.

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

Employees

As of December 31, 2012, we employed over 900 persons, of which approximately 13% were represented by eight unions. We have not experienced any significant strikes or other work interruptions in recent years and have maintained generally favorable relations with our employees. The Company has three union contracts which will require negotiations in 2013. See Item 1A-“Risk Factors.”

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

The downturn in the residential construction market has been one of the most severe housing downturns in U.S. history. High unemployment, tighter lending standards and general economic uncertainty, have contributed to a level of housing starts well below historical levels over the past several years.

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

Our results of operations have been adversely affected by the severe downturn in new housing activity in the United States. Although housing starts increased in 2012, they were still well below historical levels. We expect the level of new housing activity to continue to be well below historical averages in 2013 which could adversely affect our operating results. A prolonged continuation of the current downturn or any further downturns in the markets that we serve or in the economy in general could have a material adverse effect on our operating results, liquidity and financial condition, including but not limited to our ability to comply with the financial covenant under the credit facility and the valuation of our goodwill. Reduced levels of construction activity may result in continued intense price competition among building materials suppliers, which may adversely affect our gross margins. We cannot provide assurance that our responses to the downturn or the government’s attempts to address the troubles in the economy will be successful.

The industry in which we compete is highly cyclical, and any downturn resulting in lower demand or increased supply would have a materially adverse impact on our financial results.

The building products distribution industry is subject to cyclical market pressures caused by a number of factors that are out of our control, such as general economic and political conditions, inventory levels of new and existing homes for sale, levels of new construction, home improvement and remodeling activity, interest rates and population growth. To the extent that cyclical market factors adversely impact overall demand for building products or the prices that we can charge for our products, our net sales and margins would likely decline in the same time frame as the cyclical downturn occurs. Because much of our overhead and expense is relatively fixed in nature, a decrease in sales and margin generally has a significant adverse impact on our results of operations. For example, during the past several years, our results of operations have been adversely affected by the severe downturn in new housing activity in the United States. Also, to the extent our customers experience downturns in business, our ability to collect our receivables could be adversely affected. Finally, the unpredictable nature of the cyclical market factors that impact our industry make it difficult to forecast our operating results.

If we are unable to meet the financial covenant under our credit facility, the lenders could elect to accelerate the repayment of the outstanding balance and, in that event, we would be forced to seek alternative sources of financing.

We are party to a $120.0 million asset based senior secured revolving credit facility which contains a minimum fixed charge coverage ratio that is tested if our excess borrowing availability, as defined in the facility, reaches a range of $10.0 million to $15.0 million depending on our borrowing base at the time of testing. At the time of testing, our fixed charge coverage ratio would need to exceed 1.25:1.00. As of December 31, 2012, we would not have met the minimum fixed charge coverage ratio, and we believe we will not achieve sufficient financial results necessary to satisfy this covenant if it were required to be tested. If we were unable to maintain excess borrowing availability of more than the range of $10.0 million to $15.0 million and were also unable to comply with this financial covenant, our lenders would have the right, but not the obligation, to terminate the loan commitments and accelerate the repayment of the entire amount outstanding under the credit facility. The lenders also could foreclose on our assets that secure our credit facility. In that event, we would be forced to seek alternative sources of financing, which may not be available on terms acceptable to us, or at all.

Our excess borrowing availability at December 31, 2012 and February 15, 2013 was $24.3 million and $36.6 million, respectively, which exceeded the $10.4 million and $12.3 million required, respectively on those dates. Our credit facility matures in December 2017.

Compliance with the restrictions and the financial covenant under our credit agreement will likely limit, at least in the near term, the amount available to us for borrowing under that facility and may limit management’s discretion with respect to certain business matters.

The borrowings under our credit agreement are collateralized by substantially all of the Company’s assets, including accounts receivable, inventory and property and equipment, and we are subject to certain operating limitations commonly applicable to a loan of this type, which, among other things, place limitations on indebtedness, liens, investments, mergers and acquisitions, dispositions of assets, cash dividends, stock repurchases and transactions with affiliates. A minimum fixed charge coverage ratio must be tested on a pro forma basis prior to consummation of certain significant business transactions outside the Company’s ordinary course of business. These restrictions may limit management’s ability to operate our business in accordance with management’s discretion, which could limit our ability to pursue certain strategic objectives.

A significant portion of our sales are concentrated with a relatively small number of customers. A loss of one or more of these customers would have material adverse effect on our operating results, cash flow and liquidity.

In 2012, our top ten customers represented 37% of our sales, with one customer accounting for 12% of our sales. This customer is a buying group for multiple building material dealers. Although we believe that our relationships with our customers are strong, the loss of one or more of these customers could have a material adverse effect on our operating results, cash flow and liquidity.

A significant portion of our sales are on credit to our customers. Material changes in their creditworthiness or our inability to forecast deterioration in their credit position could have a material adverse effect on our operating results, cash flow and liquidity.

The majority of our sales are on account where we provide credit to our customers. In 2012, bad debt expense to total net sales was approximately 0.1%. Our customers are generally susceptible to the same economic business risks as we are. Furthermore, we may not necessarily be aware of any deterioration in their financial position. If our customers’ financial position becomes impaired, it could have a significant adverse impact on our bad debt exposure and could have a material adverse effect on our operating results, cash flow and liquidity.

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

We have retained accident and claims risk under our insurance programs. Significant claims, and/or our ability to accurately estimate the liability for these claims could have a material adverse effect on our operating results.

We retain a portion of the accident and claims risk under vehicle liability, workers’ compensation, medical and other insurance programs. We have multiple claims of various sizes and forecast the number of claims in determining the portion of accident risk we are willing to self insure. We base loss accruals on our best estimate of the cost of resolution of these matters and adjust them periodically as circumstances change. Due to limitations inherent in the estimation process, our estimates may change. Changes in the actual number of large claims or changes in the estimates of these accruals may have a material adverse affect on our results of operations in any such period.

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

We use our own fleet of approximately 150 tractors, 10 trucks and 330 trailers to service customers throughout the United States. The U.S. Department of Transportation, or DOT, regulates our operations, and we are subject to safety requirements prescribed by the DOT. Vehicle dimensions and driver hours of service also are subject to both federal and state regulation. More restrictive limitations on vehicle weight and size, trailer length and configuration, or driver hours of service could increase our costs.

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

Approximately 13% of our employees are represented by labor unions as of December 31, 2012. As of December 31, 2012, we had eight collective bargaining agreements. The Company has three union contracts which will require negotiations in 2013. We may become subject to significant wage increases or additional work rules imposed by future agreements with labor unions representing our employees. Any such cost increases or new work rule implementation could increase our operating expenses to a material extent. In addition, although we have not experienced any strikes or other significant work interruptions in recent years and have maintained generally favorable relations with our employees, no assurance can be given that there will not be any work stoppages or other labor disturbances in the future, which could adversely impact our financial results.

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

Goodwill is subject to impairment tests at least annually and between annual tests in certain circumstances. During 2012 and 2011, we recorded non-cash impairment charges of goodwill of $1.9 million and $0.4 million, respectively, primarily related to a reduction in fair value of one reporting unit in 2012 and two reporting units in 2011, as a result of the continuing downturn in the residential construction and real estate markets. At December 31, 2012, we had goodwill assets of $6.3 million. We may be required to incur additional non-cash impairment charges in the future that could have a material adverse effect on our operating results.

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

ITEM 1B—UNRESOLVED STAFF COMMENTS

None.

ITEM 2—PROPERTIES

Our corporate headquarters is located at 555 Maryville University Drive, Suite 400, St. Louis, Missouri 63141, in leased facilities. We own 13 of our distribution centers and lease the balance. Warehouse space at distribution centers aggregated to approximately 3.0 million square feet as of December 31, 2012. Distribution centers range in size from 21,100 square feet to 260,000 square feet. The types of facilities at these centers vary by location, from traditional wholesale distribution warehouses to facilities with broad product offerings and capabilities for a wide range of value added services such as pre-hung door operations. We believe that our locations are well maintained and adequate for their purposes.

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

Environmental Matters

In 1995, Huttig was identified as a potentially responsible party in connection with the clean up of contamination at a formerly owned property in Montana that was used for the manufacture of wood windows. We are voluntarily remediating this property under the oversight of and in cooperation with the Montana Department of Environmental Quality (Montana DEQ) and are complying with a 1995 unilateral administrative order of the Montana DEQ to complete a remedial investigation and feasibility study. The remedial investigation was completed and approved in 1998 by the Montana DEQ, which has issued its final risk assessment of this property. In March 2003, the Montana DEQ approved Huttig’s work plan for conducting a feasibility study to evaluate alternatives for cleanup. In July 2004, we submitted the feasibility study report, which evaluated several potential remedies, including continuation and enhancement of remedial measures already in place and operating. We also submitted plans for testing a newer technology that could effectively remediate the site. The Montana DEQ approved these plans and a pilot test of the remediation technology was completed in July 2007. In conjunction with the Montana DEQ, Huttig is performing additional testing at this site. After evaluating the results of the additional testing, the Montana DEQ will provide additional comments on the feasibility study report and its recommended remedy, and then will select a final remedy, publish a record of decision and negotiate with Huttig for an administrative order of consent on the implementation of the final remedy. We spent less than $0.5 million, $0.5 million, and $0.2 million on remediation costs at this site in each of the years ended December 31, 2012, 2011 and 2010, respectively. The annual level of future remediation expenditures is difficult to estimate because of the uncertainty relating to the final remedy to be selected by the Montana DEQ. As of December 31, 2012, we have accrued $0.6 million for future costs of remediating this site, which management believes represents a reasonable estimate based on current facts and circumstances and the currently expected costs of remediation. Until the Montana DEQ selects a final remedy, however, management cannot estimate the top of the range of loss or cost to Huttig of the final remediation order. As a result, we may incur material adverse effect on the consolidated financial statements in the future with respect to this property.

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

At February 15, 2013, there were approximately 1,900 holders of record of our common stock. The following table sets forth the range of high and low sale prices of our common stock reported on the Over the Counter Bulletin Board:

	2012		2011
	High	Low	High	Low
First Quarter	$1.55	$0.52	$1.08	$0.88
Second Quarter	1.50	0.63	1.02	0.50
Third Quarter	1.60	1.05	0.93	0.35
Fourth Quarter	1.67	1.10	0.64	0.25

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

SHARE REPURCHASES

In the quarter ended December 31, 2012, the Company repurchased shares of its common stock, $.01 par value per share, in a private transaction with The Rugby Group Limited for cash as set forth in the table below.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value) that may yet be purchased under the plans or programs
October 1, 2012 – October 31, 2012	—	N/A	—	—
November 1, 2012 – November 30, 2012	—	N/A	—	—
December 1, 2012 – December 31, 2012	1,000,000	$1.10	—	—

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

The following table compares total shareholder returns for the Company over the last five years to the Standard and Poor’s 500 Stock Index and that of a peer group made up of other building material and industrial products distributors assuming a $100 investment made on December 31, 2007. Each of the three measures of cumulative total return assumes reinvestment of dividends. The stock performance shown on the graph below is not necessarily indicative of future price performance.

	Huttig Building Products	S&P 500	Peer Group Index (1)
12/07	$100.00	$100.00	$100.00
12/08	$11.53	$63.00	$98.99
12/09	$18.80	$79.68	$135.94
12/10	$23.81	$91.67	$169.37
12/11	$13.03	$93.61	$165.67
12/12	$40.10	$108.59	$207.93

(1)	The peer group includes the following companies: QEP Co., Watsco Inc., Bluelinx Holdings, Inc. and Universal Forest Products, Inc.

ITEM 6—SELECTED CONSOLIDATED FINANCIAL DATA

The following table summarizes certain selected financial data of continuing operations of Huttig for each of the five years in the period ended December 31, 2012. The information contained in the following table may not necessarily be indicative of our future performance. Such historical data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto included elsewhere in this report.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(In Millions, Except Per Share Data)
Income Statement Data:(1)
Net sales	$520.5	$478.7	$467.7	$455.2	$671.0
Cost of sales	420.4	390.1	382.5	371.1	548.6
Gross margin	100.1	88.6	85.2	84.1	122.4
Operating expenses	97.8	98.4	103.3	105.7	151.3
Goodwill impairment	1.9	0.4	—	1.0	8.7
Gain on disposal of capital assets	(2.4)	—	(0.4)	(1.5)	(1.0)
Operating income (loss)	2.8	(10.2)	(17.7)	(21.1)	(36.6)
Interest expense, net	2.9	2.8	2.1	1.5	2.6
Loss from continuing operations before income taxes	(0.1)	(13.0)	(19.8)	(22.6)	(39.2)
Benefit for income taxes	—	(0.3)	(0.4)	(2.8)	(4.0)
Net loss from continuing operations	(0.1)	(12.7)	(19.4)	(19.8)	(35.2)
Per share:
Net loss from continuing operations (basic and diluted)	—	(0.58)	(0.90)	(0.94)	(1.68)

Balance Sheet Data (at end of year):
Total assets	137.5	126.5	126.1	136.2	146.0
Debt—bank, capital leases and other obligations(2)	59.8	52.6	42.1	35.4	24.1
Total shareholders’ equity	19.1	19.9	32.6	50.7	70.3

(1)	Amounts exclude operations classified as discontinued.
(2)	Debt includes both current and long-term portions of bank debt, capital leases and other obligations. See Note 4 to our consolidated financial statements.

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

Industry Conditions

The downturn in the residential construction market has been one of the most severe housing downturns in U.S. history. Our sales depend heavily on the strength of local and national new residential construction, home improvement and remodeling markets. During the past several years, our results of operations have been adversely affected by the severe downturn in new housing activity in the United States. Even with a 28% increase in 2012, total housing starts were still well below historical averages. Based on the current level of housing activity and industry forecasts, we expect the increase in new housing activity could continue into 2013 but still remain below historical averages.

In reaction to the housing downturn, the Company has been restructuring its operations since the second quarter of 2006. Since then, the Company closed, consolidated or sold 20 distribution centers. Additionally, the Company reduced its workforce by approximately 1,300 employees and had over 900 employees at the end of 2012. These actions, along with other cost reduction efforts, are primarily responsible for an approximate $110 million reduction in operating expenses from 2006 to 2012.

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

Accounts Receivable—Trade accounts receivable consist of amounts owed for orders shipped to customers and are stated net of an allowance for doubtful accounts. Huttig’s corporate management establishes an overall credit policy for sales to customers and delegates responsibility for most credit decisions to regional credit personnel. The allowance for doubtful accounts is determined based on a number of factors including when customer accounts exceed 90 days past due and specific customer account reviews. Our credit policies, together with careful monitoring of customer balances, have resulted in bad debt expense of approximately 0.1% of net sales in 2012, 2011 and 2010. Due to continued low levels in new housing activity, it is possible that our bad debt expense could increase as our customers experience greater financial difficulties.

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

At December 31, 2012, the Company had $6.3 million of goodwill recorded across 14 reporting units. Significant changes in our assumptions and the related projected cash flows utilized in calculating the reporting unit’s fair value could result in future goodwill impairment related to any of our reporting units. The Company experienced lower than anticipated sales trends and operating income at one reporting unit. After performing the first step of the impairment test, we determined the carrying amounts of goodwill in our one reporting unit exceeded fair value. As a result, we performed the second step and determined that the goodwill was impaired by approximately $1.9 million. In 2011, the Company recorded goodwill impairment of $0.4 million related to the reduction in fair value of two reporting units.

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

Deferred tax assets and liabilities are recognized for the future tax benefits or liabilities attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates would be recognized in income in the period that includes the enactment date. We regularly review our deferred tax assets for recoverability and establish a valuation allowance when we believe that such assets may not be recovered, taking into consideration historical operating results, expectations of future earnings, changes in operations, the expected timing of the reversal of existing temporary differences and available tax planning strategies. Currently, our deferred tax liabilities, which reverse in the same periods and jurisdictions as our deferred tax assets, enable us to partially utilize the deferred tax assets at December 31, 2012, without relying on any projections of future pre-tax income. The balance of these deferred tax assets are covered by a valuation allowance.

Results of Operations

Fiscal 2012 Compared to Fiscal 2011

Continuing Operations

Net sales from continuing operations were $520.5 million in 2012, which were $41.8 million, or approximately 9%, higher than 2011. This increase is primarily due to higher levels of new residential construction activity along with modest increases in repair and remodel spend, partially offset by a decline in certain storm driven roofing sales.

Sales in the major product categories changed as follows in 2012 from 2011: millwork sales increased 13% to $242.3 million, building product sales increased 4% to $219.4 million, and wood products increased 10% to $58.8 million with a 23% increase in sales of engineered wood products and a 7% increase in sales of other wood products. The increase in building product sales was partially offset by the decrease in our roofing business, which is partially storm driven. Fluctuations across product categories can occur based on new product incentives, promotions, changes in product lines, commodity pricing and weather, among other things.

Gross margin increased approximately 13% to $100.1 million, or 19.2% of sales, in 2012 as compared to $88.6 million, or 18.5% of sales, in 2011. The higher margin percentage in 2012 reflects changes in the product mix coupled with a concerted effort to increase margins. In 2012 and 2011, gross margins continued to be negatively impacted by competitive pricing pressure in the down housing market.

Operating expenses decreased $0.6 million to $97.8 million, or 18.8% of sales, in 2012, compared to $98.4 million, or 20.6% of sales, in 2011. Personnel costs increased slightly as benefits from general widespread wage reductions instituted in December 2011 were offset by higher variable incentive compensation from improved operating results as well as increased medical costs. Non personnel expenses were lower in 2012 as compared to 2011 as benefits from continued cost control efforts were recognized across various general expense categories. We recorded total stock-based compensation expense of $0.8 million in 2012 compared to $0.5 million in 2011.

Our results for the year ended December 31, 2012 included a gain on disposal of capital assets of $2.4 million, primarily from the sale of a previously closed facility. In addition, our results for 2012 and 2011 included goodwill impairment charges of $1.9 million and $0.4 million, respectively.

Net interest expense was $2.9 million in 2012 compared to $2.8 million in 2011 primarily due to higher average debt outstanding in 2012 versus 2011.

No income tax expense or benefit was recognized for the period ending December 31, 2012. Income tax benefit as a percentage of pre-tax loss for 2011 was approximately 2%. In 2011, a $0.3 million tax benefit in continued operations was recognized from a reduction in liabilities related to uncertain tax positions.

As a result of the foregoing factors, we incurred a loss from continuing operations of $0.1 million in 2012 as compared to a loss from continuing operations of $12.7 million in 2011.

Discontinued Operations

We recorded a loss of $0.4 million from discontinued operations in 2012 compared to loss of $0.5 million in 2011. The loss in both years is related to environmental and litigation expenses.

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

Liquidity and Capital Resources

We depend on cash flow from operations and funds available under our revolving credit facility to finance seasonal working capital needs, capital expenditures and any acquisitions that we may undertake. Our working capital requirements are generally greatest in the second and third quarters, which reflect the seasonal nature of our business. The second and third quarters are also typically our strongest operating quarters, largely due to more favorable weather throughout many of our markets compared to the first and fourth quarters. We typically generate cash from working capital reductions in the fourth quarter of the year and build working capital during the first quarter in preparation for our second and third quarters. We also maintain significant inventories to meet rapid delivery requirements of our customers and to enable us to obtain favorable pricing, delivery and service terms with our suppliers. At December 31, 2012 and 2011, inventories and accounts receivables constituted approximately 71% and 67% of our total assets, respectively. We also closely monitor operating expenses and inventory levels during seasonally affected periods and, to the extent possible, manage variable operating costs to minimize seasonal effects on our profitability.

Operations—Cash from operating activities improved by $3.8 million to a usage of $4.3 million in 2012, compared to a $8.1 million usage of cash in 2011. In 2012, our net loss decreased $12.7 million compared to 2011. The net losses included goodwill impairment charges of $1.9 million in 2012 and $0.4 million in 2011. Accounts receivable increased by $2.3 million during 2012 and 2011. Days sales outstanding (“DSO”) decreased by 1.5 days to 30.3 days at December 31, 2012 from 31.8 days at December 31, 2011 based on annualized fourth quarter sales and quarter ended accounts receivable balances for the respective periods. Inventory increased by $10.2 million in 2012 compared to a decrease of $1.4 million in 2011. Our inventory turns decreased to 7.3 turns in 2012 from 7.4 turns in 2011. The increase in inventories as of December 31, 2012, is partially due to purchases made under advance buy opportunities and to support anticipated sales growth. Accounts payable increased by $2.9 million during 2012 compared to a $2.2 million increase in the year ago period. Days payable outstanding decreased to 28.1 at December 31, 2012 from 28.3 at December 31, 2011 based on annualized fourth quarter costs of goods sold and quarter end accounts payable balances for the respective periods. Accounts payable did not increase to the same degree as inventories as a significant portion of the advance buy purchases were generally paid for at December 31, 2012.

Investing—Net cash provided by investing activities was $1.4 million in 2012, as compared to $2.0 million net cash used in investing activities in 2011. In 2012, the Company invested $1.9 million in machinery and equipment at various locations and received $3.3 million in proceeds from the sale of certain real estate from a previously closed facility. The Company invested $2.0 million in 2011 to acquire a distribution center in a market where our facility was previously leased as well as to acquire certain machinery and equipment at various locations.

Financing—Cash provided from financing activities of $4.5 million in 2012 reflects net debt borrowings of $6.3 million under our credit facility, less payments of $0.7 million for our capital lease and other debt obligations. Cash provided from financing of $10.0 million in 2011 reflects net debt borrowings of $10.3 million under our credit facility, less payments of $0.3 million for our capital lease and other debt obligations. In addition, in 2012 the Company repurchased 1.0 million shares of its common stock in a private transaction for $1.1 million.

Credit Facility—We have a $120.0 million asset based senior secured revolving credit facility (“credit facility”). In December 2012, we amended and extended our credit facility to among other things, incorporate certain real estate acquired in 2011, amend the cash dominion threshold, modify certain advance rates, and reduce the top tier interest rate. Borrowing availability under the credit facility is based on eligible accounts receivable, inventory and real estate. The real estate component of the borrowing base amortizes monthly over 12.5 years on a straight-line basis. Borrowings under the credit facility are collateralized by substantially all of our assets and are subject to certain operating limitations applicable to a loan of this type, which, among other things, place limitations on indebtedness, liens, investments, mergers and acquisitions, dispositions of assets, cash dividends and transactions with affiliates. The entire unpaid balance under the credit facility is due and payable on December 21, 2017, the maturity date of the credit agreement.

At December 31, 2012, under the credit facility, we had revolving credit borrowings of $59.1 million outstanding at a weighted average interest rate of 2.87%, letters of credit outstanding totaling $4.3 million, primarily for health and workers’ compensation insurance, and $24.3 million of additional committed borrowing capacity. We pay an unused commitment fee in the range of 0.30% to 0.375% per annum. In addition, we had $0.7 million of capital lease and other obligations outstanding at December 31, 2012.

The sole financial covenant in the credit facility is the fixed charge coverage ratio (“FCCR”) that must be tested by us if the excess borrowing availability falls below a range of $10.0 million to $15.0 million depending on our borrowing base and must also be tested on a pro forma basis prior to consummation of certain significant business transactions outside our ordinary course of business, as defined in the agreement. The FCCR is 1.25:1.00. At December 31, 2012, the FCCR testing threshold was $10.4 million as compared to $24.3 million of excess borrowing availability.

We believe that cash generated from our operations and funds available under the credit facility will provide sufficient funds to meet the operating needs of the business for at least the next twelve months. In 2012, the minimum FCCR was not required to be tested as excess borrowing availability was greater than the minimum threshold. However, if availability would have fallen below that threshold, we would not have met the minimum FCCR. If we are unable to maintain excess borrowing availability of more than the applicable amount in the range of $10.0 million to $15.0 million and were also unable to comply with this financial covenant, our lenders would have the right, but not the obligation, to terminate the loan commitments and accelerate the repayment of the entire amount outstanding under the credit facility. The lenders could also foreclose on our assets that secure the credit facility. In that event, we would be forced to seek alternative sources of financing, which may not be available on terms acceptable to us, or at all.

Off-Balance Sheet Arrangements

In addition to funds available from operating cash flows and our bank credit facility as described above, we use operating leases as a principal off balance sheet technique. Operating leases are employed as an alternative to purchasing certain property, plant and equipment. Future rental commitments, extending through the year 2020, under all non-cancelable operating leases in effect at December 31, 2012 total $29.0 million.

Commitments and Contingencies

The table below summarizes our contractual obligations as of December 31, 2012 (in millions):

		Payments Due by Period
	Total	2013	2014- 2015	2016- 2017	Beyond 2017

Long-term debt, including current portion (1)	$59.8	$0.6	$0.1	$59.1	$—
Operating lease obligations (2)	29.1	8.3	12.0	6.2	2.6

Total	$88.9	$8.9	$12.1	$65.3	$2.6

(1)	Amounts represent the expected cash payments of our long-term debt and do not include any fair value adjustments.
(2)	Amounts, are net of minimum sublease income

Cautionary Statement Relevant to Forward-looking Information for the Purpose of “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

This Annual Report on Form 10-K and our annual report to shareholders contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements regarding:

•	our belief that cash generated from operations and funds available under our credit facility will be sufficient to meet the operating needs of the business for at least the next twelve months;

•	our belief that we have the product offerings, distribution channel, personnel, systems infrastructure and financial and competitive resources necessary for continued operations;

•	our expectation that the severe downturn in new housing activity will continue to adversely affect our operating results in 2013;

•	our expectation that the increase in new housing activity experienced in 2012 will continue into 2013 but that new housing activity will remain below historical levels;

•	our expectation that the bad debt expense could increase as our customers experience greater financial difficulties as a result of the current downturn in new housing activity;

•	our belief that we will not achieve sufficient financial results to satisfy the financial covenant under our credit facility if it were required to be tested;

•	our belief that there are no material environmental liabilities at any of our current or former distribution center locations;

•	our expectation that we will continue to face competition from new market entrants;

•	our liquidity and exposure to market risk;

•	our anticipation that we will not pay dividends in the future;

•	our expectation that there will not be any significant increases or decreases to our unrecognized tax benefits within the 12 months of the financial statement reporting date; and

•	cyclical and seasonal trends.

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

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have exposure to market risk as it relates to effects of changes in interest rates. We had debt outstanding at December 31, 2012 under our credit facility of $59.1 million.

All of our debt under our revolving credit facility accrues interest at a floating rate basis. If market interest rates for LIBOR had been different by an average of 1% for the year ended December 31, 2012, our interest expense and income before taxes would have changed by $0.6 million. These amounts are determined by considering the impact of the hypothetical interest rates on our borrowing cost. This analysis does not consider the effects of any change in the overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management may take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our financial structure.

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

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Huttig Building Products, Inc.:

We have audited the accompanying consolidated balance sheets of Huttig Building Products, Inc. and subsidiary (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Huttig Building Products, Inc. and subsidiary as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

St. Louis, Missouri

February 21, 2013

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2012	2011	2010
	(In millions, except share and per share data)
Net sales	$520.5	$478.7	$467.7
Cost of sales	420.4	390.1	382.5

Gross margin	100.1	88.6	85.2
Operating expenses	97.8	98.4	103.3
Goodwill impairment	1.9	0.4	—
Gain on disposal of capital assets	(2.4)	—	(0.4)

Operating income (loss)	2.8	(10.2)	(17.7)
Interest expense, net	2.9	2.8	2.1

Loss from continuing operations before income taxes	(0.1)	(13.0)	(19.8)
Benefit for income taxes	—	(0.3)	(0.4)

Loss from continuing operations	(0.1)	(12.7)	(19.4)
Income (loss) from discontinued operations, net of taxes	(0.4)	(0.5)	0.5

Net loss	$(0.5)	$(13.2)	$(18.9)

Net loss from continuing operations per share—basic and diluted	$—	$(0.58)	$(0.90)
Net income (loss) from discontinued operations per share—basic and diluted	(0.02)	(0.02)	0.02

Net loss per share—basic and diluted	$(0.02)	$(0.60)	$(0.88)

Weighted average shares outstanding:
Basic shares outstanding—continuing and discontinued operations	22,891,676	22,160,455	21,547,394
Diluted shares outstanding—continuing operations	22,891,676	22,160,455	21,547,394
Diluted shares outstanding—discontinued operations	22,891,676	22,160,455	22,511,294

See notes to consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
	(In millions)
ASSETS
Current Assets:
Cash and equivalents	$2.3	$0.7
Trade accounts receivable, net	41.7	39.4
Inventories	55.0	44.8
Other current assets	7.3	5.8

Total current assets	106.3	90.7

Property, Plant and Equipment:
Land	4.3	5.0
Building and improvements	23.8	24.4
Machinery and equipment	31.2	29.7

Gross property, plant and equipment	59.3	59.1
Less accumulated depreciation	43.7	41.9

Property, plant and equipment, net	15.6	17.2

Other Assets:
Goodwill	6.3	8.2
Other	2.2	2.4
Deferred income taxes	7.1	8.0

Total other assets	15.6	18.6

Total Assets	$137.5	$126.5

See notes to consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
	(In millions)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$0.6	$0.4
Trade accounts payable	31.2	28.3
Deferred income taxes	7.1	8.0
Accrued compensation	4.1	1.5
Other accrued liabilities	14.3	15.1

Total current liabilities	57.3	53.3

Non-current Liabilities:
Long-term debt, less current maturities	59.2	52.2
Other non-current liabilities	1.9	1.1

Total non-current liabilities	61.1	53.3

Shareholders’ Equity:
Preferred shares; $.01 par (5,000,000 shares authorized)	—	—
Common shares; $.01 par (50,000,000 shares authorized:
23,920,195 shares issued and outstanding at December 31, 2012 and 23,980,177 at December 31, 2011)	0.2	0.2
Additional paid-in capital	39.2	39.5
Accumulated deficit	(20.3)	(19.8)

Total shareholders’ equity	19.1	19.9

Total Liabilities and Shareholders’ Equity	$137.5	$126.5

See notes to consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Shares Outstanding, at Par Value	Additional Paid-In Capital	Retained Earnings (Accum- ulated Deficit)	Total Shareholders’ Equity
	(In millions)
Balance at January 1, 2010	$0.2	$38.2	$12.3	$50.7

Net loss and comprehensive loss			(18.9)	(18.9)
Stock compensation expense		0.8		0.8

Balance at December 31, 2010	0.2	39.0	(6.6)	32.6

Net loss and comprehensive loss			(13.2)	(13.2)

Stock compensation expense		0.5		0.5

Balance at December 31, 2011	0.2	39.5	(19.8)	19.9

Net loss and comprehensive loss			(0.5)	(0.5)

Repurchase of shares of common stock		(1.1)		(1.1)

Stock compensation expense		0.8		0.8

Balance at December 31, 2012	$0.2	$39.2	$(20.3)	$19.1

See notes to consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011	2010
	(In millions)
Cash Flows From Operating Activities:
Net loss	$(0.5)	$(13.2)	$(18.9)
Adjustments to reconcile net loss to cash used in operations:
Net (income) loss from discontinued operations	0.4	0.5	(0.5)
Depreciation and amortization	2.7	2.8	3.6
Non-cash interest expense	0.4	0.4	0.5
Stock compensation expense	0.8	0.5	0.8
Impairment of goodwill	1.9	0.4	—
Gain on disposal of capital assets	(2.4)	—	(0.4)
Changes in operating assets and liabilities:
Trade accounts receivable	(2.3)	(2.3)	4.7
Inventories	(10.2)	1.4	(1.1)
Trade accounts payable	2.9	2.2	0.2
Other	2.0	(0.8)	4.0

Net cash used in operating activities	(4.3)	(8.1)	(7.1)

Cash Flows From Investing Activities:
Capital expenditures	(1.9)	(2.0)	(0.8)
Proceeds from disposition of capital assets	3.3	—	2.2

Cash provided by (used in) investing activities	1.4	(2.0)	1.4

Cash Flows From Financing Activities:
Payments of long term debt and revolving credit debt agreements	(143.9)	(132.9)	(198.2)
Borrowings of long term debt and revolving credit debt agreements	150.2	143.2	204.2
Repayments of capital lease and other obligations	(0.7)	(0.3)	(0.7)
Debt issuance costs	—	—	(0.1)
Repurchase of shares of common stock	(1.1)	—	—

Cash provided by financing activities	4.5	10.0	5.2

Net increase (decrease) in cash and equivalents	1.6	(0.1)	(0.5)
Cash and equivalents, beginning of period	0.7	0.8	1.3

Cash and equivalents, end of period	$2.3	$0.7	$0.8

Supplemental Disclosure of Cash Flow Information:
Interest paid	$2.5	$2.4	$1.5
Income taxes refunded	—	—	(3.1)
Non-cash financing activities:
Assets acquired with debt obligations	0.9	0.5	0.2
Debt issuance costs financed	0.7	—	1.2

See notes to consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

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

Reclassifications—Certain items in the 2011 financial statements have been reclassified to conform with the current year presentation.

Revenue Recognition—Revenues are recorded when title passes to the customer, which occurs upon delivery of product, less an allowance for returns, customer rebates and discounts for early payments. Returned products for which the Company assumes responsibility is estimated based on historical returns and are accrued as a reduction of sales at the time of the original sale.

Use of Estimates—The preparation of the Company’s consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management makes estimates including but not limited to the following financial statement items; allowance for doubtful accounts, slow-moving and obsolete inventory, lower of cost or market provisions for inventory, long-lived asset and goodwill impairments, contingencies including environmental liabilities, accrued expenses and self-insurance accruals, and income tax expense and net deferred tax assets. Actual results may differ from these estimates.

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

Inventory— Inventories are valued at the lower of cost or market. The Company’s entire inventory is comprised of finished goods. The Company reviews inventories on hand and records a provision for slow-moving and obsolete inventory. The provision for slow-moving and obsolete inventory is based on historical and expected sales. Approximately 86% of inventories were determined by using the LIFO (last-in, first-out) method of inventory valuation as of December 31, 2012 and December 31, 2011. The balance of all other inventories is determined by the average cost method, which approximates costs on a FIFO (first-in, first-out) method. The FIFO cost would be higher than the LIFO valuation by $10.5 million at December 31, 2012 and $9.6 million at December 31, 2011.

Supplier Rebates—The Company enters into agreements with certain vendors providing for inventory purchase based rebates upon purchasing volumes. The Company accrues the receipt of rebates base on purchases and records vendor rebates as a reduction of the cost of inventory purchased.

Property, Plant and Equipment—Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets and is charged to operating expenses. Buildings and improvements lives range from 3 to 25 years. Machinery and equipment lives range from 3 to 10 years. The Company recorded depreciation expense of $2.6 million, $2.7 million and $3.1 million in 2012, 2011 and 2010, respectively.

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

Shipping and Handling—Costs associated with shipping and handling products to the Company’s customers are charged to operating expense. Shipping and handling costs were approximately $26.3 million, $26.6 million and $25.3 million in 2012, 2011 and 2010, respectively.

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

Concentration of Credit Risk—The Company is engaged in the distribution of building materials throughout the United States. The Company grants credit to customers, substantially all of whom are dependent upon the construction sector. The Company periodically evaluates its customers’ financial condition but does not generally require collateral. A significant portion of our sales are concentrated with a relatively small number of our customers. Our top ten customers represented 37% of our sales in 2012. In 2012, 2011, and 2010, the Company had a single customer representing 12%, 11% and 11% of total sales, respectively. This customer is a buying group for multiple building material dealers.

Segments—ASC 280, “Segment Reporting”, defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. At December 31, 2012 and 2011, under the definition of a segment, each of our branches is considered an operating segment of our business. Under ASC 280, operating segments may be aggregated if the operating segments have similar economic characteristics and if the nature of the products, distribution methods, customers and regulatory environments are similar. The Company has aggregated its branches into one reporting segment, consistent with ASC 280.

2.    GOODWILL AND OTHER INTANGIBLE ASSETS

Under ASC 350, “Intangibles-Goodwill and Other”, goodwill is reviewed for impairment annually or more frequently if certain indicators arise. In addition, the statement requires reassessment of the useful lives of previously recognized intangible assets.

The Company first assesses qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill test. The Company does not calculate the fair value of a reporting unit unless it determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount.

ASC 350 prescribes a two-step process for impairment testing of goodwill. During the fourth quarter of 2012 and 2011, the Company performed the annual test for impairment of its reporting units. The Company experienced lower than anticipated sales trends and operating income at one reporting unit. After performing the first step of the impairment test, we determined the carrying amounts of goodwill in our one reporting unit exceeded fair value. As a result, we performed the second step and determined that the goodwill was impaired by approximately $1.9 million. In 2011, the Company recorded goodwill impairment of $0.4 million related to the reduction in fair value of two reporting units. The following table summarizes goodwill activity for the three years ended December 31, 2012 (in millions):

	Goodwill	Accumulated Impairments	Goodwill, Net
Balance at January 1, 2010	$18.1	$(9.5)	$8.6
No activity in 2010	—	—	—

Balance at December 31, 2010	18.1	(9.5)	8.6

Impairments in 2011	—	(0.4)	(0.4)

Balance at December 31, 2011	18.1	(9.9)	8.2

Impairment in 2012	—	(1.9)	(1.9)

Balance at December 31, 2012	$18.1	$(11.8)	$6.3

	Cost		Accumulated Amortization
	2012	2011	2012	2011
Amortizable intangible assets: (1)
Customer relationships	$1.4	$1.4	$0.6	$0.5

(1)	Amortizable intangible assets are included in “Other Assets”.

The Company recorded amortization expense of $0.1 million, $0.1 million and $0.5 million for the years ended December 31, 2012, 2011 and 2010, respectively. The Company expects to record amortization expense for its existing intangible assets of approximately $0.1 million in each year 2013 through 2017, and in total, approximately $0.3 million thereafter.

3.    ALLOWANCE FOR DOUBTFUL ACCOUNTS

The allowance for doubtful accounts consisted of the following (in millions):

	December 31,
	2012	2011	2010
Balance at beginning of year	$0.5	$0.7	$0.7
Provision charged to expense	0.6	0.7	0.6
Write-offs, less recoveries	(0.5)	(0.9)	(0.6)

Balance at end of year	$0.6	$0.5	$0.7

The Company recorded bad debt expense in 2012, 2011, and 2010 of 0.1% of net sales.

4.    LONG-TERM DEBT

Debt consisted of the following (in millions):

	December 31,
	2012	2011
Revolving credit facility	$59.1	$52.1
Other obligations	0.7	0.5

Total debt	59.8	52.6
Less current portion	0.6	0.4

Long-term debt	$59.2	$52.2

Credit Facility—The Company has a $120.0 million asset based senior secured revolving credit facility (“credit facility”). In December 2012, the Company amended and extended its credit facility to, among other things, incorporate certain real estate acquired in 2011, amend the cash dominion threshold, modify certain advance rates, and reduce the top tier interest rate. Borrowing availability under the credit facility is based on eligible accounts receivable, inventory and real estate. The real estate component of the borrowing base amortizes monthly over 12.5 years on a straight-line basis. Borrowings under the credit facility are collateralized by substantially all of the Company’s assets and are subject to certain operating limitations applicable to a loan of this type, which, among other things, place limitations on indebtedness, liens, investments, mergers and acquisitions, dispositions of assets, cash dividends and transactions with affiliates. The entire unpaid balance under the credit facility is due and payable on December 21, 2017, the maturity date of the credit agreement.

At December 31, 2012, under the credit facility, the Company had revolving credit borrowings of $59.1 million outstanding at a weighted average interest rate of 2.87%, letters of credit outstanding totaling $4.3 million, primarily for health and workers’ compensation insurance, and $24.3 million of additional committed borrowing capacity. The Company pays an unused commitment fee in the range of 0.30% to 0.375% per annum. In addition, the Company had $0.7 million of capital lease and other obligations outstanding at December 31, 2012.

The sole financial covenant in the credit facility is the fixed charge coverage ratio (“FCCR”) that must be tested by the Company if the excess borrowing availability falls below a range of $10.0 million to $15.0 million depending on the Company’s borrowing base and must also be tested on a pro forma basis prior to consummation of certain significant business transactions outside the Company’s ordinary course of business, as defined in the agreement. The FCCR is 1.25:1.00. At December 31, 2012, the FCCR testing threshold was $10.4 million and the Company had $24.3 million of excess borrowing availability.

The Company believes that cash generated from its operations, funds available under the credit facility will provide sufficient funds to meet the operating needs of the business for at least the next twelve months. In 2012 and 2011, the minimum FCCR was not required to be tested as excess borrowing availability was greater than the minimum threshold. However, if availability would have fallen below that threshold, the Company would not have met the minimum FCCR. If the Company was unable to maintain excess borrowing availability of more than the applicable amount in the range of $10.0 million to $15.0 million and was also unable to comply with this financial covenant, its lenders would have the right, but not the obligation, to terminate the loan commitments and accelerate the repayment of the entire amount outstanding under the credit facility. The lenders could also foreclose on the Company’s assets that secure the credit facility. In that event, the Company would be forced to seek alternative sources of financing, which may not be available on terms acceptable to it, or at all.

Maturities—At December 31, 2012, the aggregate scheduled maturities of debt are as follows (in millions):

2013	$0.6
2014	—
2015	0.1
2016	—
2017	59.1
Thereafter	—

Total	$59.8

The fair value of long-term debt, as calculated using the aggregate cash flows from principal and interest payments over the life of the debt, was approximately $59.1 million and $51.6 million at December 31, 2012 and 2011, respectively, based upon a discounted cash flow analysis using current market interest rates. The fair value measurement inputs for long-term debt are classified as Level 3 (unobservable inputs) in the valuation hierarchy as defined by ASC 820, “Fair Value Measurements and Disclosures”.

5.    PREFERRED SHARE PURCHASE RIGHTS

The Company has authorized 5.0 million shares of $0.01 par value preferred stock, of which 250,000 shares have been designated as Series A Junior Participating Preferred Stock.

6.    OTHER ACCRUED LIABILITIES

The Company has other accrued liabilities at December 31, 2012 and December 31, 2011 of $14.3 million and $13.6 million, respectively. Liabilities for self-insurance accruals were $4.3 million and $4.9 million, amounts due for sales incentive programs were $3.1 million and $2.5 million and deferred rent was $1.5 million and $1.8 million at December 31, 2012 and 2011, respectively.

7.    COMMITMENTS AND CONTINGENCIES

The Company leases certain of its vehicles, equipment and distribution facilities from various third parties with non-cancelable operating leases with various terms. Certain leases contain renewal or purchase options. Future minimum payments, by year, and in the aggregate, under these leases with initial terms of one year or more consisted of the following at December 31, 2012 (in millions):

	Non- cancelable Operating Leases	Minimum Sublease Income	Net
2013	$9.6	$(1.3)	$8.3
2014	7.5	(1.3)	6.2
2015	6.6	(0.8)	5.8
2016	3.9	—	3.9
2017	2.3	—	2.3
Thereafter	2.6	—	2.6

Total minimum lease payments	$32.5	$(3.4)	$29.1

Operating lease obligations expire in varying amounts through 2020. Rental expense for all operating leases was $13.6 million, $14.8 million and $15.4 million in 2012, 2011 and 2010, respectively. Sublease income was $0.6 million, $0.9 million and $1.0 million in 2012, 2011 and 2010, respectively. Operating lease expense in 2011 is net of a one-time $0.9 million payment to the Company to relinquish lease rights to a long term operating lease.

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

In 1995, Huttig was identified as a potentially responsible party in connection with the clean up of contamination at a formerly owned property in Montana that was used for the manufacture of wood windows. Huttig is voluntarily remediating this property under the oversight of and in cooperation with the Montana Department of Environmental Quality (Montana DEQ) and is complying with a 1995 unilateral administrative order of the Montana DEQ to complete a remedial investigation and feasibility study. The remedial investigation was completed and approved in 1998 by the Montana DEQ, which has issued its final risk assessment of this property. In March 2003, the Montana DEQ approved Huttig’s work plan for conducting a feasibility study to evaluate alternatives for cleanup. In July 2004, the Company submitted the feasibility study report, which evaluated several potential remedies, including continuation and enhancement of remedial measures already in place and operating. Huttig also submitted plans for testing a newer technology that could effectively remediate the site. The Montana DEQ approved these plans and a pilot test of the remediation technology was completed in July 2007. In conjunction with the Montana DEQ, the Company is performing additional testing at the site. After evaluating the results of the additional testing, the Montana DEQ will provide additional comments on the feasibility study report and its recommended remedy, and then will select a final remedy, publish a record of decision and negotiate with Huttig for an administrative order of consent on the implementation of the final remedy. Huttig spent less than $0.5 million, $0.5 million, and $0.2 million on remediation costs at this site in each of the years ended December 31, 2012, 2011, and 2010, respectively. The annual level of future remediation expenditures is difficult to estimate because of the uncertainty relating to the final remedy to be selected by the Montana DEQ. As of December 31, 2012, the Company has accrued $0.6 million for future costs of remediating this site, which management believes represents a reasonable estimate based on current facts and circumstances and the expected costs of remediation. Until the Montana DEQ selects a final remedy, however, management cannot estimate the top of the range of loss or cost to Huttig of the final remediation order. As a result, the Company may incur material adverse effect on its consolidated financial statements in the future with respect to this property.

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

8.    EMPLOYEE BENEFIT PLANS

Defined Contribution Plans—The Company sponsored a qualified defined contribution plan covering substantially all its employees. The Company suspended the matching contributions effective January 2009.

In 2011, the Company terminated its nonqualified deferred compensation plan.

Defined Benefit Plans—The Company participates in several multi-employer pension plans that provide benefits to certain employees under collective bargaining agreements. The risks of participating in these multi-employer plans are different from single-employer plans in the following aspects: 1) assets contributed to the multi-employer plan by one employer may be used to provide benefits to employees of other participating employers 2) if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers, and 3) if the Company chooses to stop participating in some of its multi-employer plans, the Company may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability. Total contributions to these plans were $0.5 million in each of the years ended 2012, 2011 and 2010. A majority of the contributions are to the Western Conference of Teamsters Pension Plan. The Company does not contribute more than 5 percent of total contributions for any of these multi-employer pension plans. The Company’s participation in the multi-employer pension plans for the year ended December 31, 2012 is outlined in the table below.

Legal Name of Plan	EIN—Plan Number	Pension Protection Act Zone Status	Financial Improvement Plan	Surcharge Imposed	Expiration Date of Collective- Bargaining Agreement	12/31/2012 Company Participants
Western Conference of Teamsters Pension Plan	91-6145047 - 001	Funded > 80%	No	No	3/31/2013 to	73
					4/30/2015
Southern California Lumber Industry Retirement Fund	95-6035266 - 001	Funded > 80%	No	No	6/30/2014	10
Central States, Southeast and Southwest Areas Pension Plan	36-6044243 - 001	Funded < 65%	Implemented	Yes	3/31/2013	3

9.    STOCK AND INCENTIVE COMPENSATION PLANS

EVA Incentive Compensation Plan

The Company’s EVA Incentive Compensation Plan is intended to maximize shareholder value by aligning management’s interests with those of shareholders by rewarding management for sustainable and continuous improvement in operating results. The Company recorded $1.3 million, $0.4 million and $0.8 million in expense related to this plan in the years ended December 31, 2012, 2011 and 2010, respectively.

2005 Executive Incentive Compensation Plan

Under the Company’s 2005 Executive Incentive Compensation Plan, which was adopted in 2005 and subsequently amended in 2007, 2009, and 2012, incentive awards of up to 6,125,000 shares of common stock may be granted. In addition, upon adoption of this plan, no further awards may be issued under either the 1999 Stock Incentive Plan or the 2001 Stock Incentive Plan; however, shares forfeited under those plans are available for subsequent issuance under this Plan. The Plan allows the Company to grant awards to key employees, including restricted stock awards and stock options, subject primarily to the requirement of continued employment. The awards for this Plan are available for grant over a ten-year period unless terminated earlier by the Board of Directors. No options were issued in 2012, 2011 or 2010. In 2012, the Company granted 970,250 shares of restricted stock. In 2011, the Company granted 1,149,750 shares of restricted stock. In 2010, the Company granted 913,750 shares of restricted stock. No monetary consideration is paid by employees who receive restricted stock. The restricted shares vest ratably over three years. Restricted stock can be granted with or without performance restrictions.

2005 Non-Employee Directors’ Restricted Stock Plan

Under the Company’s 2005 Non-Employee Directors’ Restricted Stock Plan, which was adopted in 2005 and subsequently amended in 2007, 2009, and 2012, incentive awards of up to 575,000 shares of common stock may be granted. The awards for this plan are available for grant over a ten-year period unless terminated earlier by the Board of Directors. In 2012, the Company granted 78,064 restricted stock units. The 2012 grant of restricted stock units vests on the date of the 2013 shareholders’ meeting. In 2011, the Company granted 52,500 restricted stock units. The 2011 grant of restricted stock units vested on the date of the 2012 annual shareholders’ meeting. In 2010, the Company granted 52,500 restricted stock units. The 2010 grant of restricted stock units vested on the date of the 2011 annual shareholders’ meeting.

Accounting For Stock-Based Compensation

The Company recognized approximately $0.8 million, $0.5 million, and $0.8 million in non-cash stock compensation expense for restricted stock awards in 2012, 2011 and 2010, respectively.

At December 31, 2012, the Company had 2,476,213 shares available under all of the stock compensation plans. On January 29, 2013, the Company issued 561,680 restricted shares.

Stock Options

The fair value of each option award is estimated as of the date of grant using the Black-Scholes option pricing model. The Company has not granted stock options in 2012, 2011 or 2010.

The following table summarizes the stock option transactions pursuant to the Company’s stock incentive plans for the three years ended December 31, 2012:

	Shares (000’s)	Weighted Average Exercise Price Per Share	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (000’s)	Average Remaining Vesting Period (months)	Unrecognized Compensation Expense (000’s)
Options Outstanding at January 1, 2010	392	$6.85
Granted	—	—
Exercised	—	—
Forfeited	(141)	5.16

Options Outstanding at December 31, 2010	251	7.81
Granted	—	—
Exercised	—	—
Forfeited	(40)	4.34

Options Outstanding at December 31, 2011	211	8.47
Granted	—	—
Exercised	—	—
Forfeited	(6)	9.13

Options Outstanding at December 31, 2012	205	$8.46	2.2	—	—	$—

Exercisable at December 31, 2012	205	$8.46	2.2	—	N/A	N/A

The following table summarizes information about stock options outstanding at December 31, 2012:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
Range of Exercise Price	Number Outstanding (000’s)	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable (000’s)	Weighted Average Exercise Price
$2.98	2	0.6	$2.98	2	$2.98
$7.23	76	1.3	7.23	76	7.23
$8.78	76	3.1	8.78	76	8.78
$9.12 – $10.09	51	2.4	10.00	51	10.00

Total	205	2.2	$8.46	205	$8.46

Restricted Stock and Restricted Stock Units

Restricted stock grants are recorded as unearned compensation on the date of grant in additional paid in capital at fair market value. The unearned compensation is being amortized to expense over the respective vesting periods.

The following summary presents the information regarding the restricted stock and restricted stock units for the three years ended December 31, 2012:

	Shares (000’s)	Weighted Average Grant Date Fair Value	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (000’s)	Average Remaining Vesting Period (months)	Unrecognized Compensation Expense (000’s)
Outstanding at January 1, 2010	996	$1.96
Granted	966	0.70
Restricted stock vested	(387)	2.43
Forfeited	(155)	0.93

Outstanding at December 31, 2010	1,420	1.09
Granted	1,202	0.75
Restricted stock vested	(568)	1.21
Forfeited	(17)	1.37

Outstanding at December 31, 2011	2,037	0.85
Granted	1,048	0.87
Restricted stock vested	(854)	0.71
Forfeited	(65)	0.71

Outstanding at December 31, 2012	2,166	$0.92	8.4	$3,445	9.8	$947

Restricted stock units vested at December 31, 2012	141	$2.73	6.5	$224	N/A	N/A

10.    INCOME TAXES

The provision for income taxes, relating to continuing operations, is composed of the following (in millions):

	2012	2011	2010
Current:
U.S. Federal benefit	$(0.1)	$(0.1)	$(0.2)
State and local tax (benefit)	0.1	(0.2)	0.1

Total current	—	(0.3)	(0.1)

Deferred:
U.S. Federal tax (benefit)	—	—	(0.3)
State and local tax	—	—	—

Total deferred	—	—	(0.3)

Total income benefit	$—	$(0.3)	$(0.4)

A reconciliation of income taxes based on the application of the statutory federal income tax rate to income taxes as set forth in the consolidated statements of operations follows:

	2012	2011	2010
Federal statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in taxes resulting from:
State and local taxes	2.0	2.0	2.0
Contingency accrual adjustment	—	2.6	0.4
Change in valuation allowance	96.6	(35.5)	(36.5)
Nondeductible items	(121.2)	(1.5)	(0.4)
Discountinued operations utilization	—	—	1.5
Other, net	(12.4)	(0.3)	0.1

Effective income tax rate	—%	2.3%	2.1%

In 2012, 2011 and 2010, the Company recorded a loss from continuing operations before income taxes of $0.1 million, $13.0 million and $19.8 million, respectively. The Company has recorded an increase in the valuation allowance of $0.7 million and $5.2 million for 2012 and 2011, respectively.

Deferred income taxes at December 31, 2012 and 2011 are comprised of the following (in millions):

	2012		2011
	Assets	Liabilities	Assets	Liabilities
Property, plant and equipment	$1.0	$—	$0.6	$—
Goodwill	1.2	—	0.9	—
Employee benefits related	2.3	—	1.5	—
Inventories	0.9	—	0.7	—
LIFO	—	7.4	—	8.3
Insurance related	1.1	—	1.2	—
Other accrued liabilities	0.9	—	1.1	—
Accounts receivables	0.3	—	0.2	—
Income tax loss carryforwards	32.1	—	34.2	—
Other	0.6	0.6	0.2	0.6

Gross deferred tax assets and liabilities	40.4	8.0	40.6	8.9
Valuation allowance	(32.4)	—	(31.7)	—

Total	$8.0	$8.0	$8.9	$8.9

Huttig has gross deferred tax assets of $40.4 million and a valuation allowance of $32.4 million netting to deferred tax assets of $8.0 million at December 31, 2012. After classifying $0.9 of short-term deferred tax assets with short-term deferred tax liabilities, the Company has current deferred tax liabilities of $7.1 million at December 31, 2012. The Company expects its deferred tax liabilities to be settled with utilization of its deferred tax assets. The deferred tax liabilities enable the Company to partially utilize the deferred tax assets at December 31, 2012 and the balance of the deferred tax assets are covered by the Company’s valuation allowance. The Company is not relying on future pre-tax income at December 31, 2012 to support the utilization of the deferred tax assets.

The Company has both federal and state tax loss carryforwards reflected above. The Company’s federal tax loss carryforwards of approximately $67 million will begin to expire in 2028. The state tax loss carryforwards have expiration dates extending out to 2031. The total deferred income tax assets (liabilities) as presented in the accompanying consolidated balance sheets are as follows (in millions):

	2012	2011
Net current deferred taxes	$(7.1)	$(8.0)
Net long-term deferred taxes	7.1	8.0

Huttig is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through 2008. Open tax years related to state jurisdictions remain subject to examination but are not considered material.

11.    BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of net loss per basic and diluted share (net loss amounts in millions, share amounts in thousands, per share amounts in dollars):

	2012	2011	2010
Net loss available to common shareholders (numerator)
Net loss from continuing operations	$(0.1)	$(12.7)	$(19.4)
Net income (loss) from discontinued operations	(0.4)	(0.5)	0.5

Net loss	$(0.5)	$(13.2)	$(18.9)

Weighted average shares outstanding (denominator)
Basic and diluted shares—continuing operations and basic shares—discontinued operations	22,892	22,160	21,547
Non-vested restricted shares and restricted stock units impacting- income from discontinued operations	—	—	964

Diluted shares—discontinued operations	22,892	22,160	22,511

Net income (loss) per share—Basic and Diluted
Net loss from continuing operations	$—	$(0.58)	$(0.90)
Net income (loss) from discontinued operations	(0.02)	(0.02)	0.02

Net loss	$(0.02)	$(0.60)	$(0.88)

At December 31, 2012, 2011 and 2010, all outstanding stock options and all non-vested restricted shares were anti-dilutive. Anti-dilutive shares were not included in the computations of diluted loss per share amounts in 2012, 2011 and 2010 for continuing operations; however, 964,000 shares of restricted stock were dilutive for discontinued operations in 2010.

The restricted stockholders do not have a contractual obligation to participate in the losses and the inclusion of such unvested shares in our basic and dilutive per share calculations would be anti-dilutive. The Company has not included these amounts in our weighted average number of common shares outstanding for periods in which it reported a net loss. The Company has not included 1,958,465 shares and 1,872,232 shares of unvested restricted stock that had a right to participate in dividends in our basic and dilutive calculations for the years ended 2012 and 2011, respectively.

12.    SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table provides selected consolidated financial information from continuing operations on a quarterly basis for each quarter of 2012 and 2011. The Company’s business is seasonal and particularly sensitive to weather conditions. Interim amounts are therefore subject to significant fluctuations (in millions, except per share data).

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2012
Net sales	$116.5	$137.6	$141.0	$125.4	$520.5
Gross margin	21.3	27.1	27.5	24.2	100.1
Operating expenses	23.4	24.6	25.5	24.3	97.8
Goodwill impairment	—	—	—	1.9	1.9
Gain on disposal of capital assets	—	—	(2.4)	—	(2.4)
Operating income (loss )	(2.1)	2.5	4.4	(2.0)	2.8
Net income (loss) from continuing operations	(2.8)	1.7	3.7	(2.7)	(0.1)
Net loss from discontinued operations	(0.1)	(0.1)	(0.1)	(0.1)	(0.4)
Net income (loss) per share—Diluted
Net income (loss) from continuing operations	$(0.12)	$0.07	$0.15	$(0.12)	$—
Net loss from discontinued operations	(0.01)	—	(0.01)	(0.01)	(0.02)

Net income (loss)	$(0.13)	$0.07	$0.14	$(0.13)	$(0.02)

2011
Net sales	$99.5	$130.6	$135.5	$113.1	$478.7
Gross margin	17.3	24.4	25.0	21.9	88.6
Operating expenses	23.3	25.6	25.4	24.1	98.4
Goodwill impairment	—	—	0.3	0.1	0.4
Operating loss	(6.0)	(1.2)	(0.7)	(2.3)	(10.2)
Net loss from continuing operations	(6.6)	(1.9)	(1.4)	(2.8)	(12.7)
Net loss from discontinued operations	(0.1)	—	(0.3)	(0.1)	(0.5)
Net income (loss) per share—Diluted
Net loss from continuing operations	$(0.30)	$(0.09)	$(0.06)	$(0.13)	$(0.58)
Net loss from discontinued operations	—	—	(0.02)	—	(0.02)

Net loss	$(0.30)	$(0.09)	$(0.08)	$(0.13)	$(0.60)

13.    DISCONTINUED OPERATIONS

Huttig sold its mouldings manufacturer, American Pine Products in August of 2004, and its one-step branches in three separate transactions in August and December of 2004, and in February of 2005. These operations are accounted for as discontinued operations. The discontinued operations of the Company had no sales in 2012, 2011 or 2010. In 2012, loss from discontinued operation of $0.4 million was recorded. In 2011, loss from discontinued operation of $0.5 million was recorded. The loss in both years is related to environmental and legal expenses. In 2010, income from discontinued operations of $0.5 million, which is net of $0.3 million tax expense, was recorded.

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

There were no changes in the Company’s internal control on financial reporting during the Company’s fiscal fourth quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management’s Report on Internal Control Over Financial Reporting—The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of Huttig Building Products, Inc.’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

ITEM 9B—OTHER INFORMATION

EVA Bonus Pool

2012 EVA Bonus

On February 19, 2013, the Company’s Board of Directors, upon recommendation of the Management Organization and Compensation Committee (the “Committee”), approved a bonus pool for 2012 of $1,300,000 under the Company’s EVA Incentive Compensation Plan (the “EVA Plan”), in which all of the named executive officers participate. EVA is a measurement of the amount by which the Company’s after-tax profits, after certain adjustments, exceed the cost of capital employed by the Company. After the end of the year, the Committee approves the cost of capital used in the formula and determines the amount of the EVA bonus pool available for awards. The Board, upon recommendation of the Committee, allocated a total of $748,930 of the 2012 EVA bonus pool to the named executive officers as set forth below:

Executive Officer	2012 EVA Bonus Award
Jon P. Vrabely—President and Chief Executive Officer	$365,690
Philip W. Keipp—Vice President and Chief Financial Officer	$212,940
Gregory W. Gurley—Vice President, Product Management and Marketing	$170,300

2011 EVA Bonus

In February 2012, the Board, upon recommendation of the Committee, approved a bonus pool for 2011 under the EVA Plan of $399,000, but did not allocate any part of the pool to any of the named executive officers or to any other participant. On February 19, 2013, the Board, upon recommendation of the Committee, allocated the 2011 EVA bonus pool to the plan participants, including a total of $250,688 to the named executive officers as set forth below:

Executive Officer	2011 EVA Bonus Award
Jon P. Vrabely—President and Chief Executive Officer	$125,700
Philip W. Keipp—Vice President and Chief Financial Officer	$66,328
Gregory W. Gurley—Vice President, Product Management and Marketing	$58,660

The 2011 and 2012 awards are to be paid on such date or dates in 2013 as determined by Mr. Vrabely in his discretion .

The allocations of the 2011 EVA bonuses and the 2012 EVA bonuses will be reflected appropriately in the Summary of Compensation Table that will appear in the Company’s definitive proxy statement for its 2013 Annual Meeting of Shareholders, which the company expects to file on or about March 15, 2013.

PART III

ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding executive officers and directors of Huttig is set forth in the Company’s definitive proxy statement for its 2013 Annual Meeting of Stockholders (the “2013 Proxy Statement”) under the caption “Executive Officers” and “Election of Directors”, respectively, and is incorporated herein by reference. Information regarding Section 16(a) beneficial ownership reporting compliance is set forth in the 2013 Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

The information regarding the Company’s “audit committee financial expert” and identification of the members of the Audit Committee of the Company’s Board of Directors is set forth in the 2013 Proxy Statement under the caption “Board Committees” and is incorporated herein by reference.

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

ITEM 11—EXECUTIVE COMPENSATION

The information required by Item 11 is set forth in the 2013 Proxy Statement under the captions “Board of Directors and Committees of the Board of Directors,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Report on Executive Compensation by the Management Organization and Compensation Committee of the Company” and is incorporated herein by reference.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except as set forth below, the information required by Item 12 is set forth in the 2013 Proxy Statement under the captions “Beneficial Ownership of Common Stock by Directors and Management” and “Principal Stockholders of the Company,” and is incorporated herein by reference.

Equity Compensation Plan Information

The following table presents information, as of December 31, 2012, for equity compensation plans under which Huttig’s equity securities are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	205,125	(1)	$8.46	—
Equity compensation plans not approved by security holders	—		N/A	2,476,213

Total	205,125		$8.46	2,476,213

(1)	All of these securities have been issued under equity compensation plans approved by the shareholders at December 31, 2012.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is set forth in the 2013 Proxy Statement under the caption “Certain Relationships and Related Transactions and Director Independence,” and is incorporated herein by reference.

ITEM 14—PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is set forth in the 2013 Proxy Statement under the caption “Principal Accounting Firm Services and Fees,” and is incorporated herein by reference.

PART IV

ITEM 15—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

1. Financial	Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2012 and 2011

Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010

Notes to Consolidated Financial Statements

2. Exhibits:

Exhibit Index

3.1	Restated Certificate of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to the Form 10 filed with the Commission on September 21, 1999.)

3.2	Amended and Restated Bylaws of the Company as amended as of September 26, 2007. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 28, 2007.)

4.1	Certificate of Designations of Series A Junior Participating Preferred Stock of the Company. (Incorporated by reference to Exhibit 4.6 to the 1999 Form 10-K.)

10.1	Tax Allocation Agreement by and between Crane and the Company dated December 16, 1999. (Incorporated by reference to Exhibit 10.1 to the 1999 Form 10-K.)

10.2	Employee Matters Agreement between Crane and the Company dated December 16, 1999. (Incorporated by reference to Exhibit 10.2 to the 1999 Form 10-K.)

*10.3	1999 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.5 to Amendment No. 4 to the Form 10 filed with the Commission on December 6, 1999.)

*10.4	Form of Stock Option Agreement under the Company’s 1999 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.6 to the 1999 Form 10-K.)

*10.5	Amended and Restated 2001 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.)

*10.6	Form of Stock Option Agreement under the Company’s 2001 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (the “2001 Form 10-K”).)

*10.7	Form of Indemnification Agreement for Executive Officers and Directors. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 4, 2005.)

10.8	Joint Defense Agreement dated January 19, 2005, between the Company and The Rugby Group Ltd. and Rugby IPD Corp (Incorporated herein by reference to Exhibit 10.29 to the 2004 Form 10-K)+

*10.9	Amendment No. 1 to 1999 Stock Incentive Plan (Incorporated by reference to Exhibit 10.35 to the Company’s Form 10-K/A (Amendment No. 1) filed with the Commission on August 8, 2005)

*10.10	Amendment No. 1 to Amended and Restated 2001 Stock Incentive Plan (Incorporated by reference to Exhibit 10.36 to the Company’s Form 10-K/A (Amendment No. 1) filed with the Commission on August 8, 2005)

*10.11	EVA Incentive Compensation Plan (as amended effective January 1, 2004) (Incorporated by reference to Exhibit 10.38 to the Company’s Form 10-K/A (Amendment No. 2) filed with the Commission on October 17, 2005)

*10.12	2005 Executive Incentive Compensation Plan, Third Amendment and Restatement Effective February 21, 2012 (Incorporated by reference to Exhibit 10.1 to the Company’s Form S-8 Registration Statement filed with the Commission on February 21, 2012)

*10.13	2005 Nonemployee Directors’ Restricted Stock Plan, Second Amendment and Restatement Effective February 21, 2012 (Incorporated by reference to Exhibit 10.2 to the Company’s Form S-8 Registration Statement filed with the Commission on February 21, 2012)

*10.14	Form of Restricted Stock Agreement under 2005 Executive Incentive Compensation Plan (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2005)

*10.15	Form of Stock Option Agreement under 2005 Executive Compensation Plan (Incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2005)

*10.16	Form of Restricted Stock Unit Agreement under the 2005 Nonemployee Directors’ Restricted Stock Plan (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)

*10.17	EVA Executive Incentive Plan for the year 2012

*10.18	Executive Agreement dated December 4, 2006 between Jon P. Vrabely and the Company (Incorporated herein by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.)

*10.19	Deferred Compensation Plan—2008 Restatement (Incorporated herein by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)

*10.20	Amended and Restated Executive Agreement between Huttig Building Products, Inc. and Jon Vrabely effective as of June 24, 2008 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2008)

*10.21	Amendment No.1 to Amended and Restated Executive Agreement between the Company and Jon P. Vrabely effective September 28, 2009 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009)

*10.22	Form of Letter Amendment to Change in Control Agreements (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30,2011)

*10.23	Amendment No. 2 to Amended and Restated Executive Agreement between the Company and Jon P. Vrabely effective as of April 12, 2010 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2010.)

*10.24	Compensation arrangements for certain named executive officers

*10.25	Compensation arrangements with outside directors

*10.26	Amendment No. 3 to Amended and Restated Executive Agreement between the Company and Jon P. Vrabely effective As of November 21, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q For the quarter ended September 30, 2011.)

*10.27	Termination Amendment to the Huttig Building Products, Inc. Deferred Compensation Plan effective August 1, 2011 (incorporated by reference to Exhibit 10.30 to the Company’s Form 10-K for the year ended December 31, 2011)

10.28	Amended and Restated Revolving Credit Agreement dated as of September 3, 2010, among the Company, Huttig Inc., General Electric Capital Corporation, as agent, co-syndication agent and lender and the other lenders signatory thereto From time to time (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 10, 2010)

10.29	First Amendment to Amended and Restated Revolving Credit Agreement dated as of October 31, 2011 by and among The Company, Huttig, Inc., General Electric Capital Corporation and Wells Fargo Capital Finance, LLC (Incorporated By reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011)

10.30	Second Amendment to Amended and Restated Credit Agreement dated as of December 21, 2012 by and among the Company, Huttig, Inc., General Electric Capital Corporation and the other lenders signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 21, 2012)

21.1	Subsidiaries

23.1	Consent of KPMG LLP, independent registered public accounting firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.
**	In accordance with Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections
+	Certain portions of this Exhibit have been omitted based on an order granting confidential treatment under the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUTTIG BUILDING PRODUCTS, INC.

By:	/s/ Jon P. Vrabely
President and Chief Executive Officer

Date: February 22, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jon P. Vrabely Jon P. Vrabely	President, Chief Executive Officer and Director (Principal Executive Officer)	February 22, 2013

/s/ Phillip W. Keipp Philip W. Keipp	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 22, 2013

/s/ R.S. Evans	Chairman of the Board	February 22, 2013
R. S. Evans

/s/ E. Thayer Bigelow	Director	February 22, 2013
E. Thayer Bigelow

/s/ Richard S. Forté	Director	February 22, 2013
Richard S. Forté

/s/ Donald L. Glass	Director	February 22, 2013
Donald L. Glass

/s/ J. Keith Matheney	Director	February 22, 2013
J. Keith Matheney

/s/ Delbert H. Tanner	Director	February 22, 2013
Delbert H. Tanner

SHAREHOLDER INFORMATION	BOARD OF DIRECTORS	EXECUTIVE OFFICERS
Corporate Headquarters 555 Maryville University Drive Suite 400 St. Louis, MO 63141 314-216-2600 314-216-2601 (fax)	R. S. Evans Chairman of the Board Executive Committee Nominating & Governance Committee (Chairman)	Jon P. Vrabely

    President & Chief Executive
    Officer

Philip W. Keipp

    Vice President and

    Chief Financial Officer

Gregory W. Gurley

    Vice President

    Marketing & Product
    Management

Brian D. Robinson

    Vice President

    Chief Information Officer

OPERATIONAL OFFICERS

Bruce McDonald

    Vice President

    Operations

Robert J. Pearce

    Vice President

    Eastern Region

Rick P. Richardson

Vice President

Western Region

Stock Listing Huttig Building Products, Inc. common stock is traded over the counter under the symbol HBPI.PK	E. Thayer Bigelow Audit Committee Management Organization & Compensation Committee (Chairman) Nominating & Governance Committee

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
The Annual Meeting of Shareholders April 22, 2013 2:00 PM (ET) 200 First Stamford Place First Floor Conference Room Stamford, CT 05902

Certifications

The Chief Executive Officer and Chief Financial Officer filed certifications with SEC regarding the quality of our public disclosure. These certifications can be found as Exhibits 31.1 and 31.2 to our Form 10-K for the fiscal year ended December 31, 2012.