Form 10-Q
period 2013-03-31
HUTTIG BUILDING PRODUCTS INC
filed 2013-04-19
CIK 1093082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

The number of shares of Common Stock outstanding on March 31, 2013 was 24,324,025 shares.

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(In Millions, Except Share and Per Share Data)

	Three Months Ended March 31,
	2013	2012
Net sales	$124.5	$116.6
Cost of sales	101.4	95.2

Gross margin	23.1	21.4
Operating expenses	24.5	23.5

Operating loss	(1.4)	(2.1)
Interest expense, net	0.6	0.7

Loss from continuing operations before income taxes	(2.0)	(2.8)
(Benefit) provision for income taxes	—	—

Loss from continuing operations	(2.0)	(2.8)
Loss from discontinued operations, net of taxes	—	(0.1)

Net loss	$(2.0)	$(2.9)

Net loss from continuing operations per share - basic and diluted	$(0.09)	$(0.12)
Net loss from discontinued operations per share - basic and diluted	—	(0.01)

Net loss per share - basic and diluted	$(0.09)	$(0.13)

Weighted average shares outstanding:
Basic shares outstanding	22,616,583	22,724,610
Diluted shares outstanding	22,616,583	22,724,610

See notes to condensed consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(In Millions)

	March 31, 2013	December 31, 2012	March 31, 2012
ASSETS
CURRENT ASSETS:
Cash and equivalents	$1.2	$2.3	$1.6
Trade accounts receivable, net	54.2	41.7	54.2
Inventories	64.1	55.0	55.7
Other current assets	9.6	7.3	6.3

Total current assets	129.1	106.3	117.8

PROPERTY, PLANT AND EQUIPMENT
Land	4.3	4.3	5.0
Building and improvements	23.7	23.8	24.5
Machinery and equipment	32.0	31.2	30.1

Gross property, plant and equipment	60.0	59.3	59.6
Less accumulated depreciation	44.2	43.7	42.6

Property, plant and equipment, net	15.8	15.6	17.0

OTHER ASSETS:
Goodwill	6.3	6.3	8.2
Other	2.1	2.2	1.8
Deferred income taxes	7.4	7.1	7.6

Total other assets	15.8	15.6	17.6

TOTAL ASSETS	$160.7	$137.5	$152.4

See notes to condensed consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(In Millions, Except Share and Per Share Data)

	March 31, 2013	December 31, 2012	March 31, 2012
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$0.4	$0.6	$0.3
Trade accounts payable	43.3	31.2	42.9
Deferred income taxes	7.4	7.1	7.6
Accrued compensation	4.4	4.1	3.3
Other accrued liabilities	14.4	14.3	13.0

Total current liabilities	69.9	57.3	67.1

NON-CURRENT LIABILITIES:
Long-term debt, less current maturities	72.1	59.2	67.4
Other non-current liabilities	1.8	1.9	0.7

Total non-current liabilities	73.9	61.1	68.1

SHAREHOLDERS’ EQUITY
Preferred shares; $.01 par (5,000,000 shares authorized)	—	—	—
Common shares; $.01 par (50,000,000 shares authorized: 24,324,025; 23,920,195; and 24,909,345 shares issued at March 31, 2013, December 31, 2012 and March 31, 2012, respectively)	0.2	0.2	0.2
Additional paid-in capital	39.1	39.2	39.7
Accumulated deficit	(22.4)	(20.3)	(22.7)

Total shareholders’ equity	16.9	19.1	17.2

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$160.7	$137.5	$152.4

See notes to condensed consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(In Millions)

	Three Months Ended March 31,
	2013	2012
Cash Flows From Operating Activities:
Net loss	$(2.0)	$(2.9)
Adjustments to reconcile net loss to net cash used in operating activities:
Net loss from discontinued operations	—	0.1
Depreciation and amortization	0.7	0.8
Stock-based compensation	0.2	0.2
Changes in operating assets and liabilities:
Trade accounts receivable	(12.5)	(14.8)
Inventories	(9.1)	(10.9)
Trade accounts payable	12.1	14.6
Other	(1.9)	(0.7)

Total cash used in operating activities	(12.5)	(13.6)

Cash Flows From Investing Activities:
Capital expenditures	(0.8)	(0.5)

Total cash used in investing activities	(0.8)	(0.5)

Cash Flows From Financing Activities:
Borrowings of debt, net	12.6	15.0
Repurchase shares of common stock	(0.4)	—

Total cash provided by financing activities	12.2	15.0

Net increase (decrease) in cash and equivalents	(1.1)	0.9
Cash and equivalents, beginning of period	2.3	0.7

Cash and equivalents, end of period	$1.2	$1.6

Supplemental Disclosure of Cash Flow Information:
Interest paid	$0.5	$0.6
Income taxes paid	0.1	—

See notes to condensed consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. BASIS OF PRESENTATION

The unaudited interim condensed consolidated financial statements of Huttig Building Products, Inc. and Subsidiary (the “Company” or “Huttig”) were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and reflect all adjustments (including normal recurring accruals) which, in the opinion of management, are considered necessary for the fair presentation of the results for the periods presented. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

The condensed consolidated results of operations and resulting cash flows for the interim periods presented are not necessarily indicative of the results that might be expected for the full year. Due to the seasonal nature of Huttig’s business, operating profitability is usually lower in the Company’s first and fourth quarters than in the second and third quarters.

Certain items in the 2012 financial statements have been reclassified to conform with the current year presentation.

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

3. DEBT

Debt consisted of the following (in millions):

	March 31, 2013	December 31, 2012	March 31, 2012
Revolving credit facility	$72.0	$59.1	$67.2
Other obligations	0.5	0.7	0.5

Total debt	72.5	59.8	67.7
Less current portion	0.4	0.6	0.3

Long-term debt	$72.1	$59.2	$67.4

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

At March 31, 2013, under the credit facility, the Company had revolving credit borrowings of $72.0 million outstanding at a weighted average interest rate of 2.85%, letters of credit outstanding totaling $4.3 million, primarily for health and workers’ compensation insurance, and $36.5 million of additional committed borrowing capacity. The Company pays an unused commitment fee in the range of 0.30% to 0.375% per annum. In addition, the Company had $0.5 million of capital lease and other obligations outstanding at March 31, 2013.

The sole financial covenant in the credit facility is the fixed charge coverage ratio (“FCCR”) that must be tested by the Company if the excess borrowing availability falls below a range of $10.0 million to $15.0 million depending on the Company’s borrowing base and must also be tested on a pro forma basis prior to consummation of certain significant business transactions outside the Company’s ordinary course of business, as defined in the credit agreement governing the credit facility. The FCCR is 1.25:1.00. At March 31, 2013, the FCCR testing threshold was $13.6 million, compared to $36.5 million of excess availability.

The Company believes that cash generated from its operations and funds available under the credit facility will provide sufficient funds to meet the operating needs of the Company for at least the next twelve months. In the first three months of 2013, the minimum FCCR was not required to be tested as excess borrowing availability was greater than the minimum threshold. However, if availability would have fallen below that threshold, the Company would not have met the minimum FCCR. If the Company was unable to maintain excess borrowing availability of more than the applicable amount in the range of $10.0 million to $15.0 million and were also unable to comply with this financial covenant, its lenders would have the right, but not the obligation, to terminate the loan commitments and accelerate the repayment of the entire amount outstanding under the credit facility. The lenders could also foreclose on the Company’s assets that secure the credit facility. In that event, the Company would be forced to seek alternative sources of financing, which may not be available on terms acceptable to it, or at all.

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

In 1995, Huttig was identified as a potentially responsible party in connection with the clean up of contamination at a formerly owned property in Montana that was used for the manufacture of wood windows. Huttig is voluntarily remediating this property under the oversight of and in cooperation with the Montana Department of Environmental Quality (“Montana DEQ”) and is complying with a 1995 unilateral administrative order of the Montana DEQ to complete a remedial investigation and feasibility study. The remedial investigation was completed and approved in 1998 by the Montana DEQ, which has issued its final risk assessment of this property. In March 2003, the Montana DEQ approved Huttig’s work plan for conducting a feasibility study to evaluate alternatives for cleanup. In July 2004, the Company submitted the feasibility study report, which evaluated several potential remedies, including continuation and enhancement of remedial measures already in place and operating. Huttig also submitted plans for testing a newer technology that could effectively remediate the site. The Montana DEQ approved these plans and a pilot test of the remediation technology was completed in July 2007. In conjunction with the Montana DEQ, the Company is performing additional testing at this site. After evaluating the results of the additional testing, the Montana DEQ will provide additional comments on the feasibility study report and its recommended remedy, and then will select a final remedy, publish a record of decision and negotiate with Huttig for an administrative order of consent on the implementation of the final remedy. Further, additional testing may be performed from time to time by the Montana DEQ. Huttig spent less than $0.1 million on remediation costs at this site in each of the three month periods ended March 31, 2013 and 2012. The annual level of future remediation expenditures is difficult to estimate because of the uncertainty relating to the final remedy to be selected by the Montana DEQ. As of March 31, 2013, the Company has accrued $0.7 million in “Other non-current liabilities” for future costs of remediating this site, which management believes represents a reasonable estimate, based on current facts and circumstances, of the currently expected costs of remediation. Until the Montana DEQ selects a final remedy, however, management cannot estimate the top of the range of loss or cost to Huttig of the final remediation order.

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

5. EARNINGS PER SHARE

The following table sets forth the computation of net loss per basic and diluted share (net loss amounts in millions, share amounts in thousands, per share amounts in dollars):

	March 31, 2013	March 31, 2012
Net loss available to common shareholders (numerator)
Net loss from continuing operations	$(2.0)	$(2.8)
Net loss from discontinued operations	—	(0.1)

Net loss	$(2.0)	$(2.9)

Weighted average shares outstanding (denominator)
Basic and diluted shares - continuing operations and discontinued operations	22,617	22,725
Non-vested restricted shares and restricted stock units impacting- income from discontinued operations	—	—

Diluted shares - continued and discontinued operations	22,617	22,725

Net loss per share—Basic and Diluted
Net loss from continuing operations	$(0.09)	$(0.12)
Net loss from discontinued operations	—	(0.01)

Net loss	$(0.09)	$(0.13)

At March 31, 2013 and 2012, all outstanding stock options, all restricted shares, and all non-vested restricted stock units were anti-dilutive. Anti-dilutive shares were not included in the computations of diluted loss per share amounts in 2013 and 2012 for continuing operations. At March 31, 2013, the Company had 205,125 outstanding stock options and 66,912 non-vested restricted stock units.

The restricted stockholders do not have a contractual obligation to participate in the losses and the inclusion of such unvested shares in our basic and dilutive per share calculations would be anti-dilutive. The Company has not included these amounts in our weighted average number of common shares outstanding for periods in which it reported a net loss. The Company has not included 1,675,644 shares and 2,112,565 shares of unvested restricted stock that had a right to participate in dividends in our basic and dilutive calculations for the periods ended March 31, 2013 and 2012, respectively.

6. INCOME TAXES

Huttig recognized no income tax expense or benefit in the first three months of 2013 or 2012. At March 31, 2013, the Company had gross deferred tax assets of $41.5 million and a valuation allowance of $33.2 million for net deferred tax assets of $8.3 million. The Company had deferred tax liabilities of $8.3 million at March 31, 2013. After classifying $0.9 million of short-term deferred tax assets with short-term deferred tax liabilities, the Company had current net deferred tax liabilities of $7.4 million, as well as long term deferred tax assets of $7.4 million at March 31, 2013. The Company expects its deferred tax liabilities to be settled with utilization of its deferred tax assets. The deferred tax liabilities enable the Company to partially utilize the deferred tax assets at March 31, 2013 and the balance of the deferred tax assets are covered by the Company’s valuation allowance. The Company is not relying on future pre-tax income at March 31, 2013 to support the utilization of the deferred tax assets.

7. STOCK-BASED EMPLOYEE COMPENSATION

The Company recognized $0.2 million in non-cash stock-based compensation expense in both of the three month periods ended March 31, 2013 and March 31, 2012. During the first three months of 2013, the Company granted an aggregate of 563,930 shares of restricted stock at a fair market value of $2.34 per share under its 2005 Executive Incentive Compensation Plan. The restricted shares vest in three equal installments on the first, second and third anniversaries of the grant date. The unearned compensation expense is being amortized into expense on a straight-line basis over the requisite service period for the entire award. As of March 31, 2013 and 2012, the total compensation expense not yet recognized related to all outstanding restricted stock/unit awards was approximately $2.0 million and $1.5 million, respectively.

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

The following table sets forth our sales from continuing operations, by product classification as a percentage of total sales:

	Three Months Ended March 31,
	2013	2012
Millwork(1)	49%	47%
General Building Products(2)	38%	42%
Wood Products(3)	13%	11%

Total Net Product Sales	100%	100%

(1)	Millwork includes exterior and interior doors, pre-hung door units, windows, patio doors, mouldings, frames, stair parts and columns.
(2)	General building products include composite decking, connectors, fasteners, housewrap, roofing products, insulation and other miscellaneous building products.
(3)	Wood products include engineered wood products and other wood products, such as lumber and panels.

Industry Conditions

The downturn in the residential construction market has been one of the most severe housing downturns in U.S. history. Our sales depend heavily on the strength of local and national new residential construction, home improvement and remodeling markets. During the past several years, our results of operations have been adversely affected by the severe downturn in new housing activity in the United States. While we expect the downturn in new residential construction to continue to adversely affect our operating results throughout 2013, and while housing starts remain well below long-term historical levels, the decline in annualized housing starts appears to have leveled off since 2008 with modest levels of improvement recognized in 2011, 2012 and continuing into the first quarter of 2013. Through March 2013, based on the most recent data provided by the United States Census Bureau, total housing starts are running approximately 36% above 2012 levels.

In reaction to the housing downturn, the Company began restructuring its operations in the second quarter of 2006. Since then, the Company has closed, consolidated or sold 20 distribution centers. Additionally, the Company reduced its workforce by approximately 1,300, and had over 900 employees at March 31, 2013. We continue to review our operating expenses and implement cost savings actions. We believe that through our aggressive restructuring and ongoing cost control activities, we are able to mitigate the impact of the severe downturn in the housing market while providing a more scalable cost structure to support future growth opportunities.

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

Critical Accounting Policies

We prepare our condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles, which require management to make estimates and assumptions. Management bases these estimates and assumptions on historical results and known trends as well as management forecasts. Actual results could differ from these estimates and assumptions. For a discussion of our significant accounting policies and estimates, see our Annual Report on Form 10-K for the year ended December 31, 2012 in Part II, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies.” There were no material changes to the critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the year ended December 31, 2012.

Results of Operations

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Net sales were $124.5 million in 2013, which is $7.9 million, or approximately 6.8%, higher than in 2012. The increase is due to higher levels of construction activity partially offset by the impact from more extreme winter weather patterns in certain geographical areas, as well as lower volume in other parts of our business, such as storm driven roofing sales, which are not directly tied to construction activity.

Sales increased in both the millwork and wood product categories, but declined in the building products category in 2013 from 2012. Millwork sales increased approximately 12% in 2013 to $60.9 million. Wood products sales increased approximately 29% to $16.2 million in 2013 primarily due to an increase in demand of engineered wood and panel products. Building product sales decreased approximately 4% in 2013 to $47.4 million, principally due to a decline in storm driven roofing sales.

Gross margin increased approximately 8% to $23.1 million, or 18.6% of sales, in 2013 as compared to $21.4 million, or 18.4% of sales, in 2012. The increase in gross margin percentage is partially due to product mix as well as improvement recognized through our gross margin initiatives.

Operating expenses increased $1.0 million to $24.5 million, or 19.7% of sales, in 2013, compared to $23.5 million, or 20.2% of sales, in 2012. The increase is due to higher personnel costs as a result of general widespread wage increases implemented in January 2013 as well as higher variable compensation associated with increased sales.

Net interest expense was $0.6 million in 2013, compared to $0.7 million in 2012, primarily due to lower interest rates in 2013.

No income tax expense or benefit was recognized in the 2013 or 2012 first quarter. The tax expense or benefit was offset by the change in our valuation allowance in each period.

As a result of the foregoing factors, we incurred a loss from continuing operations of $2.0 million in 2013 as compared to a loss of $2.8 million in 2012.

Discontinued Operations

We recorded no after tax income or loss from discontinued operations in the first three months of 2013 compared to a $0.1 million after tax loss in the first three months of 2012.

Liquidity and Capital Resources

We depend on cash flow from operations and funds available under our revolving credit facility to finance our operations, including seasonal working capital needs, capital expenditures and any acquisitions that we may undertake. Our working capital requirements are generally greatest in the second and third quarters, which reflect the seasonal nature of our business. The second and third quarters are also typically our strongest operating quarters, largely due to more favorable weather throughout many of our markets compared to the first and fourth quarters. We typically generate cash from working capital reductions in the fourth quarter of the year and build working capital during the first quarter in preparation for our second and third quarters. We also maintain significant inventories to meet the rapid delivery requirements of our customers and to enable us to obtain favorable pricing, delivery and service terms with our suppliers. Accounts receivable also typically increase during peak periods commensurate with the sales increase. At March 31, 2013, December 31, 2012 and March 31, 2012, inventories and accounts receivable constituted approximately 74%, 70% and 72% of our total assets, respectively. We also closely monitor operating expenses and inventory levels during seasonally affected periods and, to the extent possible, manage variable operating costs to minimize seasonal effects on our profitability.

Operations. Cash used in operating activities decreased by $1.1 million to $12.5 million in the first three months of 2013, compared to a usage of $13.6 million in the first three months of 2012. In 2013, our net loss of $2.0 million was an improvement of $0.9 million over the loss of $2.9 million in 2012. Accounts receivable increased by $12.5 million during 2013, compared to an increase of $14.8 million a year ago. The increase in accounts receivable is commensurate with the seasonality of our sales. Days sales outstanding decreased to 39.7 days at March 31, 2013 as compared to 42.4 days at March 31, 2012 based on annualized first quarter sales and quarter end accounts receivable balances for the respective periods. Inventory increased by $9.1 million in 2013 compared to an increase of $10.9 million in 2012. The increase in inventories represents normal seasonal build. Our inventory turns decreased to 6.8 turns in 2013 from 7.6 turns in 2012 based on annualized first quarter costs of goods sold and average inventory balances for the respective quarters. Accounts payable increased by $12.1 million during the first quarter of 2013, compared to a $14.6 million increase in the year ago period. The increase is primarily a result of our seasonal inventory build. Days payable outstanding decreased to 39.0 days at March 31, 2013 from 41.1 days at March 31, 2012 based on annualized first quarter costs of goods sold and quarter end accounts payable balances for the respective periods.

Investing. In 2013, net cash used in investing activities was $0.8 million, which compares to net cash used in investing activities of $0.5 million in 2012. The Company invested $0.8 million and $0.5 million in machinery and equipment at various locations in 2013 and 2012, respectively.

Financing. Cash provided from financing activities of $12.2 million in 2013 reflects net borrowings of $12.6 million offset by the Company’s repurchase of 0.2 million shares of its common stock for $0.4 million, which were retired. Cash provided from financing activities of $15.0 million in 2012 reflects net borrowings from our credit facility.

Credit Agreement. We have a $120.0 million asset based senior secured revolving credit facility (“credit facility”). Borrowing availability under the credit facility is based on eligible accounts receivable, inventory and real estate. The real estate component of the borrowing base amortizes monthly over 12.5 years on a straight-line basis. Borrowings under the credit facility are collateralized by substantially all of our assets and are subject to certain operating limitations applicable to a loan of this type, which, among other things, place limitations on indebtedness, liens, investments, mergers and acquisitions, dispositions of assets, cash dividends and transactions with affiliates. The entire unpaid balance under the credit facility is due and payable on December 21, 2017, the maturity date of the credit facility.

At March 31, 2013, under the credit facility, we had revolving credit borrowings of $72.0 million outstanding at a weighted average interest rate of 2.85%, letters of credit outstanding totaling $4.3 million, primarily for health and workers’ compensation insurance, and $36.5 million of additional committed borrowing capacity. We pay an unused commitment fee in the range of 0.30% to 0.375% per annum. In addition, we had $0.5 million of capital lease and other obligations outstanding at March 31, 2013.

The sole financial covenant in the credit facility is the fixed charge coverage ratio (“FCCR”) that must be tested by us if the excess borrowing availability falls below a range of $10.0 million to $15.0 million depending on our borrowing base and must also be tested on a pro forma basis prior to consummation of certain significant business transactions outside our ordinary course of business, as defined in the credit agreement governing the credit facility. The FCCR is 1.25:1.00. At March 31, 2013, the FCCR testing threshold was $13.6 million, compared to $36.5 million of excess availability.

We believe that cash generated from our operations and funds available under the credit facility will provide sufficient funds to meet the operating needs of the business for at least the next twelve months. In the first three months of 2013, the minimum FCCR was not required to be tested as excess borrowing availability was greater than the minimum threshold. However, if availability would have fallen below that threshold, we would not have met the minimum FCCR. If we are unable to maintain excess borrowing availability of more than the applicable amount in the range of $10.0 million to $15.0 million and were also unable to comply with this financial covenant, our lenders would have the right, but not the obligation, to terminate the loan commitments and accelerate the repayment of the entire amount outstanding under the credit facility. The lenders could also foreclose on our assets that secure the credit facility. In that event, we would be forced to seek alternative sources of financing, which may not be available on terms acceptable to us, or at all.

Off-Balance Sheet Arrangements

In addition to funds available from operating cash flows and the credit facility as described above, we use operating leases as a principal off-balance sheet financing technique. Operating leases are employed as an alternative to purchasing certain property, plant and equipment. For a discussion of our off-balance sheet arrangements, see our Annual Report on Form 10-K for the year ended December 31, 2012 in Part II, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Commitments and Contingencies.” There were no material changes to our off-balance sheet arrangements discussed in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

In 1995, we were identified as a potentially responsible party in connection with the clean up of contamination at a formerly owned property in Montana that was used for the manufacture of wood windows. We are voluntarily remediating this property under the oversight of and in cooperation with the Montana Department of Environmental Quality (“Montana DEQ”) and are complying with a 1995 unilateral administrative order of the Montana DEQ to complete a remedial investigation and feasibility study. The remedial investigation was completed and approved in 1998 by the Montana DEQ, which has issued its final risk assessment of this property. In March 2003, the Montana DEQ approved Huttig’s work plan for conducting a feasibility study to evaluate alternatives for cleanup. In July 2004, we submitted the feasibility study report, which evaluated several potential remedies, including continuation and enhancement of remedial measures already in place and operating. Huttig also submitted plans for testing a newer technology that could effectively remediate the site. The Montana DEQ approved these plans and a pilot test of the remediation technology was completed in July 2007. In conjunction with the Montana DEQ, we are performing additional testing at the site. After evaluating the results of the additional testing, the Montana DEQ will provide additional comments on the feasibility study report and its recommended remedy, and then will select a final remedy, publish a record of decision and negotiate with us for an administrative order of consent on the implementation of the final remedy. Further, additional testing may be performed from time to time by the Montana DEQ. We spent less than $0.1 million on remediation costs at this site in each of the three month periods ended March 31, 2013 and 2012. The annual level of future remediation expenditures is difficult to estimate because of the uncertainty relating to the final remedy to be selected by the Montana DEQ. As of March 31, 2013, the Company has accrued $0.7 million in “Other non-current liabilities” for future costs of remediating this site, which management believes represents a reasonable estimate, based on current facts and circumstances, of the currently expected costs of remediation. Until the Montana DEQ selects a final remedy, however, management cannot estimate the top of the range of loss or cost to Huttig of the final remediation order.

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

Cautionary Statement

Certain statements in this Quarterly Report on Form 10-Q contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements regarding:

•	our belief that there are no material environmental liabilities at any of our distribution center locations;

•	our expectation that the severe downturn in new residential construction will continue to adversely affect our operating results throughout 2013;

•	our belief that cash generated from our operations and funds available under our credit facility will provide sufficient funds to meet our operating needs for at least the next twelve months;

•	our belief that we have the product offerings, distribution channel, personnel, systems infrastructure and financial and competitive resources necessary for continued operations; and

•	cyclical and seasonal trends.

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

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures – The Company, under the supervision and with the participation of our Disclosure Committee and management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of March 31, 2013.

Changes in Internal Control of Financial Reporting – There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

See Note 4 – Contingencies of the Notes to Condensed Consolidated Financial Statements (unaudited) in Item 1 for information on legal proceedings in which the Company is involved. See also Part I, Item 3-“Legal Proceedings” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

HUTTIG BUILDING PRODUCTS, INC.
/s/ JON P. VRABELY
Date: April 19, 2013	Jon P. Vrabely
President and Chief Executive Officer
(Principal Executive Officer)

HUTTIG BUILDING PRODUCTS, INC.
/s/ PHILIP W. KEIPP
Date: April 19, 2013	Philip W. Keipp
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Scheme Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

**	In accordance with Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.