Form 10-Q
period 2013-06-30
HUTTIG BUILDING PRODUCTS INC
filed 2013-07-26
CIK 1093082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The number of shares of Common Stock outstanding on June 30, 2013 was 24,324,025 shares.

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(In Millions, Except Per Share Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net sales	$148.9	$137.8	$273.4	$254.3
Cost of sales	119.1	110.5	220.5	205.7

Gross margin	29.8	27.3	52.9	48.6
Operating expenses	26.2	24.8	50.7	48.2

Operating income	3.6	2.5	2.2	0.4
Interest expense, net	0.8	0.8	1.4	1.5

Income (loss) from continuing operations before income taxes	2.8	1.7	0.8	(1.1)
(Benefit) provision for income taxes	—	—	—	—

Income (loss) from continuing operations	2.8	1.7	0.8	(1.1)
Loss from discontinued operations, net of taxes	(0.2)	(0.1)	(0.2)	(0.2)

Net income (loss)	$2.6	$1.6	$0.6	$(1.3)

Net income (loss) from continuing operations per share - basic and diluted	$0.11	$0.07	$0.03	$(0.05)
Net loss from discontinued operations per share - basic and diluted	—	—	(0.01)	(0.01)

Net income (loss) per share - basic and diluted	$0.11	$0.07	$0.02	$(0.06)

Weighted average shares outstanding:
Basic shares outstanding	22.8	23.0	22.7	22.8
Diluted shares outstanding	22.9	23.0	22.7	22.8

See notes to condensed consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(In Millions)

	June 30,	December 31,	June 30,
	2013	2012	2012
ASSETS
CURRENT ASSETS:
Cash and equivalents	$1.4	$2.3	$1.6
Trade accounts receivable, net	59.1	41.7	56.6
Inventories	58.7	55.0	59.9
Other current assets	5.7	7.3	6.7

Total current assets	124.9	106.3	124.8

PROPERTY, PLANT AND EQUIPMENT
Land	4.3	4.3	5.0
Building and improvements	23.9	23.8	24.4
Machinery and equipment	32.4	31.2	30.5

Gross property, plant and equipment	60.6	59.3	59.9
Less accumulated depreciation	44.8	43.7	43.2

Property, plant and equipment, net	15.8	15.6	16.7

OTHER ASSETS:
Goodwill	6.3	6.3	8.2
Other	2.1	2.2	1.8
Deferred income taxes	7.4	7.1	7.4

Total other assets	15.8	15.6	17.4

TOTAL ASSETS	$156.5	$137.5	$158.9

See notes to condensed consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(In Millions, Except Share Data)

	June 30,	December 31,	June 30,
	2013	2012	2012
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$0.2	$0.6	$0.1
Trade accounts payable	44.0	31.2	44.7
Deferred income taxes	7.4	7.1	7.4
Accrued compensation	2.0	4.1	2.7
Other accrued liabilities	12.3	14.3	14.5

Total current liabilities	65.9	57.3	69.4

NON-CURRENT LIABILITIES:
Long-term debt, less current maturities	69.3	59.2	68.4
Other non-current liabilities	1.6	1.9	2.1

Total non-current liabilities	70.9	61.1	70.5

SHAREHOLDERS’ EQUITY
Preferred shares; $.01 par (5,000,000 shares authorized)	—	—	—
Common shares; $.01 par (50,000,000 shares authorized: 24,920,195; 23,920,195; and 24,913,095 shares issued at June 30, 2013, December 31, 2012 and June 30, 2012, respectively)	0.2	0.2	0.2
Additional paid-in capital	39.2	39.2	39.9
Accumulated deficit	(19.7)	(20.3)	(21.1)

Total shareholders’ equity	19.7	19.1	19.0

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$156.5	$137.5	$158.9

See notes to condensed consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(In Millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Cash Flows From Operating Activities:
Net income (loss)	$2.6	$1.6	$0.6	$(1.3)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net loss from discontinued operations	0.2	0.1	0.2	0.2
Depreciation and amortization	0.8	0.8	1.5	1.6
Stock-based compensation	0.3	0.2	0.5	0.4
Changes in operating assets and liabilities:
Trade accounts receivable	(4.9)	(2.4)	(17.4)	(17.2)
Inventories	5.4	(4.2)	(3.7)	(15.1)
Trade accounts payable	0.7	1.8	12.8	16.4
Other	(1.2)	1.6	(3.1)	0.9

Total cash provided by (used in) operating activities	3.9	(0.5)	(8.6)	(14.1)

Cash Flows From Investing Activities:
Capital expenditures	(0.5)	(0.4)	(1.3)	(0.9)

Total cash used in investing activities	(0.5)	(0.4)	(1.3)	(0.9)

Cash Flows From Financing Activities:
Borrowings (payments) of debt, net	(3.2)	0.9	9.4	15.9
Repurchase shares of common stock	—	—	(0.4)	—

Total cash (used in) provided by financing activities	(3.2)	0.9	9.0	15.9

Net increase (decrease) in cash and equivalents	0.2	—	(0.9)	0.9
Cash and equivalents, beginning of period	1.2	1.6	2.3	0.7

Cash and equivalents, end of period	$1.4	$1.6	$1.4	$1.6

Supplemental Disclosure of Cash Flow Information:
Interest paid	$0.7	$0.7	$1.2	$1.3
Income taxes paid	—	0.1	0.1	0.1

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

3. DEBT

Debt consisted of the following (in millions):

	June 30,	December 31,	June 30,
	2013	2012	2012
Revolving credit facility	$69.1	$59.1	$68.3
Other obligations	0.4	0.7	0.2

Total debt	69.5	59.8	68.5
Less current portion	0.2	0.6	0.1

Long-term debt	$69.3	$59.2	$68.4

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

At June 30, 2013, under the credit facility, the Company had revolving credit borrowings of $69.1 million outstanding at a weighted average interest rate of 2.79%, letters of credit outstanding totaling $4.3 million, primarily for health and workers’ compensation insurance, and $39.6 million of additional committed borrowing capacity. The Company pays an unused commitment fee in the range of 0.30% to 0.375% per annum. In addition, the Company had $0.4 million of capital lease and other obligations outstanding at June 30, 2013.

The sole financial covenant in the credit facility is the fixed charge coverage ratio (“FCCR”) that must be tested by the Company if the excess borrowing availability falls below a range of $10.0 million to $15.0 million depending on the Company’s borrowing base and must also be tested on a pro forma basis prior to consummation of certain significant business transactions outside the Company’s ordinary course of business, as defined in the credit agreement governing the credit facility. The FCCR is 1.25:1.00. At June 30, 2013, the FCCR testing threshold was $13.6 million, compared to $39.6 million of excess availability.

The Company believes that cash generated from its operations and funds available under the credit facility will provide sufficient funds to meet the operating needs of the Company for at least the next twelve months. In the first six months of 2013, the minimum FCCR was not required to be tested as excess borrowing availability was greater than the minimum threshold. However, if availability would have fallen below that threshold, the Company would not have met the minimum FCCR. If the Company was unable to maintain excess borrowing availability of more than the applicable amount in the range of $10.0 million to $15.0 million and was also unable to comply with this financial covenant, its lenders would have the right, but not the obligation, to terminate the loan commitments and accelerate the repayment of the entire amount outstanding under the credit facility. The lenders could also foreclose on the Company’s assets that secure the credit facility. In that event, the Company would be forced to seek alternative sources of financing, which may not be available on terms acceptable to it, or at all.

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

In 1995, Huttig was identified as a potentially responsible party in connection with the clean up of contamination at a formerly owned property in Montana that was used for the manufacture of wood windows. Huttig is voluntarily remediating this property under the oversight of and in cooperation with the Montana Department of Environmental Quality (“Montana DEQ”) and is complying with a 1995 unilateral administrative order of the Montana DEQ to complete a remedial investigation and feasibility study. The remedial investigation was completed and approved in 1998 by the Montana DEQ, which has issued its final risk assessment of this property. In March 2003, the Montana DEQ approved Huttig’s work plan for conducting a feasibility study to evaluate alternatives for cleanup. In July 2004, the Company submitted the feasibility study report, which evaluated several potential remedies, including continuation and enhancement of remedial measures already in place and operating. Huttig also submitted plans for testing a newer technology that could effectively remediate the site. The Montana DEQ approved these plans and a pilot test of the remediation technology was completed in July 2007. In conjunction with the Montana DEQ, the Company is performing additional testing at this site. After evaluating the results of the additional testing, the Montana DEQ will provide additional comments on the feasibility study report and its recommended remedy, and then will select a final remedy, publish a record of decision and negotiate with Huttig for an administrative order of consent on the implementation of the final remedy. Further, additional testing may be performed from time to time by the Montana DEQ. Huttig spent $0.2 million on remediation costs at this site in each of the six month periods ended June 30, 2013 and 2012. The annual level of future remediation expenditures is difficult to estimate because of the uncertainty relating to the final remedy to be selected by the Montana DEQ. As of June 30, 2013, the Company has accrued $0.7 million in “Other non-current liabilities” for future costs of remediating this site, which management believes represents a reasonable estimate, based on current facts and circumstances, of the currently expected costs of remediation. Until the Montana DEQ selects a final remedy, however, management cannot estimate the top of the range of loss or cost to Huttig of the final remediation order.

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

5. EARNINGS PER SHARE

The Company calculates its basic income per share by dividing net income allocated to common shares outstanding by the weighted average number of common shares outstanding. Unvested shares of restricted stock participate in dividends on the same basis as common shares. As a result, these share-based awards meet the definition of participating securities and the Company applies the two-class method to compute earnings per share. The two-class method is an earnings allocation formula that treats participating securities as having rights to earnings that would otherwise have been available to common stockholders. In periods in which the Company has net losses, the losses are not allocated to participating securities because the participating security holders are not obligated to share in such losses. The following table presents the number of participating securities and earnings allocation to those securities.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Earnings allocated to participating shareholders	$0.2	$0.2	$0.1	NA
Number of participating securities	1.7	2.2	1.7	NA

The diluted earnings per share calculations include the effect of the assumed exercise using the treasury stock method for both stock options and unvested restricted stock units, except when the effect would be anti-dilutive. The following table presents the number of common shares used in the calculation of net income per share from continuing operations for the three- and six-month periods ended June 30, 2013 ended June 30, 2012.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Weighted-average number of common shares-basic	22.8	23.0	22.7	22.8
Dilutive potential common shares	0.1	—	—	—

Weighted-average number of common shares-dilutive	22.9	23.0	22.7	22.8

The calculation of diluted earnings per common share for both the three- and six-month periods ended June 30, 2013 and June 30, 2012 excludes the impact of antidilutive stock options and restricted stock units. The Company has 0.2 million stock options outstanding at June 30, 2013 which were all antidilutive.

6. INCOME TAXES

Huttig recognized no income tax expense or benefit in the first six months of 2013 or 2012. At June 30, 2013, the Company had gross deferred tax assets of $40.3 million and a valuation allowance of $32.2 million for net deferred tax assets of $8.1 million. The Company had deferred tax liabilities of $8.1 million at June 30, 2013. After classifying $0.7 million of short-term deferred tax assets with short-term deferred tax liabilities, the Company had current net deferred tax liabilities of $7.4 million, as well as net long term deferred tax assets of $7.4 million at June 30, 2013. The Company expects its deferred tax liabilities to be settled with utilization of its deferred tax assets. The deferred tax liabilities enable the Company to partially utilize the deferred tax assets at June 30, 2013 and the balance of the deferred tax assets are covered by the Company’s valuation allowance. The Company is not relying on future pre-tax income at June 30, 2013 to support the utilization of the deferred tax assets.

7. STOCK-BASED EMPLOYEE COMPENSATION

The Company recognized $0.5 million and $0.4 million in non-cash stock-based compensation expense in each of the six month periods ended June 30, 2013 and June 30, 2012, respectively. During the first six months of 2013, the Company granted an aggregate of 563,930 shares of restricted stock at a fair market value of $2.34 per share under its 2005 Executive Incentive Compensation Plan. The restricted shares vest in three equal installments on the first, second and third anniversaries of the grant date. During the first six months of 2013, the Company granted 34,818 restricted stock units (“RSUs”) under its 2005 Non-Employee Directors’ Restricted Stock Plan at a fair market value of $2.59 per RSU. The RSUs vest on the date of the 2014 Annual Meeting. The unearned compensation expense is being amortized into expense on a straight-line basis over the requisite service period for the entire award. As of June 30, 2013 and 2012, the total compensation expense not yet recognized related to all outstanding restricted stock/unit awards was approximately $1.8 million and $1.4 million, respectively.

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

The following table sets forth our sales from continuing operations, by product classification as a percentage of total sales:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Millwork(1)	48%	45%	48%	46%
Building Products(2)	41%	44%	40%	43%
Wood Products(3)	11%	11%	12%	11%

Total Net Product Sales	100%	100%	100%	100%

(1)	Millwork generally includes exterior and interior doors, pre-hung door units, windows, mouldings, frames, stair parts and columns.
(2)	Building products generally include composite decking, connectors, fasteners, housewrap, siding, roofing products, insulation and other miscellaneous building products.
(3)	Wood products generally include engineered wood products and other wood products, such as lumber and panels.

Industry Conditions

The downturn in the residential construction market which began in 2006 has been one of the most severe housing downturns in U.S. history. Our sales depend heavily on the strength of local and national new residential construction, home improvement and remodeling markets. While macro-economic conditions within the new residential construction market have improved modestly over the last several years, housing starts remain well below historical levels. As such, we expect the downturn in new residential construction to continue to adversely affect our operating results throughout 2013. Through June 2013, based on the most recent data provided by the United States Census Bureau, total housing starts are running approximately 24% above 2012 levels.

In reaction to the housing downturn, the Company began restructuring its operations in the second quarter of 2006. Since then, the Company has closed, consolidated or sold 20 distribution centers. Additionally, the Company reduced its workforce by approximately 1,200, and had approximately 1,000 employees at June 30, 2013. We continue to review our operating expenses and implement cost savings actions. We believe that through our aggressive restructuring and ongoing cost control activities, we are able to mitigate the impact of the severe downturn in the housing market on our operations while providing a more scalable cost structure to support future growth opportunities.

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

Results of Operations

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Net sales were $148.9 million in 2013, which is $11.1 million, or approximately 8.1%, higher than in 2012. The increase is due to higher levels of construction activity partially offset by lower volume in other parts of our business, such as storm driven roofing sales, which are not directly tied to construction activity. In addition, our sales are influenced by geographic growth patterns as well as a significant exposure to the repair and remodel sector which has experienced lower growth as compared to new residential construction.

Sales increased in all product categories in 2013 from 2012. Millwork sales increased approximately 15% in 2013 to $70.9 million. Building products sales, which were negatively impacted by a decline in storm driven roofing sales, increased approximately 1% to $61.5 million in 2013. Wood product sales increased approximately 9% in 2013 to $16.5 million.

Gross margin increased approximately 9% to $29.8 million, or 20.0% of sales, in 2013 as compared to $27.3 million, or 19.8% of sales, in 2012. The increase in gross margin percentage is partially due to sales mix as well as improvement recognized through our gross margin initiatives. The pricing environment remains very competitive which has had a mitigating effect on margins.

Operating expenses increased $1.4 million to $26.2 million, or 17.6% of sales, in 2013, compared to $24.8 million, or 18.0% of sales, in 2012. The increase is due to higher personnel costs as a result of general widespread wage increases implemented in January 2013 as well as higher variable compensation associated with increased sales.

Net interest expense was $0.8 million in both 2013 and 2012.

No income tax expense or benefit was recognized in the 2013 or 2012 second quarter. The tax expense or benefit was offset by the change in our valuation allowance in each period.

As a result of the foregoing factors, we incurred income from continuing operations of $2.8 million in 2013 as compared to income of $1.7 million in 2012.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Net sales were $273.4 million in 2013, which is $19.1 million, or approximately 7.5%, higher than in 2012. The increase is due to higher levels of construction activity partially offset by lower volume in other parts of our business, such as storm driven roofing sales, which are not directly tied to construction activity. In addition, our sales are influenced by geographic growth patterns as well as a significant exposure to the repair and remodel sector which has experienced lower growth as compared to new residential construction.

Sales increased in both the millwork and wood product categories, but declined in the building products category in 2013 from 2012. Millwork sales increased approximately 13% in 2013 to $131.1 million. Wood products sales increased approximately 21% to $34.0 million in 2013 primarily due to an increase in demand in engineered wood and panel products. Building product sales, which were negatively impacted by a decline in storm driven roofing sales, decreased approximately 2% in 2013 to $108.3 million.

Gross margin increased approximately 9% to $52.9 million, or 19.3% of sales, in 2013 as compared to $48.6 million, or 19.1% of sales, in 2012. The increase in gross margin percentage is partially due to sales mix as well as improvement recognized through our gross margin initiatives. The pricing environment remains very competitive which has had a mitigating effect on margins.

Operating expenses increased $2.5 million to $50.7 million, or 18.5% of sales, in 2013, compared to $48.2 million, or 19.0% of sales, in 2012. The increase is due to higher personnel costs as a result of general widespread wage increases implemented in January 2013 as well as higher variable compensation associated with increased sales.

Net interest expense was $1.4 million in 2013, compared to $1.5 million in 2012

No income tax expense or benefit was recognized in the six month period ending June 30, 2013 and 2012. The tax expense or benefit was offset by the change in our valuation allowance in each period.

As a result of the foregoing factors, we incurred income from continuing operations of $0.8 million in 2013 as compared to a loss of $1.1 million in 2012.

Discontinued Operations

Charges from discontinued operations primarily relate to remediation and monitoring activities at the formerly owned property in Montana. We recorded a $0.2 million after tax loss from discontinued operations in each of the first six months of 2013 and 2012.

Liquidity and Capital Resources

We depend on cash flow from operations and funds available under our revolving credit facility to finance our operations, including seasonal working capital needs, capital expenditures and any acquisitions that we may undertake. Our working capital requirements are generally greatest in the second and third quarters, which reflect the seasonal nature of our business. The second and third quarters are also typically our strongest operating quarters, largely due to more favorable weather throughout many of our markets compared to the first and fourth quarters. We typically generate cash from working capital reductions in the fourth quarter of the year and typically use cash as we build working capital during the first quarter in preparation for our second and third quarters. We also maintain significant inventories to meet the rapid delivery requirements of our customers and to enable us to obtain favorable pricing, delivery and service terms with our suppliers. Accounts receivable also typically increase during peak periods commensurate with the sales increase. At June 30, 2013, December 31, 2012 and June 30, 2012, inventories and accounts receivable constituted approximately 75%, 70% and 73% of our total assets, respectively. We also closely monitor operating expenses and inventory levels during seasonally affected periods and, to the extent possible, manage variable operating costs to minimize seasonal effects on our profitability.

Operations. Cash used in operating activities improved by $5.5 million to $8.6 million in the first six months of 2013, compared to a usage of $14.1 million in the first six months of 2012. In 2013, our net income of $0.6 million was an improvement of $1.9 million over the loss of $1.3 million in 2012. Accounts receivable increased by $17.4 million during 2013, compared to an increase of $17.2 million a year ago. The increase in accounts receivable over the first six months of the year is commensurate with the seasonality of our sales. Days sales outstanding decreased to 36.2 days at June 30, 2013 as compared to 37.5 days at June 30, 2012 based on annualized second quarter sales and quarter end accounts receivable balances for the respective periods. Inventory increased by $3.7 million in 2013 compared to an increase of $15.1 million in 2012. The increase in inventories over the first six months of the year represents normal seasonal build. Inventories were $10.2 million higher at December 31, 2012 as compared to December 31, 2011 as we increased seasonal buys in 2012. As a result, the seasonal build was less in 2013 as compared to 2012. Our inventory turns increased to 7.8 turns in 2013 from 7.6 turns in 2012 based on annualized second quarter costs of goods sold and average inventory balances for the respective quarters. Accounts payable increased by $12.8 million during the second quarter of 2013, compared to a $16.4 million increase in the year ago period. The increase is primarily a result of our seasonal inventory build which was less in 2013 as compared to 2012. Days payable outstanding decreased to 33.7 days at June 30, 2013 from 36.9 days at June 30, 2012 based on annualized second quarter costs of goods sold and quarter end accounts payable balances for the respective periods.

Investing. In 2013, net cash used in investing activities was $1.3 million, which compares to net cash used in investing activities of $0.9 million in 2012. The Company invested $1.3 million and $0.9 million in machinery and equipment at various locations in 2013 and 2012, respectively.

Financing. Cash provided from financing activities of $9.0 million in 2013 reflects net borrowings of $9.4 million offset by the Company’s repurchase of 0.4 million shares of its common stock for $0.4 million, which were retired. Cash provided from financing activities of $15.9 million in 2012 reflects net borrowings from our credit facility.

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

At June 30, 2013, under the credit facility, we had revolving credit borrowings of $69.1 million outstanding at a weighted average interest rate of 2.79%, letters of credit outstanding totaling $4.3 million, primarily for health and workers’ compensation insurance, and $39.6 million of additional committed borrowing capacity. We pay an unused commitment fee in the range of 0.30% to 0.375% per annum. In addition, we had $0.4 million of capital lease and other obligations outstanding at June 30, 2013.

The sole financial covenant in the credit facility is the fixed charge coverage ratio (“FCCR”) that must be tested by us if the excess borrowing availability falls below a range of $10.0 million to $15.0 million depending on our borrowing base and must also be tested on a pro forma basis prior to consummation of certain significant business transactions outside our ordinary course of business, as defined in the credit agreement governing the credit facility. The FCCR is 1.25:1.00. At June 30, 2013, the FCCR testing threshold was $13.6 million, compared to $39.6 million of excess availability.

We believe that cash generated from our operations and funds available under the credit facility will provide sufficient funds to meet the operating needs of the business for at least the next twelve months. In the first six months of 2013, the minimum FCCR was not required to be tested as excess borrowing availability was greater than the minimum threshold. However, if availability would have fallen below that threshold, we would not have met the minimum FCCR. If we are unable to maintain excess borrowing availability of more than the applicable amount in the range of $10.0 million to $15.0 million and were also unable to comply with this financial covenant, our lenders would have the right, but not the obligation, to terminate the loan commitments and accelerate the repayment of the entire amount outstanding under the credit facility. The lenders could also foreclose on our assets that secure the credit facility. In that event, we would be forced to seek alternative sources of financing, which may not be available on terms acceptable to us, or at all.

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

In 1995, we were identified as a potentially responsible party in connection with the clean up of contamination at a formerly owned property in Montana that was used for the manufacture of wood windows. We are voluntarily remediating this property under the oversight of and in cooperation with the Montana Department of Environmental Quality (“Montana DEQ”) and are complying with a 1995 unilateral administrative order of the Montana DEQ to complete a remedial investigation and feasibility study. The remedial investigation was completed and approved in 1998 by the Montana DEQ, which has issued its final risk assessment of this property. In March 2003, the Montana DEQ approved Huttig’s work plan for conducting a feasibility study to evaluate alternatives for cleanup. In July 2004, we submitted the feasibility study report, which evaluated several potential remedies, including continuation and enhancement of remedial measures already in place and operating. Huttig also submitted plans for testing a newer technology that could effectively remediate the site. The Montana DEQ approved these plans and a pilot test of the remediation technology was completed in July 2007. In conjunction with the Montana DEQ, we are performing additional testing at the site. After evaluating the results of the additional testing, the Montana DEQ will provide additional comments on the feasibility study report and its recommended remedy, and then will select a final remedy, publish a record of decision and negotiate with us for an administrative order of consent on the implementation of the final remedy. Further, additional testing may be performed from time to time by the Montana DEQ. We spent $0.2 million on remediation costs at this site in each of the six month periods ended June 30, 2013 and 2012. The annual level of future remediation expenditures is difficult to estimate because of the uncertainty relating to the final remedy to be selected by the Montana DEQ. As of June 30, 2013, the Company has accrued $0.7 million in “Other non-current liabilities” for future costs of remediating this site, which management believes represents a reasonable estimate, based on current facts and circumstances, of the currently expected costs of remediation. Until the Montana DEQ selects a final remedy, however, management cannot estimate the top of the range of loss or cost to Huttig of the final remediation order.

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

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures – The Company, under the supervision and with the participation of our Disclosure Committee and management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of June 30, 2013.

Changes in Internal Control of Financial Reporting – There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

HUTTIG BUILDING PRODUCTS, INC.

/S/ JON P. VRABELY
Date: July 26, 2013	Jon P. Vrabely
President and Chief Executive Officer
(Principal Executive Officer)

HUTTIG BUILDING PRODUCTS, INC.

/S/ PHILIP W. KEIPP
Date: July 26, 2013	Philip W. Keipp
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS	XBRL Instance Document

**10l.SCH	XBRL Taxonomy Extension Scheme Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

**	In accordance with Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.