Form 10-Q
period 2013-09-30
HUTTIG BUILDING PRODUCTS INC
filed 2013-10-31
CIK 1093082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The number of shares of Common Stock outstanding on September 30, 2013 was 24,314,942 shares.

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(In Millions, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net sales	$153.3	$141.1	$426.7	$395.5
Cost of sales	122.5	113.5	343.0	319.2

Gross margin	30.8	27.6	83.7	76.3
Operating expenses	27.0	25.6	77.7	73.9
Gain on disposal of assets	—	(2.4)	—	(2.4)

Operating income	3.8	4.4	6.0	4.8
Interest expense, net	0.5	0.7	1.9	2.2

Income from continuing operations before income taxes	3.3	3.7	4.1	2.6
Provision for income taxes	0.1	—	0.1	—

Income from continuing operations	3.2	3.7	4.0	2.6
Loss from discontinued operations, net of taxes	(0.2)	(0.1)	(0.4)	(0.3)

Net income	$3.0	$3.6	$3.6	$2.3

Net income from continuing operations per share—basic and diluted	$0.13	$0.15	$0.16	$0.10
Net loss from discontinued operations per share—basic and diluted	(0.01)	(0.01)	(0.01)	(0.01)

Net income per share—basic and diluted	$0.12	$0.14	$0.15	$0.09

Weighted average shares outstanding:
Basic shares outstanding	22.9	23.0	22.7	22.9
Diluted shares outstanding	22.9	23.0	22.8	22.9

See notes to condensed consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(In Millions)

	September 30,	December 31,	September 30,
	2013	2012	2012
ASSETS
CURRENT ASSETS:
Cash and equivalents	$3.0	$2.3	$1.0
Trade accounts receivable, net	60.3	41.7	57.5
Inventories	61.3	55.0	56.5
Other current assets	5.6	7.3	6.5

Total current assets	130.2	106.3	121.5

PROPERTY, PLANT AND EQUIPMENT
Land	4.3	4.3	4.3
Building and improvements	24.1	23.8	23.7
Machinery and equipment	33.0	31.2	30.9

Gross property, plant and equipment	61.4	59.3	58.9
Less accumulated depreciation	45.4	43.7	43.1

Property, plant and equipment, net	16.0	15.6	15.8

OTHER ASSETS:
Goodwill	6.3	6.3	8.2
Other	2.0	2.2	1.6
Deferred income taxes	7.2	7.1	7.3

Total other assets	15.5	15.6	17.1

TOTAL ASSETS	$161.7	$137.5	$154.4

See notes to condensed consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(In Millions, Except Share Data)

	September 30,	December 31,	September 30,
	2013	2012	2012
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$0.3	$0.6	$—
Trade accounts payable	50.6	31.2	40.7
Deferred income taxes	7.2	7.1	7.3
Accrued compensation	3.9	4.1	3.9
Other accrued liabilities	13.0	14.3	15.2

Total current liabilities	75.0	57.3	67.1

NON-CURRENT LIABILITIES:
Long-term debt, less current maturities	62.1	59.2	62.5
Other non-current liabilities	1.5	1.9	2.0

Total non-current liabilities	63.6	61.1	64.5

SHAREHOLDERS’ EQUITY
Preferred shares; $.01 par (5,000,000 shares authorized)	—	—	—
Common shares; $.01 par (50,000,000 shares authorized: 24,314,942; 23,920,195; and 24,896,596 shares issued at September 30, 2013, December 31, 2012 and September 30, 2012, respectively)	0.2	0.2	0.2
Additional paid-in capital	39.6	39.2	40.1
Accumulated deficit	(16.7)	(20.3)	(17.5)

Total shareholders’ equity	23.1	19.1	22.8

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$161.7	$137.5	$154.4

See notes to condensed consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(In Millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Cash Flows From Operating Activities:
Net income	$3.0	$3.6	$3.6	$2.3
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net loss from discontinued operations	0.2	0.1	0.4	0.3
Depreciation and amortization	0.8	0.8	2.3	2.4
Stock-based compensation	0.3	0.2	0.8	0.6
Gain on disposal of assets	—	(2.4)	—	(2.4)
Changes in operating assets and liabilities:
Trade accounts receivable	(1.2)	(0.9)	(18.6)	(18.1)
Inventories	(2.6)	3.4	(6.3)	(11.7)
Trade accounts payable	6.6	(4.0)	19.4	12.4
Other	2.4	1.9	(0.7)	2.8

Total cash provided by (used in) operating activities	9.5	2.7	0.9	(11.4)

Cash Flows From Investing Activities:
Capital expenditures	(0.2)	(0.6)	(1.5)	(1.5)
Proceeds from disposition of capital assets	—	3.3	—	3.3

Total cash (used in) provided by investing activities	(0.2)	2.7	(1.5)	1.8

Cash Flows From Financing Activities:
Borrowings (payments) of debt, net	(7.7)	(6.0)	1.7	9.9
Repurchase shares of common stock	—	—	(0.4)	—

Total cash (used in) provided by financing activities	(7.7)	(6.0)	1.3	9.9

Net increase (decrease) in cash and equivalents	1.6	(0.6)	0.7	0.3
Cash and equivalents, beginning of period	1.4	1.6	2.3	0.7

Cash and equivalents, end of period	$3.0	$1.0	$3.0	$1.0

Supplemental Disclosure of Cash Flow Information:
Interest paid	$0.5	$0.6	$1.7	$1.9
Income taxes paid	—	—	0.1	0.1

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

3. DEBT

Debt consisted of the following (in millions):

	September 30,	December 31,	September 30,
	2013	2012	2012
Revolving credit facility	$61.5	$59.1	$62.4
Other obligations	0.9	0.7	0.1

Total debt	62.4	59.8	62.5
Less current portion	0.3	0.6	—

Long-term debt	$62.1	$59.2	$62.5

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

At September 30, 2013, under the credit facility, the Company had revolving credit borrowings of $61.5 million outstanding at a weighted average interest rate of 2.79%, letters of credit outstanding totaling $3.6 million, primarily for health and workers’ compensation insurance, and $50.7 million of additional committed borrowing capacity. The Company pays an unused commitment fee in the range of 0.30% to 0.375% per annum. In addition, the Company had $0.9 million of capital lease and other obligations outstanding at September 30, 2013.

The sole financial covenant in the credit facility is the fixed charge coverage ratio (“FCCR”) that must be tested by the Company if the excess borrowing availability falls below a range of $10.0 million to $15.0 million depending on the Company’s borrowing base and must also be tested on a pro forma basis prior to consummation of certain significant business transactions outside the Company’s ordinary course of business, as defined in the credit agreement governing the credit facility. The FCCR is 1.25:1.00. At September 30, 2013, the FCCR testing threshold was $14.0 million, compared to $50.7 million of excess availability.

The Company believes that cash generated from its operations and funds available under the credit facility will provide sufficient funds to meet the operating needs of the Company for at least the next twelve months. In the first nine months of 2013, the minimum FCCR was not required to be tested as excess borrowing availability was greater than the minimum threshold. However, if availability would have fallen below that threshold, the Company would not have met the minimum FCCR. If the Company was unable to maintain excess borrowing availability of more than the applicable amount in the range of $10.0 million to $15.0 million and was also unable to comply with this financial covenant, its lenders would have the right, but not the obligation, to terminate the loan commitments and accelerate the repayment of the entire amount outstanding under the credit facility. The lenders could also foreclose on the Company’s assets that secure the credit facility. In that event, the Company would be forced to seek alternative sources of financing, which may not be available on terms acceptable to it, or at all.

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

In 1995, Huttig was identified as a potentially responsible party in connection with the clean up of contamination at a formerly owned property in Montana that was used for the manufacture of wood windows. Huttig is voluntarily remediating this property under the oversight of and in cooperation with the Montana Department of Environmental Quality (“Montana DEQ”) and is complying with a 1995 unilateral administrative order of the Montana DEQ to complete a remedial investigation and feasibility study. The remedial investigation was completed and approved in 1998 by the Montana DEQ, which has issued its final risk assessment of this property. In March 2003, the Montana DEQ approved Huttig’s work plan for conducting a feasibility study to evaluate alternatives for cleanup. In July 2004, the Company submitted the feasibility study report, which evaluated several potential remedies, including continuation and enhancement of remedial measures already in place and operating. Huttig also submitted plans for testing a newer technology that could effectively remediate the site. The Montana DEQ approved these plans and a pilot test of the remediation technology was completed in July 2007. In conjunction with the Montana DEQ, the Company is performing additional testing at this site. After evaluating the results of the additional testing, the Montana DEQ will provide additional comments on the feasibility study report and its recommended remedy, and then will select a final remedy, publish a record of decision and negotiate with Huttig for an administrative order of consent on the implementation of the final remedy. Further, additional testing may be performed from time to time by the Montana DEQ. Huttig spent less than $0.4 million on remediation costs at this site in each of the nine month periods ended September 30, 2013 and 2012. The annual level of future remediation expenditures is difficult to estimate because of the uncertainty relating to the final remedy to be selected by the Montana DEQ. As of September 30, 2013, the Company has accrued $0.7 million in “Other non-current liabilities” for future costs of remediating this site, which management believes represents a reasonable estimate, based on current facts and circumstances, of the currently expected costs of remediation. Until the Montana DEQ selects a final remedy, however, management cannot estimate the top of the range of loss or cost to Huttig of the final remediation order.

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

5. EARNINGS PER SHARE

The Company calculates its basic income per share by dividing net income allocated to common shares outstanding by the weighted average number of common shares outstanding. Unvested shares of restricted stock participate in dividends on the same basis as common shares. As a result, these share-based awards meet the definition of participating securities and the Company applies the two-class method to compute earnings per share. The two-class method is an earnings allocation formula that treats participating securities as having rights to earnings that would otherwise have been available to common stockholders. In periods in which the Company has net losses, the losses are not allocated to participating securities because the participating security holders are not obligated to share in such losses. The following table presents the number of participating securities and earnings allocated to those securities.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Earnings allocated to participating shareholders	$0.2	$0.3	$0.3	$0.2
Number of participating securities	1.7	2.1	1.7	2.0

The diluted earnings per share calculations include the effect of the assumed exercise using the treasury stock method for both stock options and unvested restricted stock units, except when the effect would be anti-dilutive. The following table presents the number of common shares used in the calculation of net income per share from continuing operations for the three- and nine-month periods ended September 30, 2013 ended September 30, 2012.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Weighted-average number of common shares-basic	22.9	23.0	22.7	22.9
Dilutive potential common shares	—	—	0.1	—

Weighted-average number of common shares-dilutive	22.9	23.0	22.8	22.9

The calculation of diluted earnings per common share for both the three- and nine-month periods ended September 30, 2013 and September 30, 2012 excludes the impact of antidilutive stock options and restricted stock units. The Company has 0.2 million stock options outstanding at September 30, 2013 which were all antidilutive.

6. INCOME TAXES

Huttig recognized $0.1 million in income tax expense for the nine month period ended September 30, 2013 and no income tax expense or benefit for the nine month period ended September 30, 2012. At September 30, 2013, the Company had gross deferred tax assets of $39.4 million and a valuation allowance of $31.4 million for net deferred tax assets of $8.0 million. The Company had deferred tax liabilities of $8.0 million at September 30, 2013. After classifying $0.8 million of short-term deferred tax assets with short-term deferred tax liabilities, the Company had current net deferred tax liabilities of $7.2 million, as well as net long term deferred tax assets of $7.2 million at September 30, 2013. The Company expects its deferred tax liabilities to be settled with utilization of its deferred tax assets. The deferred tax liabilities enable the Company to partially utilize the deferred tax assets at September 30, 2013 and the balance of the deferred tax assets are covered by the Company’s valuation allowance. The Company is not relying on future pre-tax income at September 30, 2013 to support the utilization of the deferred tax assets.

7. STOCK-BASED EMPLOYEE COMPENSATION

The Company recognized $0.8 million and $0.6 million in non-cash stock-based compensation expense in each of the nine month periods ended September 30, 2013 and September 30, 2012, respectively. During the first nine months of 2013, the Company granted an aggregate of 568,430 shares of restricted stock at a fair market value of $2.34 per share under its 2005 Executive Incentive Compensation Plan. The restricted shares vest in three equal installments on the first, second and third anniversaries of the grant date. During the first nine months of 2013, the Company granted 34,818 restricted stock units (“RSUs”) under its 2005 Non-Employee Directors’ Restricted Stock Plan at a fair market value of $2.59 per RSU. The RSUs vest on the date of the 2014 Annual Meeting. The unearned compensation expense is being amortized into expense on a straight-line basis over the requisite service period for the entire award. As of September 30, 2013 and 2012, the total compensation expense not yet recognized related to all outstanding restricted stock/unit awards was approximately $1.6 million and $1.2 million, respectively.

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

The following table sets forth our sales from continuing operations, by product classification as a percentage of total sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Millwork(1)	49%	46%	48%	46%
Building Products(2)	39%	44%	40%	43%
Wood Products(3)	12%	10%	12%	11%

Total Net Product Sales	100%	100%	100%	100%

(1)	Millwork generally includes exterior and interior doors, pre-hung door units, windows, mouldings, frames, stair parts and columns.
(2)	Building products generally include composite decking, connectors, fasteners, housewrap, siding, roofing products, insulation and other miscellaneous building products.
(3)	Wood products generally include engineered wood products and other wood products, such as lumber and panels.

Industry Conditions

The downturn in the residential construction market which began in 2006 has been one of the most severe housing downturns in U.S. history. Our sales depend heavily on the strength of local and national new residential construction, home improvement and remodeling markets. While macro-economic conditions within the new residential construction market have improved modestly over the last several years, housing starts remain well below historical levels. As such, we expect the downturn in new residential construction to continue to adversely affect our operating results throughout 2013. Through August 2013, based on the most recent data provided by the United States Census Bureau, total housing starts are running approximately 24% above 2012 levels.

In reaction to the housing downturn, the Company began restructuring its operations in the second quarter of 2006. Since then, the Company has closed, consolidated or sold 20 distribution centers. Additionally, the Company reduced its workforce by approximately 1,200, and had approximately 1,000 employees at September 30, 2013. We continue to review our operating expenses and implement cost savings actions. We believe that through our aggressive restructuring and ongoing cost control activities, we are able to mitigate the impact of the severe downturn in the housing market on our operations while providing a more scalable cost structure to support future growth opportunities.

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

Critical Accounting Policies

We prepare our condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles, which require management to make estimates and assumptions. Management bases these estimates and assumptions on historical results and known trends as well as management forecasts. Actual results could differ from these estimates and assumptions. For a discussion of our significant accounting policies and estimates, see our Annual Report on Form 10-K for the year ended December 31, 2012 in Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies.” There were no material changes to the critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the year ended December 31, 2012.

Results of Operations

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Net sales were $153.3 million in 2013, which is $12.2 million, or approximately 9%, higher than in 2012. The increase is due to higher levels of construction activity partially offset by lower volume in other parts of our business, such as storm driven roofing sales, which are not directly tied to construction activity. In addition, our sales are influenced by geographic growth patterns as well as a significant exposure to the repair and remodel sector, which has experienced lower growth as compared to new residential construction.

Sales increased in both the millwork and wood product categories, but declined in the building products category in 2013 from 2012. Millwork sales increased approximately 16% in 2013 to $75.3 million. Wood product sales increased approximately 29% in 2013 to $18.9 million. Building products sales, which were negatively impacted by a decline in storm driven roofing sales, decreased approximately 5% to $59.1 million in 2013.

Gross margin increased approximately 12% to $30.8 million, or 20.1% of sales, in 2013 as compared to $27.6 million, or 19.6% of sales, in 2012. The increase in gross margin percentage is partially due to sales mix as well as improvement recognized through our gross margin initiatives. The pricing environment remains very competitive which has had a mitigating effect on margins.

Operating expenses increased $1.4 million to $27.0 million, or 17.6% of sales, in 2013, compared to $25.6 million, or 18.1% of sales, in 2012. The increase is due to higher personnel costs as a result of general widespread wage increases implemented in January and August 2013 as well as higher variable costs associated with increased sales.

During the three months ended September 30, 2012, we recognized a gain of $2.4 million from the sale of certain real estate from a previously closed facility.

Net interest expense was $0.5 million in 2013, compared to $0.7 million in 2012, generally due to lower debt levels and lower interest rates in 2013.

Income tax expense of $0.1 million was recognized in the third quarter of 2013 and no income tax expense or benefit was recognized in the third quarter of 2012. The tax expense or benefit in 2012 was offset by the change in our valuation allowance in each period.

As a result of the foregoing factors, we incurred income from continuing operations of $3.2 million in 2013 as compared to income of $3.7 million in 2012.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Net sales were $426.7 million in 2013, which is $31.2 million, or approximately 8%, higher than in 2012. The increase is due to higher levels of construction activity partially offset by lower volume in other parts of our business, such as storm driven roofing sales, which are not directly tied to construction activity. In addition, our sales are influenced by geographic growth patterns as well as a significant exposure to the repair and remodel sector, which has experienced lower growth as compared to new residential construction.

Sales increased in both the millwork and wood product categories, but declined in the building products category in 2013 from 2012. Millwork sales increased approximately 15% in 2013 to $206.7 million. Wood products sales increased approximately 18% to $52.4 million in 2013 primarily due to an increase in demand in engineered wood and panel products. Building product sales, which were negatively impacted by a decline in storm driven roofing sales, decreased approximately 2% in 2013 to $167.6 million.

Gross margin increased approximately 10% to $83.7 million, or 19.6% of sales, in 2013 as compared to $76.3 million, or 19.3% of sales, in 2012. The increase in gross margin percentage is partially due to sales mix as well as improvement recognized through our gross margin initiatives. The pricing environment remains very competitive, which has had a mitigating effect on margins.

Operating expenses increased $3.8 million to $77.7 million, or 18.2% of sales, in 2013, compared to $73.9 million, or 18.7% of sales, in 2012. The increase is due to higher personnel costs as a result of general widespread wage increases implemented in January and August 2013 as well as higher variable costs associated with increased sales.

During the nine months ended September 30, 2012, we recognized a gain of $2.4 million from the sale of certain real estate from a previously closed facility.

Net interest expense was $1.9 million in 2013, compared to $2.2 million in 2012, generally due to lower interest rates in 2013 coupled with lower debt levels in the third quarter of 2013.

Income tax expense of $0.1 million was recognized in the nine month period ending September 30, 2013 while no income tax expense or benefit was recognized in the nine month period ending September 30, 2012. The tax expense or benefit in 2012 was offset by the change in our valuation allowance in each period.

As a result of the foregoing factors, we incurred income from continuing operations of $4.0 million in 2013 as compared to income of $2.6 million in 2012.

Discontinued Operations

Charges from discontinued operations primarily relate to remediation and monitoring activities at the formerly owned property in Montana. We recorded a $0.4 million and $0.3 million after tax loss from discontinued operations in each of the first nine months of 2013 and 2012, respectively.

Liquidity and Capital Resources

We depend on cash flow from operations and funds available under our revolving credit facility to finance our operations, including seasonal working capital needs, capital expenditures and any acquisitions that we may undertake. Our working capital requirements are generally greatest in the second and third quarters, which reflect the seasonal nature of our business. The second and third quarters are also typically our strongest operating quarters, largely due to more favorable weather throughout many of our markets compared to the first and fourth quarters. We typically generate cash from working capital reductions in the fourth quarter of the year and typically use cash as we build working capital during the first quarter in preparation for our second and third quarters. We also maintain significant inventories to meet the rapid delivery requirements of our customers and to enable us to obtain favorable pricing, delivery and service terms with our suppliers. Accounts receivable also typically increase during peak periods commensurate with the sales increase. At September 30, 2013, December 31, 2012 and September 30, 2012, inventories and accounts receivable constituted approximately 75%, 70% and 74% of our total assets, respectively. We also closely monitor operating expenses and inventory levels during seasonally affected periods and, to the extent possible, manage variable operating costs to minimize seasonal effects on our profitability.

Operations. Cash provided by operating activities improved by $12.3 million to $0.9 million in the first nine months of 2013, compared to a usage of $11.4 million in the first nine months of 2012. In 2013, our net income of $3.6 million was an improvement of $1.3 million over the income of $2.3 million in 2012. Accounts receivable increased by $18.6 million during 2013, compared to an increase of $18.1 million a year ago. The increase in accounts receivable over the first nine months of the year is commensurate with the seasonality of our sales. Days sales outstanding decreased to 35.9 days at September 30, 2013 as compared to 37.2 days at September 30, 2012 based on annualized third quarter sales and quarter end accounts receivable balances for the respective periods. Inventory increased by $6.3 million in 2013 compared to an increase of $11.7 million in 2012.

The increase in inventories over the first nine months of the year represents normal seasonal build. Our inventory turns increased to 8.2 turns in 2013 from 7.8 turns in 2012 based on annualized third quarter costs of goods sold and average inventory balances for the respective quarters. Accounts payable increased by $19.4 million during the third quarter of 2013, compared to a $12.4 million increase in the year ago period. The increase is primarily a result of our seasonal inventory build. Days payable outstanding increased to 37.7 days at September 30, 2013 from 32.7 days at September 30, 2012 based on annualized third quarter costs of goods sold and quarter end accounts payable balances for the respective periods.

Investing. In 2013, net cash used in investing activities was $1.5 million, which compares to net cash provided by investing activities of $1.8 million in 2012. The Company invested $1.5 million in machinery and equipment at various locations in both 2013 and 2012. In 2012, the Company received net proceeds of $3.3 million from the sale of certain real estate from a previously closed facility.

Financing. Cash provided from financing activities of $1.3 million in 2013 reflects net borrowings of $1.7 million offset by the Company’s repurchase of 0.4 million shares of its common stock for $0.4 million, which were retired. Cash provided from financing activities of $9.9 million in 2012 reflects net borrowings from our credit facility.

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

At September 30, 2013, under the credit facility, we had revolving credit borrowings of $61.5 million outstanding at a weighted average interest rate of 2.79%, letters of credit outstanding totaling $3.6 million, primarily for health and workers’ compensation insurance, and $50.7 million of additional committed borrowing capacity. We pay an unused commitment fee in the range of 0.30% to 0.375% per annum. In addition, we had $0.9 million of capital lease and other obligations outstanding at September 30, 2013.

The sole financial covenant in the credit facility is the fixed charge coverage ratio (“FCCR”) that must be tested by us if the excess borrowing availability falls below a range of $10.0 million to $15.0 million depending on our borrowing base and must also be tested on a pro forma basis prior to consummation of certain significant business transactions outside our ordinary course of business, as defined in the credit agreement governing the credit facility. The FCCR is 1.25:1.00. At September 30, 2013, the FCCR testing threshold was $14.0 million, compared to $50.7 million of excess availability.

We believe that cash generated from our operations and funds available under the credit facility will provide sufficient funds to meet the operating needs of the business for at least the next twelve months. In the first nine months of 2013, the minimum FCCR was not required to be tested as excess borrowing availability was greater than the minimum threshold. However, if availability would have fallen below that threshold, we would not have met the minimum FCCR. If we are unable to maintain excess borrowing availability of more than the applicable amount in the range of $10.0 million to $15.0 million and were also unable to comply with this financial covenant, our lenders would have the right, but not the obligation, to terminate the loan commitments and accelerate the repayment of the entire amount outstanding under the credit facility. The lenders could also foreclose on our assets that secure the credit facility. In that event, we would be forced to seek alternative sources of financing, which may not be available on terms acceptable to us, or at all.

Off-Balance Sheet Arrangements

In addition to funds available from operating cash flows and the credit facility as described above, we use operating leases as a principal off-balance sheet financing technique. Operating leases are employed as an alternative to purchasing certain property, plant and equipment. For a discussion of our off-balance sheet arrangements, see our Annual Report on Form 10-K for the year ended December 31, 2012 in Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations-Commitments and Contingencies.” There were no material changes to our off-balance sheet arrangements discussed in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

In 1995, we were identified as a potentially responsible party in connection with the clean up of contamination at a formerly owned property in Montana that was used for the manufacture of wood windows. We are voluntarily remediating this property under the oversight of and in cooperation with the Montana Department of Environmental Quality (“Montana DEQ”) and are complying with a 1995 unilateral administrative order of the Montana DEQ to complete a remedial investigation and feasibility study. The remedial investigation was completed and approved in 1998 by the Montana DEQ, which has issued its final risk assessment of this property. In March 2003, the Montana DEQ approved Huttig’s work plan for conducting a feasibility study to evaluate alternatives for cleanup. In July 2004, we submitted the feasibility study report, which evaluated several potential remedies, including continuation and enhancement of remedial measures already in place and operating. Huttig also submitted plans for testing a newer technology that could effectively remediate the site. The Montana DEQ approved these plans and a pilot test of the remediation technology was completed in July 2007. In conjunction with the Montana DEQ, we are performing additional testing at the site. After evaluating the results of the additional testing, the Montana DEQ will provide additional comments on the feasibility study report and its recommended remedy, and then will select a final remedy, publish a record of decision and negotiate with us for an administrative order of consent on the implementation of the final remedy. Further, additional testing may be performed from time to time by the Montana DEQ. We spent less than $0.4 million on remediation costs at this site in each of the nine month periods ended September 30, 2013 and 2012. The annual level of future remediation expenditures is difficult to estimate because of the uncertainty relating to the final remedy to be selected by the Montana DEQ. As of September 30, 2013, the Company has accrued $0.7 million in “Other non-current liabilities” for future costs of remediating this site, which management believes represents a reasonable estimate, based on current facts and circumstances, of the currently expected costs of remediation. Until the Montana DEQ selects a final remedy, however, management cannot estimate the top of the range of loss or cost to Huttig of the final remediation order.

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

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures – The Company, under the supervision and with the participation of our Disclosure Committee and management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of September 30, 2013.

Changes in Internal Control of Financial Reporting – There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

See Note 4 – Contingencies of the Notes to Condensed Consolidated Financial Statements (unaudited) in Item 1 for information on legal proceedings in which the Company is involved. See also Part I, Item 3-“Legal Proceedings” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 6 — EXHIBITS

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Form 10 filed with the Securities and Exchange Commission on September 21, 1999).

3.2	Amended and Restated Bylaws of the Company (as of September 26, 2007) (Incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the Securities and Exchange Commission on September 28, 2007).

10.1	Amendment No. 4 to Amended and Restated Executive Agreement between the Company and Jon P. Vrabely effective as of September 23, 2013.

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

10l.SCH	XBRL Taxonomy Extension Scheme Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUTTIG BUILDING PRODUCTS, INC.

Date: October 31, 2013	/s/ JON P. VRABELY
Jon P. Vrabely
President and Chief Executive Officer
(Principal Executive Officer)

HUTTIG BUILDING PRODUCTS, INC.

Date: October 31, 2013	/s/ PHILIP W. KEIPP
Philip W. Keipp
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Amendment No. 4 to Amended and Restated Executive Agreement between the Company and Jon P. Vrabely effective as of September 23, 2013.

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

10l.SCH	XBRL Taxonomy Extension Scheme Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document