Form 10-K
period 2013-12-31
HUTTIG BUILDING PRODUCTS INC
filed 2014-02-20
CIK 1093082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

(314) 216-2600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on which Registered
Common, par value $0.01 per share	The NASDAQ Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the proceeding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of the last business day of the quarter ended June 30, 2013 was approximately $50 million. For purposes of this calculation only, the registrant has excluded stock beneficially owned by the registrants’ directors and officers. By doing so, the registrant does not admit that such persons are affiliates within the meaning of Rule 405 under the Securities Act of 1933 or for any other purposes.

The number of shares of Common Stock outstanding on February 10, 2014 was 24,656,211 shares.

DOCUMENTS INCORPORATED HEREIN BY REFERENCE.

Parts of the registrant’s definitive proxy statement for the 2014 Annual Meeting of Shareholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

PART I

ITEM 1—BUSINESS

General

Huttig Building Products, Inc., a Delaware corporation incorporated in 1913, was founded in 1885 and is a leading domestic distributor of millwork, building materials and wood products used principally in new residential construction and in home improvement, remodeling and repair work. We purchase from leading manufacturers and distribute our products through 27 wholesale distribution centers serving 41 states. Our distribution centers sell principally to building materials dealers, national buying groups, home centers and industrial users, including makers of manufactured homes. For the year ended December 31, 2013, we generated net sales of $561.5 million.

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

New housing activity in the United States has shown modest improvement each year since 2009, the trough period of the recent housing downturn. However, 2013 activity is still below the historical average of total housing starts from 1959 to 2013 of approximately 1.5 million starts based on statistics tracked by the US Census Bureau (“Historical Average”). Total new housing starts in the United States were approximately 0.9 million, 0.8 million and 0.6 million in 2013, 2012 and 2011, respectively. Single family starts were 0.6 million, 0.5 million and 0.4 million in 2013, 2012 and 2011, respectively, based on data from the U.S. Census Bureau. According to the U.S. Census Bureau, total spending on new single family residential construction was $169 billion, $132 billion and $108 billion in 2013, 2012 and 2011, respectively.

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

We believe the evolving characteristics of the residential building materials distribution industry, particularly the consolidation trend, favor companies like us that operate nationally and have significant infrastructure in place to accommodate the needs of customers across geographic regions. We are the only national distributor of millwork products. Because of our wide geographic presence, size, purchasing power, material handling efficiencies and investment in millwork services, we believe we are well positioned to serve the needs of the consolidating pro dealer community.

Products

Our goal is to offer products that allow us to provide value to our customers, either by performing incremental services on the products before delivering them to customers, buying products in bulk and disaggregating them for individual customers or carrying a depth and breadth of products that customers cannot reasonably stock themselves at each location. Our products can be classified into three main categories:

•

Millwork, including exterior and interior doors, pre-hung door units, windows, patio doors, mouldings, frames, stair parts and columns. Key brands in this product category include Therma-Tru, Masonite, Woodgrain Doors HB&G, Simpson Door, Huttig Windows, Windsor Windows, and Rogue Valley Door;

•

General building products, such as roofing, siding, insulation, flashing, housewrap, connectors and fasteners, decking, drywall, kitchen cabinets and other miscellaneous building products. Key brands in this product category include Louisiana Pacific, Simpson Strong-Tie, Timbertech, AZEK, BP Roofing, Grace, Fiberon, Owens Corning, Typar, Atlas Roofing, Alpha Protech, and CertainTeed;

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

	2013	2012	2011
Millwork	50%	47%	45%
Building Products	38%	42%	44%
Wood Products	12%	11%	11%

Customers

During 2013, we served over 4,000 customers, with one customer—Lumbermen’s Merchandising Corporation (“LMC”)—accounting for 12% of our sales in 2013 and 2012 and 11% of our sales in 2011. LMC is a buying group representing multiple building material dealers. Building materials pro dealers represent our single largest customer group. Our top 10 customers accounted for approximately 38% of our total sales in 2013.

Within the pro dealer category, a large percentage of our sales are to national accounts, including buying groups. These are large pro dealers, or groups of pro dealers, that generally operate in more than one state or region. To a lesser extent, we also sell to the retail home centers. We believe that our size, which lets us purchase in bulk, achieve operating efficiencies, operate on a national scale and offer competitive pricing, makes us well suited to service the consolidating pro dealer community. Our sales to national accounts, including buying groups, were 42% of our total sales in 2013 and 40% in each of 2012 and 2011.

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

Sales

Sales responsibility principally lies with general managers at our distribution centers. The sales function is generally divided into two channels: outside sales and inside sales. Our outside field representatives make on-site calls to local and regional customers. Our inside sales people generally receive telephone orders from customers and support our outside sales function. In addition, we maintain a national account sales team to serve national customers. Our outside sales force is generally compensated by a base salary or draw plus commissions determined primarily on profit margin.

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

We purchased products from more than 800 different suppliers in 2013. We generally negotiate with our major suppliers on a national basis to leverage our total volume purchasing power, which we believe provides us with an advantage over our locally based competitors. The majority of our purchases are made from suppliers that offer payment discounts and volume related incentive programs. Although we generally do not have exclusive distribution rights for our key products and we do not have long-term contracts with many of our suppliers, we believe our national footprint, buying power and distribution network make us an attractive distributor for many manufacturers. Moreover, we have long-standing relationships with many of our key suppliers.

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

Our results of operations are affected by new housing activity in the United States. In 2013, total housing starts increased 18%, to 0.9 million, but were still below the Historical Average of approximately 1.5 million. Based on the current level of housing activity and industry forecasts, we expect new housing activity could continue to increase into 2014, though still remain below the Historical Average.

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

We depend on cash flow from operating activities and funds available under our secured credit facility to finance seasonal working capital needs, capital expenditures and any acquisitions that we may undertake. We typically generate cash from working capital reductions in the fourth quarter of the year and build working capital during the first quarter in preparation for our second and third quarters. Our working capital requirements are generally greatest in the second and third quarters, reflecting the seasonal nature of our business. The second and third quarters are also typically our strongest operating quarters, largely due to more favorable weather throughout many of our markets compared to the first and fourth quarters. We maintain significant inventories to meet the rapid delivery requirements of our customers and to enable us to obtain favorable pricing, delivery and service terms with our suppliers. At December 31, 2013 and 2012, inventories and accounts receivable in the aggregate constituted approximately 73% and 70% of our total assets, respectively. We closely monitor operating expenses and inventory levels during seasonally affected periods and, to the extent possible, manage variable operating costs to minimize the seasonal effects on our profitability.

Credit

Huttig’s corporate management establishes an overall credit policy for sales to customers and then delegates responsibility for most credit decisions to regional credit personnel. Our credit policies, together with careful monitoring of customer balances, have resulted in bad debt expense of less than 0.1% of net sales in 2013 and approximately 0.1% in 2012 and 2011. Approximately 98% of our sales in 2013 were to customers to whom we had provided credit for those sales.

Backlog

Our customers generally order products on an as-needed basis. As a result, a substantial portion of product shipments in a given fiscal quarter result from orders received in that quarter. Consequently, order backlog represents only a very small percentage of the product sales that we anticipate in a given quarter and is not necessarily indicative of actual sales for any future period.

Trade Names

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

Employees

As of December 31, 2013, we employed approximately 1,000 persons, of which approximately 14% were represented by eight unions. We have not experienced any significant strikes or other work interruptions in recent years and have maintained generally favorable relations with our employees. The Company has three union contracts which will require negotiations in 2014. See Item 1A-“Risk Factors.”

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

Although the homebuilding industry is recovering from a prolonged significant downturn, any further downturn or a sustained continuation of current construction levels could continue to materially affect our business, liquidity and operating results.

Our sales and results of operations depend heavily on the strength of national and local new residential construction and home improvement and remodeling markets. The strength of these markets depends on new housing starts and residential renovation projects, which are a function of many factors beyond our control. Some of these factors include general economic conditions, employment levels, job and household formation, interest rates, housing prices, tax policy, availability of mortgage financing, prices of commodity wood and steel products, immigration patterns, regional demographics and consumer confidence.

The recent downturn in the residential construction market has been one of the most severe housing downturns in U.S. history. High unemployment, tighter lending standards and general economic uncertainty have contributed to a level of housing starts below historical levels over the past several years. New housing activity in the United States has shown modest improvement each year since 2009, the trough period of the recent housing downturn. However, 2013 activity is still well below the Historical Average of approximately 1.5 million starts.

We expect the level of new housing activity in 2014 to continue to be below the Historical Average, which could adversely affect our operating results. A prolonged continuation of current construction levels or any significant downturn in the major markets we serve or in the economy in general could have a material adverse effect on our operating results, liquidity and financial condition, including but not limited to our ability to comply with the financial covenant under the credit facility and the valuation of our goodwill. Reduced levels of construction activity may result in continued intense price competition among building materials suppliers, which may adversely affect our gross margins. We cannot provide assurance that our responses to the downturn or the government’s attempts to address the troubles in the economy will be successful.

The industry in which we compete is highly cyclical, and any cyclical market factors resulting in lower demand or increased supply could have a materially adverse impact on our financial results.

The building products distribution industry is subject to cyclical market pressures caused by a number of factors that are out of our control, such as general economic and political conditions, inventory levels of new and existing homes for sale, levels of new construction, home improvement and remodeling activity, interest rates and population growth. To the extent that cyclical market factors adversely impact overall demand for building products or the prices that we can charge for our products, our net sales and margins would likely decline in the same time frame as the cyclical downturn occurs. Because much of our overhead and expense is relatively fixed in nature, a decrease in sales and margin generally has a significant adverse impact on our results of operations. For example, during the past several years, our results of operations have been adversely affected by the severe downturn in new housing activity in the United States. Also, to the extent our customers experience a downturns in their business, our ability to collect our receivables could be adversely affected. Finally, the unpredictable nature of the cyclical market factors that impact our industry make it difficult to forecast our operating results.

If we are unable to meet the financial covenant under our credit facility, the lenders could elect to accelerate the repayment of the outstanding balance and, in that event, we would be forced to seek alternative sources of financing.

We are party to a $120.0 million asset based senior secured revolving credit facility which contains a minimum fixed charge coverage ratio (“FCCR”) that is tested if our excess borrowing availability, as defined in the facility, reaches an amount in the range of $10.0 million to $15.0 million depending on our borrowing base at the time of testing. At the time of testing, our fixed charge coverage ratio would need to exceed 1.25:1.00. As of December 31, 2013, our FCCR was in excess of 1:25:1.00. However, if in the future we failed to meet the FCCR and we were unable to maintain excess borrowing availability of more than the applicable amount in the range of $10.0 million to $15.0 million, our lenders would have the right, but not the obligation, to terminate the loan commitments and accelerate the repayment of the entire amount outstanding under the credit facility. The lenders also could foreclose on our assets that secure our credit facility. In that event, we would be forced to seek alternative sources of financing, which may not be available on terms acceptable to us, or at all.

Our excess borrowing availability at December 31, 2013 was $41.2 million. Our credit facility matures in December 2017.

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

In 2013, our top ten customers represented 38% of our sales, with one customer accounting for 12% of our sales. This customer is a buying group for multiple building material dealers. Although we believe that our relationships with our customers are strong, the loss of one or more of these customers could have a material adverse effect on our operating results, cash flow and liquidity.

A significant portion of our sales are on credit to our customers. Material changes in their creditworthiness or our inability to forecast deterioration in their credit position could have a material adverse effect on our operating results, cash flow and liquidity.

The majority of our sales are on account where we provide credit to our customers. In 2013, bad debt expense to total net sales was less than 0.1%. Our customers are generally susceptible to the same economic business risks as we are. Furthermore, we may not necessarily be aware of any deterioration in their financial position. If our customers’ financial position becomes impaired, it could have a significant adverse impact on our bad debt exposure and could have a material adverse effect on our operating results, cash flow and liquidity.

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

We distribute building materials that we purchase from a number of major suppliers. As is customary in our industry, most of our relationships with these suppliers are terminable without cause on short notice. Slightly more than half of our purchases are concentrated with ten suppliers. Although we believe that relationships with our existing suppliers are strong and that in most cases we would have access to similar products from competing suppliers, the termination of key supplier relationships or any other disruption in our sources of supply, particularly of our most commonly sold items, could have a material adverse effect on our financial condition and results of operations. Supply shortages resulting from unanticipated demand or production difficulties could occur from time to time and could have a material adverse effect on our financial condition and results of operations.

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

We compete with many local, regional and, in some markets and product categories, national building materials distributors and dealers. In addition, some product manufacturers sell and distribute their products directly to our customers, and the volume of such direct sales could increase in the future. Manufacturers of products distributed by us may also enter into exclusive supplier arrangements with our competition. Further, home center retailers, which have historically concentrated their sales efforts on retail consumers and small contractors, may intensify their marketing efforts to larger contractors and homebuilders. Some of our competitors have greater financial and other resources and may be able to withstand sales or price decreases better than we can. We also expect to continue to face competition from new market entrants. We may be unable to continue to compete effectively with these existing or new competitors, which could have a material adverse effect on our financial condition and results of operations.

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

We use our own fleet of approximately 150 tractors, 20 trucks and 320 trailers to service customers throughout the United States. The U.S. Department of Transportation, or DOT, regulates our operations, and we are subject to safety requirements prescribed by the DOT. Vehicle dimensions and driver hours of service also are subject to both federal and state regulation. More restrictive limitations on vehicle weight and size, trailer length and configuration, or driver hours of service could increase our costs.

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

Approximately 14% of our employees are represented by labor unions as of December 31, 2013. As of December 31, 2013, we had eight collective bargaining agreements. The Company has three union contracts which will require negotiations in 2014. We may become subject to significant wage increases or additional work rules imposed by future agreements with labor unions representing our employees. Any such cost increases or new work rule implementation could increase our operating expenses to a material extent. In addition, although we have not experienced any strikes or other significant work interruptions in recent years and have maintained generally favorable relations with our employees, no assurance can be given that there will not be any work stoppages or other labor disturbances in the future, which could adversely impact our financial results.

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

Goodwill is subject to impairment tests at least annually and between annual tests in certain circumstances. We have incurred non-cash impairment charges in certain prior years, for example, during 2012 we recorded non-cash impairment charges of goodwill of $1.9 million primarily related to a reduction in fair value of one reporting unit as a result of the continuing downturn in the residential construction and real estate markets. At December 31, 2013, we had goodwill assets of $6.3 million. We may be required to incur additional non-cash impairment charges in the future that could have a material adverse effect on our operating results.

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

ITEM 1B—UNRESOLVED STAFF COMMENTS

None.

ITEM 2—PROPERTIES

Our corporate headquarters is located at 555 Maryville University Drive, Suite 400, St. Louis, Missouri 63141, in a leased facility. We own 13 of our distribution centers and lease the balance. Warehouse space at distribution centers aggregated to approximately 3.2 million square feet as of December 31, 2013. Distribution centers range in size from 21,100 square feet to 260,000 square feet. The types of facilities at these centers vary by location, from traditional wholesale distribution warehouses to facilities with broad product offerings and capabilities for a wide range of value added services such as pre-hung door operations. We believe that our locations are well maintained and adequate for their purposes.

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

Environmental Matters

In 1995, Huttig was identified as a potentially responsible party in connection with the cleanup of contamination at a formerly owned property in Montana that was used for the manufacture of wood windows. We are voluntarily remediating this property under the oversight of and in cooperation with the Montana Department of Environmental Quality (Montana DEQ) and are complying with a 1995 unilateral administrative order of the Montana DEQ to complete a remedial investigation and feasibility study. The remedial investigation was completed by Huttig and approved in 1998 by the Montana DEQ, which has also issued its final risk assessment of this property. Since 1998 we have remained in active discussions with the Montana DEQ, expanded the remedial investigation where warranted, implemented voluntary interim cleanup actions, conducted pilot tests, and tested remedial technologies in the field. We are currently working with the Montana DEQ to develop a final feasibility study which will present and evaluate several potential remedies. The Montana DEQ is ultimately expected to publicize a final remedy for public comment. After consideration of public comments, the Montana DEQ will then publish a record of decision and negotiate with Huttig for an administrative order of consent on the implementation of the final remedy. We spent less than $0.5 million on costs related to this site in each of the years ended December 31, 2013, 2012 and 2011. The annual level of future remediation expenditures is difficult to estimate because of the uncertainty relating to the final remedy to be selected by the Montana DEQ. As of December 31, 2013, we have accrued $0.6 million for future costs of remediating this site, which management believes represents a reasonable estimate based on current facts and circumstances and the currently expected costs of remediation. Until the Montana DEQ selects a final remedy, however, management cannot estimate the top of the range of loss or cost to Huttig of the final remediation order. As a result, we may incur material adverse effect on the consolidated financial statements in the future with respect to this property.

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

ITEM 4—MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5—MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Through December 6, 2013, our common stock traded over the counter under the symbol “HBPI.PK”. Effective December 9, 2013, our common stock began trading on the NASDAQ Capital Market exchange under the symbol “HBP”.

At February 10, 2014, there were approximately 1,800 holders of record of our common stock. The following table sets forth the range of high and low sale prices of our common stock:

	2013		2012
	High	Low	High	Low
First Quarter	$3.00	$1.30	$1.55	$0.52
Second Quarter	3.00	2.00	1.50	0.63
Third Quarter	2.89	2.11	1.60	1.05
Fourth Quarter	3.96	2.40	1.67	1.10

In order to make cash generated available for use in operations, debt reduction, stock repurchases and potential acquisitions, we have never declared, nor do we anticipate at this time declaring or paying, any cash dividends on our common stock. Provisions of our credit facility contain various covenants, which, among other things, limit our ability to incur indebtedness, incur liens, make certain types of acquisitions, declare or pay dividends or sell assets. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

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

The following table compares total shareholder returns for the Company over the last five years to the Standard and Poor’s 500 Stock Index and that of a peer group made up of other building material and industrial products distributors assuming a $100 investment made on December 31, 2008. Each of the three measures of cumulative total return assumes reinvestment of dividends. The stock performance shown on the graph below is not necessarily indicative of future price performance.

	Huttig Building Products	S&P 500	Peer Group Index
12/08	$100.00	$100.00	$100.00
12/09	$163.04	$126.46	$141.41
12/10	$206.52	$145.51	$180.27
12/11	$113.04	$148.58	$179.83
12/12	$347.83	$172.35	$242.86
12/13	$839.13	$228.18	$319.06

(1)	The peer group includes the following companies: QEP Co., Watsco Inc., Bluelinx Holdings, Inc. and Universal Forest Products, Inc.

ITEM 6—SELECTED CONSOLIDATED FINANCIAL DATA

The following table summarizes certain selected financial data of continuing operations of Huttig for each of the five years in the period ended December 31, 2013. The information contained in the following table may not necessarily be indicative of our future performance. Such historical data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto included elsewhere in this report.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(In Millions, Except Per Share Data)
Income Statement Data:(1)
Net sales	$561.5	$521.1	$479.3	$467.7	$455.2
Cost of sales	450.4	420.4	390.1	382.5	371.1
Gross margin	111.1	100.7	89.2	85.2	84.1
Operating expenses	104.8	98.4	99.0	103.3	105.7
Goodwill impairment	—	1.9	0.4	—	1.0
Gain on disposal of capital assets	—	(2.4)	—	(0.4)	(1.5)
Operating income (loss)	6.3	2.8	(10.2)	(17.7)	(21.1)
Interest expense, net	2.6	2.9	2.8	2.1	1.5
Income (loss) from continuing operations before income taxes	3.7	(0.1)	(13.0)	(19.8)	(22.6)
Provision (benefit) for income taxes	0.1	—	(0.3)	(0.4)	(2.8)
Net income (loss) from continuing operations	3.6	(0.1)	(12.7)	(19.4)	(19.8)
Per share:
Net income (loss) from continuing operations (basic and diluted)	0.15	—	(0.58)	(0.90)	(0.94)

Balance Sheet Data (at end of year):
Total assets	151.0	137.5	126.5	126.1	136.2
Debt—bank, capital leases and other obligations(2)	62.0	59.8	52.6	42.1	35.4
Total shareholders’ equity	22.9	19.1	19.9	32.6	50.7

(1)	Amounts exclude operations classified as discontinued.
(2)	Debt includes both current and long-term portions of bank debt, capital leases and other obligations. See Note 4 to our consolidated financial statements.

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

Industry Conditions

Our sales depend heavily on the strength of local and national new residential construction, home improvement and remodeling markets. During the past several years, our results of operations have been adversely affected by the severe downturn in new housing activity in the United States. However, new housing activity has shown moderate improvement each year since 2009, the trough period of the downturn. In 2013, total housing starts increased 18%, to 0.9 million, but were still below the Historical Average of approximately 1.5 million. Based on the current level of housing activity and industry forecasts, we expect the increase in new housing activity could continue into 2014 but still remain below the Historical Average.

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

Accounts Receivable—Trade accounts receivable consist of amounts owed for orders shipped to customers and are stated net of an allowance for doubtful accounts. Huttig’s corporate management establishes an overall credit policy for sales to customers and delegates responsibility for most credit decisions to regional credit personnel. The allowance for doubtful accounts is determined based on a number of factors including when customer accounts exceed 90 days past due and specific customer account reviews. Our credit policies, together with careful monitoring of customer balances, have resulted in bad debt expense of less than 0.1% of net sales in 2013 and approximately 0.1% in 2012 and 2011.

Inventory—Inventories are valued at the lower of cost or market. We utilize the LIFO cost method to value the majority of our inventories. We review inventories on hand and record a provision for slow-moving and obsolete inventory based on historical and expected sales.

Valuation of Goodwill and Other Long-Lived Assets—We test the carrying value of our goodwill at each reporting unit for impairment on an annual basis and between annual tests in certain circumstances when there are indicators of potential impairment. The carrying value of goodwill is considered impaired when a reporting unit’s fair value is less than its carrying value. We also reassess useful lives of previously recognized intangible assets. For goodwill, we first assess the qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. In that event, goodwill impairment is recognized to the extent recorded goodwill exceeds the implied fair value of that goodwill. Circumstances that can lead to annual or interim two-step goodwill testing include significant negative variances from forecasted sales or operating profits or changes in other circumstances that indicate the carrying amount of goodwill may not be recoverable. We utilize a discounted cash flows model to estimate fair value of a reporting unit. In our estimate of fair value of a reporting unit, the following significant assumptions, and changes therein, are considered:

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

At December 31, 2013, we had $6.3 million of goodwill recorded across 14 reporting units. Significant changes in our assumptions and the related projected cash flows utilized in calculating the reporting unit’s fair value could result in future goodwill impairment related to any of our reporting units. In 2012, we recorded goodwill impairment of $1.9 million related to the reduction in fair value of one reporting unit.

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

Contingencies—We accrue expenses when it is probable that an asset has been impaired or a liability has been incurred and we can reasonably estimate the expense. Contingencies for which we have made accruals include environmental, product liability and certain other legal matters. It is possible that future results of operations for any particular quarter or annual period and our financial condition could be materially affected by changes in assumptions or other circumstances related to these matters. We accrue an estimate of the cost of resolution of these matters and make adjustments to the amounts accrued as circumstances change. We expense legal costs as incurred.

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

Deferred tax assets and liabilities are recognized for the future tax benefits or liabilities attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates would be recognized in income in the period that includes the enactment date. We regularly review our deferred tax assets for recoverability and establish a valuation allowance when we believe that such assets may not be recovered, taking into consideration historical operating results, expectations of future earnings, changes in operations, the expected timing of the reversal of existing temporary differences and available tax planning strategies. Currently, our deferred tax liabilities, which reverse in the same periods and jurisdictions as our deferred tax assets, enable us to partially utilize the deferred tax assets at December 31, 2013, without relying on any projections of future pre-tax income. The balance of these deferred tax assets are covered by a valuation allowance.

Results of Operations

Fiscal 2013 Compared to Fiscal 2012

Continuing Operations

Net sales from continuing operations were $561.5 million in 2013, which were $40.4 million, or approximately 8%, higher than 2012. This increase is primarily due to continued improvement in new residential construction activity along with modest increases in repair and remodel spend, partially offset by a decline in certain storm driven roofing sales.

Sales in the major product categories changed as follows in 2013 from 2012: millwork sales increased 15% to $278.1 million, building product sales declined 2% to $215.4 million, and wood products increased 15% to $68.0 million with a 52% increase in sales of engineered wood products and a 3% increase in sales of other wood products. The decline in building product sales was primarily due to the decrease in our roofing business, which is partially storm driven. Fluctuations across product categories can occur based on general market conditions, new product incentives, promotions, changes in product lines, and commodity pricing, among other things.

Gross margin increased approximately 10% to $111.1 million, or 19.8% of sales, in 2013 as compared to $100.7 million, or 19.3% of sales, in 2012. The higher margin percentage in 2013 reflects changes in the product mix coupled with a concerted effort to increase margins. The pricing environment remains very competitive, which continues to have a mitigating effect on margins.

Operating expenses increased $6.4 million to $104.8 million, or 18.7% of sales, in 2013, compared to $98.4 million, or 18.9% of sales, in 2012. The increase in operating expenses is primarily due to an increase in personnel costs, which increased $5.8 million, principally from increased headcount, general widespread wage increases implemented in 2013, as well as higher variable costs associated with increased sales. We recorded total stock-based compensation expense of $1.0 million in 2013 compared to $0.8 million in 2012. Non personnel expenses were $0.6 million higher in 2013 as compared to 2012.

Our results for the year ended December 31, 2012 included a gain on disposal of capital assets of $2.4 million, primarily from the sale of a previously closed facility. In addition, our results for 2012 included a goodwill impairment charge of $1.9 million.

Net interest expense was $2.6 million in 2013 compared to $2.9 million in 2012. The decrease is primarily due to lower borrowing rates in 2013 versus 2012.

Income tax expense of $0.1 million was recognized for the period ending December 31, 2013. No income tax expense or benefit was recognized for the period ending December 31, 2012.

If, in the future, we generate sufficient earnings in federal and state tax jurisdictions where we have recorded valuation allowances, our conclusion regarding the need for a valuation allowance in these tax jurisdictions could change. Accordingly, it is reasonably possible we could have a reduction of some or a significant portion of our recorded valuation allowance of $30.1 million at December 31, 2013. This determination would be dependent on a number of factors which would include, but not be limited to, our expectation of future taxable income.

As a result of the foregoing factors, we reported income from continuing operations of $3.6 million in 2013 as compared to a loss from continuing operations of $0.1 million in 2012.

Discontinued Operations

We recorded a loss of $0.4 million from discontinued operations in both 2013 and 2012. The loss in both years is due to environmental and related legal expenses.

Fiscal 2012 Compared to Fiscal 2011

Continuing Operations

Net sales from continuing operations were $521.1 million in 2012, which were $41.8 million, or approximately 9%, higher than 2011. This increase is primarily due to higher levels of new residential construction activity along with modest increases in repair and remodel spend, partially offset by a decline in certain storm driven roofing sales.

Sales in the major product categories changed as follows in 2012 from 2011: millwork sales increased 13% to $242.5 million, building product sales increased 4% to $219.6 million, and wood products increased 10% to $59.0 million with a 23% increase in sales of engineered wood products and a 7% increase in sales of other wood products. The increase in building product sales was partially offset by the decrease in our roofing business, which is partially storm driven. Fluctuations across product categories can occur based on new product incentives, promotions, changes in product lines, commodity pricing and weather, among other things.

Gross margin increased approximately 13% to $100.7 million, or 19.3% of sales, in 2012 as compared to $89.2 million, or 18.6% of sales, in 2011. The higher margin percentage in 2012 reflects changes in the product mix coupled with a concerted effort to increase margins. In 2012 and 2011, gross margins continued to be negatively impacted by competitive pricing pressure in the down housing market.

Operating expenses decreased $0.6 million to $98.4 million, or 18.9% of sales, in 2012, compared to $99.0 million, or 20.7% of sales, in 2011. Personnel costs increased slightly as benefits from general widespread wage reductions instituted in December 2011 were offset by higher variable incentive compensation from improved operating results as well as increased medical costs. Non personnel expenses were lower in 2012 as compared to 2011 as benefits from continued cost control efforts were recognized across various general expense categories. We recorded total stock-based compensation expense of $0.8 million in 2012 compared to $0.5 million in 2011.

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

Discontinued Operations

We recorded a loss of $0.4 million from discontinued operations in 2012 compared to loss of $0.5 million in 2011. The loss in both years is due to environmental and related legal expenses.

Liquidity and Capital Resources

We depend on cash flow from operations and funds available under our revolving credit facility to finance seasonal working capital needs, capital expenditures and any acquisitions that we may undertake. Our working capital requirements are generally greatest in the second and third quarters, which reflect the seasonal nature of our business. The second and third quarters are also typically our strongest operating quarters, largely due to more favorable weather throughout many of our markets compared to the first and fourth quarters. We typically generate cash from working capital reductions in the fourth quarter of the year and build working capital during the first quarter in preparation for our second and third quarters. We also maintain significant inventories to meet rapid delivery requirements of our customers and to enable us to obtain favorable pricing, delivery and service terms with our suppliers. At December 31, 2013 and 2012, inventories and accounts receivables constituted approximately 73% and 70% of our total assets, respectively. We also closely monitor operating expenses and inventory levels during seasonally affected periods and, to the extent possible, manage variable operating costs to minimize seasonal effects on our profitability.

Operations—Cash provided by operating activities improved by $5.5 million to $1.2 million in 2013, compared to a $4.3 million usage of cash in 2012. In 2013, our net income increased $3.7 million compared to 2012. Accounts receivable increased by $2.1 million and $2.3 million during 2013 and 2012, respectively. Days sales outstanding (“DSO”) decreased by 0.7 days to 29.6 days at December 31, 2013 from 30.3 days at December 31, 2012 based on annualized fourth quarter sales and quarter ended accounts receivable balances for the respective periods. Inventory increased by $11.7 million in 2013 compared to an increase of $10.2 million in 2012. Our inventory turns decreased to 6.7 turns in 2013 from 7.3 turns in 2012. The increase in inventories at December 31, 2013, is principally due to the inventory build of the Azek decking and trim lines, which the company added in the fourth quarter of 2013, as well as purchases made under other advance buy arrangements and to support anticipated sales growth. Accounts payable increased by $9.1 million during 2013 compared to a $2.9 million increase in the year ago period. The increase in accounts payable is generally due to the timing of payments and the higher inventory levels at December 31, 2013. Days payable outstanding increased to 34.2 at December 31, 2013 from 28.1 at December 31, 2012 based on annualized fourth quarter costs of goods sold and quarter end accounts payable balances for the respective periods.

Investing—Net cash used in investing activities was $2.2 million in 2013, as compared to $1.4 million net cash provided by investing activities in 2012. In 2013, we invested $2.2 million in machinery and equipment at various locations. In 2012, we invested $1.9 million in machinery and equipment at various locations and received $3.3 million in proceeds from the sale of certain real estate from a previously closed facility.

Financing—Cash used in financing activities of $0.7 million in 2013 reflects net debt borrowings of $0.7 million under our credit facility, less payments of $1.0 million for capital lease and other debt obligations, less

$0.4 million for the repurchase of 0.2 million shares of common stock in conjunction with the administration of our 2005 Executive Incentive Compensation Plan. The shares repurchased were retired. Cash provided from financing of $4.5 million in 2012 reflects net debt borrowings of $6.3 million under our credit facility, less payments of $0.7 million for our capital lease and other debt obligations. In addition, in 2012, we repurchased 1.0 million shares of our common stock in a private transaction for $1.1 million.

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

At December 31, 2013, under the credit facility, we had revolving credit borrowings of $59.8 million outstanding at a weighted average interest rate of 2.85%, letters of credit outstanding totaling $3.6 million, primarily for health and workers’ compensation insurance, and $41.2 million of additional committed borrowing capacity. We pay an unused commitment fee in the range of 0.30% to 0.375% per annum. In addition, we had $2.2 million of capital lease and other obligations outstanding at December 31, 2013.

The sole financial covenant in the credit facility is the fixed charge coverage ratio (“FCCR”) which must be tested by us if the excess borrowing availability falls below an amount in the range of $10.0 million to $15.0 million, depending on our borrowing base, and must also be tested on a pro forma basis prior to consummation of certain significant business transactions outside our ordinary course of business, as defined in the agreement. At December 31, 2013, our FCCR was in excess of the 1.25:1.00 covenant requirement. We had $41.2 million of excess borrowing availability at December 31, 2013.

We believe that cash generated from our operations and funds available under the credit facility will provide sufficient funds to meet the operating needs of the business for at least the next twelve months. However, if our availability falls below the required threshold and we do not meet the minimum FCCR, our lenders would have the right, but not the obligation, to terminate the loan commitments and accelerate the repayment of the entire amount outstanding under the credit facility. The lenders could also foreclose on our assets that secure the credit facility. In that event, we would be forced to seek alternative sources of financing, which may not be available on terms acceptable to us, or at all.

Off-Balance Sheet Arrangements

In addition to funds available from operating cash flows and our bank credit facility as described above, we use operating leases as a principal off balance sheet technique. Operating leases are employed as an alternative to purchasing certain property, plant and equipment. Future rental commitments, extending through the year 2020, under all non-cancelable operating leases in effect at December 31, 2013 total $36.6 million.

Commitments and Contingencies

The table below summarizes our contractual obligations as of December 31, 2013 (in millions):

		Payments Due by Period
	Total	2014	2015- 2016	2017- 2018	Beyond 2018
Long-term debt, including current portion (1)	$62.0	$1.2	$0.7	$60.1	$—
Operating lease obligations (2)	36.6	8.8	15.9	9.0	2.9

Total	$98.6	$10.0	$16.6	$69.1	$2.9

(1)	Amounts represent the expected cash payments of our long-term debt and do not include any fair value adjustments.
(2)	Amounts, are net of minimum sublease income

Cautionary Statement Relevant to Forward-looking Information for the Purpose of “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

This Annual Report on Form 10-K and our annual report to stockholders contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “believe,” “estimate,” “project” or similar expressions may identify forward-looking statements, although not all forward-looking statements contain such words. Statements made in this Annual Report on Form 10-K and our annual report to stockholders looking forward in time, including, but not limited to, statements regarding the Company’s current views with respect to financial performance, future growth in the housing market, distribution channels, sales, favorable supplier relationships, inventory levels, the ability to meet customer needs, enhanced competitive posture, no material financial impact from litigation or contingencies, are included pursuant to the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995.

These statements present management’s expectations, beliefs, plans and objectives regarding our future business and financial performance. These forward-looking statements are based on current projections, estimates, assumptions and judgments, and involve known and unknown risks and uncertainties. We disclaim any obligation to publicly update or revise any of these forward-looking statements, whether as a result of new information, future events or otherwise. There are a number of factors that could cause our actual results to differ materially from those expressed or implied in the forward-looking statements. These factors include, but are not limited to those set forth under Item 1A-Risk Factors.

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have exposure to market risk as it relates to effects of changes in interest rates. We had debt outstanding at December 31, 2013 under our credit facility of $59.8 million.

All of our debt under our revolving credit facility accrues interest at a floating rate basis. If market interest rates for LIBOR had been different by an average of 1% for the year ended December 31, 2013, our interest expense and income before taxes would have changed by $0.7 million. These amounts are determined by considering the impact of the hypothetical interest rates on our borrowing cost. This analysis does not consider the effects of any change in the overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management may take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our financial structure.

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

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Huttig Building Products, Inc.:

We have audited the accompanying consolidated balance sheets of Huttig Building Products, Inc. and subsidiary (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Huttig Building Products, Inc. and subsidiary as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

St. Louis, Missouri

February 20, 2014

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2013	2012	2011
	(In millions, except per share data)
Net sales	$561.5	$521.1	$479.3
Cost of sales	450.4	420.4	390.1

Gross margin	111.1	100.7	89.2
Operating expenses	104.8	98.4	99.0
Goodwill impairment	—	1.9	0.4
Gain on disposal of capital assets	—	(2.4)	—

Operating income (loss)	6.3	2.8	(10.2)
Interest expense, net	2.6	2.9	2.8

Income (loss) from continuing operations before income taxes	3.7	(0.1)	(13.0)
Provision (benefit) for income taxes	0.1	—	(0.3)

Net income (loss) from continuing operations	3.6	(0.1)	(12.7)
Net loss from discontinued operations, net of taxes	(0.4)	(0.4)	(0.5)

Net income (loss)	$3.2	$(0.5)	$(13.2)

Net income (loss) from continuing operations per share—basic and diluted	$0.15	$—	$(0.58)
Net loss from discontinued operations per share—basic and diluted	(0.02)	(0.02)	(0.02)

Net income (loss) per share—basic and diluted	$0.13	$(0.02)	$(0.60)

Weighted average shares outstanding:
Basic shares outstanding	22.8	22.9	22.2
Diluted shares outstanding	22.8	22.9	22.2

See notes to consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
	(In millions)
ASSETS
Current Assets:
Cash and equivalents	$0.6	$2.3
Trade accounts receivable, net	43.8	41.7
Inventories	66.7	55.0
Other current assets	7.2	7.3

Total current assets	118.3	106.3

Property, Plant and Equipment:
Land	4.3	4.3
Building and improvements	24.2	23.8
Machinery and equipment	34.2	31.2

Gross property, plant and equipment	62.7	59.3
Less accumulated depreciation	46.1	43.7

Property, plant and equipment, net	16.6	15.6

Other Assets:
Goodwill	6.3	6.3
Other	1.9	2.2
Deferred income taxes	7.9	7.1

Total other assets	16.1	15.6

Total Assets	$151.0	$137.5

See notes to consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
	(In millions)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$1.2	$0.6
Trade accounts payable	40.3	31.2
Deferred income taxes	7.9	7.1
Accrued compensation	3.5	4.1
Other accrued liabilities	13.1	14.3

Total current liabilities	66.0	57.3

Non-current Liabilities:
Long-term debt, less current maturities	60.8	59.2
Other non-current liabilities	1.3	1.9

Total non-current liabilities	62.1	61.1

Shareholders’ Equity:
Preferred shares; $.01 par (5,000,000 shares authorized)	—	—
Common shares; $.01 par (50,000,000 shares authorized:
24,317,192 shares issued and outstanding at December 31, 2013 and 23,920,195 at December 31, 2012)	0.2	0.2
Additional paid-in capital	39.8	39.2
Accumulated deficit	(17.1)	(20.3)

Total shareholders’ equity	22.9	19.1

Total Liabilities and Shareholders’ Equity	$151.0	$137.5

See notes to consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Shares Outstanding, at Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity
	(In millions)
Balance at January 1, 2011	$0.2	$39.0	$(6.6)	$32.6
Net loss and comprehensive loss			(13.2)	(13.2)
Stock compensation expense		0.5		0.5

Balance at December 31, 2011	0.2	39.5	(19.8)	19.9

Net loss and comprehensive loss			(0.5)	(0.5)
Repurchase of shares of common stock		(1.1)		(1.1)
Stock compensation expense		0.8		0.8

Balance at December 31, 2012	0.2	39.2	(20.3)	19.1

Net income and comprehensive income			3.2	3.2
Repurchase of shares of common stock		(0.4)		(0.4)
Stock compensation expense		1.0		1.0

Balance at December 31, 2013	$0.2	$39.8	$(17.1)	$22.9

See notes to consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012	2011
	(In millions)
Cash Flows From Operating Activities:
Net Income (loss)	$3.2	$(0.5)	$(13.2)
Adjustments to reconcile net loss to cash used in operations:
Net loss from discontinued operations	0.4	0.4	0.5
Depreciation and amortization	2.8	2.7	2.8
Non-cash interest expense	0.3	0.4	0.4
Stock compensation expense	1.0	0.8	0.5
Impairment of goodwill	—	1.9	0.4
Gain on disposal of capital assets	—	(2.4)	—
Changes in operating assets and liabilities:
Trade accounts receivable	(2.1)	(2.3)	(2.3)
Inventories	(11.7)	(10.2)	1.4
Trade accounts payable	9.1	2.9	2.2
Other	(1.8)	2.0	(0.8)

Net cash provided by (used in) operating activities	1.2	(4.3)	(8.1)

Cash Flows From Investing Activities:
Capital expenditures	(2.2)	(1.9)	(2.0)
Proceeds from disposition of capital assets	—	3.3	—

Cash (used in) provided by investing activities	(2.2)	1.4	(2.0)

Cash Flows From Financing Activities:
Payments of long term debt and revolving credit debt agreements	(156.7)	(143.9)	(132.9)
Borrowings of long term debt and revolving credit debt agreements	157.4	150.2	143.2
Repayments of capital lease and other obligations	(1.0)	(0.7)	(0.3)
Repurchase of shares of common stock	(0.4)	(1.1)	—

Cash (used in) provided by financing activities	(0.7)	4.5	10.0

Net (decrease) increase in cash and equivalents	(1.7)	1.6	(0.1)
Cash and equivalents, beginning of period	2.3	0.7	0.8

Cash and equivalents, end of period	$0.6	$2.3	$0.7

Supplemental Disclosure of Cash Flow Information:
Interest paid	$2.3	$2.5	$2.4
Non-cash financing activities:
Assets acquired with debt obligations	2.5	0.9	0.5
Debt issuance costs financed	0.1	0.7	—

See notes to consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

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

Inventory—Inventories are valued at the lower of cost or market. The Company’s entire inventory is comprised of finished goods. The Company reviews inventories on hand and records a provision for slow-moving and obsolete inventory. The provision for slow-moving and obsolete inventory is based on historical and expected sales. Approximately 86% of inventories were determined by using the LIFO (last-in, first-out) method of inventory valuation as of December 31, 2013 and December 31, 2012. The balance of all other inventories is determined by the average cost method, which approximates costs on a FIFO (first-in, first-out) method. The FIFO cost would be higher than the LIFO valuation by $11.7 million at December 31, 2013 and $10.5 million at December 31, 2012.

Supplier Rebates—The Company enters into agreements with certain vendors providing for inventory purchase based rebates upon purchasing volumes. The Company accrues the receipt of rebates base on purchases and records vendor rebates as a reduction of the cost of inventory purchased.

Property, Plant and Equipment—Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets and is charged to operating expenses. Buildings and improvements lives range from 3 to 25 years. Machinery and equipment lives range from 3 to 10 years. The Company recorded depreciation expense of $2.7 million, $2.6 million and $2.7 million in 2013, 2012 and 2011, respectively.

Goodwill—Goodwill for each reporting unit is reviewed for impairment annually or more frequently if certain indicators arise. The Company also reassesses useful lives of previously recognized intangible assets. The Company first assesses the qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. The Company does not calculate the fair value of a reporting unit unless it determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. If the two-step quantitative test is deemed necessary, the Company calculates the fair value using multiple assumptions of its future operations to determine future discounted cash flows including but not limited to such factors as sales levels, gross margin rates, capital requirements and discount rates. The carrying value of goodwill is considered impaired when a reporting unit’s fair value is less than its carrying value. In that event, goodwill impairment is recognized to the extent recorded goodwill exceeds the implied fair value of that goodwill. As the Company continues to face a challenging housing environment and general uncertainty in the U.S. economy, its assumptions may change significantly in the future resulting in further goodwill impairments in future periods. See Note 2, “Goodwill and Other Intangible Assets” for additional information.

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

Shipping and Handling—Costs associated with shipping and handling products to the Company’s customers are charged to operating expense. Shipping and handling costs were $28.4 million, $26.9 million and $27.2 million in 2013, 2012 and 2011, respectively.

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

Net Income (Loss) Per Share—Basic net income (loss) per share is computed by dividing income available to common stockholders by weighted average shares outstanding. Diluted net income (loss) per share reflects the effect of all other potentially dilutive common shares using the treasury stock method. See Note 11, “Basic and Diluted Net Income (Loss) Per Share” for additional information.

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

Concentration of Credit Risk—The Company is engaged in the distribution of building materials throughout the United States. The Company grants credit to customers, substantially all of whom are dependent upon the construction sector. The Company periodically evaluates its customers’ financial condition but does not generally require collateral. A significant portion of our sales are concentrated with a relatively small number of our customers. Our top ten customers represented 38% of our sales in 2013. In 2013, 2012, and 2011, the Company had a single customer representing 12%, 12% and 11% of total sales, respectively. This customer is a buying group for multiple building material dealers.

Segments—ASC 280, “Segment Reporting”, defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. At December 31, 2013 and 2012, under the definition of a segment, each of our branches is considered an operating segment of our business. Under ASC 280, operating segments may be aggregated if the operating segments have similar economic characteristics and if the nature of the products, distribution methods, customers and regulatory environments are similar. The Company has aggregated its branches into one reporting segment, consistent with ASC 280.

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

ASC 350 prescribes a two-step process for impairment testing of goodwill. During the fourth quarter of 2013 and 2012, the Company performed the annual test for impairment of its reporting units. In 2012, the Company experienced lower than anticipated sales trends and operating income at one reporting unit. After performing the first step of the impairment test, we determined the carrying amounts of goodwill in our one reporting unit exceeded fair value. As a result, we performed the second step and determined that the goodwill was impaired by approximately $1.9 million. In 2011, the Company recorded goodwill impairment of $0.4 million related to the reduction in fair value of two reporting units. The following table summarizes goodwill activity for the three years ended December 31, 2012 (in millions):

	Goodwill	Accumulated Impairments	Goodwill, Net
Balance at January 1, 2011	$18.1	$(9.5)	$8.6
Impairments in 2012	—	(0.4)	(0.4)

Balance at December 31, 2011	18.1	(9.9)	8.2
Impairments in 2012	—	(1.9)	(1.9)

Balance at December 31, 2012	18.1	(11.8)	6.3
No activity in 2013	—	—	—

Balance at December 31, 2013	$18.1	$(11.8)	$6.3

	Cost		Accumulated Amortization
	2013	2012	2013	2012
Amortizable intangible assets: (1)
Customer relationships	$1.4	$1.4	$0.7	$0.6

(1)	Amortizable intangible assets are included in “Other Assets”.

The Company recorded amortization expense of $0.1 million for the years ended December 31, 2013, 2012 and 2011. The Company expects to record amortization expense for its existing intangible assets of approximately $0.1 million in each year 2014 through 2018, and in total, approximately $0.2 million thereafter.

3.    ALLOWANCE FOR DOUBTFUL ACCOUNTS

The allowance for doubtful accounts consisted of the following (in millions):

	December 31,
	2013	2012	2011
Balance at beginning of year	$0.6	$0.5	$0.7
Provision charged to expense	—	0.6	0.7
Write-offs, less recoveries	—	(0.5)	(0.9)

Balance at end of year	$0.6	$0.6	$0.5

The Company recorded bad debt expense of 0.0%, 0.1%, and 0.1% of net sales in 2013, 2012, 2011, respectively.

4.    LONG-TERM DEBT

Debt consisted of the following (in millions):

	December 31,
	2013	2012
Revolving credit facility	$59.8	$59.1
Other obligations	2.2	0.7

Total debt	62.0	59.8
Less current portion	1.2	0.6

Long-term debt	$60.8	$59.2

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

At December 31, 2013, under the credit facility, the Company had revolving credit borrowings of $59.8 million outstanding at a weighted average interest rate of 2.85%, letters of credit outstanding totaling $3.6 million, primarily for health and workers’ compensation insurance, and $41.2 million of additional committed borrowing capacity. The Company pays an unused commitment fee in the range of 0.30% to 0.375% per annum. In addition, the Company had $2.2 million of capital lease and other obligations outstanding at December 31, 2013.

The sole financial covenant in the credit facility is the fixed charge coverage ratio (“FCCR”) which must be tested by us if the excess borrowing availability falls below an amount in the range of $10.0 million to $15.0 million, depending on our borrowing base, and must also be tested on a pro forma basis prior to consummation of certain significant business transactions outside our ordinary course of business, as defined in the agreement. At December 31, 2013, the Company’s FCCR was in excess of the 1.25:1.00 covenant requirement. The Company had $41.2 million of excess borrowing availability at December 31, 2013.

Huttig believes that cash generated from our operations and funds available under the credit facility will provide sufficient funds to meet the operating needs of the business for at least the next twelve months. However, if Huttig’s availability falls below the required threshold and the Company does not meet the minimum FCCR, our lenders would have the right, but not the obligation, to terminate the loan commitments and accelerate the repayment of the entire amount outstanding under the credit facility. The lenders could also foreclose on Huttig’s assets that secure the credit facility. In that event, Huttig would be forced to seek alternative sources of financing, which may not be available on terms acceptable to the Company, or at all.

Maturities—At December 31, 2013, the aggregate scheduled maturities of debt are as follows (in millions):

2014	$1.2
2015	0.4
2016	0.3
2017	60.0
2018	0.1

Total	$62.0

The fair value of long-term debt, as calculated using the aggregate cash flows from principal and interest payments over the life of the debt, was approximately $59.8 million and $59.1 million at December 31, 2013 and 2012, respectively, based upon a discounted cash flow analysis using current market interest rates. The fair value measurement inputs for long-term debt are classified as Level 3 (unobservable inputs) in the valuation hierarchy as defined by ASC 820, “Fair Value Measurements and Disclosures”.

5.    PREFERRED SHARE PURCHASE RIGHTS

The Company has authorized 5.0 million shares of $0.01 par value preferred stock, of which 250,000 shares have been designated as Series A Junior Participating Preferred Stock.

6.    OTHER ACCRUED LIABILITIES

The Company has other accrued liabilities at December 31, 2013 and December 31, 2012 of $13.1 million and $14.3 million, respectively. Liabilities for self-insurance accruals were $3.5 million and $4.5 million, amounts due for sales incentive programs were $3.6 million and $3.1 million and deferred rent was $1.3 million and $1.5 million at December 31, 2013 and 2012, respectively.

7.    COMMITMENTS AND CONTINGENCIES

The Company leases certain of its vehicles, equipment and distribution facilities from various third parties with non-cancelable operating leases with various terms. Certain leases contain renewal or purchase options. Future minimum payments, by year, and in the aggregate, under these leases with initial terms of one year or more consisted of the following at December 31, 2013 (in millions):

	Non- cancelable Operating Leases	Minimum Sublease Income	Net
2014	$10.3	$(1.5)	$8.8
2015	10.0	(1.4)	8.6
2016	7.6	(0.3)	7.3
2017	5.2	—	5.2
2018	3.8	—	3.8
Thereafter	2.9	—	2.9

Total minimum lease payments	$39.8	$(3.2)	$36.6

Operating lease obligations expire in varying amounts through 2020. Rental expense for all operating leases was $12.9 million, $13.6 million and $14.8 million in 2013, 2012 and 2011, respectively. Sublease income was $0.7 million, $0.6 million and $0.9 million in 2013, 2012 and 2011, respectively. Operating lease expense in 2011 is net of a one-time $0.9 million payment to the Company to relinquish lease rights to a long term operating lease.

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

In 1995, Huttig was identified as a potentially responsible party in connection with the cleanup of contamination at a formerly owned property in Montana that was used for the manufacture of wood windows. Huttig is voluntarily remediating this property under the oversight of and in cooperation with the Montana Department of Environmental Quality (Montana DEQ) and are complying with a 1995 unilateral administrative order of the Montana DEQ to complete a remedial investigation and feasibility study. The remedial investigation was completed by Huttig and approved in 1998 by the Montana DEQ, which has also issued its final risk assessment of this property. Since 1998 Huttig has remained in active discussions with the Montana DEQ, expanded the remedial investigation where warranted, implemented voluntary interim cleanup actions, conducted pilot tests, and tested remedial technologies in the field. Huttig is currently working with the Montana DEQ to develop a final feasibility study which will present and evaluate several potential remedies. The Montana DEQ is ultimately expected to publicize a final remedy for public comment. After consideration of public comments, the Montana DEQ will then publish a record of decision and negotiate with Huttig for an administrative order of consent on the implementation of the final remedy. Huttig spent less than $0.5 million on costs related to this site in each of the years ended December 31, 2013, 2012 and 2011. The annual level of future remediation expenditures is difficult to estimate because of the uncertainty relating to the final remedy to be selected by the Montana DEQ. As of December 31, 2013, the Company has accrued $0.6 million for future costs of remediating this site, which management believes represents a reasonable estimate based on current facts and circumstances and the currently expected costs of remediation. Until the Montana DEQ selects a final remedy, however, management cannot estimate the top of the range of loss or cost to Huttig of the final remediation order. As a result, the Company may incur material adverse effect on the consolidated financial statements in the future with respect to this property.

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

Defined Benefit Plans—The Company participates in several multi-employer pension plans that provide benefits to certain employees under collective bargaining agreements. The risks of participating in these multi-

employer plans are different from single-employer plans in the following aspects: 1) assets contributed to the multi-employer plan by one employer may be used to provide benefits to employees of other participating employers 2) if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers, and 3) if the Company chooses to stop participating in some of its multi-employer plans, the Company may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability. Total contributions to these plans were $0.6 million in the year ended 2013 and $0.5 million in each of the years ended 2012 and 2011. A majority of the contributions are to the Western Conference of Teamsters Pension Plan. The Company does not contribute more than 5 percent of total contributions for any of these multi-employer pension plans. The Company’s participation in the multi-employer pension plans for the year ended December 31, 2013 is outlined in the table below.

Legal Name of Plan	EIN—Plan Number	Pension Protection Act Zone Status	Financial Improvement Plan	Surcharge Imposed	Expiration Date of Collective- Bargaining Agreement	12/31/2013 Company Participants
Western Conference of Teamsters Pension Plan	91-6145047 - 001	Funded > 80%	No	No	6/30/2014 to	85
					4/30/2015
Southern California Lumber Industry Retirement Fund	95-6035266 - 001	Funded > 80%	No	No	6/30/2014	12
Central States, Southeast and Southwest Areas Pension Plan	36-6044243 - 001	Funded < 65%	Implemented	Yes	3/31/2016	4

9.    STOCK AND INCENTIVE COMPENSATION PLANS

EVA Incentive Compensation Plan

The Company’s EVA Incentive Compensation Plan is intended to maximize shareholder value by aligning management’s interests with those of shareholders by rewarding management for sustainable and continuous improvement in operating results. The Company recorded $0.8 million, $1.3 million and $0.4 million in expense related to this plan in the years ended December 31, 2013, 2012 and 2011, respectively.

2005 Executive Incentive Compensation Plan

Under the Company’s 2005 Executive Incentive Compensation Plan, which was adopted in 2005 and subsequently amended in 2007, 2009, and 2012 (“2005 Plan”), incentive awards of up to 6,125,000 shares of common stock may be granted. In addition, upon adoption of this plan, no further awards may be issued under either the 1999 Stock Incentive Plan or the 2001 Stock Incentive Plan; however, shares forfeited under those plans are available for subsequent issuance under this 2005 Plan. The 2005 Plan allows the Company to grant awards to key employees, including restricted stock awards and stock options, subject primarily to the requirement of continued employment. The awards for the 2005 Plan are available for grant over a ten-year period unless terminated earlier by the Board of Directors. No options were issued in 2013, 2012 or 2011. The Company granted 570,680, 970,250, and 1,149,750 shares of restricted stock in 2013, 2012, and 2011, respectively. No monetary consideration is paid to the company by employees who receive restricted stock. The restricted shares vest ratably over three years. Restricted stock can be granted with or without performance restrictions.

2005 Non-Employee Directors’ Restricted Stock Plan

Under the Company’s 2005 Non-Employee Directors’ Restricted Stock Plan, which was adopted in 2005 and subsequently amended in 2007, 2009, and 2012, incentive awards of up to 575,000 shares of common stock may be granted. The awards for this plan are available for grant over a ten-year period unless terminated earlier by the Board of Directors. The Company granted 34,818, 78,064, and 52,500 restricted stock units in 2013, 2012, and 2011, respectively. These grants vest approximately one year later on the date of the following annual shareholders’ meeting.

Accounting For Stock-Based Compensation

The Company recognized approximately $1.0 million, $0.8 million, and $0.5 million in non-cash stock compensation expense for restricted stock awards in 2013, 2012 and 2011, respectively.

At December 31, 2013, the Company had 2,062,273 shares available under all of the stock compensation plans. On January 28, 2014, the Company issued 456,253 restricted shares.

Stock Options

The fair value of each option award is estimated as of the date of grant using the Black-Scholes option pricing model. The Company has not granted stock options in 2013, 2012 or 2011.

The following table summarizes the stock option transactions pursuant to the Company’s stock incentive plans for the three years ended December 31, 2013:

	Shares (000’s)	Weighted Average Exercise Price Per Share	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (000’s)	Average Remaining Vesting Period (months)	Unrecognized Compensation Expense (000’s)
Options Outstanding at January 1, 2011	251	$7.81
Granted	—	—
Exercised	—	—
Forfeited	(40)	4.34

Options Outstanding at December 31, 2011	211	8.47
Granted	—	—
Exercised	—	—
Forfeited	(6)	9.13

Options Outstanding at December 31, 2012	205	8.46
Granted	—	—
Exercised	—	—
Forfeited	(18)	9.01

Options Outstanding at December 31, 2013	187	$8.40	1.2	—	—	$—

Exercisable at December 31, 2013	187	$8.40	1.2	—	N/A	N/A

The following table summarizes information about stock options outstanding at December 31, 2013:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
Range of Exercise Price	Number Outstanding (000’s)	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable (000’s)	Weighted Average Exercise Price
$7.23	76	0.3	$7.23	76	$7.23
$8.78	71	2.1	8.78	71	8.78
$9.12	5	1.6	9.12	5	9.12
$10.09	35	1.3	10.09	35	10.09

Total	187	1.2	$8.40	187	$8.40

Restricted Stock and Restricted Stock Units

Restricted stock grants are recorded as unearned compensation on the date of grant in additional paid in capital at fair market value. The unearned compensation is being amortized to expense over the respective vesting periods.

The following summary presents the information regarding the restricted stock and restricted stock units for the three years ended December 31, 2013:

	Shares (000’s)	Weighted Average Grant Date Fair Value	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (000’s)	Average Remaining Vesting Period (months)	Unrecognized Compensation Expense (000’s)
Outstanding at January 1, 2011	1,420	$1.09
Granted	1,202	0.75
Restricted stock vested	(568)	1.21
Forfeited	(17)	1.37

Outstanding at December 31, 2011	2,037	0.85
Granted	1,048	0.87
Restricted stock vested	(854)	0.71
Forfeited	(65)	0.71

Outstanding at December 31, 2012	2,166	0.92
Granted	605	2.35
Restricted stock vested	(947)	0.75
Forfeited	(16)	1.09

Outstanding at December 31, 2013	1,808	$1.48	8.1	$6,946	7.6	$1,314

Restricted stock units vested at December 31, 2013	208	$2.28	6.4	$803	N/A	N/A

10.    INCOME TAXES

The provision for income taxes, relating to continuing operations, is composed of the following (in millions):

	2013	2012	2011
Current:
U.S. Federal benefit	$—	$(0.1)	$(0.1)
State and local tax (benefit)	0.1	0.1	(0.2)

Total current	0.1	—	(0.3)

Deferred:
U.S. Federal tax (benefit)	—	—	—
State and local tax	—	—	—

Total deferred	—	—	—

Total income benefit	$0.1	$—	$(0.3)

A reconciliation of income taxes based on the application of the statutory federal income tax rate to income taxes as set forth in the consolidated statements of operations follows:

	2013	2012	2011
Federal statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in taxes resulting from:
State and local taxes	2.0	2.0	2.0
Contingency accrual adjustment	(1.2)	—	2.6
Change in valuation allowance	(42.8)	96.6	(35.5)
Nondeductible items	5.9	(121.2)	(1.5)
Other, net	3.8	(12.4)	(0.3)

Effective income tax rate	2.7%	—%	2.3%

In 2013, the Company recorded income from continuing operations before income taxes of $3.7 million. In 2012 and 2011, the Company recorded a loss from continuing operations before income taxes of $0.1 million and $13.0 million, respectively. The Company has recorded a decrease in the valuation allowance of $1.5 million for the year ended December 31, 2013 and an decrease of $0.1 million for the year ended December 31, 2012.

Deferred income taxes at December 31, 2013 and 2012 are comprised of the following (in millions):

	2013		2012
	Assets	Liabilities	Assets	Liabilities
Property, plant and equipment	$1.3	$—	$1.0	$—
Goodwill	1.0	—	1.2	—
Employee benefits related	2.0	—	2.3	—
Inventories	0.6	—	0.9	—
LIFO		8.2	—	7.4
Insurance related	1.0	—	1.1	—
Other accrued liabilities	1.2	—	0.9	—
Accounts receivables	0.2	—	0.3	—
Income tax loss carryforwards	31.1	—	31.3	—
Other	0.5	0.6	0.6	0.6

Gross deferred tax assets and liabilities	38.9	8.8	39.6	8.0
Valuation allowance	(30.1)	—	(31.6)	—

Total	$8.8	$8.8	$8.0	$8.0

Huttig has gross deferred tax assets of $38.9 million and a valuation allowance of $30.1 million netting to deferred tax assets of $8.8 million at December 31, 2013. After classifying $0.9 of short-term deferred tax assets with short-term deferred tax liabilities, the Company has current deferred tax liabilities of $7.9 million at December 31, 2013. The Company expects its deferred tax liabilities to be settled with utilization of its deferred tax assets. The deferred tax liabilities enable the Company to partially utilize the deferred tax assets at December 31, 2013 and the balance of the deferred tax assets are covered by the Company’s valuation allowance. The Company is not relying on future pre-tax income at December 31, 2013 to support the utilization of the deferred tax assets.

The Company has both federal and state tax loss carryforwards reflected above. The Company’s federal tax loss carryforwards of approximately $69 million will begin to expire in 2028. The state tax loss carryforwards have expiration dates from 2014 to 2033. The total deferred income tax assets (liabilities) as presented in the accompanying consolidated balance sheets are as follows (in millions):

	2013	2012
Net current deferred taxes	$(7.9)	$(7.1)
Net long-term deferred taxes	7.9	7.1

Huttig is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through 2008. Open tax years related to state jurisdictions remain subject to examination but are not considered material. The Company has no material uncertain tax positions at December 31, 2013.

11.    BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

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

	2013	2012	2011
Earnings allocated to participating shareholders	$0.2	$—	$—
Number of participating securities	1.7	2.0	2.3

The diluted earnings per share calculations include the effect of the assumed exercise using the treasury stock method for both stock options and unvested restricted stock units, except when the effect would be anti-dilutive. The following table presents the number of common shares used in the calculation of net income per share from continuing operations for the periods ended December 31, 2013 and December 31, 2012.

	2013	2012	2011
Weighted-average number of common shares-basic	22.8	22.9	22.1
Dilutive potential common shares	—	—	—

Weighted-average number of common shares-dilutive	22.8	22.9	22.1

The calculation of diluted earnings per common share for both the years ended December 31, 2013 and December 31, 2012 excludes the impact of antidilutive stock options and restricted stock units. The Company had 0.2 million stock options outstanding at December 31, 2013 which were all antidilutive.

12.    SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table provides selected consolidated financial information from continuing operations on a quarterly basis for each quarter of 2013 and 2012. The Company’s business is seasonal and particularly sensitive to weather conditions. Interim amounts are therefore subject to significant fluctuations (in millions, except per share data).

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2013
Net sales	$124.5	$148.9	$153.3	$134.8	$561.5
Gross margin	23.1	29.8	30.8	27.4	111.1
Operating expenses	24.5	26.2	27.0	27.1	104.8
Operating income (loss )	(1.4)	3.6	3.8	0.3	6.3
Net income (loss) from continuing operations	(2.0)	2.8	3.2	(0.4)	3.6
Net loss from discontinued operations	—	(0.2)	(0.2)	—	(0.4)
Net income (loss) per share—Diluted
Net income (loss) from continuing operations	$(0.09)	$0.11	$0.13	$(0.02)	$0.15
Net loss from discontinued operations	—	—	(0.01)	—	(0.02)

Net income (loss)	$(0.09)	$0.11	$0.12	$(0.02)	$0.13

2012
Net sales	$116.6	$137.8	$141.1	$125.6	$521.1
Gross margin	21.4	27.3	27.6	24.4	100.7
Operating expenses	23.5	24.8	25.6	24.5	98.4
Goodwill impairment	—	—	—	1.9	1.9
Gain on disposal of capital assets	—	—	(2.4)	—	(2.4)
Operating income (loss )	(2.1)	2.5	4.4	(2.0)	2.8
Net income (loss) from continuing operations	(2.8)	1.7	3.7	(2.7)	(0.1)
Net loss from discontinued operations	(0.1)	(0.1)	(0.1)	(0.1)	(0.4)
Net income (loss) per share—Diluted
Net income (loss) from continuing operations	$(0.12)	$0.07	$0.15	$(0.12)	$—
Net loss from discontinued operations	(0.01)	—	(0.01)	(0.01)	(0.02)

Net income (loss)	$(0.13)	$0.07	$0.14	$(0.13)	$(0.02)

13.    DISCONTINUED OPERATIONS

The discontinued operations of the Company had no sales in 2013, 2012 or 2011. In 2013 and 2012, loss from discontinued operation of $0.4 million was recorded in each year. In 2011, loss from discontinued operations of $0.5 million was recorded. The loss in the three years is related to environmental and legal expenses related to the formerly owned property in Montana.

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

ITEM 9A—CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures—The Company, under the supervision and with the participation of our Disclosure Committee and management, including our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective as of December 31, 2013 in all material respects in (a) causing information required to be disclosed by us in reports that we file or submit under the Securities and Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (b) causing such information to be accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control on financial reporting during the Company’s fiscal fourth quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management’s Report on Internal Control Over Financial Reporting—The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of Huttig Building Products, Inc.’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors. Based on our evaluation under the framework in Internal Control—Integrated Framework (1992), our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

ITEM 9B—OTHER INFORMATION

NONE

PART III

ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding executive officers and directors of Huttig is set forth in the Company’s definitive proxy statement for its 2014 Annual Meeting of Stockholders (the “2014 Proxy Statement”) under the caption “Executive Officers” and “Election of Directors”, respectively, and is incorporated herein by reference. Information regarding Section 16(a) beneficial ownership reporting compliance is set forth in the 2014 Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

The information regarding the Company’s “audit committee financial expert” and identification of the members of the Audit Committee of the Company’s Board of Directors is set forth in the 2014 Proxy Statement under the caption “Board Committees” and is incorporated herein by reference.

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

ITEM 11—EXECUTIVE COMPENSATION

The information required by Item 11 is set forth in the 2014 Proxy Statement under the captions “Board of Directors and Committees of the Board of Directors,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Report on Executive Compensation by the Management Organization and Compensation Committee of the Company” and is incorporated herein by reference.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except as set forth below, the information required by Item 12 is set forth in the 2014 Proxy Statement under the captions “Beneficial Ownership of Common Stock by Directors and Management” and “Principal Stockholders of the Company,” and is incorporated herein by reference.

Equity Compensation Plan Information

The following table presents information, as of December 31, 2013, for equity compensation plans under which Huttig’s equity securities are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	187,250	(1)	$8.40	—
Equity compensation plans not approved by security holders	—		N/A	2,062,273

Total	187,250		$8.46	2,062,273

(1)	All of these securities have been issued under equity compensation plans approved by the shareholders at December 31, 2013.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is set forth in the 2014 Proxy Statement under the caption “Certain Relationships and Related Transactions and Director Independence,” and is incorporated herein by reference.

ITEM 14—PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is set forth in the 2014 Proxy Statement under the caption “Principal Accounting Firm Services and Fees,” and is incorporated herein by reference.

PART IV

ITEM 15—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

1. Financial	Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2013 and 2012

Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2013, 2012 and 2011

Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011

Notes to Consolidated Financial Statements

2. Exhibits:

Exhibit Index

3.1	Restated Certificate of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to the Form 10 filed with the Commission on September 21, 1999.)

3.2	Amended and Restated Bylaws of the Company as amended as of September 26, 2007. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 28, 2007.)

4.1	Certificate of Designations of Series A Junior Participating Preferred Stock of the Company. (Incorporated by reference to Exhibit 4.6 to the 1999 Form 10-K.)

10.1	Tax Allocation Agreement by and between Crane and the Company dated December 16, 1999. (Incorporated by reference to Exhibit 10.1 to the 1999 Form 10-K.)

10.2	Employee Matters Agreement between Crane and the Company dated December 16, 1999. (Incorporated by reference to Exhibit 10.2 to the 1999 Form 10-K.)

*10.3	1999 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.5 to Amendment No. 4 to the Form 10 filed with the Commission on December 6, 1999.)

*10.4	Form of Stock Option Agreement under the Company’s 1999 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.6 to the 1999 Form 10-K.)

*10.5	Amended and Restated 2001 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.)

*10.6	Form of Stock Option Agreement under the Company’s 2001 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (the “2001 Form 10-K”).)

*10.7	Form of Indemnification Agreement for Executive Officers and Directors. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 4, 2005.)

10.8	Joint Defense Agreement dated January 19, 2005, between the Company and The Rugby Group Ltd. and Rugby IPD Corp (Incorporated herein by reference to Exhibit 10.29 to the 2004 Form 10-K)

*10.9	Amendment No. 1 to 1999 Stock Incentive Plan (Incorporated by reference to Exhibit 10.35 to the Company’s Form 10-K/A (Amendment No. 1) filed with the Commission on August 8, 2005)

*10.10	Amendment No. 1 to Amended and Restated 2001 Stock Incentive Plan (Incorporated by reference to Exhibit 10.36 to the Company’s Form 10-K/A (Amendment No. 1) filed with the Commission on August 8, 2005)

*10.11	EVA Incentive Compensation Plan (as amended effective January 1, 2004) (Incorporated by reference to Exhibit 10.38 to the Company’s Form 10-K/A (Amendment No. 2) filed with the Commission on October 17, 2005)

*10.12	2005 Executive Incentive Compensation Plan, Third Amendment and Restatement Effective February 21, 2012 (Incorporated by reference to Exhibit 10.1 to the Company’s Form S-8 Registration Statement filed with the Commission on February 21, 2012)

*10.13	2005 Nonemployee Directors’ Restricted Stock Plan, Second Amendment and Restatement Effective February 21, 2012 (Incorporated by reference to Exhibit 10.2 to the Company’s Form S-8 Registration Statement filed with the Commission on February 21, 2012)

*10.14	Form of Restricted Stock Agreement under 2005 Executive Incentive Compensation Plan (Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2005)

*10.15	Form of Stock Option Agreement under 2005 Executive Compensation Plan (Incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2005)

*10.16	Form of Restricted Stock Unit Agreement under the 2005 Nonemployee Directors’ Restricted Stock Plan (Incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)

*10.17	EVA Executive Incentive Plan for the year 2013

*10.18	Amended and Restated Executive Agreement between Huttig Building Products, Inc. and Jon Vrabely effective as of June 24, 2008 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2008)

*10.19	Amendment No.1 to Amended and Restated Executive Agreement between the Company and Jon P. Vrabely effective September 28, 2009 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009)

*10.20	Form of Letter Amendment to Change in Control Agreements (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30,2011)

*10.21	Amendment No. 2 to Amended and Restated Executive Agreement between the Company and Jon P. Vrabely effective as of April 12, 2010 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2010.)

*10.22	Amendment No. 3 to Amended and Restated Executive Agreement between the Company and Jon P. Vrabely effective As of November 21, 2011 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q For the quarter ended September 30, 2011.)

*10.23	Amendment No. 4 to Amended and Restated Executive Agreement between the Company and Jon P. Vrabely effective as of September 23, 2013

10.24	Amended and Restated Revolving Credit Agreement dated as of September 3, 2010, among the Company, Huttig Inc., General Electric Capital Corporation, as agent, co-syndication agent and lender and the other lenders signatory thereto From time to time (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 10, 2010)

10.25	First Amendment to Amended and Restated Revolving Credit Agreement dated as of October 31, 2011 by and among The Company, Huttig, Inc., General Electric Capital Corporation and Wells Fargo Capital Finance, LLC (Incorporated By reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011)

10.26	Second Amendment to Amended and Restated Credit Agreement dated as of December 21, 2012 by and among the Company, Huttig, Inc., General Electric Capital Corporation and the other lenders signatory thereto (Incorporated by reference to Exhibit10.1 to the Company’s Form 8-K filed on December 21, 2012)

21.1	Subsidiaries

23.1	Consent of KPMG LLP, independent registered public accounting firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUTTIG BUILDING PRODUCTS, INC.

By:	/s/ Jon P. Vrabely
President and Chief Executive Officer

Date: February 20, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jon P. Vrabely Jon P. Vrabely	President, Chief Executive Officer and Director (Principal Executive Officer)	February 20, 2014

/s/ Philip W. Keipp Philip W. Keipp	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 20, 2014

/s/ R.S. Evans	Chairman of the Board	February 20, 2014
R. S. Evans

/s/ E. Thayer Bigelow	Director	February 20, 2014
E. Thayer Bigelow

/s/ Richard S. Forté	Director	February 20, 2014
Richard S. Forté

/s/ Donald L. Glass	Director	February 20, 2014
Donald L. Glass

/s/ J. Keith Matheney	Director	February 20, 2014
J. Keith Matheney

/s/ Delbert H. Tanner	Director	February 20, 2014
Delbert H. Tanner

SHAREHOLDER INFORMATION	BOARD OF DIRECTORS	EXECUTIVE OFFICERS
Corporate Headquarters 555 Maryville University Drive Suite 400 St. Louis, MO 63141 314-216-2600 314-216-2601 (fax)	R. S. Evans Chairman of the Board Executive Committee Nominating & Governance Committee (Chairman)	Jon P. Vrabely

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
The Annual Meeting of Shareholders April 28, 2014 2:00 PM (ET) 200 First Stamford Place First Floor Conference Room Stamford, CT 05902

Certifications

The Chief Executive Officer and Chief Financial Officer filed certifications with SEC regarding the quality of our public disclosure. These certifications can be found as Exhibits 31.1 and 31.2 to our Form 10-K for the fiscal year ended December 31, 2013.