Form 10-Q
period 2014-03-31
HUTTIG BUILDING PRODUCTS INC
filed 2014-04-25
CIK 1093082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

The number of shares of Common Stock outstanding on March 31, 2014 was 24,578,066 shares.

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(In Millions, Except Per Share Data)

	Three Months Ended
	March 31,
	2014	2013
Net sales	$135.3	$124.5
Cost of sales	108.8	101.4

Gross margin	26.5	23.1
Operating expenses	26.7	24.5

Operating loss	(0.2)	(1.4)
Interest expense, net	0.6	0.6

Loss from continuing operations before income taxes	(0.8)	(2.0)
Provision for income taxes	—	—

Loss from continuing operations	(0.8)	(2.0)
Loss from discontinued operations, net of taxes	(3.2)	—

Net loss	$(4.0)	$(2.0)

Net loss from continuing operations per share—basic and diluted	$(0.03)	$(0.09)
Net loss from discontinued operations per share—basic and diluted	(0.14)	—

Net loss per share—basic and diluted	$(0.17)	$(0.09)

Weighted average shares outstanding:
Basic shares outstanding	23.3	22.6
Diluted shares outstanding	23.3	22.6

See notes to condensed consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(In Millions)

	March 31,	December 31,	March 31,
	2014	2013	2013
ASSETS
CURRENT ASSETS:
Cash and equivalents	$2.4	$0.6	$1.2
Trade accounts receivable, net	60.2	44.3	54.6
Inventories	75.1	66.7	64.1
Other current assets	6.1	7.2	9.6

Total current assets	143.8	118.8	129.5

PROPERTY, PLANT AND EQUIPMENT
Land	4.3	4.3	4.3
Building and improvements	24.2	24.2	23.7
Machinery and equipment	34.6	34.2	32.0

Gross property, plant and equipment	63.1	62.7	60.0
Less accumulated depreciation	46.8	46.1	44.2

Property, plant and equipment, net	16.3	16.6	15.8

OTHER ASSETS:
Goodwill	6.3	6.3	6.3
Other	1.8	1.9	2.1
Deferred income taxes	7.9	7.9	7.4

Total other assets	16.0	16.1	15.8

TOTAL ASSETS	$176.1	$151.5	$161.1

See notes to condensed consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(In Millions, Except Share Data)

	March 31,	December 31,	March 31,
	2014	2013	2013
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$0.8	$1.2	$0.4
Trade accounts payable	52.6	40.8	43.7
Deferred income taxes	7.9	7.9	7.4
Accrued compensation	4.0	3.5	4.4
Other accrued liabilities	10.2	13.1	14.4

Total current liabilities	75.5	66.5	70.3

NON-CURRENT LIABILITIES:
Long-term debt, less current maturities	77.9	60.8	72.1
Other non-current liabilities	4.3	1.3	1.8

Total non-current liabilities	82.2	62.1	73.9

SHAREHOLDERS’ EQUITY
Preferred shares; $.01 par (5,000,000 shares authorized)	—	—	—
Common shares; $.01 par (50,000,000 shares authorized: 24,578,066; 24,317,192; and 24,324,025 shares issued at March 31, 2014, December 31, 2013 and March 31, 2013, respectively)	0.2	0.2	0.2
Additional paid-in capital	39.3	39.8	39.1
Accumulated deficit	(21.1)	(17.1)	(22.4)

Total shareholders’ equity	18.4	22.9	16.9

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$176.1	$151.5	$161.1

See notes to condensed consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(In Millions)

	Three Months Ended
	March 31,
	2014	2013
Cash Flows From Operating Activities:
Net loss	$(4.0)	$(2.0)
Adjustments to reconcile net loss to net cash used in operating activities:
Net loss from discontinued operations	3.2	—
Depreciation and amortization	0.9	0.7
Stock-based compensation	0.3	0.2
Changes in operating assets and liabilities:
Trade accounts receivable	(15.9)	(12.5)
Inventories	(8.4)	(9.1)
Trade accounts payable	11.8	12.1
Other	(1.6)	(1.9)

Total cash used in operating activities	(13.7)	(12.5)

Cash Flows From Investing Activities:
Capital expenditures	(0.3)	(0.8)

Total cash used in investing activities	(0.3)	(0.8)

Cash Flows From Financing Activities:
Borrowings of debt, net	16.6	12.6
Repurchase shares of common stock	(0.8)	(0.4)

Total cash provided by financing activities	15.8	12.2

Net increase (decrease) in cash and equivalents	1.8	(1.1)
Cash and equivalents, beginning of period	0.6	2.3

Cash and equivalents, end of period	$2.4	$1.2

Supplemental Disclosure of Cash Flow Information:
Interest paid	$0.6	$0.5
Income taxes paid	—	0.1

See notes to condensed consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. BASIS OF PRESENTATION

The unaudited interim condensed consolidated financial statements of Huttig Building Products, Inc. and Subsidiary (the “Company” or “Huttig”) were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and reflect all adjustments (including normal recurring accruals) which, in the opinion of management, are considered necessary for the fair presentation of the results for the periods presented. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

The condensed consolidated results of operations and resulting cash flows for the interim periods presented are not necessarily indicative of the results that might be expected for the full year. Due to the seasonal nature of Huttig’s business, operating profitability is usually lower in the Company’s first and fourth quarters than in the second and third quarters.

Certain items in the 2013 financial statements have been reclassified to conform with the current year presentation.

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

3. DEBT

Debt consisted of the following (in millions):

	March 31,	December 31,	March 31,
	2014	2013	2013
Revolving credit facility	$76.9	$59.8	$72.0
Other obligations	1.8	2.2	0.5

Total debt	78.7	62.0	72.5
Less current portion	0.8	1.2	0.4

Long-term debt	$77.9	$60.8	$72.1

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

At March 31, 2014, under the credit facility, the Company had revolving credit borrowings of $76.9 million outstanding at a weighted average interest rate of 2.75%, letters of credit outstanding totaling $3.6 million, primarily for health and workers’ compensation insurance, and $39.5 million of additional committed borrowing capacity. The Company pays an unused commitment fee in the range of 0.30% to 0.375% per annum. In addition, the Company had $1.8 million of capital lease and other obligations outstanding at March 31, 2014.

The sole financial covenant in the credit facility is the fixed charge coverage ratio (“FCCR”) of 1.25:1.00, which must be tested by the Company if the excess borrowing availability falls below a range of $10.0 million to $15.0 million, depending on the Company’s borrowing base, and must also be tested on a pro forma basis prior to consummation of certain significant business transactions outside the Company’s ordinary course of business, as defined in the agreement.

The Company believes that cash generated from its operations and funds available under the credit facility will provide sufficient funds to meet the operating needs of the Company for at least the next twelve months. However, if the Company’s availability falls below the required threshold and the Company does not meet the minimum FCCR, its lenders would have the right, but not the obligation, to terminate the loan commitments and accelerate the repayment of the entire amount outstanding under the credit facility. The lenders could also foreclose on the Company’s assets that secure the credit facility. In that event, the Company would be forced to seek alternative sources of financing, which may not be available on terms acceptable to it, or at all.

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

In 1995, Huttig was identified as a potentially responsible party in connection with the cleanup of contamination at a formerly owned property in Montana that was used for the manufacture and treatment of wood windows. The facility was closed in 1996 and was formerly owned by Missoula White Pine Sash Company which was acquired by Huttig in 1971. Since being identified as a potentially responsible party in 1995, Huttig has been voluntarily remediating this property under the oversight of, and in cooperation with, the Montana Department of Environmental Quality (DEQ) and has complied with a 1995 unilateral administrative order of the DEQ to complete a remedial investigation and feasibility study. The remedial investigation was completed by Huttig and was approved in 1998 by the DEQ, which has also issued its final risk assessment of this property. Since 1998 Huttig has remained in active discussions with the DEQ, expanded the remedial investigation where warranted, implemented voluntary interim cleanup actions, conducted pilot tests, and tested remedial technologies in the field. During the first quarter of 2014 the DEQ issued its initial proposed plan for the final cleanup of the Montana Property in its report titled Proposed Final Cleanup for the Missoula White Pine Sash State Superfund Facility (Proposed Plan). Under the preferred remedy set forth in the Proposed Plan, the DEQ estimated total costs to remediate the property at $7.9 million. The DEQ sought public comment on the Proposed Plan through April 14, 2014. Huttig’s comments, along with other public comments on the Proposed Plan, are currently being evaluated by the DEQ. After consideration of public comments, the DEQ is expected to publish a record of decision (ROD) outlining the final remedy for the site. The DEQ is then expected to negotiate with Huttig for an administrative order of consent related to Huttig’s role in the implementation of the final remedy. According to the DEQ, the ROD is expected to be issued in the third quarter of 2014. Based on the Company’s review of the Proposed Plan, including discussions with third party specialists, the Company recorded a charge of $3.1 million, which is reflected in discontinued operations, increasing the total accrual for reasonably estimable remediation costs to $3.7 million. The Company’s estimate is based on the preferred remedy of the Proposed Plan however takes into consideration alternative remediation treatments and underlying cost estimates. The Proposed Plan, as well as the Company’s estimate of remediation costs, may change when the ROD is issued or at other times when relevant circumstances change, depending on a number of factors. Factors impacting the Company’s estimate include, among other things, the final remedy sought by the DEQ in the ROD as compared to the preferred remedy set forth in the proposed plan, associated clean-up standards, alternative remediation methods, the number and financial condition of other potentially responsible parties, discussions with the DEQ, and the availability of insurance coverage. Huttig is reviewing whether insurance coverage is available to it with respect to any remediation costs incurred for this property. At this time Huttig has not recognized any recovery due to the uncertain nature of these claims. The ultimate amount of remediation expenditures is difficult to estimate because of the uncertainty relating to the final remedy to be selected by the DEQ in its ROD as well as alternative means of remediation, which may or may not be available. As of March 31, 2014, management believes the accrual represents a reasonable estimate, based on current facts and circumstances, of the expected costs of remediation to Huttig. Until the DEQ selects a final remedy and issues its ROD, and until alternative means of remediation can be evaluated, management cannot estimate the top end of the range of potential cost to Huttig. As a result, the amount of expenses ultimately incurred by Huttig with respect to this property could exceed the amount accrued as of March 31, 2014 by a material amount and could have a material adverse effect on Huttig’s liquidity, financial condition or operating results of any fiscal quarter or year in which additional expenses are incurred.

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

	Three Months Ended March 31,
	2014	2013
Earnings allocated to participating shareholders	$—	$—
Number of participating securities	1.4	1.8

The diluted earnings per share calculations include the effect of the assumed exercise using the treasury stock method for both stock options and unvested restricted stock units, except when the effect would be anti-dilutive. The following table presents the number of common shares used in the calculation of net income per share from continuing operations for the three-month period ended March 31, 2014 and March 31, 2013.

	Three Months Ended March 31,
	2014	2013
Weighted-average number of common shares-basic	23.3	22.6
Dilutive potential common shares	—	—

Weighted-average number of common shares-dilutive	23.3	22.6

The calculation of diluted earnings per common share for the three-month periods ended March 31, 2014 and March 31, 2013 excludes the impact of antidilutive stock options and restricted stock units. The Company has 0.2 million stock options outstanding at March 31, 2014 which were all antidilutive.

6. INCOME TAXES

Huttig recognized no income tax expense or benefit in the three month periods ended March 31, 2014 and March 31, 2013. At March 31, 2014, the Company had gross deferred tax assets of $40.2 million and a valuation allowance of $31.5 million netting to deferred tax assets of $8.7 million. The Company had deferred tax liabilities of $8.7 million at March 31, 2014. After classifying $0.8 million of short-term deferred tax assets with short-term deferred tax liabilities, the Company had current net deferred tax liabilities of $7.9 million, as well as long term deferred tax assets of $7.9 million at March 31, 2014. The Company expects its deferred tax liabilities to be settled with utilization of its deferred tax assets. The deferred tax liabilities enable the Company to partially utilize the deferred tax assets at March 31, 2014, and the balance of the deferred tax assets are covered by the Company’s valuation allowance. The Company is not relying on future pre-tax income at March 31, 2014 to support the utilization of the deferred tax assets.

7. STOCK-BASED EMPLOYEE COMPENSATION

The Company recognized $0.3 million and $0.2 million in non-cash stock-based compensation expense in each of the three month periods ended March 31, 2014 and March 31, 2013, respectively. During the first three months of 2014, the Company granted an aggregate of 456,253 shares of restricted stock at a fair market value of $3.81 per share under its 2005 Executive Incentive Compensation Plan. The restricted shares vest in three equal installments on the first, second and third anniversaries of the grant date. The unearned compensation expense is being amortized into expense on a straight-line basis over the requisite service period for the entire award. As of March 31, 2014 and 2013, the total compensation expense not yet recognized related to all outstanding restricted stock/unit awards was approximately $2.7 million and $2.0 million, respectively.

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

The following table sets forth our sales from continuing operations, by product classification as a percentage of total sales:

	Three Months Ended March 31,
	2014	2013
Millwork(1)	50%	49%
Building Products(2)	38%	38%
Wood Products(3)	12%	13%

Total Net Product Sales	100%	100%

(1)	Millwork generally includes exterior and interior doors, pre-hung door units, windows, mouldings, frames, stair parts and columns.
(2)	Building products generally include composite decking, connectors, fasteners, housewrap, siding, roofing products, insulation and other miscellaneous building products.
(3)	Wood products generally include engineered wood products and other wood products, such as lumber and panels.

Industry Conditions

New housing activity in the United States has shown modest improvement each year since 2009. However, 2014 activity is still below the historical average of total housing starts from 1959 to 2013 of approximately 1.5 million starts based on statistics tracked by the United States Census Bureau. Through March 31, 2014, based on the most recent data provided by the United States Census Bureau, total new housing starts are running approximately 2% below 2013 levels for the comparable three-month period.

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

Critical Accounting Policies

We prepare our condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles, which require management to make estimates and assumptions. Management bases these estimates and assumptions on historical results and known trends as well as management forecasts. Actual results could differ from these estimates and assumptions. For a discussion of our significant accounting policies and estimates, see our Annual Report on Form 10-K for the year ended December 31, 2013 in Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies.” There were no material changes to the critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Results of Operations

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Net sales were $135.3 million in 2014, which is $10.8 million, or approximately 9%, higher than in 2013. The increase is due to higher levels of construction activity and the addition of new product lines partially offset by the impact from extreme winter weather patterns in certain geographical parts of the country.

Sales increased in all major product categories in 2014 from 2013. Millwork sales increased approximately 12% in 2014 to $68.1 million. Building products sales increased approximately 7% in 2014 to $50.8 million. Wood product sales increased approximately 1% in 2014 to $16.4 million.

Gross margin increased approximately 15% to $26.5 million, or 19.6% of sales, in 2014 as compared to $23.1 million, or 18.6% of sales, in 2013. The increase in gross margin percentage is partially due to product mix as well as improvement recognized through our gross margin initiatives.

Operating expenses increased $2.2 million to $26.7 million, or 19.7% of sales, in 2014, compared to $24.5 million, or 19.7% of sales, in 2013. The increase is due to higher personnel costs as a result of hiring additional personnel as well as higher variable costs associated with increased sales.

Net interest expense was $0.6 million in both 2014 and 2013.

No income tax expense or benefit was recognized in the 2014 or 2013 first quarter.

If, in the future, we generate sufficient earnings in federal and state tax jurisdictions where we have recorded valuation allowances, our conclusion regarding the need for a valuation allowance in these tax jurisdictions could change. Accordingly, it is reasonably possible we could have a reduction of some or a significant portion of our recorded valuation allowance of $31.5 million at March 31, 2014. This determination would be dependent on a number of factors which would include, but not be limited to, our expectation of future taxable income.

As a result of the foregoing factors, we incurred a loss from continuing operations of $0.8 million in 2014 compared to a loss of $2.0 million in 2013.

Discontinued Operations

The loss from discontinued operations primarily relates to a $3.1 million change in estimate associated with the remediation and monitoring activities at the formerly owned property in Montana. In total, we recorded a $3.2 million after tax loss from discontinued operations in the first three months of 2014. See further discussion under “Contingencies” under Item 2 herein. No income or loss was recorded in the first three months of 2013.

Liquidity and Capital Resources

We depend on cash flow from operations and funds available under our revolving credit facility to finance our operations, including seasonal working capital needs, capital expenditures and any acquisitions that we may undertake. Our working capital requirements are generally greatest in the second and third quarters, which reflect the seasonal nature of our business. The second and third quarters are also typically our strongest operating quarters, largely due to more favorable weather throughout many of our markets compared to the first and fourth quarters. We typically generate cash from working capital reductions in the fourth quarter of the year and typically use cash as we build working capital during the first quarter in preparation for our second and third quarters. We also maintain significant inventories to meet the rapid delivery requirements of our customers and to enable us to obtain favorable pricing, delivery and service terms with our suppliers. Accounts receivable also typically increase during peak periods commensurate with the sales increase. At March 31, 2014 and March 31, 2013, inventories and accounts receivable constituted approximately 77% and 74% of our total assets, respectively. We also closely monitor operating expenses and inventory levels during seasonally affected periods and, to the extent possible, manage variable operating costs to minimize seasonal effects on our profitability.

Operations. Cash used in operating activities increased by $1.2 million to $13.7 million in the first three months of 2014, compared to a usage of $12.5 million in the first three months of 2013. In 2014, our net loss of $4.0 million was compared to a net loss of $2.0 million in 2013. Accounts receivable increased by $15.9 million during 2014, compared to an increase of $12.5 million a year ago. The increase in accounts receivable over the first three months of the year is commensurate with sales activity including the seasonality of our sales. Days sales outstanding increased to 40.6 days at March 31, 2014 as compared to 40.0 days at March 31, 2013 based on annualized first quarter sales and quarter end accounts receivable balances for the respective periods. Inventory increased by $8.4 million in 2014 compared to an increase of $9.1 million in 2013. The increase in inventories over the first three months of the year represents normal seasonal build. Our inventory turns decreased to 6.1 turns in 2014 from 6.8 turns in 2013 based on annualized first quarter costs of goods sold and average inventory balances for the respective quarters. Accounts payable increased by $11.8 million during the first quarter of 2014, compared to a $12.1 million increase in the year ago period. The increase is primarily a result of our seasonal inventory build. Days payable outstanding increased to 44.1 days at March 31, 2014 from 39.3 days at March 31, 2013 based on annualized first quarter costs of goods sold and quarter end accounts payable balances for the respective periods.

Investing. In 2014, net cash used in investing activities was $0.3 million, which compares to net cash used in investing activities of $0.8 million in 2013. The Company invested $0.3 million and $0.8 million in machinery and equipment at various locations in both 2014 and 2013, respectively.

Financing. Cash provided from financing activities of $15.8 million in 2014 reflects net borrowings of $16.6 million offset by the Company’s repurchase of 0.2 million shares of its common stock for $0.8 million, which were retired. Cash provided from financing activities of $12.2 million in 2013 reflects net borrowings of $12.6 million offset by the Company’s repurchase of 0.2 million shares of its common stock for $0.4 million, which were retired.

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

At March 31, 2014, under the credit facility, we had revolving credit borrowings of $76.9 million outstanding at a weighted average interest rate of 2.75%, letters of credit outstanding totaling $3.6 million, primarily for health and workers’ compensation insurance, and $39.5 million of additional committed borrowing capacity. We pay an unused commitment fee in the range of 0.30% to 0.375% per annum. In addition, we had $1.8 million of capital lease and other obligations outstanding at March 31, 2014.

The sole financial covenant in the credit facility is the fixed charge coverage ratio (“FCCR”) of 1.25:1.00 that must be tested by us if the excess borrowing availability falls below a range of $10.0 million to $15.0 million depending on our borrowing base and must also be tested on a pro forma basis prior to consummation of certain significant business transactions outside our ordinary course of business, as defined in the agreement.

We believe that cash generated from our operations and funds available under the credit facility will provide sufficient funds to meet the operating needs of the business for at least the next twelve months. However, if availability would have fallen below the required threshold and we would do not meet the minimum FCCR, the lenders would have the right, but not the obligation, to terminate the loan commitments and accelerate the repayment of the entire amount outstanding under the credit facility. The lenders could also foreclose on our assets that secure the credit facility. In that event, we would be forced to seek alternative sources of financing, which may not be available on terms acceptable to us, or at all.

Off-Balance Sheet Arrangements

In addition to funds available from operating cash flows and the credit facility as described above, we use operating leases as a principal off-balance sheet financing technique. Operating leases are employed as an alternative to purchasing certain property, plant and equipment. For a discussion of our off-balance sheet arrangements, see our Annual Report on Form 10-K for the year ended December 31, 2013 in Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations-Commitments and Contingencies.” There were no material changes to our off-balance sheet arrangements discussed in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

In 1995, Huttig was identified as a potentially responsible party in connection with the cleanup of contamination at a formerly owned property in Montana that was used for the manufacture and treatment of wood windows. The facility was closed in 1996 and was formerly owned by Missoula White Pine Sash Company which was acquired by Huttig in 1971. Since being identified as a potentially responsible party in 1995, we have been voluntarily remediating this property under the oversight of, and in cooperation with, the Montana Department of Environmental Quality (DEQ) and has complied with a 1995 unilateral administrative order of the DEQ to complete a remedial investigation and feasibility study. The remedial investigation was completed by Huttig and was approved in 1998 by the DEQ, which has also issued its final risk assessment of this property. Since 1998 we have remained in active discussions with the DEQ, expanded the remedial investigation where warranted, implemented voluntary interim cleanup actions, conducted pilot tests, and tested remedial technologies in the field. During the first quarter of 2014 the DEQ issued its initial proposed plan for the final cleanup of the Montana Property in its report titled Proposed Final Cleanup for the Missoula White Pine Sash State Superfund Facility (Proposed Plan). Under the preferred remedy set forth in the Proposed Plan, the DEQ estimated total costs to remediate the property at $7.9 million. The DEQ sought public comment on the Proposed Plan through April 14, 2014. Our comments, along with other public comments on the Proposed Plan, are currently being evaluated by the DEQ. After consideration of public comments, the DEQ is expected to publish a record of decision (ROD) outlining the final remedy for the site. The DEQ is then expected to negotiate with Huttig for an administrative order of consent related to our role in the implementation of the final remedy. According to the DEQ, the ROD is expected to be issued in the third quarter of 2014. Based on our review of the Proposed Plan, including discussions with third party specialists, we recorded a charge of $3.1 million, which is reflected in discontinued operations, increasing the total accrual for reasonably estimable remediation costs to $3.7 million. Our estimate is based on the preferred remedy of the Proposed Plan however takes into consideration alternative remediation treatments and underlying cost estimates. The Proposed Plan, as well as our estimate of remediation costs, may change when the ROD is issued or at other times when relevant circumstances change, depending on a number of factors. Factors impacting our estimate include, among other things, the final remedy sought by the DEQ in the ROD as compared to the preferred remedy set forth in the proposed plan, associated clean-up standards, alternative remediation methods, the number and financial condition of other potentially responsible parties, discussions with the DEQ, and the availability of insurance coverage. We are reviewing whether insurance coverage is available to it with respect to any remediation costs incurred for this property. At this time we have not recognized any recovery due to the uncertain nature of these claims. The ultimate amount of remediation expenditures is difficult to estimate because of the uncertainty relating to the final remedy to be selected by the DEQ in its ROD as well as alternative means of remediation, which may or may not be available. As of March 31, 2014, we believe the accrual represents a reasonable estimate, based on current facts and circumstances, of the expected costs of remediation to Huttig. Until the DEQ selects a final remedy and issues its ROD, and until alternative means of remediation can be evaluated, we cannot estimate the top end of the range of potential cost to Huttig. As a result, the amount of expenses ultimately incurred by Huttig with respect to this property could exceed the amount accrued as of March 31, 2014 by a material amount and could have a material adverse effect on our liquidity, financial condition or operating results of any fiscal quarter or year in which additional expenses are incurred.

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

Cautionary Statement Relevant to Forward-looking Information for the Purpose of “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

This Quarterly Report on Form 10-Q contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “believe,” “estimate,” “project” or similar expressions may identify forward-looking statements, although not all forward-looking statements contain such words. Statements made in this Quarterly Report on Form 10-Q and our annual report to stockholders looking forward in time, including, but not limited to, statements regarding the Company’s current views with respect to financial performance, future growth in the housing market, distribution channels, sales, favorable supplier relationships, inventory levels, the ability to meet customer needs, enhanced competitive posture, no material financial impact from litigation or contingencies, are included pursuant to the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995.

These statements present management’s expectations, beliefs, plans and objectives regarding our future business and financial performance. These forward-looking statements are based on current projections, estimates, assumptions and judgments, and involve known and unknown risks and uncertainties. We disclaim any obligation to publicly update or revise any of these forward-looking statements, whether as a result of new information, future events or otherwise. There are a number of factors that could cause our actual results to differ materially from those expressed or implied in the forward-looking statements. These factors include, but are not limited to those set forth under Item 1A-Risk Factors the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures – The Company, under the supervision and with the participation of our Disclosure Committee and management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of March 31, 2014.

Changes in Internal Control of Financial Reporting – There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

See Note 4 – Contingencies of the Notes to Condensed Consolidated Financial Statements (unaudited) in Item 1 for information on legal proceedings in which the Company is involved. See also Part I, Item 3-“Legal Proceedings” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information as of the quarter ended March 31, 2014 with respect to shares of common stock, $.01 par value per share, repurchased by the Company:

Period	Total number of shares purchased (thousands) (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value) that may yet be purchased under the plans or programs
January 1, 2014—January 31, 2014	104	$3.97	—	—
February 1, 2014—February 28, 2014	77	$4.65	—	—
March 1, 2014—March 31, 2014	1	$4.88	—	—

(a)	The shares reflected in this column were relinquished by employees in exchange for the Company’s agreement to pay applicable withholding obligations resulting from the vesting of the Company’s restricted stock granted to such employees.

ITEM 6 — EXHIBITS

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Form 10 filed with the Securities and Exchange Commission on September 21, 1999).

3.2	Amended and Restated Bylaws of the Company (as of September 26, 2007) (Incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the Securities and Exchange Commission on September 28, 2007).

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

10l.SCH	XBRL Taxonomy Extension Scheme Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUTTIG BUILDING PRODUCTS, INC.

/s/ JON P. VRABELY
Date: April 25, 2014	Jon P. Vrabely
President and Chief Executive Officer
(Principal Executive Officer)

HUTTIG BUILDING PRODUCTS, INC.

/s/ PHILIP W. KEIPP
Date: April 25, 2014	Philip W. Keipp
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

10l.SCH	XBRL Taxonomy Extension Scheme Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document