Form 10-K
period 2014-12-31
HUTTIG BUILDING PRODUCTS INC
filed 2015-02-26
CIK 1093082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of the last business day of the quarter ended June 30, 2014 was approximately $100 million. For purposes of this calculation only, the registrant has excluded stock beneficially owned by the registrants’ directors and officers. By doing so, the registrant does not admit that such persons are affiliates within the meaning of Rule 405 under the Securities Act of 1933 or for any other purposes.

The number of shares of Common Stock outstanding on February 12, 2015 was 24,956,066 shares.

DOCUMENTS INCORPORATED HEREIN BY REFERENCE.

Parts of the registrant’s definitive proxy statement for the 2015 Annual Meeting of Shareholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

PART I

ITEM 1—BUSINESS

General

Huttig Building Products, Inc., a Delaware corporation incorporated in 1913, was founded in 1885 and is a leading domestic distributor of millwork, building materials and wood products used principally in new residential construction and in home improvement, remodeling and repair work. We purchase from leading manufacturers and distribute our products through 27 wholesale distribution centers serving 41 states. Our distribution centers sell principally to building materials dealers, national buying groups, home centers and industrial users, including makers of manufactured homes. For the year ended December 31, 2014, we generated net sales of $623.7 million.

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

In this Annual Report on Form 10-K (this “Annual Report”), when we refer to “Huttig,” the “Company,” “we” or “us,” we mean Huttig Building Products, Inc. and its subsidiary and predecessors unless the context indicates otherwise.

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

New housing activity in the United States has shown modest improvement each year since 2009, the trough period of the recent housing downturn. However, 2014 activity was still below the historical average of total housing starts from 1959 to 2014 of approximately 1.4 million starts based on statistics tracked by the U.S. Census Bureau (“Historical Average”). Total new housing starts in the United States were approximately 1.0 million, 0.9 million and 0.8 million in 2014, 2013 and 2012, respectively. Single family starts were 0.6 million, 0.6 million and 0.5 million in 2014, 2013 and 2012, respectively, based on data from the U.S. Census Bureau. According to the U.S. Census Bureau, total spending on new single family residential construction was $191 billion, $171 billion and $132 billion in 2014, 2013 and 2012, respectively.

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

Products

Our goal is to offer products that allow us to provide value to our customers, either by performing incremental services on the products before delivering them to customers, buying products in bulk and disaggregating them for individual customers or carrying a depth and breadth of products that customers cannot reasonably stock themselves at each location. Our products can be classified into three main categories:

•

Millwork, including exterior and interior doors, pre-hung door units, windows, patio doors, mouldings, frames, stair parts and columns. Key brands in this product category include Therma-Tru, Masonite, Woodgrain Doors HB&G, Simpson Door, Windsor Windows, and Rogue Valley Door;

•

General building products, such as roofing, siding, insulation, flashing, housewrap, connectors and fasteners, decking, railings, drywall, kitchen cabinets and other miscellaneous building products. Key brands in this product category include Louisiana Pacific, Simpson Strong-Tie, Timbertech, AZEK, BP Roofing, Grace, Fiberon, RDI, Owens Corning, Typar, Atlas Roofing, and Alpha Protech; and

•

Wood products, including engineered wood products, such as floor systems, and other wood products, such as lumber and wood panels. Within the wood products category, engineered wood continues to be a focus product for us. The engineered wood product line offers us the ability to provide our customers with value-added services, such as floor system take-offs, cut-to-length packages and just-in-time, cross-dock delivery capabilities.

The following table sets forth information regarding the percentage of our net sales represented by our principal product categories sold during each of the last three fiscal years. While the table below generally indicates the mix of our sales by product category, changes in the prices of commodity wood products and in unit volumes sold could affect our product mix on a year-to-year basis.

	2014	2013	2012
Millwork	49%	50%	47%
Building Products	39%	38%	42%
Wood Products	12%	12%	11%

Customers

During 2014, we served over 3,800 customers, with one customer—Lumbermen’s Merchandising Corporation (“LMC”)—accounting for 12% of our sales in each of 2014, 2013 and 2012. LMC is a buying group representing multiple building material dealers. Building materials pro dealers represent our single largest customer group. Our top 10 customers accounted for approximately 38% of our total sales in 2014.

Within the pro dealer category, a large percentage of our sales are to national accounts, including buying groups. These are large pro dealers, or groups of pro dealers, that generally operate in more than one state or region. To a lesser extent, we also sell to the retail home centers. We believe that our size, which lets us purchase in bulk, achieve operating efficiencies, operate on a national scale and offer competitive pricing, makes us well suited to service the consolidating pro dealer community. Our sales to national accounts, including buying groups, were 42% of our total sales in each of 2014 and 2013 and 40% in 2012.

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

Despite our nationwide reach, the local distribution center is still a principal focus of our operations, and we tailor our business to meet local demand and customer needs. We customize product selection, inventory levels, service offerings and prices to meet local market requirements. We support this strategy through our single platform information technology system. This system provides each distribution center’s general manager real-time access to pricing, inventory availability and margin analysis. This system provides product information both for that location and across our entire network of distribution centers. More broadly, our sales force, in conjunction with our product management teams, works with our suppliers and customers to get the appropriate mix, quantity and pricing of products suited to each local market.

We purchased products from more than 700 different suppliers in 2014. We generally negotiate with our major suppliers on a national basis to leverage our total volume purchasing power, which we believe provides us with an advantage over our locally based competitors. The majority of our purchases are made from suppliers that offer payment discounts and volume related incentive programs. Although we generally do not have exclusive distribution rights for our key products and we do not have long-term contracts with many of our suppliers, we believe our national footprint, buying power and distribution network make us an attractive distributor for many manufacturers. Moreover, we have long-standing relationships with many of our key suppliers.

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

We focus on selling respected, brand name products. We believe that brand awareness is an increasingly important factor in building products purchasing decisions. We generally benefit from the quality levels, marketing initiatives and product support provided by manufacturers of branded products. We also benefit from the positive attributes that customers typically equate with branded products.

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

Our results of operations are affected by new housing activity in the United States. In 2014, total housing starts increased 9%, to 1.0 million, but were still below the Historical Average of approximately 1.4 million. Based on the current level of housing activity and industry forecasts, we expect new housing activity could continue to increase into 2015, though still remain below the Historical Average.

We anticipate that fluctuations from period to period will continue in the future. Our results in the first and fourth quarters are generally adversely affected by winter weather patterns in the Northeast, Midwest and Northwest, typically due to seasonal decreases in levels of construction activity in these areas. Because much of our overhead and expenses remain relatively fixed throughout the year, our operating profits also tend to be lower during the first and fourth quarters. In addition, other weather patterns, such as hurricane season in the Southeast region of the United States during the third and fourth quarters, can have an adverse impact on our results in a particular period.

We depend on cash flow from operating activities and funds available under our secured credit facility to finance seasonal working capital needs, capital expenditures and any acquisitions that we may undertake. We typically generate cash from working capital reductions in the fourth quarter of the year and build working capital during the first quarter in preparation for our second and third quarters. Our working capital requirements are generally greatest in the second and third quarters, reflecting the seasonal nature of our business. The second and third quarters are also typically our strongest operating quarters, largely due to more favorable weather throughout many of our markets compared to the first and fourth quarters. We maintain significant inventories to meet the rapid delivery requirements of our customers and to enable us to obtain favorable pricing, delivery and service terms with our suppliers. At December 31, 2014 and 2013, inventories and accounts receivable in the aggregate constituted approximately 74% and 73% of our total assets, respectively. We closely monitor operating expenses and inventory levels during seasonally affected periods and, to the extent possible, manage variable operating costs to minimize the seasonal effects on our profitability.

Credit

Huttig’s corporate management establishes an overall credit policy for sales to customers and then delegates responsibility for most credit decisions to regional credit personnel. Our credit policies, together with careful monitoring of customer balances, have resulted in bad debt expense of less than 0.1% of net sales in each of 2014 and 2013 and approximately 0.1% in 2012. Approximately 98% of our sales in 2014 were to customers to whom we had provided credit for those sales.

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

We are engaged in legal proceedings relating to contamination at our formerly owned property in Montana. See Part I, Item 3—“Legal Proceedings.”

In addition, some of our current and former distribution centers are located in areas of current or former industrial activity where environmental contamination may have occurred, and for which we, among others, could be held responsible. We currently believe that there are no material environmental liabilities at any of our distribution center locations.

Employees

As of December 31, 2014, we employed approximately 1,000 people, of which approximately 13% were represented by eight unions. We have not experienced any significant strikes or other work interruptions in recent years and have maintained generally favorable relations with our employees. The Company has four union contracts which will require negotiation in 2015. See Part I, Item 1A—“Risk Factors.”

Available Information

We file with the U.S. Securities and Exchange Commission quarterly and annual reports on Forms 10-Q and 10-K, respectively, current reports on Form 8-K and proxy statements pursuant to the Securities Exchange Act of 1934, as amended (the “1934 Act”) in addition to other information as required. The public may read and copy our SEC filings at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549 and may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We file this information with the SEC electronically, and the SEC maintains a website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

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

ITEM 1A—RISK FACTORS

In addition to the other information contained in this Annual Report, the following risk factors should be considered carefully in evaluating the Company’s business. The Company’s business, financial condition or results of operations could be materially adversely affected by any of these risks. Please note that additional risks not presently known to the Company or that the Company currently deems immaterial may also impair its business and operations.

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

The recent downturn in the residential construction market has been one of the most severe housing downturns in U.S. history. High unemployment, tighter lending standards and general economic uncertainty have contributed to a level of housing starts below historical levels over the past several years. New housing activity in the United States has shown modest improvement each year since 2009, the trough period of the recent housing downturn. However, 2014 activity was still well below the Historical Average of approximately 1.4 million starts.

We expect the level of new housing activity in 2015 to continue to be below the Historical Average, which could adversely affect our operating results. A prolonged continuation of current construction levels or any significant downturn in the major markets we serve or in the economy in general could have a material adverse effect on our operating results, liquidity and financial condition, including but not limited to our ability to comply with the financial covenant under our credit facility and the valuation of our goodwill. Reduced levels of construction activity may result in continued intense price competition among building materials suppliers, which may adversely affect our gross margins. We cannot provide assurance that our responses to the downturn or the government’s attempts to address the troubles in the economy will be successful.

The industry in which we compete is highly cyclical, and any cyclical market factors resulting in lower demand or increased supply could have a materially adverse impact on our financial results.

The building products distribution industry is subject to cyclical market pressures caused by a number of factors that are out of our control, such as general economic and political conditions, inventory levels of new and existing homes for sale, levels of new construction, home improvement and remodeling activity, interest rates and population growth. To the extent that cyclical market factors adversely impact overall demand for building products or the prices that we can charge for our products, our net sales and margins would likely decline in the same time frame as the cyclical downturn occurs. Because much of our overhead and expense is relatively fixed in nature, a decrease in sales and margin generally has a significant adverse impact on our results of operations. For example, during the past several years, our results of operations have been adversely affected by the severe downturn in new housing activity in the United States. Also, to the extent our customers experience downturns in their business, our ability to collect our receivables could be adversely affected. Finally, the unpredictable nature of the cyclical market factors that impact our industry make it difficult to forecast our operating results.

We face risks of incurring significant costs to comply with environmental regulations.

We are subject to federal, state and local environmental protection laws and regulations and may have to incur significant costs to comply with these laws and regulations in the future. We are required to remediate a property formerly owned by us in Montana pursuant to a unilateral administrative order issued by the Montana Department of Environmental Quality (“DEQ”). Until the DEQ approves a specific work plan for the remedial action work, we cannot provide assurance of the total cost of implementing the final remediation work at the site, which may exceed the amounts we have accrued for the matter. In addition, some of our current and former distribution centers are located in areas of current or former industrial activity where environmental contamination may have occurred, and for which we, among others, could be held responsible. As a result, we may incur material environmental liabilities in the future with respect to our current or former distribution center locations.

A number of our employees are unionized, and any work stoppages by our unionized employees may have a material adverse effect on our results of operations.

Approximately 13% of our employees were represented by labor unions as of December 31, 2014. As of December 31, 2014, we had eight collective bargaining agreements. The Company has four union contracts which will require negotiation in 2015. We may become subject to significant wage increases or additional work rules imposed by future agreements with labor unions representing our employees. Any such cost increases or new work rule implementation could increase our operating expenses to a material extent. In addition, although we have not experienced any strikes or other significant work interruptions in recent years and have maintained generally favorable relations with our employees, no assurance can be given that there will not be any work stoppages or other labor disturbances in the future, which could adversely impact our financial results.

If we are unable to meet the financial covenant under our credit facility, the lenders could elect to accelerate the repayment of the outstanding balance and, in that event, we would be forced to seek alternative sources of financing.

We are party to a $160.0 million asset based senior secured revolving credit facility which contains a minimum fixed charge coverage ratio (“FCCR”) that is tested if our excess borrowing availability, as defined in the facility, reaches an amount in the range of $12.5 million to $20.0 million depending on our borrowing base at the time of testing. At the time of testing, our fixed charge coverage ratio must exceed 1.05:1.00. For the year ended December 31, 2014, our FCCR was in excess of 1:05:1.00. However, if in the future we failed to meet the required FCCR and we were unable to maintain excess borrowing availability of more than the applicable amount in the range of $12.5 million to $20.0 million, our lenders would have the right to terminate the loan commitments and accelerate the repayment of the entire amount outstanding under the credit facility. Our lenders also could foreclose on our assets that secure our credit facility. In that event, we would be forced to seek alternative sources of financing, which may not be available on terms acceptable to us or at all.

Compliance with the restrictions and the financial covenant under our credit agreement will likely limit, at least in the near term, the amount available to us for borrowing under that facility and may limit management’s discretion with respect to certain business matters.

The borrowings under our credit agreement are collateralized by substantially all of our assets, including accounts receivable, inventory and property and equipment, and we are subject to certain operating limitations commonly applicable to a loan of this type, which, among other things, place limitations on indebtedness, liens, investments, mergers and acquisitions, dispositions of assets, cash dividends, stock repurchases and transactions with affiliates. A minimum FCCR must be tested on a pro forma basis prior to consummation of certain significant business transactions outside the Company’s ordinary course of business. These restrictions may limit management’s ability to operate our business in accordance with management’s discretion, which could limit our ability to pursue certain strategic objectives.

A significant portion of our sales are concentrated with a relatively small number of customers. A loss of one or more of these customers would have material adverse effect on our operating results, cash flow and liquidity.

In 2014, our top ten customers represented 38% of our sales, with one customer accounting for 12% of our sales. This customer is a buying group for multiple building material dealers. Although we believe that our relationships with our customers are strong, the loss of one or more of these customers could have a material adverse effect on our operating results, cash flow and liquidity.

A significant portion of our sales are on credit to our customers. Material changes in their creditworthiness or our inability to forecast deterioration in their credit position could have a material adverse effect on our operating results, cash flow and liquidity.

The majority of our sales are on account where we provide credit to our customers. In 2014, bad debt expense to total net sales was less than 0.1%. Our customers are generally susceptible to the same economic business risks as we are. Furthermore, we may not necessarily be aware of any deterioration in their financial position. If our customers’ financial positions become impaired, it could have a significant adverse impact on our bad debt exposure and could have a material adverse effect on our operating results, cash flow and liquidity.

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

We distribute building materials that we purchase from a number of major suppliers. As is customary in our industry, most of our relationships with these suppliers are terminable without cause on short notice. Slightly more than half of our purchases are concentrated with ten suppliers. Although we believe that relationships with our existing suppliers are strong and that in most cases we would have access to similar products from competing suppliers, the termination of key supplier relationships or any other disruption in our sources of supply, particularly of our most commonly sold items, could have a material adverse effect on our financial condition and results of operations. Supply shortages resulting from unanticipated demand or production difficulties could occur from time to time and could also have a material adverse effect on our financial condition and results of operations.

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

We retain a portion of the accident and claims risk under vehicle liability, workers’ compensation, medical and other insurance programs. We have multiple claims of various sizes and forecast the number of claims in determining the portion of accident risk we are willing to self-insure. We base loss accruals on our best estimate of the cost of resolution of these matters and adjust them periodically as circumstances change. Due to limitations inherent in the estimation process, our estimates may change. Changes in the actual number of large claims or changes in the estimates of these accruals may have a material adverse impact on our results of operations in any such period.

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

We use our own fleet of approximately 160 tractors, 15 trucks and 300 trailers to service customers throughout the United States. The U.S. Department of Transportation, (“DOT”), regulates our operations, and we are subject to safety requirements prescribed by the DOT. Vehicle dimensions and driver hours of service also are subject to both federal and state regulation. More restrictive limitations on vehicle weight and size, trailer length and configuration, or driver hours of service could increase our costs.

In addition, distributors are inherently dependent upon energy to operate and, therefore, are impacted by changes in diesel fuel prices. The cost of fuel has fluctuated significantly during portions of the last three years, is largely unpredictable and has a significant impact on the Company’s results of operations. Fuel availability, as well as pricing, is also impacted by political and economic factors. It is difficult to predict the future availability of fuel due to the following factors, among others: dependency on foreign imports of crude oil and the potential for hostilities or other conflicts in oil producing areas; limited refining capacity; and the possibility of changes in governmental policies on fuel production, transportation and marketing. Significant disruptions in the supply of fuel could have a negative impact on fuel prices and thus the Company’s operations and results of operations.

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

Goodwill is subject to impairment tests at least annually and between annual tests in certain circumstances. We have incurred non-cash impairment charges in certain prior years. For example, during 2012 we recorded non-cash impairment charges of goodwill of $1.9 million primarily related to a reduction in fair value of one reporting unit as a result of the continuing downturn in the residential construction and real estate markets. At December 31, 2014, we reported goodwill of $6.3 million. We may be required to incur additional non-cash impairment charges in the future that could have a material adverse effect on our operating results.

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

We may be subject to information technology system failures, network disruptions, cybersecurity attacks and breaches in data security, which may materially adversely affect our financial condition, results of operations and business.

We depend on information technology, including our information technology system and third party telecommunications facilities, as an essential element to sustain our operations. Our system enables us to interface with our local distribution centers and customers, as well as to maintain and timely update financial and business records. A failure of the information technology systems used by us or third parties with which we interact could disrupt our operations by causing transaction errors, processing inefficiencies, delays or cancellation of customer orders, the loss of customers or impediments to the shipment of products. In particular a cybersecurity breach could result in the loss or unauthorized disclosure of our intellectual property, proprietary information and personal information of our customers and employees. An information technology failure could expose us to financial losses from the need to undertake remedial actions and loss of business or potential liability, all of which could have a material adverse effect on our financial condition, results of operations and business.

ITEM 1B—UNRESOLVED STAFF COMMENTS

None.

ITEM 2—PROPERTIES

Our corporate headquarters is located at 555 Maryville University Drive, Suite 400, St. Louis, Missouri 63141, in a leased facility. We own 13 of our 27 distribution centers and lease the balance. The owned distribution centers are utilized as security for our credit facility. Warehouse space at distribution centers aggregated to approximately 3.2 million square feet as of December 31, 2014. Distribution centers range in size from 21,100 square feet to 260,000 square feet. The types of facilities at these centers vary by location, from traditional wholesale distribution warehouses to facilities with broad product offerings and capabilities for a wide range of value added services such as pre-hung door operations. We believe that our locations are well maintained and adequate for their purposes.

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

Environmental Matters

In 1995, the DEQ issued a Unilateral Administrative Order (“UAO”) requiring the Company to complete a remedial investigation and feasibility study to a formerly owned property in Montana that was used for the manufacture and treatment of wood windows. Since 1995, the Company has been working with the DEQ to comply with the UAO. During the first quarter of 2014, the DEQ issued its initial proposed plan for the final clean-up of the property in its report titled Proposed Final Cleanup for the Missoula White Pine Sash State Superfund Facility (“Proposed Plan”). Based on the Company’s review of the Proposed Plan, including discussions with third-party specialists, the Company recorded a charge of $3.1 million in the first quarter of 2014, which was reflected in discontinued operations. That charge increased our total accrual for estimated remediation costs to $3.7 million. On February 18, 2015, the DEQ issued an amendment to the UAO outlining the final remediation of the property in its Record of Decision (the “ROD”). Under the ROD, the DEQ estimated the remediation costs of the property to be $8.3 million. Based on the Company’s review of the ROD, including discussions with third-party specialists, the Company believes the accrual as of December 31, 2014 represents a reasonable estimate of its expected remaining costs of remediation in light of current facts and circumstances. The next step is for the Company to prepare a work plan for the implementation of the ROD to be submitted to the DEQ by April 20, 2015. The Company considered in its estimate, among other things, discussions with the DEQ, including the utilization of alternative remediation methods. Potential indemnification or other claims we may be able to assert against third parties and possible insurance coverage have also been considered but any potential recoveries have not been recognized at this time. The ultimate amount of remediation expenditures is difficult to reliably estimate because a work plan for the final remediation has not yet been developed or approved. As such, there is some uncertainty regarding the implementation of the final remediation. Since the top end of the range of our potential remediation costs for the property is unknown, our actual remediation expenses ultimately incurred could exceed our accrual by a material amount which could have a material adverse effect on our future liquidity, financial condition or operating results in any period in which any such additional expenses are recognized.

We have filed a declaratory action against certain insurers seeking reimbursement and indemnification for the costs of our investigation and remediation activities associated with the Montana property. No trial date is set. At this time we have not recognized any recovery due to the early stage of this litigation.

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

ITEM 4—MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5—MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Through December 6, 2013, our common stock traded over the counter under the symbol “HBPI.PK.” Effective December 9, 2013, our common stock began trading on the NASDAQ Capital Market exchange under the symbol “HBP.”

At February 12, 2015, there were approximately 1,800 holders of record of our common stock. The following table sets forth the range of high and low sale prices of our common stock:

	2014		2013
	High	Low	High	Low
First Quarter	$5.30	$3.37	$3.00	$1.30
Second Quarter	5.45	4.08	3.00	2.00
Third Quarter	4.80	3.51	2.89	2.11
Fourth Quarter	3.71	2.70	3.96	2.40

In order to make cash generated available for use in operations, debt reduction, stock repurchases and potential acquisitions, we have never declared, nor do we anticipate at this time declaring or paying, any cash dividends on our common stock. Provisions of our credit facility contain various covenants, which, among other things, limit our ability to incur indebtedness, incur liens, make certain types of acquisitions, declare or pay dividends, repurchase shares or sell assets. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

See Part III, Item 12—“Security Ownership of Certain Beneficial Owners,” for information on securities authorized for issuance under equity compensation plans.

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

The following table compares total shareholder returns for the Company over the last five years to the Standard and Poor’s 500 Stock Index and that of a peer group made up of other building material and industrial products distributors assuming a $100 investment made on December 31, 2009. Each of the three measures of cumulative total return assumes reinvestment of dividends. The stock performance shown on the graph below is not necessarily indicative of future price performance.

	Huttig Building Products	S&P 500	Peer Group Index
12/09	$100.00	$100.00	$100.00
12/10	$126.67	$115.06	$101.52
12/11	$69.33	$117.49	$76.20
12/12	$213.33	$136.29	$112.08
12/13	$514.67	$180.43	$163.73
12/14	$446.67	$205.13	$168.81

(1)	The peer group is comprised of the following companies: Universal Forest Products, Inc, Bluelinx Holdings, Inc., PGT, Inc., Patrick Industries, Inc. and Builders FirstSource, Inc.

ITEM 6—SELECTED CONSOLIDATED FINANCIAL DATA

The following table summarizes certain selected financial data of continuing operations of the Company for each of the five years in the period ended December 31, 2014. The information contained in the following table may not necessarily be indicative of our future performance. Such historical data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto included elsewhere in this report.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(In Millions, Except Per Share Data)
Income Statement Data: (1)
Net sales	$623.7	$561.5	$521.1	$479.3	$467.7
Cost of sales	501.1	450.4	420.4	390.1	382.5
Gross margin	122.6	111.1	100.7	89.2	85.2
Operating expenses	114.3	104.8	98.4	99.0	103.3
Goodwill impairment	—	—	1.9	0.4	—
Gain on disposal of capital assets	—	—	(2.4)	—	(0.4)
Operating income (loss)	8.3	6.3	2.8	(10.2)	(17.7)
Interest expense, net	2.5	2.6	2.9	2.8	2.1
Income (loss) from continuing operations before income taxes	5.8	3.7	(0.1)	(13.0)	(19.8)
Provision (benefit) for income taxes	—	0.1	—	(0.3)	(0.4)
Net income (loss) from continuing operations	5.8	3.6	(0.1)	(12.7)	(19.4)
Per share:
Net income (loss) from continuing operations (basic and diluted)	0.23	0.15	—	(0.58)	(0.90)

Balance Sheet Data (at end of year):
Total assets	$158.0	$151.5	$137.5	$126.5	$126.1
Debt—bank, capital leases and other obligations (2)	63.7	62.0	59.8	52.6	42.1
Total shareholders’ equity	25.7	22.9	19.1	19.9	32.6

(1)	Amounts exclude operations classified as discontinued.
(2)	Debt includes both current and long-term portions of bank debt, capital leases and other obligations. See Note 4 to our consolidated financial statements.

ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a distributor of building materials used principally in new residential construction and in home improvement, remodeling and repair work. We distribute our products through 27 distribution centers serving 41 states and sell primarily to building materials dealers, national buying groups, home centers and industrial users, including makers of manufactured homes. Our products fall into three categories: (i) millwork, which includes doors, windows, moulding, stair parts and columns, (ii) general building products, which includes composite decking, connectors, fasteners, housewrap, roofing products and insulation, and (iii) wood products, which includes engineered wood products, such as floor systems, as well as wood panels and lumber.

Industry Conditions

Our sales depend heavily on the strength of local and national new residential construction, home improvement and remodeling markets. During the past several years, our results of operations have been adversely affected by the severe downturn in new housing activity in the United States. However, new housing activity has shown moderate improvement each year since 2009, the trough period of the downturn. In 2014, total housing starts increased 9%, to 1.0 million, but were still below the Historical Average of approximately 1.4 million. Based on the current level of housing activity and industry forecasts, we expect the increase in new housing activity could continue into 2015 but still remain below the Historical Average.

Various factors historically have caused our results of operations to fluctuate from period to period. These factors include levels of construction, home improvement and remodeling activity, weather, prices of commodity wood and steel products, interest rates, competitive pressures, availability of credit and other local, regional, national and economic conditions. Many of these factors are cyclical or seasonal in nature. We anticipate that further fluctuations in operating results from period to period will continue in the future. Our first and fourth quarters are generally adversely affected by winter weather patterns in the Northwest, Midwest and Northeast, which typically result in seasonal decreases in levels of construction activity in these areas. Because much of our overhead and expenses remain relatively fixed throughout the year, our operating profits tend to be lower during the first and fourth quarters.

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

Accounts Receivable—Trade accounts receivable consist of amounts owed for orders shipped to customers and are stated net of an allowance for doubtful accounts. Huttig’s corporate management establishes an overall credit policy for sales to customers and delegates responsibility for most credit decisions to regional credit personnel. The allowance for doubtful accounts is determined based on a number of factors including when customer accounts exceed 90 days past due and specific customer account reviews. Our credit policies, together with careful monitoring of customer balances, have resulted in bad debt expense of less than 0.1% of net sales in each of 2014 and 2013 and approximately 0.1% in 2012.

Inventory—Inventories are valued at the lower of cost or market. We utilize last-in, first-out (“LIFO”) cost method to value the majority of our inventories. We review inventories on hand and record a provision for slow-moving and obsolete inventory based on historical and expected sales.

Valuation of Goodwill and Other Long-Lived Assets—We test the carrying value of our goodwill at each reporting unit for impairment on an annual basis and between annual tests in certain circumstances when there are indicators of potential impairment. The carrying value of goodwill is considered impaired when a reporting unit’s fair value is less than its carrying value. We also reassess useful lives of previously recognized intangible assets. For goodwill, we first assess the qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. In that event, goodwill impairment is recognized to the extent recorded goodwill exceeds the implied fair value of that goodwill. Circumstances that can lead to annual or interim two-step goodwill testing include significant negative variances from forecasted sales or operating profits or changes in other circumstances that indicate the carrying amount of goodwill may not be recoverable. We utilize a discounted cash flows model to estimate fair value of a reporting unit. In our estimate of fair value of a reporting unit, the following significant assumptions, and changes therein, are considered:

•	publicly available and internal projections of single and multi-family housing starts used to project a reporting unit’s revenue in future years;

•	the reporting unit’s gross margin and operating expenses that reflect cost reduction actions already taken by us;

•	projected variable costs associated with the variable revenue streams projected in the future;

•	projected reporting unit working capital changes and capital expenditure requirements; and

•	an estimate of a discount rate commensurate with the weighted average cost of capital for a market participant and a related growth factor.

At December 31, 2014, we had $6.3 million of goodwill recorded across 14 reporting units. Significant changes in our assumptions and the related projected cash flows utilized in calculating the reporting unit’s fair value could result in future goodwill impairment related to any of our reporting units. In 2012, we recorded goodwill impairment of $1.9 million related to the reduction in fair value of one reporting unit.

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

Deferred tax assets and liabilities are recognized for the future tax benefits or liabilities attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates would be recognized in income in the period that includes the enactment date. We regularly review our deferred tax assets for recoverability and establish a valuation allowance when we believe that such assets may not be recovered, taking into consideration historical operating results, expectations of future earnings, changes in operations, the expected timing of the reversal of existing temporary differences and available tax planning strategies. Currently, our deferred tax liabilities, which reverse in the same periods and jurisdictions as our deferred tax assets, enable us to partially utilize the deferred tax assets at December 31, 2014, without relying on any projections of future pre-tax income. The balance of these deferred tax assets are covered by a valuation allowance.

Results of Operations

Fiscal 2014 Compared to Fiscal 2013

Continuing Operations

Net sales from continuing operations were $623.7 million in 2014, which were $62.2 million, or approximately 11%, higher than 2013. This increase was primarily due to the continued improvement in new residential construction activity and the addition of new product lines.

Sales in the major product categories changed as follows in 2014 from 2013: millwork sales increased 10% to $305.9 million, building product sales increased 14% to $245.7 million, and wood products increased 6% to $72.1 million with a 20% increase in sales of engineered wood products and a 1% decrease in sales of other wood products. The increase in building product sales was partially due to the addition of new product lines. Fluctuations across product categories can occur based on general market conditions, new product incentives, promotions, changes in product lines, and commodity pricing, among other things.

Gross margin increased approximately 10% to $122.6 million, or 19.7% of sales, in 2014 as compared to $111.1 million, or 19.8% of sales, in 2013. The lower margin percentage in 2014 reflects changes in the product mix, including the impact from new product lines. The pricing environment remains very competitive, which continues to constrain margins.

Operating expenses increased $9.5 million to $114.3 million, or 18.3% of sales, in 2014, compared to $104.8 million, or 18.7% of sales, in 2013. The increase in operating expenses was primarily due to an increase in personnel costs, which increased $6.8 million, principally from increased headcount, general widespread wage increases including reinstatement of prior wage reductions implemented in 2011 and higher variable costs associated with increased sales. We recorded total stock-based compensation expense of $1.4 million in 2014 compared to $1.0 million in 2013. Non personnel expenses were $2.7 million higher in 2014 as compared to

2013 due to an increase in outside service expenses along with an increase in expenses associated with bringing on new product lines and higher variable costs associated with increased sales and increased capital investment.

Net interest expense was $2.5 million in 2014 compared to $2.6 million in 2013. The decrease was primarily due to lower borrowing rates in 2014 versus 2013.

No income tax expense was recognized for the year ended December 31, 2014. Income tax expense of $0.1 million was recognized for the year ended December 31, 2013.

If, in the future, we generate sufficient earnings in federal and state tax jurisdictions where we have recorded valuation allowances, our conclusion regarding the need for a valuation allowance in these tax jurisdictions could change. Accordingly, it is reasonably possible we could have a reduction of some or a significant portion of our recorded valuation allowance of $29.7 million at December 31, 2014. This determination would be dependent on a number of factors which would include, but not be limited to, our expectation of future taxable income.

As a result of the foregoing factors, we reported income from continuing operations of $5.8 million in 2014 as compared to $3.6 million in 2013.

Discontinued Operations

We recorded a loss of $3.6 million from discontinued operations in 2014 as compared to a loss from of $0.4 million in 2013. The loss in both years was due to environmental and related legal expenses. See Part I, Item 1A—“Legal Proceedings.”

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

Discontinued Operations

We recorded a loss of $0.4 million from discontinued operations in both 2013 and 2012. The loss in both years is due to environmental and related legal expenses. See Part I, Item 1A—“Legal Proceedings.”

Liquidity and Capital Resources

We depend on cash flow from operations and funds available under our revolving credit facility to finance seasonal working capital needs, capital expenditures and any acquisitions that we may undertake. Our working capital requirements are generally greatest in the second and third quarters, which reflects the seasonal nature of our business. The second and third quarters are also typically our strongest operating quarters, largely due to more favorable weather throughout many of our markets compared to the first and fourth quarters. We typically generate cash from working capital reductions in the fourth quarter of the year and build working capital during the first quarter in preparation for our second and third quarters. We also maintain significant inventories to meet the rapid delivery requirements of our customers and to enable us to obtain favorable pricing, delivery and service terms with our suppliers. At December 31, 2014 and 2013, inventories and accounts receivables constituted approximately 74% and 73% of our total assets, respectively. We also closely monitor operating expenses and inventory levels during seasonally affected periods and, to the extent possible, manage variable operating costs to minimize seasonal effects on our profitability.

Operations—Cash provided by operating activities improved by $2.6 million to $3.8 million in 2014, compared to $1.2 million in 2013. In 2014, our net income decreased $1.0 million compared to 2013 due to a $3.2 million increase in loss from discontinued operations from $0.4 million in 2013 to $3.6 million in 2014. Net income from continuing operations increased $2.2 million in 2014 to $5.8 million. Accounts receivable increased by $4.6 million and $2.1 million during 2014 and 2013, respectively. Days sales outstanding (“DSO”) increased by 0.7 days to 30.7 days at December 31, 2014 from 30.0 days at December 31, 2013 based on annualized fourth quarter sales and quarter ended accounts receivable balances for the respective periods. Inventory increased by $0.7 million in 2014 compared to an increase of $11.7 million in 2013. The increase in 2013 primarily related to new product line purchases. Our inventory turns increased to 6.8 turns in 2014 from 6.7 turns in 2013. Accounts payable decreased by $1.4 million during 2014 compared to a $9.1 million increase in 2013. The decrease in accounts payable in 2014 was generally due to the timing of purchases and payments. The increase in 2013 primarily related to new product line purchases. Days payable outstanding decreased to 30.9 at December 31, 2014 from 34.7 at December 31, 2013 based on annualized fourth quarter costs of goods sold and quarter-end accounts payable balances for the respective periods.

Investing—Net cash used in investing activities was $1.8 million in 2014, as compared to $2.2 million in 2013. In both years cash expenditures were for machinery and equipment at various locations.

Financing—Cash used in financing activities of $2.1 million in 2014 reflected net debt borrowings of $0.4 million under our credit facility, less payments of $1.7 million for capital lease and other debt obligations, less

$0.8 million for the repurchase of 0.2 million shares of common stock in conjunction with the administration of our 2005 Executive Incentive Compensation Plan. Cash used in financing activities of $0.7 million in 2013 reflected net debt borrowings of $0.7 million under our credit facility, less payments of $1.0 million for capital lease and other debt obligations, less $0.4 million for the repurchase of 0.2 million shares of common stock in conjunction with the administration of our 2005 Executive Incentive Compensation Plan. The shares repurchased were retired in both years.

Credit Facility—In May 2014, we amended and extended our asset based senior secured revolving credit facility (“credit facility”) to, among other things, extend the term for five years, increase the commitment from $120.0 million to $160.0 million, reduce the applicable margin to calculate the interest rate and modify the sole financial covenant. Additionally, the amendment provided us with additional flexibility with respect to permitted acquisitions, purchase money indebtedness, capital lease obligations, share repurchase and dividends.

Borrowing availability under the credit facility is based on eligible accounts receivable, inventory and real estate. The real estate component of the borrowing base amortizes monthly over 12.5 years on a straight-line basis. Borrowings under the credit facility are collateralized by substantially all of our assets and are subject to certain operating limitations applicable to a loan of this type, which, among other things, place limitations on indebtedness, liens, investments, mergers and acquisitions, dispositions of assets, cash dividends and transactions with affiliates. The entire unpaid balance under the credit facility is due and payable on May 28, 2019, the maturity date of the credit agreement.

At December 31, 2014, under the credit facility, we had revolving credit borrowings of $60.8 million outstanding at a weighted average interest rate of 2.02%, letters of credit outstanding totaling $3.0 million, primarily for health and workers’ compensation insurance, and $48.6 million of additional committed borrowing capacity. We pay an unused commitment fee of 0.25% per annum. In addition, we had $2.9 million of capital lease and other obligations outstanding at December 31, 2014.

The sole financial covenant in the credit facility is the fixed charge coverage ratio (“FCCR”) of 1.05:1.00 and must be tested by us if the excess borrowing availability falls below a range of $12.5 million to $20.0 million, depending on our borrowing base and must also be tested on a pro forma basis prior to consummation of certain significant business transactions outside our ordinary course of business, as defined in the agreement.

We believe that cash generated from our operations and funds available under the credit facility will provide sufficient funds to meet the operating needs of the business for at least the next twelve months. However, if availability would have fallen below the required threshold and we do not meet the minimum FCCR, our lenders would have the right to terminate the loan commitments and accelerate the repayment of the entire amount outstanding under the credit facility. The lenders could also foreclose on our assets that secure the credit facility. In that event, we would be forced to seek alternative sources of financing, which may not be available on terms acceptable to us, or at all.

Off-Balance Sheet Arrangements

In addition to funds available from operating cash flows and our bank credit facility as described above, we use operating leases as a principal off balance sheet technique. Operating leases are employed as an alternative to purchasing certain property, plant and equipment. Future rental commitments, extending through the year 2020, under all non-cancelable operating leases in effect at December 31, 2014 total $33.0 million.

Commitments and Contingencies

The table below summarizes our contractual obligations as of December 31, 2014 (in millions):

		Payments Due by Period
			2016-	2018-	Beyond
	Total	2015	2017	2019	2019
Long-term debt, including current portion (1)	$63.7	$1.3	$1.1	$61.3	$—
Operating lease obligations (2)	33.0	9.5	15.1	7.6	0.8

Total	$96.7	$10.8	$16.2	$68.9	$0.8

(1)	Amounts represent the expected cash payments of our long-term debt and do not include any fair value adjustments.
(2)	Amounts are net of minimum sublease income.

Cautionary Statement Relevant to Forward-looking Information for the Purpose of “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

This Annual Report and our annual report to stockholders contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “believe,” “estimate,” “project” or similar expressions may identify forward-looking statements, although not all forward-looking statements contain such words. Statements made in this Annual Report and our annual report to stockholders looking forward in time, including, but not limited to, statements regarding our current views with respect to financial performance, future growth in the housing market, distribution channels, sales, favorable supplier relationships, inventory levels, the ability to meet customer needs, enhanced competitive posture, no material financial impact from litigation or contingencies, including environmental proceedings, are included pursuant to the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995.

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

There are a number of factors, some of which are beyond our control that could cause our actual results to differ materially from those expressed or implied in the forward-looking statements. These factors include, but are not limited to: the strength of construction, home improvement and remodeling markets and the recovery of the homebuilding industry to levels consistent with the Historical Average; the cyclical nature of our industry; our ability to comply with, and the restrictive effect of, the financial covenant applicable under our credit facility; the loss of a significant customer; deterioration of our customers’ creditworthiness or our inability to forecast such deteriorations; commodity prices; termination of key supplier relationships; competition with existing or new industry participants; the cost of environmental compliance, including actual expenses we may incur to resolve proceedings we are involved in arising out of a formerly owned facility in Montana; goodwill impairment; the seasonality of our operations; significant uninsured claims; federal and state transportation regulations; fuel cost increases; our failure to attract and retain key personnel; deterioration in our relationship with our unionized employees, including work stoppages or other disputes; funding requirements for multi-employer pension plans for our unionized employees; product liability claims and other legal proceedings; the integration of any business we acquire; and those set forth under Item 1A – “Risk Factors.” These factors may not constitute all factors that could cause actual results to differ from those discussed in any forward-looking statement. Accordingly, forward-looking statements should not be relied upon as a predictor of actual results.

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have exposure to market risk as it relates to effects of changes in interest rates. We had debt outstanding at December 31, 2014 under our credit facility of $60.8 million.

All of our debt under our revolving credit facility accrues interest at a floating-rate basis. If market interest rates for LIBOR had been different by an average of 1% for the year ended December 31, 2014, our interest expense and income before taxes would have changed by $0.7 million. These amounts are determined by considering the impact of the hypothetical interest rates on our borrowing cost. This analysis does not consider the effects of any change in the overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management may take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our financial structure.

We are subject to periodic fluctuations in the price of wood, steel commodities, petrochemical-based products and fuel. Profitability is influenced by these changes as prices change between the time we buy and sell the wood, steel or petrochemical-based products. Profitability is also influenced by changes in prices of fuel. In addition, to the extent changes in interest rates affect the housing and remodeling market, we would be affected by such changes.

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Huttig Building Products, Inc.:

We have audited the accompanying consolidated balance sheets of Huttig Building Products, Inc. and subsidiary (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014. We also have audited Huttig Building Products, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Huttig Building Products, Inc. and subsidiary as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Huttig Building Products, Inc. maintained, in all material respects, effective internal control over financial reporting as of

December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP

St. Louis, Missouri

February 26, 2015

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2014	2013	2012

	(In millions, except per share data)
Net sales	$623.7	$561.5	$521.1
Cost of sales	501.1	450.4	420.4

Gross margin	122.6	111.1	100.7
Operating expenses	114.3	104.8	98.4
Goodwill impairment	—	—	1.9
Gain on disposal of capital assets	—	—	(2.4)

Operating income	8.3	6.3	2.8
Interest expense, net	2.5	2.6	2.9

Income (loss) from continuing operations before income taxes	5.8	3.7	(0.1)
Provision for income taxes	—	0.1	—

Net income (loss) from continuing operations	5.8	3.6	(0.1)
Net loss from discontinued operations, net of taxes	(3.6)	(0.4)	(0.4)

Net income (loss)	$2.2	$3.2	$(0.5)

Net income from continuing operations per share—basic and diluted	$0.23	$0.15	$—
Net loss from discontinued operations per share—basic and diluted	$(0.15)	$(0.02)	$(0.02)
Net income (loss) per share—basic and diluted	$0.09	$0.13	$(0.02)
Weighted average shares outstanding:
Basic shares outstanding	23.5	22.8	22.9
Diluted shares outstanding	23.5	22.8	22.9

See notes to consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
	(In millions)
ASSETS
Current Assets:
Cash and equivalents	$0.5	$0.6
Trade accounts receivable, net	48.9	44.3
Inventories	67.4	66.7
Other current assets	7.8	7.2

Total current assets	124.6	118.8

Property, Plant and Equipment:
Land	4.3	4.3
Building and improvements	25.4	24.2
Machinery and equipment	36.0	34.2

Gross property, plant and equipment	65.7	62.7
Less accumulated depreciation	48.8	46.1

Property, plant and equipment, net	16.9	16.6

Other Assets:
Goodwill	6.3	6.3
Other	2.2	1.9
Deferred income taxes	8.0	7.9

Total other assets	16.5	16.1

Total Assets	$158.0	$151.5

See notes to consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
	(In millions)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$1.3	$1.2
Trade accounts payable	39.4	40.8
Deferred income taxes	8.0	7.9
Accrued compensation	4.0	3.5
Other accrued liabilities	13.4	13.1

Total current liabilities	66.1	66.5

Non-current Liabilities:
Long-term debt, less current maturities	62.4	60.8
Other non-current liabilities	3.8	1.3

Total non-current liabilities	66.2	62.1

Shareholders’ Equity:
Preferred shares; $.01 par (5,000,000 shares authorized)	—	—
Common shares; $.01 par (50,000,000 shares authorized:
24,556,536 shares issued and outstanding at December 31, 2014 and 24,317,192 at December 31, 2013)	0.2	0.2
Additional paid-in capital	40.4	39.8
Accumulated deficit	(14.9)	(17.1)

Total shareholders’ equity	25.7	22.9

Total Liabilities and Shareholders’ Equity	$158.0	$151.5

See notes to consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Shares Outstanding, at Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity
	(In millions)
Balance at January 1, 2012	$0.2	$39.5	$(19.8)	$19.9
Net loss and comprehensive loss	—	—	(0.5)	(0.5)
Repurchase of shares of common stock	—	(1.1)	—	(1.1)
Stock compensation expense	—	0.8	—	0.8

Balance at December 31, 2012	0.2	39.2	(20.3)	19.1

Net income and comprehensive income	—	—	3.2	3.2
Repurchase of shares of common stock	—	(0.4)	—	(0.4)
Stock compensation expense	—	1.0	—	1.0

Balance at December 31, 2013	0.2	39.8	(17.1)	22.9

Net income and comprehensive income	—	—	2.2	2.2
Repurchase of shares of common stock	—	(0.8)	—	(0.8)
Stock compensation expense	—	1.4	—	1.4

Balance at December 31, 2014	$0.2	$40.4	$(14.9)	$25.7

See notes to consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013	2012
	(In millions)
Cash Flows From Operating Activities:
Net Income (loss)	$2.2	$3.2	$(0.5)
Adjustments to reconcile net income (loss) to cash provided by (used in) operations:
Net loss from discontinued operations	3.6	0.4	0.4
Depreciation and amortization	3.1	2.8	2.7
Non-cash interest expense	0.3	0.3	0.4
Stock compensation expense	1.4	1.0	0.8
Impairment of goodwill	—	—	1.9
Gain on disposal of capital assets	—	—	(2.4)
Changes in operating assets and liabilities:
Trade accounts receivable	(4.6)	(2.1)	(2.3)
Inventories	(0.7)	(11.7)	(10.2)
Trade accounts payable	(1.4)	9.1	2.9
Other	(0.1)	(1.8)	2.0

Net cash provided by (used in) operating activities	3.8	1.2	(4.3)

Cash Flows From Investing Activities:
Capital expenditures	(1.8)	(2.2)	(1.9)
Proceeds from disposition of capital assets	—	—	3.3

Cash (used in) provided by investing activities	(1.8)	(2.2)	1.4

Cash Flows From Financing Activities:
Payments of long-term debt and revolving credit debt agreements	(205.2)	(156.7)	(143.9)
Borrowings of long-term debt and revolving credit debt agreements	205.6	157.4	150.2
Repayments of capital lease and other obligations	(1.7)	(1.0)	(0.7)
Repurchase of shares of common stock	(0.8)	(0.4)	(1.1)

Cash (used in) provided by financing activities	(2.1)	(0.7)	4.5

Net (decrease) increase in cash and equivalents	(0.1)	(1.7)	1.6
Cash and equivalents, beginning of period	0.6	2.3	0.7

Cash and equivalents, end of period	$0.5	$0.6	$2.3

Supplemental Disclosure of Cash Flow Information:
Interest paid	$2.2	$2.3	$2.5
Non-cash financing activities:
Assets acquired with debt obligations	2.4	2.5	0.9
Debt issuance costs financed	0.6	0.1	0.7

See notes to consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

(In Millions, Except Share and Per Share Data)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES

Organization—Huttig Building Products, Inc. and its wholly owned subsidiary (the “Company” or “Huttig”) is a distributor of building materials used principally in new residential construction and in home improvement, remodeling and repair work. Huttig’s products are distributed through 27 distribution centers serving 41 states and are sold primarily to building materials dealers, national buying groups, home centers and industrial users including makers of manufactured homes.

Principles of Consolidation—The consolidated financial statements include the accounts of Huttig Building Products, Inc. and its wholly owned subsidiary. All inter-company accounts and transactions have been eliminated in consolidation.

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

Use of Estimates—The preparation of the Company’s consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management makes estimates including but not limited to the following financial statement items; allowance for doubtful accounts, slow-moving and obsolete inventory, lower of cost or market provisions for inventory, long-lived asset and goodwill impairments, contingencies including environmental liabilities, accrued expenses and self-insurance accruals, income tax expense and deferred taxes. Actual results may differ from these estimates.

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

Inventory— Inventories are valued at the lower of cost or market. The Company’s entire inventory is comprised of finished goods. The Company reviews inventories on hand and records a provision for slow-moving and obsolete inventory. The provision for slow-moving and obsolete inventory is based on historical and expected sales. Approximately 89% of inventories were determined by using last-in, first-out (“LIFO”) method of inventory valuation as of December 31, 2014 and December 31, 2013. The balance of all other inventories is determined by the average cost method, which approximates first-in, first-out (“FIFO”) cost method. The FIFO cost would be higher than the LIFO valuation by $12.9 million at December 31, 2014 and $11.7 million at December 31, 2013.

Supplier Rebates—The Company enters into agreements with certain vendors providing for inventory purchase based rebates upon purchasing volumes. The Company accrues the receipt of rebates base on purchases and records vendor rebates as a reduction of the cost of inventory purchased.

Property, Plant and Equipment—Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets and is charged to operating expenses. Buildings and improvements lives range from 3 to 25 years. Machinery and equipment lives range from 3 to 10 years. The Company recorded depreciation expense of $3.0 million, $2.7 million and $2.6 million in 2014, 2013 and 2012, respectively.

Goodwill—Goodwill for each reporting unit is reviewed for impairment annually or more frequently if certain indicators arise. The Company also reassesses useful lives of previously recognized intangible assets. The Company first assesses the qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. The Company does not calculate the fair value of a reporting unit unless it determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. If the two-step quantitative test is deemed necessary, the Company calculates the fair value using multiple assumptions of its future operations to determine future discounted cash flows including but not limited to such factors as sales levels, gross margin rates, capital requirements and discount rates. The carrying value of goodwill is considered impaired when a reporting unit’s fair value is less than its carrying value. In that event, goodwill impairment is recognized to the extent recorded goodwill exceeds the implied fair value of that goodwill. As the Company continues to face a challenging housing environment and general uncertainty in the U.S. economy, our assumptions may change significantly in the future resulting in further goodwill impairments in future periods. See Note 2, “Goodwill and Other Intangible Assets” for additional information.

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

Shipping and Handling—Costs associated with shipping and handling products to the Company’s customers are charged to operating expense. Shipping and handling costs were $30.3 million, $28.4 million and $26.9 million in 2014, 2013 and 2012, respectively.

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

Concentration of Credit Risk—The Company is engaged in the distribution of building materials throughout the United States. The Company grants credit to customers, substantially all of whom are dependent upon the construction sector. The Company periodically evaluates its customers’ financial condition but does not generally require collateral. A significant portion of our sales are concentrated with a relatively small number of our customers. Our top ten customers represented 38% of our sales in 2014. The Company had a single customer representing 12% of total sales in 2014, 2013, and 2012. This customer is a buying group for multiple building material dealers.

Collective Bargaining Agreements—As of December 31, 2014, 13% of our employees are represented by eight collective bargaining agreements with four of the agreements expiring in 2015. With regard to the four expiring agreements, 9% of our employees are covered thereby.

Segments—ASC 280, “Segment Reporting”, defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. At December 31, 2014 and 2013, under the definition of a segment, each of our branches is considered an operating segment of our business. Under ASC 280, operating segments may be aggregated if the operating segments have similar economic characteristics and if the nature of the products, distribution methods, customers and regulatory environments are similar. The Company has aggregated its branches into one reporting segment, consistent with ASC 280.

2.    GOODWILL AND OTHER INTANGIBLE ASSETS

Under ASC 350, “Intangibles-Goodwill and Other,” goodwill is reviewed for impairment annually or more frequently if certain indicators arise. In addition, the statement requires reassessment of the useful lives of previously recognized intangible assets.

The Company first assesses qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill test. The Company does not calculate the fair value of a reporting unit unless it determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount.

ASC 350 prescribes a two-step process for impairment testing of goodwill. During the fourth quarter of 2014 and 2013, the Company performed the annual test for impairment of its reporting units and there was no impairment of goodwill. In 2012, the Company recorded goodwill impairment of $1.9 million related to the reduction in fair value of one reporting unit. The following table summarizes goodwill activity for the three years ended December 31, 2014 (in millions):

	Goodwill	Accumulated Impairments	Goodwill, Net
Balance at January 1, 2012	$18.1	$(9.9)	$8.2
Impairments in 2012	—	(1.9)	(1.9)

Balance at December 31, 2012	18.1	(11.8)	6.3
No activity in 2013	—	—	—

Balance at December 31, 2013	18.1	(11.8)	6.3
No activity in 2014	—	—	—

Balance at December 31, 2014	$18.1	$(11.8)	$6.3

	Cost		Accumulated Amortization
	2014	2013	2014	2013
Amortizable intangible assets: (1)
Customer relationships	$1.4	$1.4	$0.8	$0.7

(1)	Amortizable intangible assets are included in “Other Assets.”

The Company recorded amortization expense of $0.1 million for each of the years ended December 31, 2014, 2013 and 2012. The Company expects to record amortization expense for its existing intangible assets of approximately $0.1 million in each year 2015 through 2020.

3.    ALLOWANCE FOR DOUBTFUL ACCOUNTS

The allowance for doubtful accounts consisted of the following (in millions):

	December 31,
	2014	2013	2012
Balance at beginning of year	$0.6	$0.6	$0.5
Provision charged to expense	0.2	—	0.6
Write-offs, less recoveries	(0.2)	—	(0.5)

Balance at end of year	$0.6	$0.6	$0.6

The Company recorded bad debt expense of less than 0.1% of net sales in each of 2014 and 2013 and 0.1% of net sales in 2012.

4.    LONG-TERM DEBT

Debt consisted of the following (in millions):

	December 31,
	2014	2013
Revolving credit facility	$60.8	$59.8
Other obligations	2.9	2.2

Total debt	63.7	62.0
Less current portion	1.3	1.2

Long-term debt	$62.4	$60.8

Credit Facility—In May 2014, the Company amended and extended its asset-based senior secured revolving credit facility (“credit facility”) to, among other things, extend the term for five years, increase the commitment from $120.0 million to $160.0 million, reduce the applicable margin to calculate the interest rate and modify the sole financial covenant. Additionally, the amendment provided the Company with additional flexibility with respect to permitted acquisitions, purchase money indebtedness, capital lease obligations, share repurchase and dividends.

Borrowing availability under the credit facility is based on eligible accounts receivable, inventory and real estate. The real estate component of the borrowing base amortizes monthly over 12.5 years on a straight-line basis. Borrowings under the credit facility are collateralized by substantially all of the Company’s assets and are subject to certain operating limitations applicable to a loan of this type, which, among other things, place limitations on indebtedness, liens, investments, mergers and acquisitions, dispositions of assets, cash dividends and transactions with affiliates. The entire unpaid balance under the credit facility is due and payable on May 28, 2019, the maturity date of the credit agreement.

At December 31, 2014, under the credit facility, the Company had revolving credit borrowings of $60.8 million outstanding at a weighted average interest rate of 2.02%, letters of credit outstanding totaling $3.0 million, primarily for health and workers’ compensation insurance, and $48.6 million of additional committed borrowing capacity. The Company pays an unused commitment fee of 0.25% per annum. In addition, the Company had $2.9 million of capital lease and other obligations outstanding at December 31, 2014.

The sole financial covenant in the credit facility is the fixed charge coverage ratio (“FCCR”) of 1.05:1.00 and must be tested by the Company if the excess borrowing availability falls below an amount in the range of $12.5 million to $20.0 million, depending on our borrowing base, and must also be tested on a pro forma basis prior to consummation of certain significant business transactions outside our ordinary course of business, as defined in the agreement.

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

Maturities—At December 31, 2014, the aggregate scheduled maturities of debt are as follows (in millions):

2015	$1.3
2016	0.6
2017	0.5
2018	0.4
2019	60.9

Total	$63.7

The fair value of long-term debt, as calculated using the aggregate cash flows from principal and interest payments over the life of the debt, was approximately $60.8 million and $59.8 million at December 31, 2014 and 2013, respectively, based upon a discounted cash flow analysis using current market interest rates. The fair value measurement inputs for long-term debt are classified as Level 3 (unobservable inputs) in the valuation hierarchy as defined by ASC 820, “Fair Value Measurements and Disclosures”.

5.    PREFERRED SHARES

The Company has authorized 5.0 million shares of $0.01 par value preferred stock, of which 250,000 shares have been designated as Series A Junior Participating Preferred Stock. No such shares have been issued.

6.    OTHER ACCRUED LIABILITIES

The Company has other accrued liabilities at December 31, 2014 and December 31, 2013 of $13.4 million and $13.1 million, respectively. Liabilities for self-insurance accruals were $3.5 million and $3.5 million, amounts due for sales incentive programs were $3.9 million and $3.6 million and deferred rent was $1.0 million and $1.3 million at December 31, 2014 and 2013, respectively.

7.    COMMITMENTS AND CONTINGENCIES

The Company leases certain of its vehicles, equipment and distribution facilities from various third parties with non-cancelable operating leases with various terms. Certain leases contain renewal or purchase options. Future minimum payments, by year, and in the aggregate, under these leases with initial terms of one year or more consisted of the following at December 31, 2014 (in millions):

	Non- cancelable Operating Leases	Minimum Sublease Income	Net
2015	$11.0	$(1.6)	$9.5
2016	9.4	(0.5)	8.9
2017	6.5	(0.2)	6.2
2018	4.6	—	4.6
2019	3.0	—	3.0
Thereafter	0.8	—	0.8

Total minimum lease payments	$35.3	$(2.3)	$33.0

Operating lease obligations expire in varying amounts through 2021. Rental expense for all operating leases was $13.3 million, $12.9 million and $13.6 million in 2014, 2013 and 2012, respectively. Sublease income was $0.8 million, $0.7 million and $0.6 million in 2014, 2013 and 2012, respectively.

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

In 1995, the Montana Department of Environmental Quality (“DEQ”) issued a Unilateral Administrative Order (“UAO”) requiring the Company to complete a remedial investigation and feasibility study to a formerly owned property in Montana that was used for the manufacture and treatment of wood windows. Since 1995, the Company has been working with the DEQ to comply with the UAO. During the first quarter of 2014, the DEQ issued its initial proposed plan for the final clean-up of the property in its report titled Proposed Final Cleanup for the Missoula White Pine Sash State Superfund Facility (“Proposed Plan”). Based on the Company’s review of the Proposed Plan, including discussions with third-party specialists, the Company recorded a charge of $3.1 million in the first quarter of 2014, which was reflected in discontinued operations. That charge increased our total accrual for estimated remediation costs to $3.7 million. On February 18, 2015, the DEQ issued an amendment to the UAO outlining the final remediation of the property in its Record of Decision (the “ROD”). Under the ROD, the DEQ estimated the remediation costs of the property to be $8.3 million. Based on the Company’s review of the ROD, including discussions with third-party specialists, the Company believes the accrual as of December 31, 2014 represents a reasonable estimate of its expected remaining costs of remediation in light of current facts and circumstances. The next step is for the Company to prepare a work plan for the implementation of the ROD to be submitted to the DEQ by April 20, 2015. The Company considered in its estimate, among other things, discussions with the DEQ, including the utilization of alternative remediation methods. Potential indemnification or other claims we may be able to assert against third parties and possible insurance coverage have also been considered but any potential recoveries have not been recognized at this time. The ultimate amount of remediation expenditures is difficult to reliably estimate because a work plan for the final remediation has not yet been developed or approved. As such, there is some uncertainty regarding the implementation of the final remediation. Since the top end of the range of our potential remediation costs for the property is unknown, our actual remediation expenses ultimately incurred could exceed our accrual by a material amount which could have a material adverse effect on our future liquidity, financial condition or operating results in any period in which any such additional expenses are recognized.

The Company has filed a declaratory action against certain insurers seeking reimbursement and indemnification for the costs of our investigation and remediation activities associated with the Montana property. No trial date is set. At this time the Company has not recognized any recovery due to the early stage of this litigation.

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

Defined Benefit Plans—The Company participates in several multi-employer pension plans that provide benefits to certain employees under collective bargaining agreements. The risks of participating in these multi-employer plans are different from single-employer plans in the following aspects: (1) assets contributed to the multi-employer plan by one employer may be used to provide benefits to employees of other participating employers (2) if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers, and (3) if the Company chooses to stop participating in some of its multi-employer plans, the Company may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability. Total contributions to these plans were $0.6 million, $0.6 million, and $0.5 million in the years ended December 31, 2014, 2013, and 2012, respectively. A majority of the contributions are to the Western Conference of Teamsters Pension Plan. The Company does not contribute more than five percent of total contributions for any of these multi-employer pension plans. The Company’s participation in the multi-employer pension plans as of December 31, 2014 is outlined in the table below.

Legal Name of Plan	EIN—Plan Number	Pension Protection Act Zone Status	Financial Improvement Plan	Surcharge Imposed	Expiration Date of Collective- Bargaining Agreement	12/31/2014 Company Participants
Western Conference of Teamsters Pension Plan	91-6145047 - 001	Funded > 80%	No	No	3/31/2015 to	78
					6/30/2017
Southern California Lumber Industry Retirement Fund	95-6035266 - 001	Funded > 80%	No	No	6/30/2017	14
Central States, Southeast and Southwest Areas Pension Plan	36-6044243 - 001	Funded < 65%	Implemented	Yes	3/31/2016	3

9.    STOCK AND INCENTIVE COMPENSATION PLANS

EVA Incentive Compensation Plan

The Company’s EVA Incentive Compensation Plan is intended to maximize shareholder value by aligning management’s interests with those of its shareholders by rewarding management for sustainable and continuous improvement in operating results. The Company recorded $1.0 million, $0.8 million and $1.3 million in expense related to this plan in the years ended December 31, 2014, 2013 and 2012, respectively.

2005 Executive Incentive Compensation Plan

Under the Company’s 2005 Executive Incentive Compensation Plan, which was adopted in 2005 and subsequently amended in 2007, 2009, and 2012 (“2005 Plan”), incentive awards of up to 6,125,000 shares of common stock may be granted. The 2005 Plan allows the Company to grant awards to key employees, including restricted stock awards and stock options, subject primarily to the requirement of continued employment. Awards under the 2005 Plan are available for grant over a ten-year period unless terminated earlier by the Board of Directors. No options were issued in 2014, 2013 or 2012. The Company granted 456,253, 570,680, and 970,250 shares of restricted stock in 2014, 2013, and 2012, respectively. No monetary consideration is paid to the Company by employees who receive restricted stock. The restricted shares vest ratably over three years. Restricted stock can be granted with or without performance restrictions.

2005 Non-Employee Directors’ Restricted Stock Plan

Under the Company’s 2005 Non-Employee Directors’ Restricted Stock Plan, which was adopted in 2005 and subsequently amended in 2007, 2009, and 2012, incentive awards of up to 575,000 shares of common stock may be granted. Awards under this plan are available for grant over a ten-year period unless terminated earlier by the Board of Directors. The Company granted 20,688, 34,818, and 78,064 restricted stock units in 2014, 2013, and 2012, respectively. These grants vest approximately one year later on the date of the following annual stockholders’ meeting on which they are granted.

Accounting For Stock-Based Compensation

The Company recognized approximately $1.4 million, $1.0 million, and $0.8 million in non-cash stock compensation expense for restricted stock awards in 2014, 2013 and 2012, respectively.

At December 31, 2014, the Company had 1,884,241 shares available under all of its stock compensation plans. On January 27, 2015, the Company issued 500,468 shares of restricted stock.

Stock Options

The fair value of each option award is estimated as of the date of grant using the Black-Scholes option pricing model. The Company did not grant stock options in 2014, 2013 or 2012.

The following table summarizes the stock option transactions pursuant to the Company’s stock incentive plans for the three years ended December 31, 2014:

	Shares (000’s)	Weighted Average Exercise Price Per Share	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (000’s)	Average Remaining Vesting Period (months)	Unrecognized Compensation Expense (000’s)
Options Outstanding at January 1, 2012	211	$8.47
Granted	—	—
Exercised	—	—
Forfeited	(6)	9.13

Options Outstanding at December 31, 2012	205	8.46
Granted	—	—
Exercised	—	—
Forfeited	(18)	9.01

Options Outstanding at December 31, 2013	187	8.40
Granted	—	—
Exercised	—	—
Forfeited	(82)	7.34

Options Outstanding at December 31, 2014	105	$9.23	0.8	—	—	$—

Exercisable at December 31, 2014	105	$9.23	0.8	—	N/A	N/A

The following table summarizes information about stock options outstanding at December 31, 2014:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
Range of Exercise Price	Number Outstanding (000’s)	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable (000’s)	Weighted Average Exercise Price
$8.78	65	1.1	8.78	65	8.78
$9.12	5	0.6	9.12	5	9.12
$10.09	35	0.3	10.09	35	10.09

Total	105	0.8	$9.23	105	$9.23

Restricted Stock and Restricted Stock Units

Restricted stock grants are recorded as unearned compensation on the date of grant in additional paid in capital at fair market value. The unearned compensation is being amortized to expense over the respective vesting periods.

The following summary presents the information regarding the restricted stock and restricted stock units for the three years ended December 31, 2014:

	Shares (000’s)	Weighted Average Grant Date Fair Value	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (000’s)	Average Remaining Vesting Period (months)	Unrecognized Compensation Expense (000’s)
Outstanding at January 1, 2012	2,037	$0.85
Granted	1,048	0.87
Restricted stock vested	(854)	0.71
Forfeited	(65)	0.71

Outstanding at December 31, 2012	2,166	0.92
Granted	605	2.35
Restricted stock vested	(947)	0.75
Forfeited	(16)	1.09

Outstanding at December 31, 2013	1,808	1.48
Granted	477	3.64
Restricted stock vested	(862)	1.13
Forfeited	(19)	1.37

Outstanding at December 31, 2014	1,404	$2.44	7.8	$4,779	6.6	$1,744

Restricted stock units vested at December 31, 2014	243	$2.32	5.8	$827	N/A	N/A

10.    INCOME TAXES

The provision for income taxes, relating to continuing operations, is composed of the following (in millions):

	2014	2013	2012
Current:
U.S. Federal benefit	$(0.1)	$—	$(0.1)
State and local tax	0.1	0.1	0.1

Total current	—	0.1	—

Deferred:
U.S. Federal tax	—	—	—
State and local tax	—	—	—

Total deferred	—	—	—

Total income benefit	$—	$0.1	$—

A reconciliation of income taxes based on the application of the statutory federal income tax rate to income taxes as set forth in the consolidated statements of operations follows:

	2014	2013	2012
Federal statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in taxes resulting from:
State and local taxes	2.0	2.0	2.0
Contingency accrual adjustment	—	(1.2)	—
Nondeductible items	4.5	5.9	(121.2)
Other, net	(1.7)	3.8	(12.4)
Change in valuation allowance	(39.5)	(42.8)	96.6

Effective income tax rate	0.3%	2.7%	—%

In 2014, the Company recorded income from continuing operations before income taxes of $5.8 million. In 2013, the Company recorded income from continuing operations before income taxes of $3.7 million, and a loss of $0.1 million in 2012. The Company has recorded a decrease in the valuation allowance of $0.4 million for the year ended December 31, 2014 and a decrease of $1.5 million for the year ended December 31, 2013.

Deferred income taxes at December 31, 2014 and 2013 are comprised of the following (in millions):

	2014		2013
	Assets	Liabilities	Assets	Liabilities
Income tax loss carryforwards	$29.8	$—	$31.1	$—
Other accrued liabilities	2.6	—	1.2	—
Employee benefits related	2.1	—	2.0	—
Property, plant and equipment	1.4	—	1.3	—
Insurance related	1.0	—	1.0	—
Goodwill	0.9	—	1.0	—
Inventories	0.5	—	0.6	—
Accounts receivables	0.2	—	0.2	—
LIFO	—	8.5	—	8.2
Other	0.2	0.5	0.5	0.6

Gross deferred tax assets and liabilities	38.7	9.0	38.9	8.8
Valuation allowance	(29.7)	—	(30.1)	—

Total	$9.0	$9.0	$8.8	$8.8

The Company has gross deferred tax assets of $38.7 million and a valuation allowance of $29.7 million netting to deferred tax assets of $9.0 million at December 31, 2014. At December 31, 2014, the Company has $9.0 million that is more likely than not to be utilized in future periods. After classifying $1.0 of short-term deferred tax assets with short-term deferred tax liabilities, the Company has current deferred tax liabilities of $8.0 million at December 31, 2014. The Company expects its deferred tax liabilities to be settled with utilization of its deferred tax assets. The deferred tax liabilities enable the Company to partially utilize the deferred tax assets at December 31, 2014 and the balance of the deferred tax assets are covered by the Company’s valuation allowance. The Company is not relying on future pre-tax income at December 31, 2014 to support the utilization of the deferred tax assets. The Company has both federal and state tax loss carryforwards reflected above. The Company’s federal tax loss carryforwards of approximately $66 million will begin to expire in 2028. The state tax loss carryforwards have expiration dates from 2015 to 2033. The total deferred income tax assets (liabilities) as presented in the accompanying consolidated balance sheets are as follows (in millions):

	2014	2013
Net current deferred taxes	$(8.0)	$(7.9)
Net long-term deferred taxes	8.0	7.9

The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through 2008. Open tax years related to state jurisdictions remain subject to examination but are not considered material. The Company has no material uncertain tax positions at December 31, 2014.

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

	2014	2013	2012
Earnings allocated to participating shareholders	$0.3	$0.2	$—
Number of participating securities	1.3	1.7	2.0

The diluted earnings per share calculations include the effect of the assumed exercise using the treasury stock method for both stock options and unvested restricted stock units, except when the effect would be anti-dilutive. The following table presents the number of common shares used in the calculation of net income per share from continuing operations for the periods ended December 31, 2014, December 31, 2013 and December 31, 2012.

	2014	2013	2012
Weighted-average number of common shares-basic	23.5	22.8	22.9
Dilutive potential common shares	—	—	—

Weighted-average number of common shares-dilutive	23.5	22.8	22.9

The calculation of diluted earnings per common share for both the years ended December 31, 2014 and December 31, 2013 excludes the impact of anti-dilutive stock options. The calculation of diluted earnings per common share for the year ended December 31, 2012 excludes the impact of anti-dilutive stock options and restricted stock units. The Company had 0.1 million stock options outstanding at December 31, 2014 which were all anti-dilutive.

12.    SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table provides selected consolidated financial information from continuing operations on a quarterly basis for each quarter of 2014 and 2013. The Company’s business is seasonal and particularly sensitive to weather conditions. Interim amounts are therefore subject to significant fluctuations (in millions, except per share data).

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2014
Net sales	$135.3	$168.7	$174.5	$145.2	$623.7
Gross margin	26.5	33.5	33.9	28.7	122.6
Operating expenses	26.7	29.4	29.7	28.5	114.3
Operating income (loss )	(0.2)	4.1	4.2	0.2	8.3
Net income (loss) from continuing operations	(0.8)	3.4	3.6	(0.4)	5.8
Net loss from discontinued operations	(3.2)	(0.2)	(0.1)	(0.1)	(3.6)
Net income (loss) per share—Diluted
Net income (loss) from continuing operations	$(0.03)	$0.14	$0.14	$(0.02)	$0.23
Net loss from discontinued operations	(0.14)	(0.01)	—	—	(0.15)
Net income (loss)	(0.17)	0.13	0.14	(0.02)	0.09
2013
Net sales	$124.5	$148.9	$153.3	$134.8	$561.5
Gross margin	23.1	29.8	30.8	27.4	111.1
Operating expenses	24.5	26.2	27.0	27.1	104.8
Operating income (loss )	(1.4)	3.6	3.8	0.3	6.3
Net income (loss) from continuing operations	(2.0)	2.8	3.2	(0.4)	3.6
Net loss from discontinued operations	—	(0.2)	(0.2)	—	(0.4)
Net income (loss) per share—Diluted
Net income (loss) from continuing operations	$(0.09)	$0.11	$0.13	$(0.02)	$0.15
Net loss from discontinued operations	—	—	(0.01)	—	(0.02)
Net income (loss)	(0.09)	0.11	0.12	(0.02)	0.13

13.    DISCONTINUED OPERATIONS

The discontinued operations of the Company had no sales in 2014, 2013 or 2012. In 2014, loss from discontinued operations of $3.6 million was recorded which was primarily related to a $3.1 million change in estimate in the first quarter of 2014 associated with the future remediation and monitoring activities at the formerly owned property in Montana. In 2013 and 2012, loss from discontinued operations of $0.4 million was recorded in each year. The loss in the three years is related to environmental and legal expenses related to the formerly owned property in Montana.

14.    RECENT ACCOUNTING STANDARDS OR UPDATES NOT YET EFFECTIVE

In April 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-08 (ASU 2014-08), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which amends ASC 205, Presentation of Financial Statements and ASC 360, Property, Plant, and Equipment. This update changes the criteria for a disposal transaction to qualify as a discontinued operation, and expands the disclosure requirements surrounding discontinued operations. ASU 2014-08 is effective for fiscal years beginning after December 15, 2014. Management does not believe it will have a material effect on the Company’s consolidated financial statements.

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

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A—CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures—The Company, under the supervision and with the participation of our Disclosure Committee and management, including our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective as of December 31, 2014 in all material respects in (a) causing information required to be disclosed by us in reports that we file or submit under the Securities and Exchange Act of 1934, as amended to be recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (b) causing such information to be accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control Over Financial Reporting—The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal fourth quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B—OTHER INFORMATION

None

PART III

ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding executive officers and directors of Huttig is set forth in the Company’s definitive proxy statement for its 2015 Annual Meeting of Stockholders (the “2015 Proxy Statement”) under the caption “Executive Officers” and “Election of Directors,” respectively, and is incorporated herein by reference. Information regarding Section 16(a) beneficial ownership reporting compliance is set forth in the 2015 Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

The information regarding the Company’s “audit committee financial expert” and identification of the members of the Audit Committee of the Company’s Board of Directors is set forth in the 2015 Proxy Statement under the caption “Board Committees” and is incorporated herein by reference.

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

ITEM 11—EXECUTIVE COMPENSATION

The information required by Item 11 is set forth in the 2015 Proxy Statement under the captions “Board of Directors and Committees of the Board of Directors,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Report on Executive Compensation by the Management Organization and Compensation Committee of the Company” and is incorporated herein by reference.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except as set forth below, the information required by Item 12 is set forth in the 2015 Proxy Statement under the captions “Beneficial Ownership of Common Stock by Directors and Management” and “Principal Stockholders of the Company,” and is incorporated herein by reference.

Equity Compensation Plan Information

The following table presents information, as of December 31, 2014, for equity compensation plans under which The Company’s equity securities are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	105,250	$9.23	—
Equity compensation plans not approved by security holders	—	N/A	1,884,241

Total	105,250	$9.23	1,884,241

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is set forth in the 2015 Proxy Statement under the caption “Certain Relationships and Related Transactions and Director Independence,” and is incorporated herein by reference.

ITEM 14—PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is set forth in the 2015 Proxy Statement under the caption “Principal Accounting Firm Services and Fees,” and is incorporated herein by reference.

PART IV

ITEM 15— EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

1. Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2014 and 2013

Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2014, 2013 and 2012

Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012

Notes to Consolidated Financial Statements

2. Exhibits:

Exhibit Index

3.1	Restated Certificate of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to the Form 10 filed on September 21, 1999.)

3.2	Amended and Restated Bylaws of the Company as amended as of September 26, 2007. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 28, 2007.)

4.1	Certificate of Designations of Series A Junior Participating Preferred Stock of the Company. (Incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.)

10.1	Tax Allocation Agreement by and between Crane and the Company dated December 16, 1999. (Incorporated by reference to Exhibit 10.1 to the 1999 Form 10-K.)

10.2	Employee Matters Agreement between Crane and the Company dated December 16, 1999. (Incorporated by reference to Exhibit 10.2 to the 1999 Form 10-K.)

*10.3	Form of Indemnification Agreement for Executive Officers and Directors. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 4, 2005.)

*10.4	EVA Incentive Compensation Plan (as amended effective January 1, 2004). (Incorporated by reference to Exhibit 10.38 to the Company’s Form 10-K/A (Amendment No. 2) filed on October 17, 2005.)

*10.5	2005 Executive Incentive Compensation Plan, Third Amendment and Restatement Effective February 21, 2012. (Incorporated by reference to Exhibit 10.1 to the Company’s Form S-8 Registration Statement filed on February 21, 2012.)

*10.6	2005 Nonemployee Directors’ Restricted Stock Plan, Second Amendment and Restatement Effective February 21, 2012. (Incorporated by reference to Exhibit 10.2 to the Company’s Form S-8 Registration Statement filed on February 21, 2012.)

*10.7	Form of Restricted Stock Agreement under 2005 Executive Incentive Compensation Plan.

*10.8	Form of Stock Option Agreement under 2005 Executive Compensation Plan. (Incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.)

*10.9	Form of Restricted Stock Unit Agreement under the 2005 Nonemployee Directors’ Restricted Stock Plan. (Incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.)

*10.10	EVA Executive Incentive Plan for the Year 2014.

*10.11	Amended and Restated Executive Agreement between the Company and Jon P. Vrabely effective as of June 24, 2008. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

*10.12	Amendment No. 1 to Amended and Restated Executive Agreement between the Company and Jon P. Vrabely effective September 28, 2009. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.)

*10.13	Form of Letter Amendment to Change in Control Agreements. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.)

*10.14	Amendment No. 2 to Amended and Restated Executive Agreement between the Company and Jon P. Vrabely effective as of April 12, 2010. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.)

*10.15	Amendment No. 3 to Amended and Restated Executive Agreement between the Company and Jon P. Vrabely effective as of November 21, 2011. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.)

*10.16	Amendment No. 4 to Amended and Restated Executive Agreement between the Company and Jon P. Vrabely effective as of September 23, 2013. (Incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.)

*10.17	Amendment No. 5 to Amended and Restated Executive Agreement between the Company and Jon P. Vrabely effective as of June 2, 2014. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.)

10.18	Amended and Restated Revolving Credit Agreement dated as of September 3, 2010, among the Company, Huttig, Inc., General Electric Capital Corporation, as agent, co-syndication agent and lender and the other lenders signatory thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 10, 2010.)

10.19	First Amendment to Amended and Restated Revolving Credit Agreement dated as of October 31, 2011, by and among the Company, Huttig, Inc., General Electric Capital Corporation and Wells Fargo Capital Finance, LLC. (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.)

10.20	Second Amendment to Amended and Restated Credit Agreement dated as of December 21, 2012, by and among the Company, Huttig, Inc., General Electric Capital Corporation and the other lenders signatory thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 21, 2012.)

10.21	Third Amendment to Amended and Restated Credit Agreement dated as of May 28, 2014, by and among the Company, Huttig, Inc., General Electric Capital Corporation and the other lenders signatory thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 29, 2014.)

21.1	Subsidiary

23.1	Consent of KPMG LLP, independent registered public accounting firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUTTIG BUILDING PRODUCTS, INC.

By:	/s/ Jon P. Vrabely
President and Chief Executive Officer

Date: February 26, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jon P. Vrabely Jon P. Vrabely	President, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2015

/s/ Philip W. Keipp Philip W. Keipp	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2015

/s/ R.S. Evans R. S. Evans	Chairman of the Board	February 26, 2015

/s/ E. Thayer Bigelow E. Thayer Bigelow	Director	February 26, 2015

/s/ Richard S. Forté Richard S. Forté	Director	February 26, 2015

/s/ Donald L. Glass Donald L. Glass	Director	February 26, 2015

/s/ J. Keith Matheney J. Keith Matheney	Director	February 26, 2015

/s/ Delbert H. Tanner Delbert H. Tanner	Director	February 26, 2015