Form 10-Q
period 2015-06-30
HUTTIG BUILDING PRODUCTS INC
filed 2015-07-30
CIK 1093082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The number of shares of Common Stock outstanding on June 30, 2015 was 24,885,265 shares.

PART 1 FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(In Millions, Except Per Share Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net sales	$175.1	$168.7	$322.5	$304.0
Cost of sales	139.5	135.2	258.4	244.0
Gross margin	35.6	33.5	64.1	60.0
Operating expenses	30.0	29.4	57.9	56.1
Gain on disposal of assets	(0.4)	—	(0.4)	—
Operating income	6.0	4.1	6.6	3.9
Interest expense, net	0.6	0.7	1.1	1.3
Income from continuing operations before income taxes	5.4	3.4	5.5	2.6
Provision for income taxes	—	—	—	—
Income from continuing operations	5.4	3.4	5.5	2.6
Loss from discontinued operations, net of taxes	(0.3)	(0.2)	(0.4)	(3.4)
Net income (loss)	$5.1	$3.2	$5.1	$(0.8)

Net income from continuing operations per share - basic and diluted	$0.21	$0.14	$0.22	$0.11
Net loss from discontinued operations per share - basic and diluted	$(0.01)	$(0.01)	(0.02)	(0.14)
Net income (loss) per share - basic and diluted	$0.20	$0.13	$0.20	$(0.03)

Weighted average shares outstanding:
Basic shares outstanding	24.1	23.6	24.0	23.4
Diluted shares outstanding	24.1	23.6	24.0	23.5

See notes to condensed consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(In Millions)

	June 30,	December 31,	June 30,
	2015	2014	2014
ASSETS
CURRENT ASSETS:
Cash and equivalents	$2.5	$0.5	$3.5
Trade accounts receivable, net	72.0	48.9	69.4
Inventories	76.2	67.4	77.4
Other current assets	6.8	7.8	6.5
Total current assets	157.5	124.6	156.8

PROPERTY, PLANT AND EQUIPMENT:
Land	4.3	4.3	4.3
Buildings and improvements	25.9	25.4	24.6
Machinery and equipment	36.4	36.0	34.9
Gross property, plant and equipment	66.6	65.7	63.8
Less accumulated depreciation	49.9	48.8	47.4
Property, plant and equipment, net	16.7	16.9	16.4

OTHER ASSETS:
Goodwill	6.3	6.3	6.3
Other	2.0	2.2	2.3
Deferred income taxes	7.8	8.0	7.7
Total other assets	16.1	16.5	16.3
TOTAL ASSETS	$190.3	$158.0	$189.5

See notes to condensed consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(In Millions, Except Share Data)

	June 30,	December 31,	June 30,
	2015	2014	2014
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$0.8	$1.3	$0.6
Trade accounts payable	53.7	39.4	52.0
Deferred income taxes	7.8	8.0	7.7
Accrued compensation	3.8	4.0	2.9
Other accrued liabilities	11.9	13.4	11.8
Total current liabilities	78.0	66.1	75.0
NON-CURRENT LIABILITIES:
Long-term debt, less current maturities	77.5	62.4	88.3
Other non-current liabilities	3.8	3.8	4.2
Total non-current liabilities	81.3	66.2	92.5

SHAREHOLDERS' EQUITY:
Preferred shares; $.01 par (5,000,000 shares authorized)	—	—	—
Common shares; $.01 par (50,000,000 shares authorized: 24,885,265; 24,556,536; and 24,572,371 shares issued at June 30, 2015,
December 31, 2014 and June 30, 2014, respectively)	0.2	0.2	0.2
Additional paid-in capital	40.6	40.4	39.7
Accumulated deficit	(9.8)	(14.9)	(17.9)
Total shareholders' equity	31.0	25.7	22.0

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$190.3	$158.0	$189.5

See notes to condensed consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(In Millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Cash Flows From Operating Activities:
Net income (loss)	$5.1	$3.2	$5.1	$(0.8)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net loss from discontinued operations	0.3	0.2	0.4	3.4
Depreciation and amortization	0.8	0.7	1.5	1.5
Non-cash interest expense	0.1	0.1	0.2	0.2
Stock-based compensation	0.4	0.4	0.8	0.7
Gain on disposal of assets	(0.4)	—	(0.4)	—
Changes in operating assets and liabilities:
Trade accounts receivable	(4.7)	(9.2)	(23.5)	(25.1)
Inventories	3.9	(2.3)	(10.4)	(10.7)
Trade accounts payable	(6.6)	(0.6)	14.3	11.2
Other	1.2	(0.3)	(1.2)	(1.9)
Total cash provided by (used in) operating activities	0.1	(7.8)	(13.2)	(21.5)
Cash Flows From Investing Activities:
Capital expenditures	(0.7)	(0.6)	(0.9)	(0.9)
Proceeds from disposition of capital assets	2.4	—	2.4	—
Total cash provided by (used in) investing activities	1.7	(0.6)	1.5	(0.9)
Cash Flows From Financing Activities:
Borrowings of debt, net	—	9.5	14.3	26.1
Repurchase shares of common stock	—	—	(0.6)	(0.8)
Total cash provided by financing activities	—	9.5	13.7	25.3
Net increase in cash and equivalents	1.8	1.1	2.0	2.9
Cash and equivalents, beginning of period	0.7	2.4	0.5	0.6
Cash and equivalents, end of period	$2.5	$3.5	$2.5	$3.5

Supplemental Disclosure of Cash Flow Information:
Interest paid	$0.5	$0.6	$0.9	$1.2
Income taxes paid	—	0.1	0.1	0.1

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

3. DEBT

Debt consisted of the following (in millions):

	June 30,	December 31,	June 30,
	2015	2014	2014
Revolving credit facility	$75.9	$60.8	$87.3
Other obligations	2.4	2.9	1.6
Total debt	78.3	63.7	88.9
Less current portion	0.8	1.3	0.6
Long-term debt	$77.5	$62.4	$88.3

Credit Agreement — The Company has a $160.0 million asset-based senior secured revolving credit facility (“credit facility”).  Borrowing availability under the credit facility is based on eligible accounts receivable, inventory and real estate. The real estate component of the borrowing base amortizes monthly over 12.5 years on a straight-line basis.  Borrowings under the credit facility are collateralized by substantially all of the Company’s assets, and the Company is subject to certain operating limitations applicable to a loan of this type, which, among other things, place limitations on indebtedness, liens, investments, mergers and acquisitions, dispositions of assets, cash dividends and transactions with affiliates. The entire unpaid balance under the credit facility is due and payable on May 28, 2019.

At June 30, 2015, under the credit facility, the Company had revolving credit borrowings of $75.9 million outstanding at a weighted average interest rate of 2.09% per annum, letters of credit outstanding totaling $3.0 million, primarily for health and workers’ compensation insurance and $59.1 million of additional committed borrowing capacity.  The Company pays an unused commitment fee of 0.25% per annum. In addition, the Company had $2.4 million of capital lease and other obligations outstanding at June 30, 2015.

The sole financial covenant in the credit facility is the fixed charge coverage ratio (“FCCR”) of 1.05:1.00 which must be tested by the Company if the excess borrowing availability falls below a range of $12.5 million to $20.0 million, depending on the Company’s borrowing base, and must also be tested on a pro forma basis prior to consummation of certain significant business transactions outside the ordinary course of the Company’s business, as defined in the credit agreement.

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

As described in Note 7 — “Commitments and Contingencies” to the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014,  Huttig was previously identified as a potentially responsible party in connection with the cleanup of contamination at a formerly owned property in Montana. The following information supplements and updates the Company’s prior disclosure. On February 18, 2015, the Montana Department of Environmental Quality (the “DEQ”) issued an amendment to the unilateral administrative order of the DEQ outlining the final remediation of the property in its Record of Decision (the “ROD”).  The Company submitted a work plan to the DEQ to implement the ROD and it is currently under review by the DEQ.  Under the ROD, the DEQ estimated the remediation costs of the property to be $8.3 million.  Based on the Company’s review of the ROD, including discussions with third-party specialists, the Company has accrued $3.7 million at June 30, 2015 and December 31, 2014 with respect to the contingent liability.  The Company believes this accrual represents a reasonable estimate of its expected remaining costs of remediation in light of current facts and circumstances.   However, the ultimate amount of remediation expenditures is difficult to estimate.  There is uncertainty regarding the implementation of the final remediation. As part of the remediation process, additional soil and groundwater sampling, bench and pilot testing is required to ensure the remediation will achieve the projected outcome required by the DEQ. The Company considered in its estimate, among other things, discussions with the DEQ, including the utilization of alternative remediation methods. Potential indemnification or other claims we may be able to assert against third parties and possible insurance coverage have also been considered but any potential recoveries have not been recognized at this time. Since the top end of the range of our potential remediation costs for the property is unknown, our actual remediation expenses ultimately incurred could exceed our accrual by a material amount which could have a material adverse effect on our future liquidity, financial condition or operating results in any period in which any such additional expenses are recognized.

On June 29, 2015, certain private plaintiffs owning properties adjacent to the Montana site sued the Company in the Montana Fourth Judicial District Court seeking remediation of the property in excess of what is contemplated by the ROD and other damages.  The Company has not yet been served, but plans to defend the lawsuit vigorously.

The Company has filed a declaratory action against certain liability insurers seeking, inter alia, defense and indemnification for the costs of implementing the final remediation activities associated with the Montana property and defense and indemnification costs associated with the related lawsuit described above.  This case currently is pending in the United States District Court for the Eastern District of Missouri.  A trial date has been set for August 21, 2017.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Earnings allocated to participating shareholders	$0.2	$0.2	$0.2	$0.1
Number of participating securities	1.0	1.2	1.1	1.3

The diluted earnings per share calculations include the effect of the assumed exercise using the treasury stock method for both stock options and unvested restricted stock units, except when the effect would be anti-dilutive.  The following table presents the number of common shares used in the calculation of net income per share from continuing operations (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Weighted-average number of common shares-basic	24.1	23.6	24.0	23.4
Dilutive potential common shares	—	—	—	0.1
Weighted-average number of common shares-dilutive	24.1	23.6	24.0	23.5

The calculation of diluted earnings (loss) per common share for the periods ended June 30, 2015 and June 30, 2014 excludes the impact of antidilutive stock options and restricted stock units.  The Company has 0.1 million stock options outstanding at June 30, 2015, which were all antidilutive.

6. INCOME TAXES

Huttig recognized no income tax expense or benefit in the six-month periods ended June 30, 2015 and June 30, 2014.  At June 30, 2015, the Company had gross deferred tax assets of $36.9 million and a valuation allowance of $28.1 million netting to deferred tax assets of $8.8 million. The Company had deferred tax liabilities of $8.8 million at June 30, 2015.  After classifying $1.0 million of short-term deferred tax assets against short-term deferred tax liabilities, the Company had current net deferred tax liabilities of $7.8 million, as well as long-term deferred tax assets of $7.8 million at June 30, 2015. The Company expects its deferred tax liabilities to be settled with utilization of its deferred tax assets. The deferred tax liabilities enable the Company to partially utilize the deferred tax assets at June 30, 2015, and the balance of the deferred tax assets are covered by the Company’s valuation allowance. The Company is not relying on future pre-tax income at June 30, 2015 to support the utilization of the deferred tax assets.

7. STOCK-BASED EMPLOYEE COMPENSATION

The Company recognized $0.8 million and $0.7 million in non-cash stock-based compensation expense in each of the six-month periods ended June 30, 2015 and June 30, 2014, respectively.  During the first six months of 2015, the Company granted an aggregate of 500,468 shares of restricted stock at a fair market value of $3.19 per share under its 2005 Executive Incentive Compensation Plan, as amended. The restricted shares vest in three equal installments on the first, second and third anniversaries of the grant date.  During the first six months of 2015, the Company granted 90,820 shares of restricted stock under its 2005 Non-Employee Directors’ Restricted Stock Plan, as amended, at an average fair market value of $3.52 per share. The directors’ restricted shares vest on the date of the 2016 Annual Meeting.  The unearned compensation expense is being amortized into expense on a straight-line basis over the requisite service period for the entire award. As of June 30, 2015 and 2014, the total compensation expense not yet recognized related to all outstanding restricted stock/unit awards was $2.6 million and $2.5 million, respectively.

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

The following table sets forth our sales by product classification as a percentage of total sales:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Millwork(1)	47%	47%	48%	48%
Building Products(2)	42%	42%	41%	40%
Wood Products(3)	11%	11%	11%	12%
Total Net Product Sales	100%	100%	100%	100%

(1)	Millwork generally includes exterior and interior doors, pre-hung door units, windows, mouldings, frames, stair parts and columns.
(2)	Building products generally include composite decking, connectors, fasteners, housewrap, siding, roofing products, insulation and other miscellaneous building products.
(3)	Wood products generally include engineered wood products and other wood products, such as lumber and panels.

Industry Conditions

New housing activity in the United States has shown modest improvement each year since 2009.  However, 2015 activity is still below the historical average of 1.4 million total housing starts from 1959 to 2014 based on statistics tracked by the United States Census Bureau. Total housing starts were approximately 1.0 million in 2014. Through June 30, 2015, based on the most recent data provided by the United States Census Bureau, total new housing starts were approximately 11% above 2014 levels for the corresponding six-month period.

Various factors historically have caused our results of operations to fluctuate from period to period. These factors include levels of residential construction, the mix of single family and multi-family starts as a percent of the total residential construction, home improvement and remodeling activity, weather, prices of commodity wood and steel products, interest rates, competitive pressures, availability of credit and other local, regional and national economic conditions. Many of these factors are cyclical or seasonal in nature. We anticipate that further fluctuations in operating results from period to period will continue in the future. Our results in the first and fourth quarter of each year are generally adversely affected by winter weather patterns in the Midwest, Northeast and Northwest, which typically result in seasonal decreases in levels of construction activity in these areas. Because much of our overhead and expenses remain relatively fixed throughout the year, our operating profits tend to be lower during the first and fourth quarters.

We believe we have the product offerings, distribution channels, personnel, systems infrastructure and financial and competitive resources necessary for continued operations. Our future revenues, costs and profitability, however, are all likely to be influenced by a number of risks and uncertainties, including those discussed under the “Cautionary Statement” below.

Critical Accounting Policies

We prepare our condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles, which require management to make estimates and assumptions. Management bases these estimates and assumptions on historical results and known trends as well as management forecasts. Actual results could differ from these estimates and assumptions and these differences may be material. For a discussion of our significant accounting policies and estimates, see our Annual Report on Form 10-K for the year ended December 31, 2014 in Part II, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies.” During the six months ended June 30, 2015, there were no material changes to the critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Results of Operations

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Net sales were $175.1 million in 2015, which was $6.4 million, or 4%, higher than in 2014.  The increase was primarily due to higher levels of construction activity.

Sales increased in all major product categories in 2015 compared to 2014.  Millwork sales increased 4% in 2015 to $82.7 million. Building products sales increased 3% in 2015 to $72.8 million.  Wood product sales increased 7% in 2015 to $19.6 million.

Gross margin increased 6% to $35.6 million in 2015 as compared to $33.5 million in 2014.  As a percentage of sales, gross margin increased to 20.3% in 2015 from 19.9% in 2014.  The increase in gross margin percentage was primarily due to our operational initiatives as well as improved product mix.

Operating expenses increased $0.6 million to $30.0 million in 2015, compared to $29.4 million in 2014.  The increase was primarily due to higher personnel costs as a result of wage increases related to reinstatement of previous wage reductions and the hiring of additional personnel, as well as expenses attributable to higher variable costs associated with increased sales.  All prior wage reductions were reinstated throughout 2014. The increase in personnel costs was partially offset by a decrease in fuel expense due to lower fuel costs.  As a percentage of sales, operating expenses decreased to 17.1% in 2015 from 17.4% in 2014 due to leveraging of expenses.

Our results for the three months ended June 30, 2015 included a gain on the sale of assets of $0.4 million related to the sale of our Southwest Roofing Supply branch.

Net interest expense was $0.6 million in 2015, compared to $0.7 million in 2014. The decrease was generally due to lower average debt outstanding and lower interest rates in the second quarter of 2015.

No income tax expense or benefit was recognized in the second quarter of 2015 or 2014.

If, in the future, we generate sufficient earnings in federal and state tax jurisdictions in which we have recorded valuation allowances, our conclusion regarding the need for a valuation allowance in these tax jurisdictions could change. Accordingly, it is reasonably possible we could have a reduction of some or a significant portion of our recorded valuation allowance of $28.1 million as of June 30, 2015. This determination would be dependent on a number of factors which would include, but not be limited to, our expectation of future taxable income.

As a result of the foregoing factors, we reported income from continuing operations of $5.4 million in 2015 compared to $3.4 million in 2014.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Net sales were $322.5 million in 2015, which was $18.5 million, or approximately 6%, higher than in 2014.  The increase was primarily due to higher levels of construction activity and our core product growth initiatives, which we believe resulted in revenue growth in certain product categories above the market thereby gaining some level of market share.

Sales increased in all major product categories in 2015 from 2014.   Millwork sales increased 5% in 2015 to $154.3 million. Building product sales increased 8% in 2015 to $131.6 million.  Wood products sales increased 3% in 2015 to $36.6 million primarily due to an increase in demand in engineered wood.

Gross margin increased approximately 7% to $64.1 million, or 19.9% of sales, in 2015 as compared to $60.0 million, or 19.7% of sales, in 2014.  The increase in gross margin percentage was primarily due to our operational initiatives.

Operating expenses increased $1.8 million to $57.9 million, or 18.0% of sales, in 2015, compared to $56.1 million, or 18.5% of sales, in 2014. The increase was primarily due to higher personnel costs as a result of wage increases related to reinstatement of previous wage reductions and the hiring of additional personnel, as well as expenses attributable to higher variable costs associated with increased sales.  All prior wage reductions were reinstated throughout 2014. The increase in personnel costs was partially offset by a decrease in fuel expense due to lower fuel costs.

Our results for the six months ended June 30, 2015 included a gain on the sale of assets of $0.4 million related to the sale of our Southwest Roofing Supply branch.

Net interest expense was $1.1 million in 2015, compared to $1.3 million in 2014. The decrease was generally due to lower average debt outstanding and lower interest rates in the second quarter of 2015.

No income tax expense or benefit was recognized in the six-month periods ended June 30, 2015 or 2014.

As a result of the foregoing factors, we reported income from continuing operations of $5.5 million in 2015 as compared to $2.6 million in 2014.

Discontinued Operations

We recorded a $0.4 million after-tax loss from discontinued operations in the first six months of 2015 as compared to a loss of $3.4 million in the first six months of 2014.  The loss in both periods was due to environmental and related legal expenses.  See further discussion under “Contingencies” below.

Liquidity and Capital Resources

We depend on cash flow from operations and funds available under our credit facility to finance our operations, including seasonal working capital needs, capital expenditures and other capital needs. Our working capital requirements are generally greatest in the second and third quarters, which reflect the seasonal nature of our business. The second and third quarters are also typically our strongest operating quarters, largely due to more favorable weather throughout many of our markets compared to the first and fourth quarters. We typically generate cash from working capital reductions in the fourth quarter of the year and typically use cash as we build working capital during the first quarter in preparation for our second and third quarters. We also maintain significant inventories to meet the rapid delivery requirements of our customers and to enable us to obtain favorable pricing, delivery and service terms with our suppliers. Accounts receivable also typically increase during peak periods commensurate with the sales increase.  At June 30, 2015 and June 30, 2014, inventories and accounts receivable constituted approximately 78% and 77% of our total assets, respectively.  We closely monitor operating expenses and inventory levels during seasonally affected periods and, to the extent possible, manage variable operating costs to minimize seasonal effects on our profitability.

Operations.  Cash used in operating activities decreased by $8.3 million to $13.2 million in the first six months of 2015, compared to $21.5 million in the first six months of 2014.  In 2015, we recorded a profit of $5.1 million compared to a net loss of $0.8 million in 2014. Accounts receivable increased by $23.5 million during 2015, compared to an increase of $25.1 million a year ago. The increase in accounts receivable over the first six months of the year was commensurate with sales activity including the seasonality of our sales.  Days’ sales outstanding was 37.5 days at each of June 30, 2015 and June 30, 2014 based on annualized second quarter sales and quarter-end accounts receivable balances for the respective periods. Inventory increased by $10.4 million in the first six months of 2015 compared to an increase of $10.7 million in the corresponding period of 2014. The increase in inventories over the first six months of the year represented normal seasonality and participation in certain early buy programs coupled with anticipated increased sales activity in 2015 as compared to 2014.  Our inventory turns were 7.1 turns in each of 2015 and 2014 based on annualized second quarter costs of goods sold and average inventory balances for the respective quarters. Accounts payable increased by $14.3 million in the first six months of 2015, compared to an $11.2 million increase in the corresponding year-ago period. The increase was primarily a result of our inventory build for the respective periods.  Days’ payable outstanding was 35.1 days at each of June 30, 2015 and June 30, 2014 based on annualized second quarter costs of goods sold and quarter-end accounts payable balances for the respective periods.

Investing.  In 2015, net cash provided by investing activities was $1.5 million, which compares to net cash used in investing activities of $0.9 million in 2014.  The Company received proceeds of $2.4 million for the sale of assets of its Southwest Roofing Supply branch in the second quarter of 2015.  The Company invested $0.9 million in machinery and equipment at various locations in the first six months of each of 2015 and 2014.

Financing.  Cash provided from financing activities of $13.7 million in 2015 reflected net borrowings of $14.3 million offset by the Company’s repurchase of 0.2 million shares of its common stock for $0.6 million.  The repurchased shares were retired.  Cash provided from financing activities of $25.3 million in the first six months of 2014 reflected net borrowings of $26.1 million offset by the Company’s repurchase of 0.2 million shares of its common stock for $0.8 million.  The repurchased shares were retired.

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

At June 30, 2015, under the credit facility, we had revolving credit borrowings of $75.9 million outstanding at a weighted average interest rate of 2.09% per annum, letters of credit outstanding totaling $3.0 million, primarily for health and workers’ compensation insurance and $59.1 million of additional committed borrowing capacity.  We pay an unused commitment fee of 0.25% per annum. In addition, we had $2.4 million of capital lease and other obligations outstanding at June 30, 2015.

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

Off-Balance Sheet Arrangements

In addition to funds available from operating cash flows and the credit facility as described above, we use operating leases as a principal off-balance sheet financing technique. Operating leases are employed as an alternative to purchasing certain property, plant and equipment. For a discussion of our off-balance sheet arrangements, see our Annual Report on Form 10-K for the year ended December 31, 2014 in Part II, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Commitments and Contingencies.” During the six months ended June 30, 2015, there were no material changes to our off-balance sheet arrangements discussed in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

ITEM 4 — CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures – As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company, under the supervision and with the participation of our Disclosure Committee and management, including our Chief Executive Officer and Interim Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures are effective as of June 30, 2015.

Changes in Internal Control of Financial Reporting – There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

See Note 4 – Contingencies of the Notes to Condensed Consolidated Financial Statements (unaudited) in Item 1 for information on legal proceedings in which the Company is involved.  See also Part I, Item 3-“Legal Proceedings” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 6 — EXHIBITS

The exhibits filed as part of this Report on Form 10-Q are listed in the Exhibit Index immediately preceding the exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUTTIG BUILDING PRODUCTS, INC.

/s/ Jon P. Vrabely
Date: July 30, 2015
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

*10.1

2005 Nonemployee Directors’ Restricted Stock Plan, Third Amendment and Restatement, effective March 31, 2015 (Incorporated by reference to Attachment A to the Definitive Proxy Statement filed with the Securities and Exchange Commission on March 20, 2015).

*10.2

2005 Executive Incentive Compensation Plan, Fourth Amendment and Restatement, effective April 27, 2015 (Incorporated by reference to Attachment B to the Definitive Proxy Statement filed with the Securities and Exchange Commission on March 20, 2015).

*10.3	Form of Restricted Stock Agreement under the 2005 Executive Incentive Compensation Plan, as amended.
*10.4	Form of Restricted Stock Agreement under the 2005 Nonemployee Directors’ Restricted Stock Plan, as amended.
*10.5	Separation Agreement dated May 29, 2015 by and between Philip Keipp and the Company.
31.1	Certification by Chief Executive Officer and Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

10l.SCH	XBRL Taxonomy Extension Scheme Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*Management contract or compensatory plan or arrangement.