Form 10-Q
period 2015-09-30
HUTTIG BUILDING PRODUCTS INC
filed 2015-10-29
CIK 1093082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐		Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of Common Stock outstanding on September 30, 2015 was 24,879,750 shares.

PART 1 FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(In Millions, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net sales	$181.7	$174.5	$504.2	$478.5
Cost of sales	144.5	140.6	402.9	384.6
Gross margin	37.2	33.9	101.3	93.9
Operating expenses	30.8	29.7	88.7	85.8
Gain on disposal of assets	—	—	(0.4)	—
Operating income	6.4	4.2	13.0	8.1
Interest expense, net	0.6	0.6	1.7	1.9
Income from continuing operations before income taxes	5.8	3.6	11.3	6.2
Income tax benefit	(17.4)	—	(17.4)	—
Income from continuing operations	23.2	3.6	28.7	6.2
Loss from discontinued operations, net of taxes	(2.7)	(0.1)	(3.1)	(3.5)
Net income	$20.5	$3.5	$25.6	$2.7

Net income from continuing operations per share - basic and diluted	$0.92	$0.14	$1.14	$0.25
Net loss from discontinued operations per share - basic and diluted	$(0.11)	$—	$(0.13)	$(0.15)
Net income per share - basic and diluted	$0.82	$0.14	$1.02	$0.11

Weighted average shares outstanding:
Basic shares outstanding	24.1	23.6	24.1	23.5
Diluted shares outstanding	24.1	23.6	24.1	23.5

See notes to condensed consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(In Millions)

	September 30,	December 31,	September 30,
	2015	2014	2014
ASSETS
CURRENT ASSETS:
Cash and equivalents	$2.8	$0.5	$0.9
Trade accounts receivable, net	74.1	48.9	71.1
Inventories	71.0	67.4	70.6
Other current assets	6.2	7.8	7.0
Total current assets	154.1	124.6	149.6

PROPERTY, PLANT AND EQUIPMENT:
Land	4.3	4.3	4.3
Buildings and improvements	26.4	25.4	25.2
Machinery and equipment	37.2	36.0	35.5
Gross property, plant and equipment	67.9	65.7	65.0
Less accumulated depreciation	50.2	48.8	48.2
Property, plant and equipment, net	17.7	16.9	16.8

OTHER ASSETS:
Goodwill	6.3	6.3	6.3
Other	1.8	2.2	2.3
Deferred income taxes	24.5	8.0	7.5
Total other assets	32.6	16.5	16.1
TOTAL ASSETS	$204.4	$158.0	$182.5

See notes to condensed consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(In Millions, Except Share Data)

	September 30,	December 31,	September 30,
	2015	2014	2014
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$0.7	$1.3	$0.6
Trade accounts payable	52.0	39.4	51.1
Deferred income taxes	5.2	8.0	7.5
Accrued compensation	6.0	4.0	4.3
Other accrued liabilities	13.0	13.4	13.4
Total current liabilities	76.9	66.1	76.9
NON-CURRENT LIABILITIES:
Long-term debt, less current maturities	67.2	62.4	75.7
Other non-current liabilities	8.2	3.8	4.0
Total non-current liabilities	75.4	66.2	79.7

SHAREHOLDERS' EQUITY:
Preferred shares: $.01 par (5,000,000 shares authorized)	—	—	—
Common shares: $.01 par (50,000,000 shares authorized: 24,879,750; 24,556,536; and 24,569,920 shares issued at September 30, 2015,
December 31, 2014 and September 30, 2014, respectively)	0.2	0.2	0.2
Additional paid-in capital	41.2	40.4	40.1
Retained earnings (accumulated deficit)	10.7	(14.9)	(14.4)
Total shareholders' equity	52.1	25.7	25.9

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$204.4	$158.0	$182.5

See notes to condensed consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(In Millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Cash Flows From Operating Activities:
Net income	$20.5	$3.5	$25.6	$2.7
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net loss from discontinued operations	2.7	0.1	3.1	3.5
Depreciation and amortization	0.7	0.8	2.2	2.3
Non-cash interest expense	0.1	0.1	0.3	0.3
Stock-based compensation	0.5	0.3	1.3	1.0
Deferred Taxes	(19.3)	—	(19.3)	—
Gain on disposal of assets	—	—	(0.4)	—
Changes in operating assets and liabilities:
Trade accounts receivable	(2.1)	(1.7)	(25.6)	(26.8)
Inventories	5.2	6.8	(5.2)	(3.9)
Trade accounts payable	(1.7)	(0.9)	12.6	10.3
Other	5.7	2.2	4.5	0.3
Total cash provided by (used in) operating activities	12.3	11.2	(0.9)	(10.3)
Cash Flows From Investing Activities:
Capital expenditures	(1.7)	(0.6)	(2.6)	(1.5)
Proceeds from disposition of capital assets	0.1	—	2.5	—
Total cash used in investing activities	(1.6)	(0.6)	(0.1)	(1.5)
Cash Flows From Financing Activities:
(Payments) borrowings of debt, net	(10.4)	(13.2)	3.9	12.9
Repurchase shares of common stock	—	—	(0.6)	(0.8)
Total cash (used in) provided by financing activities	(10.4)	(13.2)	3.3	12.1
Net increase (decrease) in cash and equivalents	0.3	(2.6)	2.3	0.3
Cash and equivalents, beginning of period	2.5	3.5	0.5	0.6
Cash and equivalents, end of period	$2.8	$0.9	$2.8	$0.9

Supplemental Disclosure of Cash Flow Information:
Interest paid	$0.4	$0.5	$1.3	$1.7
Income taxes paid	—	—	0.1	0.1

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

3. DEBT

Debt consisted of the following (in millions):

	September 30,	December 31,	September 30,
	2015	2014	2014
Revolving credit facility	$65.8	$60.8	$74.3
Other obligations	2.1	2.9	2.0
Total debt	67.9	63.7	76.3
Less current portion	0.7	1.3	0.6
Long-term debt	$67.2	$62.4	$75.7

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

At September 30, 2015, under the credit facility, the Company had revolving credit borrowings of $65.8 million outstanding at a weighted average interest rate of 2.13% per annum, letters of credit outstanding totaling $3.0 million, primarily for health and workers’ compensation insurance and $68.4 million of additional committed borrowing capacity.  The Company pays an unused commitment fee of 0.25% per annum. In addition, the Company had $2.1 million of capital lease and other obligations outstanding at September 30, 2015.

The sole financial covenant in the credit facility is the fixed charge coverage ratio (“FCCR”) of 1.05:1.00 which must be tested by the Company if the excess borrowing availability falls below an amount in a range between $12.5 million to $20.0 million, which amounts depend on the Company’s borrowing base, and must also be tested on a pro forma basis prior to consummation of certain significant transactions outside the ordinary course of the Company’s business, as defined in the credit agreement.

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

As described in Note 7 — “Commitments and Contingencies” to the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014,  the Company was previously identified as a potentially responsible party in connection with the cleanup of contamination at a formerly owned property in Montana. The following information supplements and updates the Company’s prior disclosure. On February 18, 2015, the Montana Department of Environmental Quality (the “DEQ”) issued an amendment to the unilateral administrative order of the DEQ outlining the final remediation of the property in its Record of Decision (the “ROD”). Under the ROD, the DEQ estimated the remediation costs of the property to be $8.3 million.

The Company submitted a comprehensive final remedial action work plan (the “RAWP”) in September 2015 that was approved by the DEQ.  During the process of finalizing the RAWP in the third quarter of 2015 the Company considered a multitude of factors including, but not limited to, consultation with third party experts, the evaluation of remedial action alternatives, and discussions with DEQ.  The culmination of the information, data, and risk analysis resulted in excluding certain potential cost savings remedial action alternatives from the final RAWP that had been previously proposed for inclusion in the RAWP.  Eliminating these potential cost savings remedial action alternatives from the final RAWP caused the Company to reassess the total estimated remediation costs of the project.    The Company estimates the total cost of implementing the RAWP to be $8.2 million and has increased its accrual accordingly at September 30, 2015 with respect to the contingent liability.  The Company is currently implementing the RAWP and anticipates field work will commence before the end of 2015 subject to DEQ oversight and approval.

As of September 30, 2015, the Company believes the accrual represents a reasonable best estimate of the total remediation costs, based on facts, circumstances, and information currently available to Huttig.  However, there are currently unknown variables relating to the actual levels of contaminants and amounts of soil that will ultimately require treatment or removal and as part of the remediation process, additional soil and groundwater sampling, and bench and pilot testing is required to ensure the remediation will achieve the projected outcome required by the DEQ.  Potential indemnification or other claims we may be able to assert against third parties and possible insurance coverage have also been considered but any potential recoveries have not been recognized at this time. The ultimate final amount of remediation costs and expenditures are difficult to estimate with certainty and as a result, the amount of actual costs and expenses ultimately incurred by Huttig with respect to this property could be lower than, or exceed the amount accrued as of September 30, 2015 by a material amount and could have a material adverse effect on our liquidity, financial condition or operating results of any fiscal quarter or year in which estimated costs or additional expenses are, or not incurred.

On June 29, 2015, certain private plaintiffs owning properties adjacent to the Montana site sued the Company, Crane Co., and other defendants in the Montana Fourth Judicial District Court seeking remediation of the property in excess of what is contemplated by the ROD and other damages. In October 2015, the lawsuit was amended to include additional plaintiffs and was formally served.  Crane Co. asserted its right of indemnification under the Distribution Agreement between the Company and Crane Co. dated December 6, 1999.  The Company plans to defend the lawsuit vigorously.

The Company has filed a declaratory action against certain liability insurers seeking, inter alia, defense and indemnification for the costs of implementing the final remediation activities associated with the Montana property and defense and indemnification costs associated with the related lawsuit described above.  This case currently is pending in the United States District Court for the Eastern District of Missouri.  A trial date has been set for August 21, 2017. Discovery has commenced.

In addition, some of the Company’s current and former distribution centers are located in areas of current or former industrial activity where environmental contamination may have occurred, and for which the Company, among others, could be held responsible. The Company currently believes that there are no material environmental liabilities at any of its distribution center locations.

The Company accrues expenses for contingencies when it is probable that an asset has been impaired or a liability has been incurred and management can reasonably estimate the expense. Contingencies for which the Company has made accruals include environmental, product liability and other legal matters. It is possible, however, that actual expenses could, or could not exceed our accrual by a material amount which could have a material adverse effect on the Company’s future liquidity, financial condition or operating results in the period in which any such additional expenses are incurred or recognized.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Earnings allocated to participating shareholders	$0.9	$0.2	$1.2	$0.3
Number of participating securities	1.0	1.2	1.0	1.3

The diluted earnings per share calculations include the effect of the assumed exercise using the treasury stock method for both stock options and unvested restricted stock units, except when the effect would be anti-dilutive.  The following table presents the number of common shares used in the calculation of net income per share from continuing operations (in millions).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Weighted-average number of common shares-basic	24.1	23.6	24.1	23.5
Dilutive potential common shares	—	—	—	—
Weighted-average number of common shares-dilutive	24.1	23.6	24.1	23.5

The calculation of diluted earnings (loss) per common share for the periods ended September 30, 2015 and September 30, 2014 excludes the impact of anti-dilutive stock options and restricted stock units.  The Company has 0.1 million stock options outstanding at September 30, 2015, which were all anti-dilutive.

6. INCOME TAXES

At December 31, 2014, our valuation allowance on deferred tax assets was approximately $28.7 million. Since 2008, the Company has maintained a full valuation allowance on its net deferred tax asset position. In each reporting period, we have assessed the available positive and negative evidence to estimate if sufficient future taxable income would be generated to utilize the existing deferred tax assets. Our history of operating losses limited the weight we applied to other subjective evidence such as our projections for future profitability. Before we changed our judgment on the need for a full valuation allowance, a sustained period of operating profitability was required.

At September 30, 2015, our operations were in a position of cumulative profits for the most recent periods. We concluded that as a result of (i) our cumulative profits, (ii) achieving full year profitability in 2013 and 2014, (iii) the issuance of the DEQ final record of decision on our formerly owned property in Montana and our subsequent completion of the final RAWP approved by DEQ, (iv) our business results through September 30, 2015, and (v) our projections of continued profitability for 2016 and beyond, that it is more likely than not that a significant portion of our deferred tax assets will be realized. Accordingly, in the third quarter of 2015, we released a significant portion of our valuation allowance on our net deferred tax assets, resulting in a $21.7 million benefit in our provision for income taxes.  The remaining valuation allowance as of September 30, 2015 is $7.0 million and relate primarily to certain state net operating loss carryforwards that are not more likely than not to be realized in future periods.

The income tax benefit from continuing operations for the nine months ended September 30, 2015 was $17.4 million on income before taxes of $11.3 million. The income tax benefit from discontinued operations for the nine months ended September 30, 2015 was $1.8 million on a net loss before taxes of $4.9 million.  For 2014, no income tax expense was recorded on income of $6.2 million. In 2015, the difference between our effective tax rate and the U.S. statutory rate was primarily due to the release of a significant portion  of the valuation allowance on our net deferred tax assets, as discussed above. In 2014, the difference between our effective tax rate and the U.S. statutory rate was primarily due to continuing to maintain a full valuation allowance against our net deferred tax assets.

In the periods after which our valuation allowance is released, we expect an increase in our effective tax rate as a result of recording tax expense on our earnings.  At September 30, 2015, the Company had gross deferred tax assets of $35.0 million and a valuation allowance $7.0 million, netting to deferred tax assets of $28.0 million.  The Company had deferred tax liabilities of $8.7 million at September 30, 2015.  After classifying $3.5 million of short-term deferred tax assets against short-term deferred tax liabilities, the Company had net current deferred tax liabilities of $5.2 million, as well as long-term deferred tax assets of $24.5 million at September 30, 2015.

A reconciliation of income tax based on the application of the statutory federal income tax rate to income taxes as set forth in the consolidated statement of operation follows:

	Nine Months Ended
	September 30, 2015
Income from continuing operations before income taxes	$11.3

Federal taxes at statutory rate	$4.0	35.0%
State taxes at statutory rate	$0.2	2.0%
Nondeductible items	$0.1	0.9%
Change in valuation allowance	$(21.7)	-191.3%
Income tax benefit from continuing operations	(17.4)	-153.4%

7. STOCK-BASED EMPLOYEE COMPENSATION

The Company recognized $1.3 million and $1.0 million in non-cash stock-based compensation expense in each of the nine-month periods ended September 30, 2015 and September 30, 2014, respectively.  During the first nine months of 2015, the Company granted an aggregate of 500,468 shares of restricted stock at a fair market value of $3.19 per share under its 2005 Executive Incentive Compensation Plan, as amended and restated. The restricted shares vest in three equal installments on the first, second and third anniversaries of the grant date.  During the first nine months of 2015, the Company granted 90,820 shares of restricted stock under its 2005 Non-Employee Directors’ Restricted Stock Plan, as amended and restated, at an average fair market value of $3.52 per share. The directors’ restricted shares vest on the date of the 2016 Annual Meeting.  The unearned compensation expense is being amortized into expense on a straight-line basis over the requisite service period for the entire award. As of September 30, 2015 and 2014, the total compensation expense not yet recognized related to all outstanding restricted stock/unit awards was $2.1 million in both periods.

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

The following table sets forth our sales by product classification as a percentage of total sales:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Millwork(1)	49%	47%	48%	48%
Building Products(2)	42%	41%	41%	40%
Wood Products(3)	9%	12%	11%	12%
Total Net Product Sales	100%	100%	100%	100%

(1)	Millwork generally includes exterior and interior doors, pre-hung door units, windows, mouldings, frames, stair parts and columns.
(2)	Building products generally include composite decking, connectors, fasteners, housewrap, siding, roofing products, insulation and other miscellaneous building products.
(3)	Wood products generally include engineered wood products and other wood products, such as lumber and panels.

Industry Conditions

New housing activity in the United States has shown modest improvement each year since 2009.  However, 2015 activity is still below the historical average of 1.4 million total housing starts from 1959 to 2014 based on statistics tracked by the United States Census Bureau. Total housing starts were approximately 1.0 million in 2014. Through September 30, 2015, based on the most recent data provided by the United States Census Bureau, total new housing starts were approximately 12% above 2014 levels for the corresponding nine-month period.

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

Critical Accounting Policies

We prepare our condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles, which require management to make estimates and assumptions. Management bases these estimates and assumptions on historical results and known trends as well as management forecasts. Actual results could differ from these estimates and assumptions and these differences may be material. For a discussion of our significant accounting policies and estimates, see our Annual Report on Form 10-K for the year ended December 31, 2014 in Part II, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies.” During the nine months ended September 30, 2015, there were no material changes to the critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Results of Operations

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Net sales were $181.7 million in 2015, which was $7.2 million, or 4%, higher than in 2014.  The increase was primarily due to higher levels of construction activity.

Sales increased in the millwork and building products category but declined in the wood products category in 2015 compared to 2014.  Millwork sales increased 8% in 2015 to $88.7 million. Building products sales increased 7% in 2015 to $75.6 million.  Wood product sales decreased 21% in 2015 to $17.4 million primarily due to pricing volatility, lower levels of project shipments, and a decreased focus on lower margin products.

Gross margin increased 10% to $37.2 million in 2015 compared to $33.9 million in 2014.  As a percentage of sales, gross margin increased to 20.5% in 2015 from 19.4% in 2014.  The increase in gross margin percentage was primarily due to our operational initiatives as well as improved product mix as we continue to expand our value-add capabilities to service the repair/remodel construction segment.

Operating expenses increased $1.1 million to $30.8 million in 2015, compared to $29.7 million in 2014.  The increase was primarily due to higher personnel costs as a result of wage increases, the hiring of additional personnel, and expenses attributable to higher variable costs associated with increased sales.  The increase in personnel costs was partially offset by a decrease in fuel expense due to lower fuel costs.  As a percentage of sales, operating expenses were 17.0% in both 2015 and 2014.

Net interest expense was $0.6 million in both 2015 and 2014.

An income tax benefit of $17.4 million was recognized in the third quarter of 2015 as the Company released a significant portion of its valuation allowance related to federal and certain state net operating loss carryforwards. No income tax expense or benefit was recognized in 2014.  In future periods, the Company’s net income from both continuing and discontinued operations will be impacted by income tax expense or benefits. See Note 6 – “Income Taxes” of the Notes to Condensed Consolidated Financial Statements (unaudited) in Item 1 for more information.

If, in the future, we generate sufficient earnings in certain state tax jurisdictions in which we have recorded valuation allowances, our conclusion regarding the need for a valuation allowance in these tax jurisdictions could change. Accordingly, it is reasonably possible we could have a reduction in future periods of some of our recorded valuation allowance of $7.0 million as of September 30, 2015. This determination would be dependent on a number of factors which would include, but not be limited to, our expectation of future taxable income.

As a result of the foregoing factors, we reported income from continuing operations of $23.2 million in 2015 compared to $3.6 million in 2014.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Net sales were $504.2 million in 2015, which was $25.7 million, or approximately 5%, higher than in 2014.  The increase was primarily due to higher levels of construction activity and our core product growth initiatives, which we believe resulted in revenue increases in certain product categories above the overall rate of market growth thereby gaining some level of market share.

Sales increased in the millwork and building products category but declined in the wood products category in 2015 compared to 2014.  Millwork sales increased 6% in 2015 to $242.6 million. Building product sales increased 7% in 2015 to $206.8 million.  Wood products sales decreased 2% in 2015 to $54.8 million.

Gross margin increased approximately 8% to $101.3 million, or 20.1% of sales, in 2015 compared to $93.9 million, or 19.6% of sales, in 2014.  The increase in gross margin percentage was primarily due to our operational initiatives, as well as improved product mix as we continue to expand our value-add capabilities to service the repair/remodel construction segment.

Operating expenses increased $2.9 million to $88.7 million, or 17.6% of sales, in 2015, compared to $85.8 million, or 17.9% of sales, in 2014. The increase was primarily due to higher personnel costs as a result of wage increases, the hiring of additional personnel, and expenses attributable to higher variable costs associated with increased sales.  The increase in personnel costs was partially offset by a decrease in fuel expense due to lower fuel costs.

Our results for the nine months ended September 30, 2015 included a gain on the sale of assets of $0.4 million related to the sale of our Southwest Roofing Supply branch.

Net interest expense was $1.7 million in 2015, compared to $1.9 million in 2014. The decrease was generally due to lower average debt outstanding and lower interest rates in 2015.

An income tax benefit of $17.4 million was recognized in the nine-month period ended September 30, 2015. No income tax expense or benefit was recognized in the nine-month period ended September 30, 2014. See Note 6 – “Income Taxes” of the Notes to Condensed Consolidated Financial Statements (unaudited) in Item 1 for more information.

As a result of the foregoing factors, we reported income from continuing operations of $28.7 million in 2015 as compared to $6.2 million in 2014.

Discontinued Operations

In the third quarter of 2015 we recorded a $2.7 million after-tax loss from discontinued operations as compared to a loss of $0.1 million in the comparable period a year ago.  We recorded a $3.1 million after-tax loss from discontinued operations in the first nine months of 2015 as compared to a loss of $3.5 million in the first nine months of 2014.  The loss in both periods was due to environmental and related legal expenses.  See further discussion under “Contingencies” below.

Liquidity and Capital Resources

We depend on cash flow from operations and funds available under our credit facility to finance our operations, including seasonal working capital needs, capital expenditures and other capital needs. Our working capital requirements are generally greatest in the second and third quarters, which reflect the seasonal nature of our business. The second and third quarters are also typically our strongest operating quarters, largely due to more favorable weather throughout many of our markets compared to the first and fourth quarters. We typically generate cash from working capital reductions in the fourth quarter of the year and typically use cash as we build working capital during the first quarter in preparation for our second and third quarters. We also maintain significant inventories to meet the rapid delivery requirements of our customers and to enable us to obtain favorable pricing, delivery and service terms with our suppliers. Accounts receivable also typically increase during peak periods commensurate with the sales increase.  At September 30, 2015 and September 30, 2014, inventories and accounts receivable constituted approximately 71% and 78% of our total assets, respectively.  We closely monitor operating expenses and inventory levels during seasonally affected periods and, to the extent possible, manage variable operating costs to minimize seasonal effects on our profitability.

Operations.  Cash used in operating activities decreased by $9.4 million to $0.9 million in the first nine months of 2015, compared to $10.3 million in the first nine months of 2014.  In the first nine months of 2015, we recorded net income of $25.6 million compared to net income of $2.7 million for the corresponding period in 2014. Accounts receivable increased by $25.6 million during the first nine months of 2015, compared to an increase of $26.8 million in the year-ago comparable period. The increase in accounts receivable over the first nine months of the year was commensurate with sales activity including the seasonality of our sales.  Days’ sales outstanding was 37.2 days at each of September 30, 2015 and September 30, 2014 based on annualized third quarter sales and quarter-end accounts receivable balances for the respective periods. Inventory increased by $5.2 million in the first nine months of 2015 compared to an increase of $3.9 million in the corresponding period of 2014. The increase in inventories over the first nine months of the year represented normal seasonality and participation in certain early buy programs coupled with anticipated increased sales activity in 2015 as compared to 2014.  Our inventory turns increased to 7.9 turns in 2015 from 7.6 turns in 2014 based on annualized third quarter cost of goods sold and average inventory balances for the respective quarters. Accounts payable increased by $12.6 million in the first nine months of 2015, compared to a $10.3 million increase in the corresponding year-ago period. The increase was primarily a result of our inventory build for the respective periods.  Days’ payable outstanding decreased to 32.8 days at September 30, 2015 from 33.2 days at September 30, 2014 based on annualized third quarter costs of goods sold and quarter-end accounts payable balances for the respective periods.

Investing.  In the first nine months of 2015, net cash used in investing activities was $0.1 million, which compares to $1.5 million for the corresponding period in 2014.  The Company received proceeds of $2.5 million for the sale of assets of its Southwest Roofing Supply branch in the second quarter of 2015.  The Company invested $2.6 million in machinery and equipment at various locations in the first nine months of 2015, compared to $1.5 million for the corresponding period in 2014.

Financing.  Cash provided from financing activities of $3.3 million in 2015 reflected net borrowings of $3.9 million offset by the Company’s repurchase of 0.2 million shares of its common stock for $0.6 million.  The repurchased shares were retired.  Cash provided from financing activities of $12.1 million in the first nine months of 2014 reflected net borrowings of $12.9 million offset by the Company’s repurchase of 0.2 million shares of its common stock for $0.8 million.  The repurchased shares were retired.

Credit Agreement. See Note 3 – “Debt” of the Notes to Condensed Consolidated Financial Statements (unaudited) in Item 1 for information on our credit agreement.

Off-Balance Sheet Arrangements

In addition to funds available from operating cash flows and the credit facility as described above, we use operating leases as a principal off-balance sheet financing technique. Operating leases are employed as an alternative to purchasing certain property, plant and equipment. For a discussion of our off-balance sheet arrangements, see our Annual Report on Form 10-K for the year ended December 31, 2014 in Part II, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Commitments and Contingencies.” During the nine months ended September 30, 2015, there were no material changes to our off-balance sheet arrangements discussed in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

See Note 4 – “Contingencies” of the Notes to Condensed Consolidated Financial Statements (unaudited) in Item 1 for information on certain legal proceedings in which the Company is involved.

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

There are a number of factors, some of which are beyond our control that could cause our actual results to differ materially from those expressed or implied in the forward-looking statements. These factors include, but are not limited to: the strength of construction, home improvement and remodeling markets and the recovery of the homebuilding industry to levels consistent with the historical average of total housing starts; the cyclical nature of our industry; our ability to comply with, and the restrictive effect of, the financial covenant applicable under our credit facility; the loss of a significant customer; deterioration of our customers’ creditworthiness or our inability to forecast such deteriorations; commodity prices; termination of key supplier relationships; competition with existing or new industry participants; the cost of environmental compliance, including remediation of the Missoula site in accordance with regulatory requirements and cost estimates and actual expenses we may incur to resolve proceedings we are involved in arising out of the Missoula site; goodwill impairment;  the seasonality of our operations; significant uninsured claims; federal and state transportation regulations; fuel cost increases; our failure to attract and retain key personnel; deterioration in our relationship with our unionized employees, including work stoppages or other disputes; funding requirements for multi-employer pension plans for our unionized employees; product liability claims and other legal proceedings; the integration of any business we acquire; and those set forth under Item 1A-“Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. These factors may not constitute all factors that could cause actual results to differ from those discussed in any forward-looking statement. Accordingly, forward-looking statements should not be relied upon as a predictor of actual results.

ITEM 4 — CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures – As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company, under the supervision and with the participation of our Disclosure Committee and management, including our Chief Executive Officer and Interim Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures are effective as of September 30, 2015.

Changes in Internal Control of Financial Reporting – There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Date: October 29, 2015
Jon P. Vrabely
President, Chief Executive Officer and Interim Chief Financial Officer
(Principal Executive Officer, Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

2.1

Distribution Agreement dated December 6, 1999 between Crane Co. and the Company. (Incorporated by reference to Exhibit No. 2.1 of Amendment No. 4 to the Company’s Registration Statement on Form 10 (File No. 1-14982) filed with the Securities and Exchange Commission on December 6, 1999 (the “Form 10”).)

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