Form 10-K
period 2015-12-31
HUTTIG BUILDING PRODUCTS INC
filed 2016-02-26
CIK 1093082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the proceeding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No  ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of the last business day of the quarter ended June 30, 2015 was approximately $70 million. For purposes of this calculation only, the registrant has excluded stock beneficially owned by the registrants’ directors and officers. By doing so, the registrant does not admit that such persons are affiliates within the meaning of Rule 405 under the Securities Act of 1933 or for any other purposes.

The number of shares of Common Stock outstanding on February 12, 2016 was 25,079,226 shares.

DOCUMENTS INCORPORATED HEREIN BY REFERENCE.

Parts of the registrant’s definitive proxy statement for the 2016 Annual Meeting of Shareholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

PART I

ITEM 1—BUSINESS

General

Huttig Building Products, Inc., a Delaware corporation incorporated in 1913, was founded in 1885 and is a leading domestic distributor of millwork, building materials and wood products used principally in new residential construction and in home improvement, remodeling and repair work. We purchase from leading manufacturers and distribute our products through 26 wholesale distribution centers serving 41 states. Our distribution centers sell principally to building materials dealers, national buying groups, home centers and industrial users, including makers of manufactured homes. For the year ended December 31, 2015, we generated net sales of $659.6 million.

We conduct our business through a two-step distribution model. This means we resell the products we purchase from manufacturers to our customers, who then sell the products to the final end users, who are typically professional builders and independent contractors engaged in residential construction and remodeling projects, or consumers engaged in do-it-yourself remodeling projects.

Our products fall into three categories: (i) millwork, which includes doors, windows, moulding, stair parts and columns, (ii) general building products, which include composite decking, connectors, fasteners, housewrap, roofing products and insulation, and (iii) wood products, which include engineered wood products, such as floor systems, as well as wood panels and lumber.

Doors and engineered wood products often require an intermediate value added service between the time the product leaves the manufacturer and before it is delivered to the final customer. We perform such services, on behalf of our customers, which include pre-hanging exterior and interior door units, prefinishing exterior door units and cutting engineered wood products from standard lengths to job-specific requirements. In addition, with respect to the majority of our products, we have the capability to buy in bulk and disaggregate these large shipments to meet individual customer stocking requirements. For some products, we carry a depth and breadth of products that our customers cannot reasonably stock themselves. Our customers benefit from our business capabilities because they do not need to invest capital in door hanging facilities or cutting equipment, nor do they need to incur the costs associated with maintaining large inventories of products. Our size, broad geographic presence, extensive fleet and logistical capabilities enable us to purchase products in large volumes at favorable prices, stock a wide range of products for rapid delivery and manage inventory in a reliable, efficient manner.

We serve our customers, whether they are a local dealer or a national account, through our 26 wholesale distribution centers. Our broad geographic footprint enables us to work with our customers and suppliers to ensure that local inventory levels, merchandising, purchasing and pricing are tailored to the requirements of each market. Each distribution center also has access to our single-platform nationwide inventory management system. This provides the local manager with real-time inventory availability and pricing information. We support our distribution centers with credit and financial management, training and marketing programs and human resources expertise. We believe that these distribution capabilities and efficiencies offer us a competitive advantage as compared to those of many local and regional competitors.

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

New housing activity in the United States has shown modest improvement each year since 2009, the trough period of the recent housing downturn.  However, 2015 activity was still below the historical average of total housing starts from 1959 to 2015 of approximately 1.4 million starts based on statistics tracked by the U.S. Census Bureau (“Historical Average”). Total new housing starts in the United States were approximately 1.1 million, 1.0 million and 0.9 million in 2015, 2014 and 2013, respectively.  Single family starts were 0.7 million, 0.6 million and 0.6 million in 2015, 2014 and 2013, respectively, based on data from the U.S. Census Bureau. According to the U.S. Census Bureau, total spending on new single family residential construction was $219 billion, $194 billion and $171 billion in 2015, 2014 and 2013, respectively.

We service large local, regional and national independent building products dealers, specialty dealers, and home centers who in turn sell to contractors, professional builders, and consumers. These large local, regional and national building products dealers, often referred to as “pro dealers,” continue to distribute a significant portion of the residential building materials sold in the United States. These pro dealers operate in an increasingly competitive environment. Consolidation among building products manufacturers favors distributors that can buy in bulk and break down large production runs to specific local requirements. In addition, increasing scale and sophistication among professional builders and contractors places a premium on pro dealers that can make a wide variety of building products readily available at competitive prices. In response to the increasingly competitive environment for building products, many pro dealers have either consolidated or formed buying groups in order to increase their purchasing power and/or service levels.

We service the national home centers through special order programs of branded products in both millwork and building products. These programs continue to grow each year, as manufacturers develop special order programs through these retailers and utilize our value added service model and broad distribution network to support these programs locally.

We believe the evolving characteristics of the residential building materials distribution industry, particularly the consolidation trend, favor companies like us that operate nationally and have significant infrastructure in place to accommodate the needs of customers across geographic regions. We believe we are the only national distributor of millwork products. Our wide geographic presence, size, purchasing power, material handling efficiencies and investment in millwork services, position us well to serve the needs of the consolidating pro dealer community.

Products

Our goal is to offer products that allow us to provide value to our customers, either by performing incremental services on the products before delivering them to customers, buying products in bulk and disaggregating them for individual customers or carrying a depth and breadth of products that customers cannot reasonably stock themselves at each location. Our products can be classified into three main categories:

•

Millwork, including exterior and interior doors, pre-hung door units, windows, patio doors, mouldings, frames, stair parts and columns. Key brands in this product category include Therma-Tru, Masonite, Woodgrain Doors, HB&G, Simpson Door, Windsor Windows, and Rogue Valley Door;

•

General building products, such as roofing, siding, insulation, flashing, housewrap, connectors and fasteners, decking, railings, drywall, kitchen cabinets and other miscellaneous building products. Key brands in this product category include Louisiana Pacific, Simpson Strong-Tie, Timbertech, AZEK, BP Roofing, Grace, Fiberon, RDI, Owens Corning, Typar, Atlas Roofing, Alpha Protech, and Maibec; and

•

Wood products, including engineered wood products, such as floor systems, and other wood products, such as lumber and wood panels. Within the wood products category, engineered wood continues to be a focus product for us. The engineered wood product line offers us the ability to provide our customers with value-added services, such as floor system take-offs, cut-to-length packages and just-in-time, cross-dock delivery capabilities.

The following table sets forth information regarding the percentage of our net sales represented by our principal product categories sold during each of the prior three years. While the table below generally indicates the mix of our sales by product category, changes in the prices of commodity wood products and in unit volumes sold could affect our product mix on a year-to-year basis.

	2015	2014	2013
Millwork	49%	49%	50%
Building Products	40%	39%	38%
Wood Products	11%	12%	12%

Customers

During 2015, we served approximately 3,700 customers, with one customer - Lumbermen’s Merchandising Corporation (“LMC”) - accounting for 13% of our sales in 2015 and 12% in each of 2014 and 2013. LMC is a buying group representing multiple building material dealers. Building materials pro dealers represent our single largest customer group. Our top 10 customers accounted for approximately 40% of our total sales in 2015.

Within the pro dealer category, a large percentage of our sales are to national accounts, including buying groups. These are large pro dealers, or groups of pro dealers, that generally operate in more than one state or region. We also sell to short line specialty dealers that focus on specific segments of the building industry, national retail home centers, and manufactured housing. We believe that our size, which lets us purchase in bulk, achieve operating efficiencies, operate on a national scale and offer competitive pricing, makes us well suited to service the various segments of the dealer community. Our sales to national accounts, including buying groups, were 43% of our total sales in 2015 and 42% in each of 2014 and 2013.

Organization

Huttig operates on a nationwide basis. Customer sales are conducted through 26 distribution centers serving 41 states. Administrative and executive management functions are centralized at our headquarters office located in St. Louis, Missouri. We believe that this structure permits us to be closer to our customers and serve them better, while being able to take advantage of certain efficiencies of scale that come from our size.

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

Sales

Sales responsibility principally lies with general managers at our distribution centers. The sales function is generally divided into two channels: outside sales and inside sales. Our outside field representatives make on-site calls to local and regional customers. Our inside sales people generally receive and enter orders from customers and support our outside sales function. In addition, we maintain a national account sales team to serve national customers. Our outside sales force is generally compensated by a base salary or draw plus commissions determined primarily on profit margin.

Distribution Strategy and Operations

We conduct our business through a two-step distribution model. This means that we resell the products that we purchase from manufacturers to our customers, who then sell the products to the final end user. Our principal customer is the pro dealer. We also sell to the retail home centers and certain industrial users, such as makers of manufactured housing.

Despite our nationwide reach, the local distribution center is still a principal focus of our operations, and we tailor our business to meet local demand and customer needs. We customize product selection, inventory levels, service offerings and prices to meet local market requirements. We support this strategy through our single platform information technology system. This system provides each distribution center’s general manager real-time access to pricing, inventory availability and margin analysis. This system provides product information both for that location and across our entire network of distribution centers. More broadly, our sales force, in conjunction with our product management teams, works with our suppliers and customers to determine the appropriate mix, quantity and pricing of products suited to each local market.

We purchased products from more than 700 different suppliers in 2015. We generally negotiate with our major suppliers on a national basis to leverage our total volume purchasing power, which we believe provides us with an advantage over our locally based competitors. The majority of our purchases are made from suppliers that offer payment discounts and volume related incentive programs. Although we generally do not have exclusive distribution rights for our key products and we do not have long-term contracts with many of our suppliers, we believe our national footprint, buying power and distribution network make us an attractive distributor for many manufacturers. Moreover, we have long-standing relationships with many of our key suppliers.

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

Our results of operations are affected by new housing activity in the United States. In 2015, total housing starts increased 11%, to 1.1 million, but were still below the Historical Average of approximately 1.4 million. Based on the current level of housing activity and industry forecasts, we expect new housing activity could continue to increase into 2016, though still remain below the Historical Average.

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

We depend on cash flow from operating activities and funds available under our secured credit facility to finance seasonal working capital needs, capital expenditures and any acquisitions that we may undertake. We typically generate cash from working capital reductions in the fourth quarter of the year and build working capital during the first quarter in preparation for our second and third quarters. Our working capital requirements are generally greatest in the second and third quarters, reflecting the seasonal nature of our business. The second and third quarters are also typically our strongest operating quarters, largely due to more favorable weather throughout many of our markets compared to the first and fourth quarters. We maintain significant inventories to meet the rapid delivery requirements of our customers and to enable us to obtain favorable pricing, delivery and service terms with our suppliers. At December 31, 2015 and 2014, inventories and accounts receivable in the aggregate constituted approximately 68% and 74% of our total assets, respectively. We closely monitor operating expenses and inventory levels during seasonally affected periods and, to the extent possible, manage variable operating costs to minimize the seasonal effects on our profitability.

Credit

Huttig’s corporate management establishes an overall credit policy for sales to customers and then delegates responsibility for most credit decisions to regional credit personnel. Our credit policies, together with careful monitoring of customer balances, have resulted in bad debt expense of less than 0.1% in each of 2015, 2014, and 2013. Approximately 98% of our sales in 2015 were to customers to whom we had provided credit for those sales.

Backlog

Our customers generally order products on an as-needed basis. As a result, a substantial portion of product shipments in a given fiscal quarter result from orders received in that same quarter. Consequently, order backlog represents only a very small percentage of the product sales that we anticipate in a given quarter and is not necessarily indicative of actual sales for any future period.

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

Employees

As of December 31, 2015, we employed approximately 1,000 people, of which approximately 14% were represented by eight unions. We have not experienced any significant strikes or other work interruptions in recent years and have maintained generally favorable relations with our employees.  The Company has three union contracts covering approximately 8% of our employees which will require negotiation in 2016.  See Part I, Item 1A— “Risk Factors.”

Available Information

We file with the U.S. Securities and Exchange Commission quarterly and annual reports on Forms 10-Q and 10-K, respectively, current reports on Form 8-K and proxy statements pursuant to the Securities Exchange Act of 1934, as amended (the “1934 Act”), in addition to other information as required. The public may read and copy our SEC filings at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549 and may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We file this information with the SEC electronically, and the SEC maintains a website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

Our website address is http://www.huttig.com. The contents of our website are not part of this Annual Report. We make available, free of charge on or through the “Investors” section of our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the 1934 Act. This information is available on our website as soon as reasonably practicable after we electronically file it with, or furnish it to, the SEC. Reports of beneficial ownership filed pursuant to Section 16(a) of the 1934 Act are also available through our website.

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

Although the homebuilding industry is strengthening, any downturn of current construction levels could materially affect our business, liquidity and operating results.

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

New housing activity in the United States has shown modest improvement each year since 2009. However, 2015 activity was still well below the Historical Average of approximately 1.4 million starts. We expect the level of new housing activity in 2016 to continue to be below the Historical Average. A prolonged downturn in current construction levels or any significant downturn in the major markets we serve or in the economy in general could have a material adverse effect on our operating results, liquidity and financial condition, including but not limited to our ability to comply with the financial covenant under our credit facility and the valuation of our goodwill. Reduced levels of construction activity may result in continued intense price competition among building materials suppliers, which may adversely affect our gross margins. We cannot provide assurance that our responses to a downturn or the government’s attempts to address the troubles in the economy will be successful.

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

We are subject to federal, state and local environmental protection laws and regulations and may have to incur significant costs to comply with these laws and regulations in the future. We are required to remediate a property formerly owned by us in Montana pursuant to a unilateral administrative order issued by the Montana Department of Environmental Quality (“DEQ”). Although we believe we have accurately estimated the cost of implementing the remediation work at the site based on the information we have currently, we cannot provide assurance of the total cost of implementing the final remediation work at the site due to the currently unknown variables relating to the actual levels of contaminants and additional sampling and testing to ensure the remediation will achieve the projected outcome required by the DEQ.  Our total cost of implementing the final remediation work at the site may exceed the amounts we have accrued for the matter. In addition, some of our current and former distribution centers are located in areas of current or former industrial activity where environmental contamination may have occurred, and for which we, among others, could be held responsible. As a result, we may incur material environmental liabilities in the future with respect to our current or former distribution center locations.

A number of our employees are unionized, and any work stoppages by our unionized employees may have a material adverse effect on our results of operations.

Approximately 14% of our employees were represented by labor unions as of December 31, 2015. As of December 31, 2015, we had eight collective bargaining agreements. The Company has three union contracts covering approximately 8% of our employees which will require negotiation in 2016.  We may become subject to significant wage increases or additional work rules imposed by future agreements with labor unions representing our employees. Any such cost increases or new work rule implementation could increase our operating expenses to a material extent. In addition, although we have not experienced any strikes or other significant work interruptions in recent years and have maintained generally favorable relations with our employees, no assurance can be given that there will not be any work stoppages or other labor disturbances in the future, which could adversely impact our financial results.

If we are unable to meet the financial covenant under our credit facility, the lenders could elect to accelerate the repayment of the outstanding balance and, in that event, we would be forced to seek alternative sources of financing.

We are party to a $160.0 million asset based senior secured revolving credit facility which contains a minimum fixed charge coverage ratio (“FCCR”) that is tested if our excess borrowing availability, as defined in the facility, reaches an amount in the range of $12.5 million to $20.0 million depending on our borrowing base at the time of testing. For the year ended December 31, 2015, our FCCR exceeded our threshold of 1:05:1.0. However, if in the future we failed to meet the required FCCR and we were unable to maintain excess borrowing availability of more than the applicable amount in the range of $12.5 million to $20.0 million, our lenders would have the right to terminate the loan commitments and accelerate the repayment of the entire amount outstanding under the credit facility. Our lenders also could foreclose on our assets that secure our credit facility. In that event, we would be forced to seek alternative sources of financing, which may not be available on terms acceptable to us or at all.

Compliance with the restrictions and the financial covenant under our credit agreement may limit the amount available to us for borrowing under that facility and may limit management’s discretion with respect to certain business matters.

The borrowings under our credit agreement are collateralized by substantially all of our assets, including accounts receivable, inventory and property and equipment. We are also subject to certain operating limitations commonly applicable to a loan of this type, which, among other things, place limitations on indebtedness, liens, investments, mergers and acquisitions, dispositions of assets, cash dividends, stock repurchases and transactions with affiliates. A minimum FCCR must be tested on a pro forma basis prior to consummation of certain significant business transactions outside the Company’s ordinary course of business. These restrictions may limit management’s ability to operate our business in accordance with management’s discretion, which could limit our ability to pursue certain strategic objectives.

A significant portion of our sales are concentrated with a relatively small number of customers. A loss of one or more of these customers would have material adverse effect on our operating results, cash flow and liquidity.

In 2015, our top ten customers represented 40% of our sales, with one customer accounting for 13% of our sales. This customer is a buying group for multiple building material dealers. Although we believe that our relationships with our customers are strong, the loss of one or more of these customers could have a material adverse effect on our operating results, cash flow and liquidity.

A significant portion of our sales are on credit to our customers. Material changes in their creditworthiness or our inability to forecast deterioration in their credit position could have a material adverse effect on our operating results, cash flow and liquidity.

The majority of our sales are on account where we provide credit to our customers. In 2015, bad debt expense to total net sales was less than 0.1%. Our customers are generally susceptible to the same economic business risks as we are. Furthermore, we may not necessarily be aware of any deterioration in their financial position. If our customers’ financial positions become impaired, it could have a significant adverse impact on our bad debt exposure and could have a material adverse effect on our operating results, cash flow and liquidity.

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

We use our own fleet of approximately 150 tractors, 15 trucks and 300 trailers to service customers throughout the United States. The U.S. Department of Transportation (“DOT”), regulates our operations, and we are subject to safety requirements prescribed by the DOT. Vehicle dimensions and driver hours of service also are subject to both federal and state regulation. More restrictive limitations on vehicle weight and size, trailer length and configuration, or driver hours of service could increase our costs.

In addition, distributors are inherently dependent upon energy to operate and, therefore, are impacted by changes in diesel fuel prices. While fuel costs have been declining over the last several months, fuel costs are largely unpredictable. Fuel costs have a significant impact on the Company’s results of operations. Fuel availability, as well as pricing, is also impacted by political and economic factors. It is difficult to predict the future availability of fuel due to the following factors, among others: dependency on foreign imports of crude oil and the potential for hostilities or other conflicts in oil producing areas; limited refining capacity; and the possibility of changes in governmental policies on fuel production, transportation and marketing. Significant disruptions in the supply of fuel could have a negative impact on our operations and results of operations.

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

We participate in various multi-employer pension plans.  Some of these multi-employer plans may be underfunded at any point in time.  While the underfunded status may be cured in the normal course of plan management, a significant obligation may be created which could have a material adverse effect on our operations or could materially add to the cost of closing or consolidating operating locations.

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

If we find appropriate opportunities, we may acquire businesses that we believe provide strategic opportunities. If we acquire a business, the process of integration may produce unforeseen operating difficulties and expenditures and may absorb significant attention of our management that would otherwise be available for the ongoing development of our business. If we make future acquisitions, we may issue shares of stock that dilute the ownership interests of other stockholders, expend cash, incur debt, assume contingent liabilities or create additional expenses relating to amortizing intangible assets with estimated useful lives, any of which might harm our business, financial condition or results of operations.

Goodwill is a significant portion of our total assets and is tested for impairment at least annually, which could result in a material non-cash write-down of goodwill.

Goodwill is subject to impairment tests at least annually and between annual tests in certain circumstances. We have incurred non-cash impairment charges in certain prior years. At December 31, 2015, we reported goodwill of $6.3 million. We may be required to incur additional non-cash impairment charges in the future that could have a material adverse effect on our operating results.

Our financial results reflect the seasonal nature of our operations.

Our first and fourth quarter revenues are typically adversely affected by winter construction cycles and weather patterns in colder climates as the level of activity in the new construction and home improvement markets decreases. Because much of our overhead and expense remains relatively fixed throughout the year, our operating profits also tend to be lower during the first and fourth quarters. In addition, other weather patterns, such as hurricane season in the Southeast region of the United States during the third and fourth quarters, can have an adverse impact on our profits in a particular period.

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

Our deferred tax assets could be substantially limited if we experience an ownership change as defined in the Internal Revenue Code.

We have significant deferred tax assets related to federal and state net operating loss carryforwards (collectively, the “Deferred Tax Assets”). Under federal tax laws, we can carry forward and use our Deferred Tax Assets to reduce our future taxable income and tax liabilities until such Deferred Tax Assets expire in accordance with the Internal Revenue Code of 1986, as amended (the “Code”). Section 382 and Section 383 of the Code provide an annual limitation on our ability to utilize our Deferred Tax Assets, as well as certain built-in-losses, against future taxable income in the event of a change in ownership (as defined under the Code). We may experience a change in ownership in the future as a result of changes in our stock ownership that are beyond our control, and any such subsequent changes in ownership for purposes of the Code could further limit our ability to use our Deferred Tax Assets. Accordingly, any such occurrences could adversely impact our ability to offset future tax liabilities and, therefore, adversely affect our financial condition, results of operations and cash flow.

ITEM 1B—UNRESOLVED STAFF COMMENTS

None.

ITEM 2—PROPERTIES

Our corporate headquarters is located at 555 Maryville University Drive, Suite 400, St. Louis, Missouri 63141, in a leased facility. We own 13 of our 26 distribution centers and lease the balance.  The owned distribution centers secure our credit facility. Warehouse space at distribution centers aggregated to approximately 3.1 million square feet as of December 31, 2015. Distribution centers range in size from 21,100 square feet to 260,000 square feet. The types of facilities at these centers vary by location, from traditional wholesale distribution warehouses to facilities with broad product offerings and capabilities for a range of value added services such as pre-hung door operations. We believe that our locations are well maintained and adequate for their use.

ITEM 3—LEGAL PROCEEDINGS

We are involved in various claims and litigation arising in the ordinary course of business. We believe that the disposition of these matters will not have a material adverse effect on our business or our financial condition.

We are subject to federal, state and local environmental protection laws and regulations. We believe that we are in material compliance, or are taking action aimed at assuring compliance, with applicable environmental protection laws and regulations. However, there can be no assurance that future environmental liabilities will not have a material adverse effect on our financial condition or results or operations.

Environmental Matters

On February 18, 2015, the DEQ issued an amendment to the unilateral administrative order of the DEQ outlining the final remediation of the property in its Record of Decision (the “ROD”).  Under the ROD, the DEQ estimated the remediation costs of the property to be $8.3 million.

The Company submitted a comprehensive final remedial action work plan (the “RAWP”) in September 2015 that was approved by the DEQ.  During the process of finalizing the RAWP in the third quarter of 2015 the Company considered a multitude of factors including, but not limited to, consultation with third party experts, the evaluation of remedial action alternatives, and discussions with DEQ.  The culmination of the information, data, and risk analysis resulted in excluding certain potential cost savings remedial action alternatives from the final RAWP that had been previously proposed for inclusion in the RAWP.  Eliminating these potential cost savings remedial action alternatives from the final RAWP caused the Company to reassess the total estimated remediation costs of the project.    The Company estimates the total remaining cost of implementing the RAWP to be $8.0 million at December 31, 2015 with respect to the contingent liability.  The Company is currently implementing the RAWP and has received approval for certain specific work plans required prior to commencing field work at the site. The Company anticipates field work will commence in the second quarter of 2016 subject to DEQ oversight and approval.

As of December 31, 2015, the Company believes the accrual represents a reasonable best estimate of the total remaining remediation costs, based on facts, circumstances, and information currently available to Huttig.  However, there are currently unknown variables relating to the actual levels of contaminants and amounts of soil that will ultimately require treatment or removal and as part of the remediation process, additional soil and groundwater sampling, and bench and pilot testing is required to ensure the remediation will achieve the projected outcome required by the DEQ.  Potential indemnification or other claims we may be able to assert against third parties and possible insurance coverage have also been considered but any potential recoveries have not been recognized at this time. The ultimate final amount of remediation costs and expenditures are difficult to estimate with certainty and as a result, the amount of actual costs and expenses ultimately incurred by Huttig with respect to this property could be lower than, or exceed the amount accrued as of December 31, 2015 by a material amount and could have a material adverse effect on our liquidity, financial condition or operating results of any fiscal quarter or year in which estimated costs or additional expenses are, or not incurred.

On June 29, 2015, certain private plaintiffs owning properties adjacent to the Montana site sued the Company, Crane Co., and other defendants in the Montana Fourth Judicial District Court seeking remediation of the property in excess of what is contemplated by the ROD and other damages. In October 2015, the lawsuit was amended to include additional plaintiffs and was formally served.  Crane Co. asserted its right of indemnification under the Distribution Agreement between the Company and Crane Co. dated December 6, 1999.  The Company is defending the lawsuit vigorously.

The Company has filed a declaratory action against certain liability insurers seeking, inter alia, defense and indemnification for the costs of implementing the final remediation activities associated with the Montana property and defense and indemnification costs associated with the related lawsuit described above.  This case currently is pending in the United States District Court for the Eastern District of Missouri.  A trial date has been set for August 21, 2017. The parties are in discovery.

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

ITEM 4—MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5—MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the NASDAQ Capital Market exchange under the symbol “HBP.” At February 12, 2016, there were approximately 1,700 holders of record of our common stock. The following table sets forth the range of high and low sale prices of our common stock:

	2015		2014
	High	Low	High	Low
First Quarter	$3.63	$2.81	$5.30	$3.37
Second Quarter	4.12	2.85	5.45	4.08
Third Quarter	3.50	2.84	4.80	3.51
Fourth Quarter	3.92	3.06	3.71	2.70

In order to make cash generated available for use in operations, debt reduction, stock repurchases and potential acquisitions, we have not declared, nor do we anticipate at this time declaring or paying, any cash dividends on our common stock.   Provisions of our credit facility contain various covenants, which, among other things, limit our ability to incur indebtedness, incur liens, make certain types of acquisitions, declare or pay dividends, repurchase shares or sell assets outside of the ordinary course of business. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

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

The following table compares total shareholder returns for the Company over the past five years to the Standard and Poor’s 500 Stock Index and that of a peer group made up of other building material and industrial products distributors assuming a $100 investment made on December 31, 2010. Each of the three measures of cumulative total return assumes reinvestment of dividends. The stock performance shown on the graph below is not necessarily indicative of future price performance.

	Huttig Building Products	S&P 500	Peer Group Index
12/10	$100.00	$100.00	$100.00
12/11	$54.74	$102.11	$78.89
12/12	$168.42	$118.45	$148.83
12/13	$406.32	$156.81	$220.19
12/14	$352.63	$178.28	$228.28
12/15	$400.00	$180.74	$313.06

(1)	The peer group is comprised of the following companies: Universal Forest Products, Inc, Bluelinx Holdings, Inc., PGT, Inc., Patrick Industries, Inc. and Builders FirstSource, Inc.

ITEM 6—SELECTED CONSOLIDATED FINANCIAL DATA

The following table summarizes certain selected financial data of continuing operations of the Company as of year-end for each of the five years in the period ended December 31, 2015. The information contained in the following table may not necessarily be indicative of our future performance. Such historical data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto included elsewhere in this report.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(In Millions, Except Per Share Data)
Income Statement Data: (1)
Net sales	$659.6	$623.7	$561.5	$521.1	$479.3
Cost of sales	526.3	501.1	450.4	420.4	390.1
Gross margin	133.3	122.6	111.1	100.7	89.2
Operating expenses	119.2	114.3	104.8	98.4	99.0
Goodwill impairment	—	—	—	1.9	0.4
Gain on disposal of capital assets	(0.4)	—	—	(2.4)	—
Operating income (loss)	14.5	8.3	6.3	2.8	(10.2)
Interest expense, net	2.3	2.5	2.6	2.9	2.8
Income (loss) from continuing operations before income taxes	12.2	5.8	3.7	(0.1)	(13.0)
(Benefit) provision for income taxes	(17.2)	—	0.1	—	(0.3)
Net income (loss) from continuing operations	29.4	5.8	3.6	(0.1)	(12.7)
Per share:
Net income (loss) from continuing operations (basic and diluted)	1.17	0.23	0.15	—	(0.58)

Balance Sheet Data (at end of year):
Total assets	$177.4	$158.0	$151.5	$137.5	$126.5
Debt—bank, capital leases and other obligations(2)	48.6	63.7	62.0	59.8	52.6
Total shareholders’ equity	52.9	25.7	22.9	19.1	19.9

(1)	Amounts exclude operations classified as discontinued.
(2)	Debt includes both current and long-term portions of bank debt, capital leases and other obligations. See Note 4 to our consolidated financial statements.

ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a distributor of building materials used principally in new residential construction and in home improvement, remodeling and repair work. We distribute our products through 26 distribution centers serving 41 states and sell primarily to building materials dealers, national buying groups, home centers and industrial users, including makers of manufactured homes. Our products fall into three categories: (i) millwork, which includes doors, windows, moulding, stair parts and columns, (ii) general building products, which includes composite decking, connectors, fasteners, housewrap, roofing products and insulation, and (iii) wood products, which includes engineered wood products, such as floor systems, as well as wood panels and lumber.

Industry Conditions

Our sales depend heavily on the strength of local and national new residential construction, home improvement and remodeling markets. During the past several years, our results of operations have been adversely affected by the severe downturn in new housing activity in the United States.  However, new housing activity has shown moderate improvement each year since 2009, the trough period of the downturn.  In 2015, total housing starts increased 11%, to 1.1 million, but were still below the Historical Average of approximately 1.4 million. Based on the current level of housing activity and industry forecasts, we expect the increase in new housing activity could continue into 2016 but still remain below the Historical Average.

Various factors historically have caused our results of operations to fluctuate from period to period. These factors include levels of construction, home improvement and remodeling activity, weather, prices of commodity wood and steel products, interest rates, competitive pressures, availability of credit and other local, regional, national and economic conditions. Many of these factors are cyclical or seasonal in nature.  We anticipate that further fluctuations in operating results from period to period will continue in the future. Our first and fourth quarters are generally adversely affected by winter weather patterns in the Northwest, Midwest and Northeast, which typically cause seasonal decreases in levels of construction activity in these areas. Because much of our overhead and expenses remain relatively fixed throughout the year, our operating profits tend to be lower during the first and fourth quarters.

We believe we have the product offerings, distribution channel, personnel, systems infrastructure, financial, and competitive resources necessary for continued operations. Our future revenues, costs and profitability, however, are all likely to be influenced by a number of risks and uncertainties, including those set forth in Item 1A—RISK FACTORS.

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles, which require management to make estimates and assumptions. Management bases these estimates and assumptions on historical results and known trends as well as management forecasts. Actual results could differ from these estimates and assumptions.

Accounts Receivable—Trade accounts receivable consist of amounts owed for orders shipped to customers and are stated net of an allowance for doubtful accounts. Huttig’s corporate management establishes an overall credit policy for sales to customers and delegates responsibility for most credit decisions to regional credit personnel. The allowance for doubtful accounts is determined based on a number of factors including when customer accounts exceed 90 days past due and specific customer account reviews. Our credit policies, together with careful monitoring of customer balances, have resulted in bad debt expense of less than 0.1% of net sales in each of 2015, 2014, and 2013.

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

Valuation of Goodwill and Other Long-Lived Assets—We test the carrying value of our goodwill at each reporting unit for impairment on an annual basis and between annual tests in certain circumstances when there are indicators of potential impairment. The carrying value of goodwill is considered impaired when a reporting unit’s fair value is less than its carrying value. We also reassess useful lives of previously recognized intangible assets. For goodwill, we first assess the qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. In that event, goodwill impairment is recognized to the extent recorded goodwill exceeds the implied fair value of that goodwill. Circumstances that can lead to annual or interim two-step goodwill testing include significant negative variances from forecasted sales or operating profits or changes in other circumstances that indicate the carrying amount of goodwill may not be recoverable. We utilize a discounted cash flows model to estimate fair value of a reporting unit. In our estimate of fair value of a reporting unit, the following significant assumptions, and changes therein, are considered:

•	publicly available and internal projections of single and multi-family housing starts used to project a reporting unit’s revenue in future years;
•	the reporting unit’s gross margin and operating expenses that reflect cost reduction actions taken by us;
•	projected variable costs associated with the variable revenue streams projected in the future;
•	projected reporting unit working capital changes and capital expenditure requirements; and
•	an estimate of a discount rate commensurate with the weighted average cost of capital for a market participant and a related growth factor.

At December 31, 2015, we had $6.3 million of goodwill recorded across 14 reporting units. Significant changes in our assumptions and the related projected cash flows utilized in calculating the reporting unit’s fair value could result in future goodwill impairment related to any of our reporting units.

We test the carrying value of other long-lived assets, including intangible and other tangible assets, for impairment when events and circumstances warrant such review. The carrying value of long-lived assets is considered impaired when the anticipated undiscounted cash flows from such assets are less than the carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. No goodwill impairment charges were recorded in the years ending December 31, 2013, 2014 or 2015.

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

Deferred tax assets and liabilities are recognized for the future tax benefits or liabilities attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates would be recognized in income in the period that includes the enactment date. We regularly review our deferred tax assets for recoverability and establish a valuation allowance when we believe that such assets may not be recovered, taking into consideration historical operating results, expectations of future earnings, changes in operations, the expected timing of the reversal of existing temporary differences and available tax planning strategies. Currently, we have significant deferred tax assets related to federal and state net operating loss carry-forwards. We carry a valuation allowance for state net operating loss carryforwards based on our projections of continued profitability for 2016 and beyond. Although we believe our estimates to be reasonable, differences in our future operating results from these projections could significantly change our estimates of and realization of these deferred tax assets in future periods.

Results of Operations

Fiscal 2015 Compared to Fiscal 2014

Continuing Operations

Net sales from continuing operations were $659.6 million in 2015, which were $35.9 million, or approximately 6%, higher than 2014. The increase was primarily due to higher levels of construction activity and our core product growth initiatives, which we believe resulted in revenue increases in certain product categories above the overall rate of market growth thereby gaining some level of market share.

Sales in the major product categories changed as follows in 2015 from 2014: millwork sales increased 6% to $324.4 million, building product sales increased 8% to $264.7 million, and wood products decreased 2% to $70.5 million with a 13% increase in sales of engineered wood products and a 12% decrease in sales of other wood products. Fluctuations across product categories can occur based on general market conditions, new product incentives, promotions, changes in product lines, and commodity pricing, among other things.

Gross margin increased approximately 9% to $133.3 million, or 20.2% of sales, in 2015 as compared to $122.6 million, or 19.7% of sales, in 2014.  The increase in gross margin percentage was primarily due to our operational initiatives, as well as improved product mix as we continue to expand our value-add capabilities to service the repair/remodel construction segment. The pricing environment remains very competitive, which continues to constrain margins.

Operating expenses increased 4% to $119.2 million, or 18.1% of sales, in 2015, compared to $114.3 million, or 18.3% of sales, in 2014.  The increase in operating expenses was primarily due to an increase in personnel costs, which increased $5.2 million, principally from wage increases, hiring of additional personnel, and expenses attributable to higher variable costs associated with increasing sales. We recorded total stock-based compensation expense of $1.8 million in 2015 compared to $1.4 million in 2014.  Non personnel expenses were $0.4 million lower in 2015 as compared to 2014 due to a significant reduction in fuel costs partially offset by higher insurance claims and equipment rentals.

Net interest expense was $2.3 million in 2015 compared to $2.5 million in 2014.  The decrease was primarily due to lower average debt and lower borrowing rates in 2015 versus 2014.

An income tax benefit of $17.2 million was recognized for the year ended December 31, 2015. No income tax expense was recognized for the year ended December 31, 2014. The 2015 income tax benefit primarily relates to the change in the valuation allowance on deferred tax assets, as we believe it is more likely than not that we will utilize federal and certain state tax net operating loss carryforwards in the future.

As a result of the foregoing factors, we reported income from continuing operations of $29.4 million in 2015 as compared to $5.8 million in 2014.

Discontinued Operations

We recorded a loss of $3.4 million from discontinued operations in 2015 as compared to a loss from discontinued operations of $3.6 million in 2014. The loss in both periods was due to environmental and related legal expenses.  See Part I, Item 3—“Legal Proceedings.”

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

Net interest expense was $2.5 million in 2014 compared to $2.6 million in 2013.  The decrease was primarily due to lower borrowing rates in 2015 versus 2014.

No income tax expense was recognized for the year ended December 31, 2014. Income tax expense of $0.1 million was recognized for the year ended December 31, 2013.

As a result of the foregoing factors, we reported income from continuing operations of $5.8 million in 2014 as compared to $3.6 million in 2013.

Discontinued Operations

We recorded a loss of $3.6 million from discontinued operations in 2014 as compared to a loss from discontinued operations of $0.4 million in 2013. The loss in both years was due to environmental and related legal expenses.  See Part I, Item 1A— “Legal Proceedings.”

Liquidity and Capital Resources

We depend on cash flow from operations and funds available under our revolving credit facility to finance seasonal working capital needs, capital expenditures and any acquisitions that we may undertake. Our working capital requirements are generally greatest in the second and third quarters, which reflect the seasonal nature of our business. The second and third quarters are also typically our strongest operating quarters, largely due to more favorable weather throughout many of our markets compared to the first and fourth quarters. We typically generate cash from working capital reductions in the fourth quarter of the year and build working capital during the first quarter in preparation for our second and third quarters. We also maintain significant inventories to meet the rapid delivery requirements of our customers and to enable us to obtain favorable pricing, delivery and service terms with our suppliers. At December 31, 2015 and 2014, inventories and accounts receivables constituted approximately 68% and 74% of our total assets, respectively. We also closely monitor operating expenses and inventory levels during seasonally affected periods and, to the extent possible, manage variable operating costs to minimize seasonal effects on our profitability.

Operations—Cash provided by operating activities improved by $13.3 million to $17.1 million in 2015, compared to $3.8 million in 2014. In 2015, our net income increased $23.8 million compared to 2014. Net income from continuing operations increased $23.6 million in 2015 to $29.4 million due to recognizing an income tax benefit of $17.2 million related to the release of a significant portion of our valuation allowance on our net deferred tax assets, as well as a $6.2 million improvement in operating income.  Accounts receivable increased by $7.8 million and $4.6 million during 2015 and 2014, respectively. Day's sales outstanding (“DSO”) increased by 2.4 days to 33.1 days at December 31, 2015 from 30.7 days at December 31, 2014 based on annualized fourth quarter sales and quarter end accounts receivable balances for the respective periods.  Inventory decreased by $1.5 million in 2015 compared to an increase of $0.7 million in 2014. Our inventory turns increased to 7.3 turns in 2015 from 6.8 turns in 2014.  Accounts payable increased by $4.2 million during 2015 compared to a $1.4 million decrease in 2014. The change in accounts payable was generally due to the timing of purchases and payments. Days payable outstanding increased to 32.2 at December 31, 2015 from 30.9 at December 31, 2014 based on annualized fourth quarter costs of goods sold and quarter-end accounts payable balances for the respective periods.

Investing—Net cash used in investing activities was $0.3 million in 2015, as compared to $1.8 million in 2014.  The Company received proceeds of $2.5 million for the sale of assets of its Southwest Roofing Supply branch in the second quarter of 2015.  The Company invested $2.8 million in machinery and equipment at various locations in 2015, compared to $1.8 million in 2014.

Financing—Cash used in financing activities of $17.0 million in 2015 reflected net debt payments of $14.7 million under our credit facility, payments of $1.7 million for capital lease and other debt obligations and $0.6 million for the repurchase of 0.2 million shares of common stock in conjunction with the administration of our 2005 Executive Incentive Compensation Plan.  Cash used in financing activities of $2.1 million in 2014 reflected net debt borrowings of $0.4 million under our credit facility, payments of $1.7 million for capital lease and other debt obligations, and $0.8 million for the repurchase of 0.2 million shares of common stock in conjunction with the administration of our 2005 Executive Incentive Compensation Plan.  The shares repurchased were retired in both years.

Credit Facility—See Note 4 – “Debt” in the Notes to Consolidated Financial Statements in Item 8 for information on our credit agreement.

Off-Balance Sheet Arrangements

In addition to funds available from operating cash flows and our bank credit facility as described above, we use operating leases as a principal off balance sheet technique. Operating leases are employed as an alternative to purchasing certain property, plant and equipment. Future rental commitments, extending through 2022, under all non-cancelable operating leases in effect at December 31, 2015 totaled $34.1 million.

Commitments and Contingencies

The table below summarizes our contractual obligations as of December 31, 2015 (in millions):

		Payments Due by Period
			2017-	2019-	Beyond
	Total	2016	2018	2020	2020
Long-term debt, including current portion (1)	$48.6	$1.2	$1.0	$46.4	$—
Operating lease obligations (2)	33.0	9.3	14.0	7.3	2.4
Total	$81.6	$10.5	$15.0	$53.7	$2.4

(1)	Amounts represent the expected cash payments of our long-term debt and do not include any fair value adjustments.
(2)	Amounts are net of minimum sublease income.

Cautionary Statement Relevant to Forward-looking Information for the Purpose of “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

This Annual Report and our annual report to stockholders contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  The words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “believe,” “estimate,” “project” or similar expressions may identify forward-looking statements, although not all forward-looking statements contain such words.  Statements made in this Annual Report and our annual report to stockholders looking forward in time, including, but not limited to, statements regarding our current views with respect to financial performance, future growth in the housing market, distribution channels, sales, favorable supplier relationships, inventory levels, the ability to meet customer needs, enhanced competitive posture, financial impact from litigation or contingencies, including environmental proceedings, are included pursuant to the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995.

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

There are a number of factors, some of which are beyond our control that could cause our actual results to differ materially from those expressed or implied in the forward-looking statements. These factors include, but are not limited to: the strength of construction, home improvement and remodeling markets and the recovery of the homebuilding industry to levels consistent with the Historical Average; the cyclical nature of our industry; the cost of environmental compliance, including actual expenses we may incur to resolve proceedings we are involved in arising out of a formerly owned facility in Montana; any limitations on our ability to utilize our deferred tax assets to reduce future taxable income and tax liabilities; our ability to comply with, and the restrictive effect of, the financial covenant applicable under our credit facility; the loss of a significant customer; deterioration of our customers’ creditworthiness or our inability to forecast such deteriorations; commodity prices; termination of key supplier relationships; competition with existing or new industry participants; goodwill impairment;  the seasonality of our operations; significant uninsured claims; federal and state transportation regulations; fuel cost increases; our failure to attract and retain key personnel; deterioration in our relationship with our unionized employees, including work stoppages or other disputes; funding requirements for multi-employer pension plans for our unionized employees; product liability claims and other legal proceedings; the integration of any business we acquire; and those set forth under Item 1A – “Risk Factors.” These factors may not constitute all factors that could cause actual results to differ from those discussed in any forward-looking statement. Accordingly, forward-looking statements should not be relied upon as a predictor of actual results.

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have exposure to market risk as it relates to effects of changes in interest rates. We had debt outstanding at December 31, 2015 under our credit facility of $46.1 million.

All of our debt under our revolving credit facility accrues interest at a floating-rate basis. If market interest rates for LIBOR had been different by an average of 1% for the year ended December 31, 2015, our interest expense and income before taxes would have changed by $0.7 million. These amounts are determined by considering the impact of the hypothetical interest rates on our borrowing cost. This analysis does not consider the effects of any change in the overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management may take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our financial structure.

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

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Huttig Building Products, Inc.:

We have audited the accompanying consolidated balance sheets of Huttig Building Products, Inc, and subsidiary as of December 31, 2015 and 2014, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015. We also have audited Huttig Building Products, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Huttig Building Products, Inc. and subsidiary as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Huttig Building Products, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP

St. Louis, Missouri
February 26, 2016

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2015	2014	2013
	(In millions, except per share data)
Net sales	$659.6	$623.7	$561.5
Cost of sales	526.3	501.1	450.4
Gross margin	133.3	122.6	111.1
Operating expenses	119.2	114.3	104.8
Gain on disposal of assets	(0.4)	—	—
Operating income	14.5	8.3	6.3
Interest expense, net	2.3	2.5	2.6
Income from continuing operations before income taxes	12.2	5.8	3.7
(Benefit) provision for income taxes	(17.2)	—	0.1
Net income from continuing operations	29.4	5.8	3.6
Net loss from discontinued operations, net of taxes	(3.4)	(3.6)	(0.4)
Net income	$26.0	$2.2	$3.2

Net income from continuing operations per share - basic and diluted	$1.17	$0.23	$0.15
Net loss from discontinued operations per share - basic and diluted	$(0.14)	$(0.15)	$(0.02)
Net income per share - basic and diluted	$1.04	$0.09	$0.13

Weighted average shares outstanding:
Basic shares outstanding	24.1	23.5	22.8
Diluted shares outstanding	24.1	23.5	22.8

See notes to consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
	(In millions)
ASSETS
Current Assets:
Cash and equivalents	$0.3	$0.5
Trade accounts receivable, net	56.3	48.9
Inventories	64.3	67.4
Other current assets	7.3	7.8
Total current assets	128.2	124.6

Property, Plant and Equipment:
Land	4.3	4.3
Building and improvements	26.5	25.4
Machinery and equipment	37.3	36.0
Gross property, plant and equipment	68.1	65.7
Less accumulated depreciation	50.9	48.8
Property, plant and equipment, net	17.2	16.9

Other Assets:
Goodwill	6.3	6.3
Other	1.7	2.2
Deferred income taxes	24.0	8.0
Total other assets	32.0	16.5

Total Assets	$177.4	$158.0

See notes to consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
	(In millions)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$1.2	$1.3
Trade accounts payable	43.6	39.4
Deferred income taxes	4.9	8.0
Accrued compensation	5.5	4.0
Other accrued liabilities	13.8	13.4
Total current liabilities	69.0	66.1
Non-current Liabilities:
Long-term debt, less current maturities	47.4	62.4
Other non-current liabilities	8.1	3.8
Total non-current liabilities	55.5	66.2

Shareholders’ Equity:
Preferred shares; $.01 par (5,000,000 shares authorized)	—	—
Common shares; $.01 par (50,000,000 shares authorized: 24,977,208 shares issued and outstanding at December 31, 2015 and 24,556,536 at December 31, 2014)	0.2	0.2
Additional paid-in capital	41.6	40.4
Retained earnings (accumulated deficit)	11.1	(14.9)
Total shareholders’ equity	52.9	25.7

Total Liabilities and Shareholders’ Equity	$177.4	$158.0

See notes to consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Shares	Additional	Retained Earnings	Total
	Outstanding,	Paid-In	(Accumulated	Shareholders’
	at Par Value	Capital	Deficit)	Equity
	(In millions)
Balance at January 1, 2013	$0.2	$39.2	$(20.3)	$19.1
Net income and comprehensive income	—	—	3.2	3.2
Repurchase of shares of common stock	—	(0.4)	—	(0.4)
Stock compensation expense	—	1.0	—	1.0
Balance at December 31, 2013	0.2	39.8	(17.1)	22.9
Net income and comprehensive income	—	—	2.2	2.2
Repurchase of shares of common stock	—	(0.8)	—	(0.8)
Stock compensation expense	—	1.4	—	1.4
Balance at December 31, 2014	0.2	40.4	(14.9)	25.7
Net income and comprehensive income	—	—	26.0	26.0
Repurchase of shares of common stock	—	(0.6)	—	(0.6)
Stock compensation expense	—	1.8	—	1.8
Balance at December 31, 2015	$0.2	$41.6	$11.1	$52.9

See notes to consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015	2014	2013
	(In millions)
Cash Flows From Operating Activities:
Net income	$26.0	$2.2	$3.2
Adjustments to reconcile net income to cash provided by operations:
Net loss from discontinued operations	3.4	3.6	0.4
Depreciation and amortization	3.0	3.1	2.8
Non-cash interest expense	0.4	0.3	0.3
Stock compensation expense	1.8	1.4	1.0
Deferred taxes	(19.1)	—	—
Gain on disposal of capital assets	(0.4)	—	—
Changes in operating assets and liabilities:
Trade accounts receivable	(7.8)	(4.6)	(2.1)
Inventories	1.5	(0.7)	(11.7)
Trade accounts payable	4.2	(1.4)	9.1
Other	4.1	(0.1)	(1.8)
Net cash provided by operating activities	17.1	3.8	1.2
Cash Flows From Investing Activities:
Capital expenditures	(2.8)	(1.8)	(2.2)
Proceeds from disposition of capital assets	2.5	—	—
Cash used in investing activities	(0.3)	(1.8)	(2.2)
Cash Flows From Financing Activities:
Payments of long-term debt and revolving credit debt agreements	(183.8)	(205.2)	(156.7)
Borrowings of long-term debt and revolving credit debt agreements	169.1	205.6	157.4
Repayments of capital lease and other obligations	(1.7)	(1.7)	(1.0)
Repurchase of shares of common stock	(0.6)	(0.8)	(0.4)
Cash used in financing activities	(17.0)	(2.1)	(0.7)
Net decrease in cash and equivalents	(0.2)	(0.1)	(1.7)
Cash and equivalents, beginning of period	0.5	0.6	2.3
Cash and equivalents, end of period	$0.3	$0.5	$0.6

Supplemental Disclosure of Cash Flow Information:
Interest paid	$1.8	$2.2	$2.3
Non-cash financing activities:
Assets acquired with debt obligations	1.4	2.4	2.5
Debt issuance costs financed	—	0.6	0.1

See notes to consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

(In Millions, Except Share and Per Share Data)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES

Organization—Huttig Building Products, Inc. and its wholly owned subsidiary (the “Company” or “Huttig”) is a distributor of building materials used principally in new residential construction and in home improvement, remodeling and repair work.  Huttig’s products are distributed through 26 distribution centers serving 41 states and are sold primarily to building materials dealers, national buying groups, home centers and industrial users including makers of manufactured homes.

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

Use of Estimates—The preparation of the Company’s consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management makes estimates including but not limited to the following financial statement items: allowance for doubtful accounts, slow-moving and obsolete inventory, lower of cost or market provisions for inventory, long-lived asset and goodwill impairments, contingencies including environmental liabilities, accrued expenses and self-insurance accruals, income tax expense and deferred taxes. Actual results may differ from these estimates.

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

Inventory— Inventories are valued at the lower of cost or market. The Company’s entire inventory is comprised of finished goods. The Company reviews inventories on hand and records a provision for slow-moving and obsolete inventory. The provision for slow-moving and obsolete inventory is based on historical and expected sales. Approximately 91% of inventories were determined by using last-in, first-out (“LIFO”) method of inventory valuation as of December 31, 2015 and December 31, 2014. The balance of all other inventories is determined by the average cost method. The FIFO cost would be higher than the LIFO valuation by $13.6 million at December 31, 2015 and $12.9 million at December 31, 2014.

Supplier Rebates—The Company enters into agreements with certain vendors providing for inventory purchase based rebates upon purchasing volumes. The Company accrues the receipt of rebates based on purchases and records vendor rebates as a reduction of the cost of inventory purchased.

Property, Plant and Equipment—Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets and is charged to operating expenses. Buildings and improvements lives range from 3 to 25 years. Machinery and equipment lives range from 3 to 10 years. The Company recorded depreciation expense of $2.9 million, $3.0 million and $2.7 million in 2015, 2014 and 2013, respectively.

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

Shipping and Handling—Costs associated with shipping and handling products to the Company’s customers are charged to operating expense. Shipping and handling costs were $28.8 million, $30.3 million and $28.4 million in 2015, 2014 and 2013, respectively.

Income Taxes—Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for financial reporting purposes and when such amounts are recognized for tax purposes using currently enacted tax rates. A valuation allowance would be established to reduce deferred income tax assets if it is more likely than not that a deferred tax asset will not be realized. See Note 10, “Income Taxes” for additional information.

Net Income Per Share—Basic net income per share is computed by dividing income available to common stockholders by weighted average shares outstanding.  Diluted net income per share reflects the effect of all other potentially dilutive common shares using the treasury stock method.  See Note 11, “Basic and Diluted Net Income Per Share” for additional information.

Accounting For Stock-Based Compensation— The Company has stock-based compensation plans covering the majority of its employee groups and a plan covering the Company’s Board of Directors. The Company accounts for share-based compensation utilizing the fair value recognition provisions of the Accounting Standards Codification (“ASC”) 718, “Compensation-Stock Compensation”. The Company recognizes compensation cost for equity awards on a straight-line basis over the requisite service period for the entire award. See Note 9, “Stock and Incentive Compensation Plans” for additional information.

Concentration of Credit Risk—The Company is engaged in the distribution of building materials throughout the United States. The Company grants credit to customers, substantially all of whom are dependent upon the construction sector. The Company periodically evaluates its customers’ financial condition but does not generally require collateral. A significant portion of our sales are concentrated with a relatively small number of our customers. Our top ten customers represented 40% of our sales in 2015. The Company had a single customer representing 13% of total sales in 2015 and 12% of total sales in 2014 and 2013. This customer is a buying group for multiple building material dealers.

Collective Bargaining Agreements—As of December 31, 2015, 14% of our employees were represented by eight collective bargaining agreements with three of the agreements expiring in 2016.  With regard to the three expiring agreements, 8% of our employees were covered thereunder.

Segments—ASC 280, “Segment Reporting”, defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. At December 31, 2015 and 2014, under the definition of a segment, each of our branches is considered an operating segment of our business. Under ASC 280, operating segments may be aggregated if the operating segments have similar economic characteristics and if the nature of the products, distribution methods, customers and regulatory environments are similar. The Company has aggregated its branches into one reporting segment.

2.    GOODWILL AND OTHER INTANGIBLE ASSETS

Under ASC 350, “Intangibles-Goodwill and Other,” goodwill is reviewed for impairment annually or more frequently if certain indicators arise. In addition, the statement requires reassessment of the useful lives of previously recognized intangible assets.

ASC 350 prescribes a two-step process for impairment testing of goodwill. During the fourth quarter in each of 2015, 2014 and 2013, the Company performed the annual test for impairment of its reporting units and there was no impairment of goodwill.   The following table summarizes goodwill activity for the three years in the period ended December 31, 2015 (in millions):

		Accumulated	Goodwill,
	Goodwill	Impairments	Net
Balance at January 1, 2013	$18.1	$(11.8)	$6.3
No activity in 2013	—	—	—
Balance at December 31, 2013	18.1	(11.8)	6.3
No activity in 2014	—	—	—
Balance at December 31, 2014	18.1	(11.8)	6.3
No activity in 2015	—	—	—
Balance at December 31, 2015	$18.1	$(11.8)	$6.3

			Accumulated
	Cost		Amortization
	2015	2014	2015	2014
Amortizable intangible assets: (1)
Customer relationships	$1.4	$1.4	$0.9	$0.8

(1)	Amortizable intangible assets are included in “Other Assets.”

The Company recorded amortization expense of $0.1 million for each of the years ended December 31, 2015, 2014 and 2013.  The Company expects to record amortization expense for its existing intangible assets of approximately $0.1 million annually in each of 2016 through 2020.

3.    ALLOWANCE FOR DOUBTFUL ACCOUNTS

The allowance for doubtful accounts consisted of the following (in millions):

	December 31,
	2015	2014	2013
Balance at beginning of year	$0.6	$0.6	$0.6
Provision charged to expense	0.3	0.2	—
Write-offs, less recoveries	(0.1)	(0.2)	—
Balance at end of year	$0.8	$0.6	$0.6

The Company recorded bad debt expense of less than 0.1% of net sales in each of 2015, 2014 and 2013.

4.    DEBT

Debt consisted of the following (in millions):

	December 31,
	2015	2014
Revolving credit facility	$46.1	$60.8
Other obligations	2.5	2.9
Total debt	48.6	63.7
Less current portion	1.2	1.3
Long-term debt	$47.4	$62.4

Credit Facility—The Company has a $160.0 million asset-based senior secured revolving credit facility (“credit facility”). Borrowing availability under the credit facility is based on eligible accounts receivable, inventory and real estate. The real estate component of the borrowing base amortizes monthly over 12.5 years on a straight-line basis. Borrowings under the credit facility are collateralized by substantially all of the Company’s assets and are subject to certain operating limitations applicable to a loan of this type, which, among other things, place limitations on indebtedness, liens, investments, mergers and acquisitions, dispositions of assets, cash dividends and transactions with affiliates. The entire unpaid balance under the credit facility is due and payable on May 28, 2019, the maturity date of the credit agreement.

At December 31, 2015, under the credit facility, the Company had revolving credit borrowings of $46.1 million outstanding at a weighted average interest rate of 2.31% per annum, letters of credit outstanding totaling $3.0 million, primarily for health and workers’ compensation insurance, and $67.8 million of additional committed borrowing capacity.  The Company pays an unused commitment fee of 0.25% per annum. In addition, the Company had $2.5 million of capital lease and other obligations outstanding at December 31, 2015.

The sole financial covenant in the credit facility is the minimum fixed charge coverage ratio (“FCCR”) of 1.05:1.00 and must be tested by the Company only if the excess borrowing availability falls below an amount in the range of $12.5 million to $20.0 million, depending on our borrowing base. FCCR must also be tested on a pro forma basis prior to consummation of certain significant business transactions outside our ordinary course of business, as defined in the agreement.

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

Maturities—At December 31, 2015, the aggregate scheduled maturities of debt were as follows (in millions):

2016	$1.2
2017	0.6
2018	0.4
2019	46.3
2020	0.1
Total	$48.6

The fair value of long-term debt, as calculated using the aggregate cash flows from principal and interest payments over the life of the debt, was approximately $46.1 million and $60.8 million at December 31, 2015 and 2014, respectively, based upon a discounted cash flow analysis using current market interest rates. The fair value measurement inputs for long-term debt are classified as Level 3 (unobservable inputs) in the valuation hierarchy as defined by ASC 820, “Fair Value Measurements and Disclosures”.

5.    PREFERRED SHARES

The Company has authorized 5.0 million shares of $0.01 par value preferred stock, of which 250,000 shares have been designated as Series A Junior Participating Preferred Stock.  No such shares have been issued.

6.    OTHER ACCRUED LIABILITIES

The Company has other accrued liabilities at December 31, 2015 and December 31, 2014 of $13.8 million and $13.4 million, respectively. Liabilities for self-insurance accruals were $4.3 million and $3.5 million, amounts due for sales incentive programs were $4.2 million and $3.9 million and deferred rent was $0.8 million and $1.0 million at December 31, 2015 and 2014, respectively.

7.    COMMITMENTS AND CONTINGENCIES

The Company leases certain of its vehicles, equipment and distribution facilities from various third parties with non-cancelable operating leases with various terms. Certain leases contain renewal or purchase options. Future minimum payments, by year, and in the aggregate, under these leases with initial terms of one year or more consisted of the following at December 31, 2015 (in millions):

	Non-cancelable	Minimum
	Operating	Sublease
	Leases	Income	Net
2016	$10.1	$(0.8)	$9.3
2017	7.9	(0.3)	7.6
2018	6.4	—	6.4
2019	4.7	—	4.7
2020	2.6	—	2.6
Thereafter	2.4	—	2.4
Total minimum lease payments	$34.1	$(1.1)	$33.0

Operating lease obligations expire in varying amounts through 2022. Rental expense for all operating leases was $13.3 million, $13.3 million and $12.9 million in 2015, 2014 and 2013, respectively. Sublease income was $0.9 million, $0.8 million and $0.7 million in 2015, 2014 and 2013, respectively.

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

On February 18, 2015, the DEQ issued an amendment to the unilateral administrative order of the DEQ outlining the final remediation of the property in its ROD.  Under the ROD, the DEQ estimated the remediation costs of the property to be $8.3 million.

The Company submitted a comprehensive final RAWP in September 2015 that was approved by the DEQ.  During the process of finalizing the RAWP in the third quarter of 2015 the Company considered a multitude of factors including, but not limited to, consultation with third party experts, the evaluation of remedial action alternatives, and discussions with DEQ.  The culmination of the information, data, and risk analysis resulted in excluding certain potential cost saving remedial action alternatives from the final RAWP that had been previously proposed for inclusion in the RAWP.  Eliminating these potential cost savings remedial action alternatives from the final RAWP caused the Company to reassess the total estimated remediation costs of the project.    The Company estimates the total remaining cost of implementing the RAWP to be $8.0 million at December 31, 2015 with respect to the contingent liability.  The Company is currently implementing the RAWP and has received approval for certain specific work plans required prior to commencing field work at the site.  The Company anticipates field work will commence in the second quarter of 2016 subject to DEQ oversight and approval.

As of December 31, 2015, the Company believes the accrual represents a reasonable best estimate of the total remaining remediation costs, based on facts, circumstances, and information currently available to Huttig.  However, there are currently unknown variables relating to the actual levels of contaminants and amounts of soil that will ultimately require treatment or removal and as part of the remediation process, additional soil and groundwater sampling, and bench and pilot testing is required to ensure the remediation will achieve the projected outcome required by the DEQ.  Potential indemnification or other claims we may be able to assert against third parties and possible insurance coverage have also been considered but any potential recoveries have not been recognized at this time. The ultimate final amount of remediation costs and expenditures are difficult to estimate with certainty and as a result, the amount of actual costs and expenses ultimately incurred by Huttig with respect to this property could be lower than, or exceed the amount accrued as of December 31, 2015 by a material amount and could have a material adverse effect on our liquidity, financial condition or operating results of any fiscal quarter or year in which estimated costs or additional expenses are, or not incurred.

On June 29, 2015, certain private plaintiffs owning properties adjacent to the Montana site sued the Company, Crane Co., and other defendants in the Montana Fourth Judicial District Court seeking remediation of the property in excess of what is contemplated by the ROD and other damages. In October 2015, the lawsuit was amended to include additional plaintiffs and was formally served.  Crane Co. asserted its right of indemnification under the Distribution Agreement between the Company and Crane Co. dated December 6, 1999.  The Company is defending the lawsuit vigorously.

The Company has filed a declaratory action against certain liability insurers seeking, inter alia, defense and indemnification for the costs of implementing the final remediation activities associated with the Montana property and defense and indemnification costs associated with the related lawsuit described above.  This case currently is pending in the United States District Court for the Eastern District of Missouri.  A trial date has been set for August 21, 2017. The parties are in discovery.

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

Defined Benefit Plans—The Company participates in several multi-employer pension plans that provide benefits to certain employees under collective bargaining agreements.  The risks of participating in these multi-employer plans are different from single-employer plans in the following aspects:  (1) assets contributed to the multi-employer plan by one employer may be used to provide benefits to employees of other participating employers, (2) if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers, and (3) if the Company chooses to stop participating in some of its multi-employer plans, the Company may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability.  The Company’s total contributions to these plans were $1.0 million, $0.6 million, and $0.6 million in the years ended December 31, 2015, 2014, and 2013, respectively.  A majority of the contributions were to the Western Conference of Teamsters Pension Plan.  The Company does not contribute more than 5% percent of total contributions for any of these multi-employer pension plans.  The Company’s participation in the multi-employer pension plans as of December 31, 2015 is outlined in the table below.

					Expiration Date
		Pension	Financial		of Collective-	12/31/2015
		Protection Act	Improvement	Surcharge	Bargaining	Company
Legal Name of Plan	EIN - Plan Number	Zone Status	Plan	Imposed	Agreement	Participants
Western Conference of Teamsters Pension Plan	91-6145047 - 001	Funded > 80%	No	No	12/31/2016 to	89
					4/30/2018
Southern California Lumber Industry Retirement Fund	95-6035266 - 001	Funded > 80%	No	No	6/30/2017	14
Central States, Southeast and Southwest Areas Pension Plan	36-6044243 - 001	Funded < 65%	Implemented	No	12/27/2020	2

During 2015, Huttig completely withdrew employees from an existing multi-employer pension plan with the Central States Pension Fund, or the “Pension Fund,” and entered into a new agreement with the Pension Fund, which adopted an alternative method for determining an employer's unfunded obligation that would limit Huttig’s funding obligations to the Pension Fund in the future. As part of the agreement, Pension Fund participants were moved to a new pension plan sponsored by the Pension Fund. In connection with the complete withdrawal from the Pension Fund, Huttig was subject to a withdrawal liability of approximately $0.4 million which was paid in December 2015.

9.    STOCK AND INCENTIVE COMPENSATION PLANS

Incentive Compensation Plan

The Company’s EVA Incentive Compensation Plan was terminated effective upon the stockholders’ approval of the 2015 amendment to the Company’s 2005 Executive Incentive Compensation Plan.  Instead, performance-based goals for 2015 annual cash incentive awards were adopted under the new amended plan, and awards issued thereunder subject to the limitations set forth therein. The Company recorded $1.3 million, $1.0 million and $0.8 million in expense related to compensation plans in the years ended December 31, 2015, 2014 and 2013, respectively.

2005 Executive Incentive Compensation Plan

Under the Company’s 2005 Executive Incentive Compensation Plan, which was adopted in 2005 and subsequently amended in 2007, 2009, 2012, and 2015 (“2005 Plan”), incentive awards of up to 6,125,000 shares of common stock may be granted.  The 2005 Plan allows the Company to grant awards to key employees, including restricted stock awards, stock options, other stock-based incentive awards and cash based incentive awards subject primarily to the requirement of continued employment. Awards under the 2005 Plan are available for grant over a ten-year period unless terminated earlier by the Board of Directors. No options were issued in 2015, 2014 or 2013. The Company granted 500,468, 456,253, and 570,680 shares of restricted stock in 2015, 2014, and 2013, respectively.  No monetary consideration is paid to the Company by employees who receive restricted stock. The restricted shares vest ratably over three years.  Restricted stock can be granted with or without performance restrictions.

2005 Non-Employee Directors’ Restricted Stock Plan

Under the Company’s 2005 Non-Employee Directors’ Restricted Stock Plan, which was adopted in 2005 and subsequently amended in 2007, 2009, 2012, and 2015, incentive awards of up to 575,000 shares of common stock may be granted.   Awards under this plan are available for grant over a ten-year period expiring March 31, 2025, unless terminated earlier by the Board of Directors.  The Company granted 90,820 shares of restricted stock in 2015.  The Company granted 20,688 and 34,818 restricted stock units in 2014 and 2013, respectively.  These grants vest approximately one year later on the date of the following annual stockholders’ meeting on which they are granted.

Accounting For Stock-Based Compensation

The Company recognized approximately $1.8 million, $1.4 million, and $1.0 million in non-cash stock compensation expense for restricted stock awards in 2015, 2014 and 2013, respectively.

At December 31, 2015, the Company had 1,636,636 shares available for future awards under all of its stock compensation plans.  On February 3, 2016, the Company issued 241,073 shares of restricted stock.

Stock Options

The fair value of each option award is estimated as of the date of grant using the Black-Scholes option pricing model. The Company did not grant stock options in 2015, 2014 or 2013.

The following table summarizes the stock option transactions pursuant to the Company’s stock incentive plans for the three years ended December 31, 2015:

					Average
		Weighted	Average	Aggregate	Remaining	Unrecognized
		Average	Remaining	Intrinsic	Vesting	Compensation
	Shares	Exercise Price	Contractual	Value	Period	Expense
	(000’s)	Per Share	Term (Years)	(000’s)	(months)	(000’s)
Options Outstanding at January 1, 2013	205	$8.46
Granted	—	—
Exercised	—	—
Forfeited	(18)	9.01
Options Outstanding at December 31, 2013	187	8.40
Granted	—	—
Exercised	—	—
Forfeited	(82)	7.34
Options Outstanding at December 31, 2014	105	9.23
Granted	—	—
Exercised	—	—
Forfeited	(43)	9.89
Options Outstanding at December 31, 2015	62	$8.78	0.1	—	—	$—
Exercisable at December 31, 2015	62	$8.78	0.1	—	N/A	N/A

The following table summarizes information about stock options outstanding at December 31, 2015:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
Weighted Average
	Number	Remaining		Number
Range of	Outstanding	Contractual Life	Weighted Average	Exercisable	Weighted Average
Exercise Price	(000’s)	(Years)	Exercise Price	(000’s)	Exercise Price
$8.78	62	0.1	$8.78	62	$8.78

Restricted Stock and Restricted Stock Units

Restricted stock grants are recorded as unearned compensation on the date of grant in additional paid in capital at fair market value. The unearned compensation is being amortized to expense over the requisite service periods.

The following summary presents the information regarding the restricted stock and restricted stock units for the three years in the period ended December 31, 2015:

					Average
		Weighted	Average	Aggregate	Remaining	Unrecognized
		Average	Remaining	Intrinsic	Vesting	Compensation
	Shares	Grant Date	Contractual	Value	Period	Expense
	(000’s)	Fair Value	Term (Years)	(000’s)	(months)	(000’s)
Outstanding at January 1, 2013	2,166	$0.92
Granted	605	2.35
Restricted stock vested	(947)	0.75
Forfeited	(16)	1.09
Outstanding at December 31, 2013	1,808	1.48
Granted	477	3.64
Restricted stock vested	(862)	1.13
Forfeited	(19)	1.37
Outstanding at December 31, 2014	1,404	2.44
Granted	591	3.24
Restricted stock vested	(781)	2.03
Forfeited	(116)	3.45
Outstanding at December 31, 2015	1,098	$3.16	8.1	$4,090	5.3	$1,520
Restricted stock and restricted stock units vested at December 31, 2015	197	$2.86	N/A	$733	N/A	N/A

10.    INCOME TAXES

The provision for income taxes, relating to continuing operations, is composed of the following as of December 31, 2015, 2014, and 2013 (in millions):

	2015	2014	2013
Current:
U.S. Federal benefit	$(0.1)	$(0.1)	$—
State and local tax	0.1	0.1	0.1
Total current	—	—	0.1
Deferred:
U.S. Federal tax	(16.4)	—	—
State and local tax	(0.8)	—	—
Total deferred	(17.2)	—	—

Total income tax	$(17.2)	$—	$0.1

A reconciliation of income taxes based on the application of the statutory federal income tax rate to income taxes as set forth in the consolidated statements of income follows for the years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013
Federal statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in taxes resulting from:
State and local taxes	2.0	2.0	2.0
Contingency accrual adjustment	—	—	(1.2)
Nondeductible items	1.9	4.5	5.9
Other, net	(0.8)	(1.7)	3.8
Change in valuation allowance	(177.9)	(39.5)	(42.8)
Effective income tax rate	(139.8)%	0.3%	2.7%

At December 31, 2014, our valuation allowance on deferred tax assets was approximately $29.7 million. From 2008 through 2014, the Company maintained a full valuation allowance on its net deferred tax asset position. In each reporting period, we have assessed the available positive and negative evidence to estimate if sufficient future taxable income would be generated to utilize the existing deferred tax assets. Our history of operating losses limited the weight we applied to other subjective evidence such as our projections for future profitability. Before we changed our judgment on the need for a full valuation allowance, a sustained period of operating profitability was required.

In 2015, our operations were in a position of cumulative profits for the most recent periods. We concluded that as a result of (i) our cumulative profits, (ii) achieving full year profitability in 2013 and 2014, (iii) the issuance of the DEQ final record of decision on our formerly owned property in Montana and our subsequent completion of the final RAWP approved by DEQ, (iv) our 2015 business results, and (v) our projections of continued profitability for 2016 and beyond, that it is more likely than not that a significant portion of our deferred tax assets will be realized. Accordingly, in 2015, we released a significant portion of our valuation allowance on our net deferred tax assets, resulting in a $22.5 million benefit in our provision for income taxes.  The remaining valuation allowance as of December 31, 2015 is $7.2 million and relates primarily to certain state net operating loss carryforwards that are not more likely than not to be realized in future periods.

The income tax benefit from continuing operations for 2015 was $17.2 million on income before taxes of $12.2 million. The income tax benefit from discontinued operations 2015 was $1.9 million on a net loss before taxes of $5.3 million.  For 2014, no income tax expense was recorded on income of $5.8 million. In 2015, the difference between our effective tax rate and the U.S. statutory rate was primarily due to the release of a significant portion of the valuation allowance on our net deferred tax assets, as discussed above. In 2014, the difference between our effective tax rate and the U.S. statutory rate was primarily due to continuing to maintain a full valuation allowance against our net deferred tax assets.

In the periods after which our valuation allowance is released, we expect an increase in our effective tax rate as a result of recording tax expense on our earnings.  At December 31, 2015, the Company had gross deferred tax assets of $34.8 million and a valuation allowance $7.2 million, netting to deferred tax assets of $27.6 million.  The Company had deferred tax liabilities of $8.5 million at December 31, 2015.  After classifying $3.6 million of short-term deferred tax assets against short-term deferred tax liabilities, the Company had net current deferred tax liabilities of $4.9 million, as well as long-term deferred tax assets of $24.0 million at December 31, 2015 compared to $8.0 million in both net current deferred tax liabilities and net long-term deferred tax assets at December 31, 2014.

Deferred income taxes at December 31, 2015 and 2014 are comprised of the following (in millions):

	2015		2014
	Assets	Liabilities	Assets	Liabilities
Income tax loss carryforwards	$24.1	$—	$29.8	$—
Other accrued liabilities	3.5	—	2.6	—
Employee benefits related	2.5	—	2.1	—
Property, plant and equipment	1.4	—	1.4	—
Insurance related	1.2	—	1.0	—
Goodwill	0.7	—	0.9	—
Inventories	1.0	—	0.5	—
Accounts receivables	0.3	—	0.2	—
LIFO	—	8.0	—	8.5
Other	0.1	0.5	0.2	0.5
Gross deferred tax assets and liabilities	34.8	8.5	38.7	9.0
Valuation allowance	(7.2)	—	(29.7)	—
Total	$27.6	$8.5	$9.0	$9.0

The Company has both federal and state tax loss carryforwards reflected above. The Company’s federal tax loss carryforwards of approximately $53 million will begin to expire in 2029. The Company has substantially concluded all U.S. federal income tax matters for years through 2008. The state tax loss carryforwards have expiration dates from 2016 to 2034. The Company has no material uncertain tax positions at December 31, 2015.

11.    BASIC AND DILUTED NET INCOME PER SHARE

The Company calculates its basic income per share by dividing net income allocated to common shares outstanding by the weighted average number of common shares outstanding.  Unvested shares of restricted stock participate in dividends on the same basis as common shares. As a result, these share-based awards meet the definition of participating securities and the Company applies the two-class method to compute earnings per share. The two-class method is an earnings allocation formula that treats participating securities as having rights to earnings that would otherwise have been available to common stockholders. In periods in which the Company has net losses, the losses are not allocated to participating securities because the participating security holders are not obligated to share in such losses.  The following table presents the number of participating securities and earnings allocated to those securities for the years ended December 31, 2015, 2014 and 2013 (in millions):

	2015	2014	2013
Earnings allocated to participating shareholders	$1.2	$0.3	$0.2
Number of participating securities	1.0	1.3	1.7

The diluted earnings per share calculations include the effect of the assumed exercise using the treasury stock method for both stock options and unvested restricted stock units, except when the effect would be anti-dilutive.  The following table presents the number of common shares used in the calculation of net income per share from continuing operations for the periods ended December 31, 2015, 2014 and 2013 (in millions):

	2015	2014	2013
Weighted-average number of common shares-basic	24.1	23.5	22.8
Dilutive potential common shares	—	—	—
Weighted-average number of common shares-dilutive	24.1	23.5	22.8

The calculation of diluted earnings per common share for the years ended December 31, 2015, December 31, 2014 and December 31, 2013 excludes the impact of anti-dilutive stock options. The Company had 0.1 million stock options outstanding at December 31, 2015 which were all anti-dilutive.

12.    SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table provides selected consolidated financial information from continuing operations on a quarterly basis for each quarter of 2015 and 2014. The Company’s business is seasonal and particularly sensitive to weather conditions. Interim amounts are therefore subject to significant fluctuations (in millions, except per share data).

	First	Second	Third	Fourth	Full
	Quarter	Quarter	Quarter	Quarter	Year
2015
Net sales	$147.4	$175.1	$181.7	$155.4	$659.6
Gross margin	28.5	35.6	37.2	32.0	133.3
Operating expenses	27.9	30.0	30.8	30.5	119.2
Operating income	0.6	6.0	6.4	1.5	14.5
Net income from continuing operations	0.1	5.4	23.2	0.7	29.4
Net loss from discontinued operations	(0.1)	(0.3)	(2.7)	(0.3)	(3.4)

Net income (loss) per share—Diluted
Net income from continuing operations	$—	$0.21	$0.92	$0.03	$1.17
Net loss from discontinued operations	—	(0.01)	(0.11)	(0.01)	(0.14)
Net income	—	0.20	0.82	0.02	1.04

2014
Net sales	$135.3	$168.7	$174.5	$145.2	$623.7
Gross margin	26.5	33.5	33.9	28.7	122.6
Operating expenses	26.7	29.4	29.7	28.5	114.3
Operating income (loss)	(0.2)	4.1	4.2	0.2	8.3
Net income (loss) from continuing operations	(0.8)	3.4	3.6	(0.4)	5.8
Net loss from discontinued operations	(3.2)	(0.2)	(0.1)	(0.1)	(3.6)

Net income (loss) per share—Diluted
Net income (loss) from continuing operations	$(0.03)	$0.14	$0.14	$(0.02)	$0.23
Net loss from discontinued operations	(0.14)	(0.01)	—	—	(0.15)
Net income (loss)	(0.17)	0.13	0.14	(0.02)	0.09

13.    DISCONTINUED OPERATIONS

The discontinued operations of the Company had no sales in 2015, 2014 or 2013.  In 2015, loss from discontinued operations of $3.4 million was recorded. In 2014, loss from discontinued operations of $3.6 million was recorded. The losses were primarily related to changes in estimates associated with the future remediation and monitoring activities at the formerly owned property in Montana. In 2013, loss from discontinued operations of $0.4 million was recorded.  The loss in the three years is related to environmental and legal expenses related to the formerly owned property in Montana.

14.    RECENT ACCOUNTING STANDARDS OR UPDATES NOT YET EFFECTIVE

In April 2015, the Financial Accounting Standards Board ("FASB") issued accounting guidance, "Simplifying the Presentation of Debt Issuance Costs" which requires debt issuance costs related to a recognized debt liability to be presented in the statement of financial position as a direct deduction from the carrying amount of that debt. This standard is effective for fiscal years, and for interim periods within those fiscal years, beginning after Dec. 15, 2015, with early adoption permitted for financial statements not yet issued. The company is currently evaluating the impact this guidance will have on the consolidated financial statements and related disclosures.

In November 2015, the FASB issued accounting guidance, "Balance Sheet Classification of Deferred Taxes" which removes the requirement to separate deferred tax liabilities and assets into current and noncurrent amounts and instead requires all such amounts be classified as noncurrent on the Statement of Financial Position. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning after Dec. 15, 2016, with early adoption permitted, including adoption in an interim period, for financial periods not yet reported. The standard may be adopted on a prospective or retrospective basis. Monsanto is required to adopt the standard in the first quarter of fiscal year 2018. The company is currently evaluating the impact this guidance will have on the consolidated financial statements and related disclosures.

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A—CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures—The Company, under the supervision and with the participation of our Disclosure Committee and management, including our Chief Executive Officer and Interim Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures are effective as of December 31, 2015 in all material respects in (a) causing information required to be disclosed by us in reports that we file or submit under the Exchange Act to be recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (b) causing such information to be accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control Over Financial Reporting—The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal fourth quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B—OTHER INFORMATION

None

PART III

ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding executive officers and directors of Huttig is set forth in the Company’s definitive proxy statement for its 2016 Annual Meeting of Stockholders (the “2016 Proxy Statement”) under the captions “Executive Officers” and “Election of Directors,” respectively, and is incorporated herein by reference. Information regarding Section 16(a) beneficial ownership reporting compliance is set forth in the 2016 Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

The information regarding the Company’s “audit committee financial expert” and identification of the members of the Audit Committee of the Company’s Board of Directors is set forth in the 2016 Proxy Statement under the caption “Board Committees” and is incorporated herein by reference.

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

ITEM 11—EXECUTIVE COMPENSATION

The information required by Item 11 is set forth in the 2016 Proxy Statement under the captions “Board of Directors and Committees of the Board of Directors,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Report on Executive Compensation by the Management Organization and Compensation Committee of the Company” and is incorporated herein by reference.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except as set forth below, the information required by Item 12 is set forth in the 2016 Proxy Statement under the captions “Beneficial Ownership of Common Stock by Directors and Management” and “Principal Stockholders of the Company,” and is incorporated herein by reference.

Equity Compensation Plan Information

The following table presents information, as of December 31, 2015, for equity compensation plans under which the Company’s equity securities are authorized for issuance.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	62,250	$8.78	—
Equity compensation plans not approved by security holders	—	N/A	1,636,636

Total	62,250	$8.78	1,636,636

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is set forth in the 2016 Proxy Statement under the caption “Certain Relationships and Related Transactions and Director Independence,” and is incorporated herein by reference.

ITEM 14—PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is set forth in the 2016 Proxy Statement under the caption “Principal Accounting Firm Services and Fees,” and is incorporated herein by reference.

PART IV

ITEM 15—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

1. Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2015 and 2014

Consolidated Statements of Income for the years ended December 31, 2015, 2014 and 2013

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2015, 2014 and 2013

Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013

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

*10.1	Form of Indemnification Agreement for Executive Officers and Directors. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 4, 2005.)

*10.2	EVA Incentive Compensation Plan (as amended effective January 1, 2004). (Incorporated by reference to Exhibit 10.38 to the Company’s Form 10-K/A (Amendment No. 2) filed on October 17, 2005.)

*10.3

2005 Executive Incentive Compensation Plan, Fourth Amendment and Restatement Effective April27, 2015. (Incorporated by reference to Attachment B to the Definitive Proxy Statement filed on March 20, 2015.)

*10.4

2005 Nonemployee Directors’ Restricted Stock Plan, Third Amendment and Restatement Effective March 31, 2015. (Incorporated by reference to Attachment A to the Definitive Proxy Statement filed on March 20, 2015.)

*10.5

Form of Restricted Stock Agreement under 2005 Executive Incentive Compensation Plan as amended (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for quarter ended June 30, 2015.

*10.6

Form of Restricted Stock Agreement under the 2005 Nonemployee Directors’ Restricted Stock Plan, as amended (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.)

*10.7

Amended and Restated Executive Agreement between the Company and Jon P. Vrabely effective as of June 24, 2008. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

*10.8

Amendment No. 1 to Amended and Restated Executive Agreement between the Company and Jon P. Vrabely effective September 28, 2009. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.)

*10.9	Form of Letter Amendment to Change in Control Agreements. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.)

*10.10

Amendment No. 2 to Amended and Restated Executive Agreement between the Company and Jon P. Vrabely effective as of April 12, 2010. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.)

*10.11

Amendment No. 3 to Amended and Restated Executive Agreement between the Company and Jon P. Vrabely effective as of November 21, 2011. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.)

*10.12

Amendment No. 4 to Amended and Restated Executive Agreement between the Company and Jon P. Vrabely effective as of September 23, 2013. (Incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.)

*10.13

Amendment No. 5 to Amended and Restated Executive Agreement between the Company and Jon P. Vrabely effective as of June 2, 2014. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.)

10.14

Amended and Restated Revolving Credit Agreement dated as of September 3, 2010, among the Company, Huttig, Inc., General Electric Capital Corporation, as agent, co-syndication agent and lender and the other lenders signatory thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 10, 2010.)

10.15

First Amendment to Amended and Restated Revolving Credit Agreement dated as of October 31, 2011, by and among the Company, Huttig, Inc., General Electric Capital Corporation and Wells Fargo Capital Finance, LLC. (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.)

10.16

Second Amendment to Amended and Restated Credit Agreement dated as of December 21, 2012, by and among the Company, Huttig, Inc., General Electric Capital Corporation and the other lenders signatory thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 21, 2012.)

10.17

Third Amendment to Amended and Restated Credit Agreement dated as of May 28, 2014, by and among the Company, Huttig, Inc., General Electric Capital Corporation and the other lenders signatory thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 29, 2014.)

*10.18

Separation Agreement dated May 29, 2015, by and between Philip Keipp and the Company (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.)

21.1	Subsidiary

23.1	Consent of KPMG LLP, independent registered public accounting firm

31.1	Certification of President, Chief Executive Officer and Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of President, Chief Executive Officer and Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.

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

Date: February 26, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jon P. Vrabely	President, Chief Executive Officer, Interim Chief Financial	February 26, 2016
Jon P. Vrabely	Officer and Director (Principal Executive Officer, Principal Financial and Accounting Officer)

/s/ Delbert H. Tanner	Chairman of the Board	February 26, 2016
Delbert H. Tanner

/s/ Donald L. Glass	Director	February 26, 2016
Donald L. Glass

/s/ James F. Hibberd	Director	February 26, 2016
James H. Hibberd

/s/ Gina G. Hoagland	Director	February 26, 2016
Gina Hoagland

/s/ Patrick L. Larmon	Director	February 26, 2016
Patrick L. Larmon

/s/ J. Keith Matheney	Director	February 26, 2016
J. Keith Matheney