Form 10-Q
period 2016-03-31
HUTTIG BUILDING PRODUCTS INC
filed 2016-05-03
CIK 1093082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☒	(Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of Common Stock outstanding on March 31, 2016 was 25,143,005 shares.

PART 1 FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(In Millions, Except Per Share Data)

	Three Months Ended
	March 31,
	2016	2015
Net sales	$158.8	$147.4
Cost of sales	126.8	118.9
Gross margin	32.0	28.5
Operating expenses	28.9	27.9
Operating income	3.1	0.6
Interest expense, net	0.5	0.5
Income from continuing operations before income taxes	2.6	0.1
Income tax expense	1.1	—
Income from continuing operations	1.5	0.1
Loss from discontinued operations, net of taxes	(0.1)	(0.1)
Net income	$1.4	$0.0

Net income from continuing operations per share - basic and diluted	$0.06	$—
Net loss from discontinued operations per share - basic and diluted	$—	$—
Net income per share - basic and diluted	$0.06	$—

Weighted average shares outstanding:
Basic shares outstanding	24.4	23.9
Diluted shares outstanding	24.4	23.9

See notes to condensed consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(In Millions)

	March 31,	December 31,	March 31,
	2016	2015	2015
ASSETS
CURRENT ASSETS:
Cash and equivalents	$2.8	$0.3	$0.7
Trade accounts receivable, net	74.9	56.3	67.7
Net Inventories	74.5	64.3	81.7
Other current assets	7.4	7.3	6.7
Total current assets	159.6	128.2	156.8

PROPERTY, PLANT AND EQUIPMENT:
Land	4.3	4.3	4.3
Buildings and improvements	26.5	26.5	25.5
Machinery and equipment	37.9	37.3	36.0
Gross property, plant and equipment	68.7	68.1	65.8
Less accumulated depreciation	51.3	50.9	49.4
Property, plant and equipment, net	17.4	17.2	16.4

OTHER ASSETS:
Goodwill	6.3	6.3	6.3
Other	1.6	1.7	2.0
Deferred income taxes	23.7	24.0	8.0
Total other assets	31.6	32.0	16.3
TOTAL ASSETS	$208.6	$177.4	$189.5

See notes to condensed consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(In Millions, Except Share Data)

	March 31,	December 31,	March 31,
	2016	2015	2015
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$1.0	$1.2	$1.1
Trade accounts payable	60.9	43.6	60.3
Deferred income taxes	5.6	4.9	8.0
Accrued compensation	4.4	5.5	3.7
Other accrued liabilities	10.3	13.8	10.2
Total current liabilities	82.2	69.0	83.3
NON-CURRENT LIABILITIES:
Long-term debt, less current maturities	64.3	47.4	76.9
Other non-current liabilities	7.8	8.1	3.7
Total non-current liabilities	72.1	55.5	80.6

SHAREHOLDERS' EQUITY:
Preferred shares: $.01 par (5,000,000 shares authorized)	—	—	—
Common shares: $.01 par (50,000,000 shares authorized: 25,143,005; 24,977,208; and 24,868,951 shares issued at March 31, 2016,
December 31, 2015 and March 31, 2015, respectively)	0.3	0.2	0.2
Additional paid-in capital	41.5	41.6	40.3
Retained earnings (accumulated deficit)	12.5	11.1	(14.9)
Total shareholders' equity	54.3	52.9	25.6

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$208.6	$177.4	$189.5

See notes to condensed consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(In Millions)

	Three Months Ended
	March 31,
	2016	2015
Cash Flows From Operating Activities:
Net income	$1.4	$—
Adjustments to reconcile net income to net cash used in operating activities:
Net loss from discontinued operations	0.1	0.1
Depreciation and amortization	0.7	0.7
Non-cash interest expense	0.1	0.1
Stock-based compensation	0.4	0.4
Deferred Taxes	1.0	—
Changes in operating assets and liabilities:
Trade accounts receivable	(18.6)	(18.8)
Net Inventories	(10.2)	(14.3)
Trade accounts payable	17.3	20.9
Other	(5.0)	(2.4)
Total cash used in operating activities	(12.8)	(13.3)
Cash Flows From Investing Activities:
Capital expenditures	(0.6)	(0.2)
Total cash used in investing activities	(0.6)	(0.2)
Cash Flows From Financing Activities:
Borrowings of debt, net	16.3	14.3
Repurchase shares of common stock	(0.4)	(0.6)
Total cash provided by financing activities	15.9	13.7
Net increase in cash and equivalents	2.5	0.2
Cash and equivalents, beginning of period	0.3	0.5
Cash and equivalents, end of period	$2.8	$0.7

Supplemental Disclosure of Cash Flow Information:
Interest paid	$0.4	$0.4
Income taxes paid	0.2	0.1

See notes to condensed consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. BASIS OF PRESENTATION

The unaudited interim condensed consolidated financial statements of Huttig Building Products, Inc. and Subsidiary (the “Company” or “Huttig”) were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and reflect all adjustments (including normal recurring accruals) which, in the opinion of management, are considered necessary for the fair presentation of the results for the periods presented. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

The condensed consolidated results of operations and resulting cash flows for the interim periods presented are not necessarily indicative of the results that might be expected for the full year. Due to the seasonal nature of Huttig’s business, operating profitability is usually lower in the Company’s first and fourth quarters than in the second and third quarters.

2. NEW ACCOUNTING STANDARDS

In March 2016, the Financial Accounting Standards Board ("FASB") issued accounting guidance, "Improvements to Employee Share-Based Payment Accounting", which will simplify the income tax consequences, accounting for forfeitures and classification on the Statements of Consolidated Cash Flows. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, with early adoption permitted. Huttig is required to adopt the standard in the first quarter of 2017. The Company is currently evaluating the impact this guidance will have on the consolidated financial statements and related disclosures.

In February 2016, the FASB issued accounting guidance, "Leases", which will supersede the existing lease guidance and will require all leases with a term greater than 12 months to be recognized in the statements of financial position and eliminate current real estate-specific lease guidance, while maintaining substantially similar classification criteria for distinguishing between finance leases and operating leases. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. This standard will be adopted on a modified retrospective basis. Huttig is required to adopt the standard in the first quarter of 2019. The Company is currently evaluating the impact this guidance will have on the consolidated financial statements and related disclosures.

In November 2015, the FASB issued accounting guidance, "Balance Sheet Classification of Deferred Taxes", which removes the requirement to separate deferred tax liabilities and assets into current and noncurrent amounts and instead requires all such amounts be classified as noncurrent on the Statement of Financial Position. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, with early adoption permitted, including adoption in an interim period, for financial periods not yet reported. The standard may be adopted on a prospective or retrospective basis. Huttig is required to adopt the standard in the first quarter of 2017. The Company is currently evaluating the impact this guidance will have on the consolidated financial statements and related disclosures.

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

4. DEBT

Debt consisted of the following (in millions):

	March 31,	December 31,	March 31,
	2016	2015	2015
Revolving credit facility	$62.9	$46.1	$75.5
Other obligations	2.4	2.5	2.5
Total debt	65.3	48.6	78.0
Less current portion	1.0	1.2	1.1
Long-term debt	$64.3	$47.4	$76.9

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

At March 31, 2016, under the credit facility, the Company had revolving credit borrowings of $62.9 million outstanding at a weighted average interest rate of 1.96% per annum, letters of credit outstanding totaling $3.0 million, primarily for health and workers’ compensation insurance and $79.8 million of excess committed borrowing capacity.  The Company pays an unused commitment fee of 0.25% per annum. In addition, the Company had $2.4 million of capital lease and other obligations outstanding at March 31, 2016.

The sole financial covenant in the credit facility is the fixed charge coverage ratio (“FCCR”) of 1.05:1.00 which must be tested by the Company if the excess committed borrowing availability falls below an amount in a range between $12.5 million to $20.0 million, which amounts depend on the Company’s borrowing base, and must also be tested on a pro forma basis prior to consummation of certain significant transactions outside the ordinary course of the Company’s business, as defined in the credit agreement.

The Company believes that cash generated from its operations and funds available under the credit facility will provide sufficient funds to meet the operating needs of the Company for at least the next twelve months.  However, if the Company’s availability falls below the required threshold and the Company does not meet the minimum FCCR, its lenders would have the right to terminate the loan commitments and accelerate the repayment of the entire amount outstanding under the credit facility. The lenders could also foreclose on the Company’s assets that secure the credit facility. If the credit facility is terminated, the Company would be forced to seek alternative sources of financing, which may not be available on terms acceptable to it, or at all.

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

As described in Note 7 — “Commitments and Contingencies” to the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015,  the Company was previously identified as a potentially responsible party in connection with the cleanup of contamination at a formerly owned property in Montana. On February 18, 2015, the Montana Department of Environmental Quality (the “DEQ”) issued an amendment to the unilateral administrative order of the DEQ outlining the final remediation of the property in its Record of Decision (the “ROD”).  Under the ROD, the DEQ estimated the remediation costs of the property to be $8.3 million.

The Company submitted a comprehensive final remedial action work plan (the “RAWP”) in September 2015 that was approved by the DEQ.  During the process of finalizing the RAWP in the third quarter of 2015 the Company considered a multitude of factors including, but not limited to, consultation with third party experts, the evaluation of remedial action alternatives, and discussions with DEQ.  The culmination of the information, data, and risk analysis resulted in excluding certain potential cost savings remedial action alternatives from the final RAWP that had been previously proposed for inclusion in the RAWP.  Eliminating these potential cost savings remedial action alternatives from the final RAWP caused the Company to reassess the total estimated remediation costs of the project.    The Company estimates the total cost of implementing the RAWP to be $7.9 million at March 31, 2016 down from the $8.0 million estimate as of December 31, 2015. The Company is currently implementing the RAWP and has received approval for certain specific work plans required prior to commencing field work at the site.  The Company anticipates field work will commence in the second quarter of 2016 subject to DEQ oversight and approval.

As of March 31, 2016, the Company believes the accrual represents a reasonable best estimate of the total remaining remediation costs, based on facts, circumstances, and information currently available to Huttig.  However, there are currently unknown variables relating to the actual levels of contaminants and amounts of soil that will ultimately require treatment or removal and as part of the remediation process, additional soil and groundwater sampling, and bench and pilot testing is required to ensure the remediation will achieve the projected outcome required by the DEQ.  Potential indemnification or other claims we may be able to assert against third parties and possible insurance coverage have also been considered but any potential recoveries have not been recognized at this time. The ultimate final amount of remediation costs and expenditures are difficult to estimate with certainty and as a result, the amount of actual costs and expenses ultimately incurred by Huttig with respect to this property could be lower than, or exceed the amount accrued as of  March 31, 2016 by a material amount and could have a material adverse effect on our liquidity, financial condition or operating results of any fiscal quarter or year in which estimated costs or additional expenses are, or are not incurred.

On June 29, 2015, certain private plaintiffs owning properties adjacent to the Montana site sued the Company, Crane Co., and other defendants in the Montana Fourth Judicial District Court seeking remediation of the property in excess of what is contemplated by the ROD and other damages. In October 2015, the lawsuit was amended to include additional plaintiffs and was formally served.  Crane Co. asserted its right of indemnification under the Distribution Agreement between the Company and Crane Co. dated December 6, 1999.  The Company continues to defend the lawsuit vigorously.

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

6. EARNINGS PER SHARE

The Company calculates its basic income per share by dividing net income allocated to common shares outstanding by the weighted average number of common shares outstanding.  Although we don’t currently pay dividends, holders of unvested shares of restricted stock have a right to participate in dividends on the same basis as common shares. As a result, these share-based awards meet the definition of participating securities and the Company applies the two-class method to compute earnings per share. The two-class method is an earnings allocation formula that treats participating securities as having rights to earnings that would otherwise have been available to common stockholders. In periods in which the Company has net losses, the losses are not allocated to participating securities because the participating security holders are not obligated to share in such losses.  The following table presents the number of participating securities and earnings allocated to those securities (in millions).

	Three Months Ended
	March 31,
	2016	2015
Earnings allocated to participating shareholders	$—	$—
Number of participating securities	0.8	1.1

The diluted earnings per share calculations include the effect of the assumed exercise using the treasury stock method for both stock options and unvested restricted stock units, except when the effect would be anti-dilutive.  The following table presents the number of common shares used in the calculation of net income per share from continuing operations (in millions).

	Three Months Ended
	March 31,
	2016	2015
Weighted-average number of common shares-basic	24.4	23.9
Dilutive potential common shares	—	—
Weighted-average number of common shares-dilutive	24.4	23.9

7. INCOME TAXES

The Company’s effective tax rate for continuing operations was 42% and 0% in the quarter ended March 31, 2016 and 2015, respectively. The 2016 tax rate was negatively impacted by expiration of stock options and non-deductible permanent items. Prior to September 30, 2015, the Company recognized no income tax expense or benefit as it had 100% valuation allowance on all of its net deferred tax assets. As of March 31, 2016, the Company has $7.2 million valuation allowance primarily relating to certain state net operating loss carryforwards that are not likely to be realized in future periods.

8. STOCK-BASED EMPLOYEE COMPENSATION

The Company recognized $0.4 million in non-cash stock-based compensation expense in each of the three-month periods ended March 31, 2016 and March 31, 2015, respectively.  During the first three months of 2016, the Company granted an aggregate of 307,036 shares of restricted stock at a fair market value of $3.331 per share under its 2005 Executive Incentive Compensation Plan, as amended and restated. The restricted shares vest in three equal installments on the first, second and third anniversaries of the grant date.  The unearned compensation expense is being amortized into expense on a straight-line basis over the requisite service period for the entire award. As of March 31, 2016 and 2015, the total compensation expense not yet recognized related to all outstanding restricted stock/unit awards was $2.2 million and $2.9 million, respectively.

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

The following table sets forth our sales by product classification as a percentage of total sales:

	Three Months Ended
	March 31,
	2016	2015
Millwork(1)	51%	48%
Building Products(2)	39%	40%
Wood Products(3)	10%	12%
Total Net Product Sales	100%	100%

(1)	Millwork generally includes exterior and interior doors, pre-hung door units, windows, mouldings, frames, stair parts and columns.
(2)	Building products generally include composite decking, connectors, fasteners, housewrap, siding, roofing products, insulation and other miscellaneous building products.
(3)	Wood products generally include engineered wood products and other wood products, such as lumber and panels.

Industry Conditions

New housing activity in the United States has shown modest improvement each year since 2009.  However, 2016 activity is still below the historical average of 1.4 million total housing starts from 1959 to 2015 based on statistics tracked by the United States Census Bureau. Total housing starts were approximately 1.1 million in 2015. Through March 31, 2016, based on the most recent data provided by the United States Census Bureau, total new housing starts were approximately 15% above 2015 levels for the corresponding three-month period.

Various factors historically have caused our results of operations to fluctuate from period to period. These factors include levels of residential construction, the mix of single family and multi-family starts as a percent of the total residential construction, home improvement and remodeling activity, weather, prices of commodity wood and steel products, interest rates, competitive pressures, availability of credit and other local, regional and national economic conditions. Many of these factors are cyclical or seasonal in nature. We anticipate that further fluctuations in operating results from period to period will continue in the future. Our results in the first and fourth quarter of each year are generally adversely affected by winter weather patterns in the Midwest, Northeast and Northwest, which typically result in seasonal decreases in levels of construction activity in these areas. As much of our overhead and expenses remain relatively fixed throughout the year, our operating profits tend to be lower during the first and fourth quarters.

We believe we have the product offerings, distribution channels, personnel, systems infrastructure and financial and competitive resources necessary for continued operations. Our future revenues, costs and profitability, however, are all likely to be influenced by a number of risks and uncertainties, including those discussed under the “Cautionary Statement” below.

Critical Accounting Policies

We prepare our condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles, which require management to make estimates and assumptions. Management bases these estimates and assumptions on historical results and known trends as well as management forecasts. Actual results could differ from these estimates and assumptions and these differences may be material. For a discussion of our significant accounting policies and estimates, see our Annual Report on Form 10-K for the year ended December 31, 2015 in Part II, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies.” During the three months ended March 31, 2016, there were no material changes to the critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Results of Operations

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Net sales were $158.8 million in 2016, which was $11.4 million, or 7.7%, higher than in 2015.  The increase was primarily due to higher levels of construction activity and the addition of a new product line.

Sales increased in the millwork and building products category but declined in the wood products category in 2016 compared to 2015.  Millwork sales increased 12% in 2016 to $80.2 million. Building products sales increased 6% in 2016 to $62.2 million.  Wood product sales decreased 2% in 2016 to $16.4 million primarily due to pricing volatility, lower levels of project shipments, and a decreased focus on lower margin products.

Gross margin increased 12% to $32.0 million in 2016 compared to $28.5 million in 2015.  As a percentage of sales, gross margin increased to 20.2% in 2016 from 19.3% in 2015.  The increase in gross margin percentage was primarily due to our operational initiatives as well as improved product mix as we continue to expand our value-add capabilities to service the repair/remodel construction segment.

Operating expenses increased $1.0 million to $28.9 million in 2016, compared to $27.9 million in 2015.  The increase was primarily due to higher personnel costs as a result of hiring additional personnel and expenses attributable to higher variable costs associated with increased sales.  The increase in personnel costs was partially offset by a decrease in fuel expense due to lower fuel costs.  As a percentage of sales, operating expenses were 18.2% in 2016 and 18.9% in 2015.

Net interest expense was $0.5 million in both 2016 and 2015.

Income tax expense of $1.1 million was recognized for the quarter ended March 31, 2016 as we believe it is more likely than not that we will utilize federal and certain state tax net operating loss carryforwards in the future, as compared to the prior quarter when a full valuation allowance was applicable and no income tax expense was recognized for the quarter ended March 31, 2015.

As a result of the foregoing factors, we reported income from continuing operations of $1.5 million in the first quarter of 2016 compared to $0.1 million in the first quarter of 2015.

Discontinued Operations

We recorded a $0.1 million after-tax loss from discontinued operations in the first three months of both 2016 and 2015.  The loss in both periods was due to environmental and related legal expenses.  See further discussion under “Contingencies” below.

Liquidity and Capital Resources

We depend on cash flow from operations and funds available under our credit facility to finance our operations, including seasonal working capital needs, capital expenditures and other capital needs. Our working capital requirements are generally greatest in the second and third quarters, which reflect the seasonal nature of our business. The second and third quarters are also typically our strongest operating quarters, largely due to more favorable weather throughout many of our markets compared to the first and fourth quarters. We typically generate cash from working capital reductions in the fourth quarter of the year and typically use cash as we build working capital during the first quarter in preparation for our second and third quarters. We also maintain significant inventories to meet the rapid delivery requirements of our customers and to enable us to obtain favorable pricing, delivery and service terms with our suppliers. Accounts receivable also typically increase during peak periods commensurate with the sales increase.  At March 31, 2016 and March 31, 2015, inventories and accounts receivable constituted approximately 72% and 79% of our total assets, respectively.  We closely monitor operating expenses and inventory levels during seasonally affected periods and, to the extent possible, manage variable operating costs to minimize seasonal effects on our profitability.

Operations.  Cash used in operating activities decreased by $0.5 million to $12.8 million in the first three months of 2016, compared to $13.3 million in the first three months of 2015.  In the first three months of 2016, we recorded net income of $1.4 million compared to no profit or loss in the corresponding period in 2015. Accounts receivable increased by $18.6 million during the first three months of 2016, compared to an increase of $18.8 million in the year-ago comparable period. The increase in accounts receivable over the first three months of the year was commensurate with sales activity including the seasonality of our sales.  Days’ sales outstanding increased to 43.0 days at March 31, 2016 as compared to 41.9 days at March 31, 2015 based on annualized first quarter sales and quarter-end accounts receivable balances for the respective periods. Inventory increased by $10.2 million in the first three months of 2016 compared to an increase of $14.3 million in the corresponding period of 2015. The increase in inventories over the first three months of the year represented normal seasonality and participation in certain early buy programs coupled with anticipated increased sales activity in 2016 as compared to 2015.  Our inventory turns increased to 7.3 turns in 2016 from 6.4 turns in 2015 based on annualized first quarter cost of goods sold and average inventory balances for the respective quarters. Accounts payable increased by $17.3 million in the first three months of 2016, compared to a $20.9 million increase in the corresponding year-ago period. The increase was primarily a result of our inventory build for the respective periods.  Days’ payable outstanding decreased to 43.8 days at  March 31, 2016 from 46.3 days at March 31, 2015 based on annualized first quarter costs of goods sold and quarter-end accounts payable balances for the respective periods.

Investing.  In the first three months of 2016, net cash used in investing activities was $0.6 million, which compares to $0.2 million for the corresponding period in 2015.  The Company invested $0.6 million in machinery and equipment at various locations in the first three months of 2016, compared to $0.2 million for the corresponding period in 2015.

Financing.  Cash provided from financing activities of $15.9 million in 2016 reflected net borrowings of $16.3 million offset by the Company’s repurchase of 0.1 million shares of its common stock for $0.4 million.  Cash provided from financing activities of $13.7 million in the first three months of 2015 reflected net borrowings of $14.3 million offset by the Company’s repurchase of 0.2 million shares of its common stock for $0.6 million.  The shares repurchased in both periods were retired.

Credit Agreement. See Note 4 – “Debt” of the Notes to Condensed Consolidated Financial Statements (unaudited) in Item 1 for information on our credit agreement.

Off-Balance Sheet Arrangements

In addition to funds available from operating cash flows and the credit facility as described above, we use operating leases as a principal off-balance sheet financing technique. Operating leases are employed as an alternative to purchasing certain property, plant and equipment. For a discussion of our off-balance sheet arrangements, see our Annual Report on Form 10-K for the year ended December 31, 2015 in Part II, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Commitments and Contingencies.” During the three months ended March 31, 2016, there were no material changes to our off-balance sheet arrangements discussed in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

See Note 5 – “Contingencies” of the Notes to Condensed Consolidated Financial Statements (unaudited) in Item 1 for information on certain legal proceedings in which the Company is involved.

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

There are a number of factors, some of which are beyond our control that could cause our actual results to differ materially from those expressed or implied in the forward-looking statements. These factors include, but are not limited to: the strength of construction, home improvement and remodeling markets and the recovery of the homebuilding industry to levels consistent with the historical average of total housing starts; the cyclical nature of our industry; the cost of environmental compliance, including remediation of the Missoula site in accordance with regulatory requirements and cost estimates and actual expenses we may incur to resolve proceedings we are involved in arising out of the Missoula site; any limitations on our ability to utilize our deferred tax assets to reduce future tax liabilities; our ability to comply with, and the restrictive effect of, the financial covenant applicable under our credit facility; the loss of a significant customer; deterioration of our customers’ creditworthiness or our inability to forecast such deteriorations; commodity prices; termination of key supplier relationships; competition with existing or new industry participants; goodwill impairment;  the seasonality of our operations; significant uninsured claims; federal and state transportation regulations; fuel cost increases; our failure to attract and retain key personnel; deterioration in our relationship with our unionized employees, including work stoppages or other disputes; funding requirements for multi-employer pension plans for our unionized employees; product liability claims and other legal proceedings; the integration of any business we acquire; and those set forth under Item 1A-“Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. These factors may not constitute all factors that could cause actual results to differ from those discussed in any forward-looking statement. Accordingly, forward-looking statements should not be relied upon as a predictor of actual results.

ITEM 4 — CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures – As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company, under the supervision and with the participation of our Disclosure Committee and management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of March 31, 2016.

Changes in Internal Control of Financial Reporting – There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

See Note 5 – Contingencies of the Notes to Condensed Consolidated Financial Statements (unaudited) in Item 1 for information on legal proceedings in which the Company is involved.  See also Part I, Item 3-“Legal Proceedings” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 6 — EXHIBITS

The exhibits filed as part of this Report on Form 10-Q are listed in the Exhibit Index immediately preceding the exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUTTIG BUILDING PRODUCTS, INC.

/s/ Jon P. Vrabely
Date: May 3, 2016
Jon P. Vrabely
President and Chief Executive Officer
(Principal Executive Officer)

HUTTIG BUILDING PRODUCTS, INC.

/s/ Oscar A. Martinez
Date: May 3, 2016
Oscar A. Martinez
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

*10.1

Amended and Restated Employment Agreement dated March 16, 2016 between the Company and Jon P. Vrabely (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on March 18, 2016.)

*10.2	Form of Change in Control Agreement.

*10.3	Form of Restricted Stock Award Agreement for Jon P. Vrabely.

*10.4	Form of Cash Long Term Incentive Plan Award Agreement for Jon P. Vrabely.

10.5	Fourth Amendment to the Amended and Restated Credit Agreement dated March 21, 2016 by and among the Company, Huttig, Inc., Wells Fargo Capital Finance, LLC and the other parties signatory thereto.

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

10l.SCH	XBRL Taxonomy Extension Scheme Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*Management contract or compensatory plan or arrangement.