Form 10-Q
period 2016-06-30
HUTTIG BUILDING PRODUCTS INC
filed 2016-08-02
CIK 1093082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

The number of shares of Common Stock outstanding on June 30, 2016 was 25,466,252 shares.

PART 1 FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(In Millions, Except Per Share Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net sales	$197.9	$175.1	$356.7	$322.5
Cost of sales	155.7	139.5	282.5	258.4
Gross margin	42.2	35.6	74.2	64.1
Operating expenses	32.2	30.0	61.1	57.9
Gain on disposal of assets	—	(0.4)	—	(0.4)
Operating income	10.0	6.0	13.1	6.6
Interest expense, net	0.6	0.6	1.1	1.1
Income from continuing operations before income taxes	9.4	5.4	12.0	5.5
Income tax expense	3.5	—	4.6	—
Income from continuing operations	5.9	5.4	7.4	5.5
Income (loss) from discontinued operations, net of taxes	4.5	(0.3)	4.4	(0.4)
Net income	$10.4	$5.1	$11.8	$5.1

Income from continuing operations per share - basic and diluted	$0.23	$0.21	$0.29	$0.22
Income (loss) from discontinued operations per share - basic and diluted	$0.18	$(0.01)	$0.17	$(0.02)
Net income per share - basic and diluted	$0.41	$0.20	$0.47	$0.20

Weighted average shares outstanding:
Basic and diluted shares outstanding	24.5	24.1	24.5	24.0

See notes to condensed consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(In Millions)

	June 30,	December 31,	June 30,
	2016	2015	2015
ASSETS
CURRENT ASSETS:
Cash and equivalents	$0.8	$0.3	$2.5
Trade accounts receivable, net	82.8	56.3	72.0
Net Inventories	78.4	64.3	76.2
Other current assets	7.8	7.3	6.8
Total current assets	169.8	128.2	157.5

PROPERTY, PLANT AND EQUIPMENT:
Land	5.0	4.3	4.3
Buildings and improvements	29.2	26.5	25.9
Machinery and equipment	39.7	37.3	36.4
Gross property, plant and equipment	73.9	68.1	66.6
Less accumulated depreciation	52.0	50.9	49.9
Property, plant and equipment, net	21.9	17.2	16.7

OTHER ASSETS:
Goodwill	9.5	6.3	6.3
Other	8.1	1.7	2.0
Deferred income taxes	17.5	24.0	7.8
Total other assets	35.1	32.0	16.1
TOTAL ASSETS	$226.8	$177.4	$190.3

See notes to condensed consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(In Millions, Except Share Data)

	June 30,	December 31,	June 30,
	2016	2015	2015
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$0.8	$1.2	$0.8
Trade accounts payable	56.2	43.6	53.7
Deferred income taxes	5.3	4.9	7.8
Accrued compensation	5.1	5.5	3.8
Other accrued liabilities	11.5	13.8	11.9
Total current liabilities	78.9	69.0	78.0
NON-CURRENT LIABILITIES:
Long-term debt, less current maturities	75.2	47.4	77.5
Other non-current liabilities	7.7	8.1	3.8
Total non-current liabilities	82.9	55.5	81.3

SHAREHOLDERS' EQUITY:
Preferred shares: $.01 par (5,000,000 shares authorized)	—	—	—
Common shares: $.01 par (50,000,000 shares authorized: 25,466,252; 24,977,208; and 24,885,265 shares issued at June 30, 2016, December 31, 2015 and June 30, 2015, respectively)	0.3	0.2	0.2
Additional paid-in capital	41.8	41.6	40.6
Retained earnings (accumulated deficit)	22.9	11.1	(9.8)
Total shareholders' equity	65.0	52.9	31.0

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$226.8	$177.4	$190.3

See notes to condensed consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(In Millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Cash Flows From Operating Activities:
Net income	$10.4	$5.1	$11.8	$5.1
Adjustments to reconcile net income to net cash used in operating activities:
(Income) loss from discontinued operations	(4.5)	0.3	(4.4)	0.4
Depreciation and amortization	1.1	0.8	1.8	1.5
Non-cash interest expense	0.1	0.1	0.2	0.2
Stock-based compensation	0.4	0.4	0.8	0.8
Deferred taxes	5.9	—	6.9	—
Gain on disposal of assets	—	(0.4)	—	(0.4)
Changes in operating assets and liabilities:
Trade accounts receivable	(6.4)	(4.7)	(25.0)	(23.5)
Net inventories	(1.8)	3.9	(12.0)	(10.4)
Trade accounts payable	(5.6)	(6.6)	11.7	14.3
Other	1.3	1.5	(3.6)	(0.8)
Cash provided by (used in) continuing operating activities	0.9	0.4	(11.8)	(12.8)
Cash provided by (used in) discontinued operating activities	4.5	(0.3)	4.4	(0.4)
Total cash provided by (used in) operating activities	5.4	0.1	(7.4)	(13.2)
Cash Flows From Investing Activities:
Capital expenditures	(0.6)	(0.7)	(1.2)	(0.9)
Acquisition	(17.3)	—	(17.3)	—
Proceeds from disposition of capital assets	—	2.4	—	2.4
Total cash (used in) provided by investing activities	(17.9)	1.7	(18.5)	1.5
Cash Flows From Financing Activities:
Borrowings of debt, net	10.5	—	26.8	14.3
Repurchase shares of common stock	—	—	(0.4)	(0.6)
Total cash provided by financing activities	10.5	—	26.4	13.7
Net (decrease) increase in cash and equivalents	(2.0)	1.8	0.5	2.0
Cash and equivalents, beginning of period	2.8	0.7	0.3	0.5
Cash and equivalents, end of period	$0.8	$2.5	$0.8	$2.5

Supplemental Disclosure of Cash Flow Information:
Interest paid	$0.5	$0.5	$0.9	$0.9
Income taxes paid	0.2	—	0.4	0.1

See notes to condensed consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. BASIS OF PRESENTATION

The unaudited interim condensed consolidated financial statements of Huttig Building Products, Inc. and its subsidiary (the “Company” or “Huttig”) were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and reflect all adjustments (including normal recurring accruals) which, in the opinion of management, are considered necessary for the fair presentation of the results for the periods presented. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

4. DEBT

Debt consisted of the following (in millions):

	June 30,	December 31,	June 30,
	2016	2015	2015
Revolving credit facility	$73.8	$46.1	$75.9
Other obligations	2.2	2.5	2.4
Total debt	76.0	48.6	78.3
Less current portion	0.8	1.2	0.8
Long-term debt	$75.2	$47.4	$77.5

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

At June 30, 2016, under the credit facility, the Company had revolving credit borrowings of $73.8 million outstanding at a weighted average interest rate of 2.0% per annum, letters of credit outstanding totaling $3.0 million, primarily for health and workers’ compensation insurance and $73.9 million of excess committed borrowing capacity.  The Company pays an unused commitment fee of 0.25% per annum. In addition, the Company had $2.2 million of capital lease and other obligations outstanding at June 30, 2016.

The sole financial covenant in the credit facility is the fixed charge coverage ratio (“FCCR”) of 1.05:1.00, which must be tested by the Company if the excess committed borrowing availability falls below an amount in a range between $12.5 million to $20.0 million, which amounts depend on the Company’s borrowing base, and must also be tested on a pro forma basis prior to consummation of certain significant transactions outside the ordinary course of the Company’s business, as defined in the credit agreement.

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

The Company submitted a comprehensive final remedial action work plan (the “RAWP”) in September 2015 that was approved by the DEQ.  The Company is currently implementing the RAWP and has commenced field work at the Montana site subject to DEQ oversight and approval. At June 30, 2016, the Company estimates the total remaining cost to implement the RAWP to be $7.7 million, as compared to $8.0 million at December 31, 2015. The Company has begun to implement the work plan and pay for the associated remediation costs.

As of June 30, 2016, the Company believes the accrual represents a reasonable best estimate of the total remaining remediation costs, based on facts, circumstances, and information currently available to Huttig.  However, there are currently unknown variables relating to the actual levels of contaminants and amounts of soil that will ultimately require treatment or removal and as part of the remediation process, additional soil and groundwater sampling, and bench and pilot testing is required to ensure the remediation will achieve the projected outcome required by the DEQ.  The ultimate final amount of remediation costs and expenditures are difficult to estimate with certainty and as a result, the amount of actual costs and expenses ultimately incurred by Huttig with respect to this property could be lower than, or exceed the amount accrued as of  June 30, 2016 by a material amount and could have a material adverse effect on our liquidity, financial condition or operating results of any fiscal quarter or year in which estimated costs or additional expenses are, or are not incurred.

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

In December 2014, the Company filed a declaratory action in the United States District Court for the Eastern District of Missouri against certain liability insurers seeking, inter alia, defense and indemnification for the costs of implementing the final remediation activities associated with the Montana property and defense and indemnification costs associated with the related lawsuit described above.  The Company entered into settlement agreements with certain of the insurers as well as with Crane Co. and all claims against the insurers were dismissed as of July 2016, and Huttig agreed to release Crane Co. of any claims related to the Distribution Agreement, including its rights under Crane Co.’s insurance policies.

In addition to the Montana site, some of the Company’s current and former distribution centers are located in areas of current or former industrial activity where environmental contamination may have occurred, and for which the Company, among others, could be held responsible. The Company currently believes that there are no material environmental liabilities at any of its distribution center locations.

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

6. EARNINGS PER SHARE

The Company calculates its basic income per share by dividing net income allocated to common shares outstanding by the weighted average number of common shares outstanding.  Although the Company does not currently pay dividends, holders of unvested shares of restricted stock have a right to participate in dividends on the same basis as common shares. As a result, these share-based awards meet the definition of participating securities and the Company applies the two-class method to compute earnings per share. The two-class method is an earnings allocation formula that treats participating securities as having rights to earnings that would otherwise have been available to common stockholders. In periods in which the Company has net losses, the losses are not allocated to participating securities because the participating security holders are not obligated to share in such losses.  The following table presents the number of participating securities and earnings allocated to those securities (in millions).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Earnings allocated to participating shareholders	$0.4	$0.2	$0.4	$0.2
Number of participating securities	1.0	1.0	0.9	1.1

The diluted earnings per share calculations include the effect of the assumed exercise using the treasury stock method for both stock options and unvested restricted stock units, except when the effect would be anti-dilutive.  The following table presents the number of common shares used in the calculation of net income per share from continuing operations (in millions).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Weighted-average number of common shares-basic	24.5	24.1	24.5	24.0
Dilutive potential common shares	—	—	—	—
Weighted-average number of common shares-dilutive	24.5	24.1	24.5	24.0

7. INCOME TAXES

The Company’s effective tax rate for continuing operations was 38.3% and 0% in the six months ended June 30, 2016 and 2015, respectively. Prior to September 30, 2015, the Company recognized no income tax expense or benefit as it had 100% valuation allowance on all of its net deferred tax assets. As of June 30, 2016, the Company has $7.2 million valuation allowance primarily relating to certain state net operating loss carryforwards that are not likely to be realized in future periods.

8. STOCK-BASED EMPLOYEE COMPENSATION

The Company recognized $0.8 million in non-cash stock-based compensation expense in each of the six-month periods ended June 30, 2016 and June 30, 2015, respectively.  During the first six months of 2016, the Company granted an aggregate of 583,882 shares of restricted stock at a fair market value of $3.518 per share under its 2005 Executive Incentive Compensation Plan, as amended and restated. The restricted shares vest in three equal installments on the first, second and third anniversaries of the grant date.  During the first six months of 2016, the Company granted 53,274 shares of restricted stock under its Non-Employee Directors’ Restricted Stock Plan, as amended, at an average fair market value of $4.505 per share.  The directors’ restricted shares vest on the date of the 2017 Annual Meeting.  The unearned compensation expense is being amortized into expense on a straight-line basis over the requisite service period for the entire award. As of June 30, 2016 and 2015, the total compensation expense not yet recognized related to all outstanding restricted stock/unit awards was $3.0 million and $2.6 million, respectively.

9. RIGHTS AGREEMENT

On May 18, 2016, the Board of Directors (the “Board”) of the Company entered into a rights agreement (the “Rights Agreement”) with Computershare Trust Company, N.A. and declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of common stock, $0.01 par value per share (“Common Shares”), of the Company.  The dividend was payable upon the close of business on May 31, 2016 to the stockholders of record upon the close of business on that date.  The Board adopted the Rights Agreement to protect stockholder value by attempting to diminish the risk that the Company’s ability to use its net operating losses (“NOLs”) to reduce potential future federal income tax obligations may become substantially limited.

Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $0.01 per share (“Preferred Shares”), of the Company at a price of $13.86 per one one-hundredth of a Preferred Share, subject to adjustment.  As a result of the Rights Agreement, any person or group that acquires beneficial ownership of 4.99% or more of the Company’s common stock without the approval of the Board would be subject to significant dilution in the ownership interest of that person or group.

In connection with the entry into the Rights Agreement, on May 18, 2016, the Company filed with the Secretary of State of the State of Delaware an Amended and Restated Certificate of Designation of Series A Junior Participating Preferred Stock to create the Preferred Shares.

10. ACQUISITION

During the quarter the Company purchased the assets of a distributor and door fabricator in the Mid-Atlantic region. All transaction costs incurred as part of this acquisition were expensed. The Company preliminarily recorded goodwill of $3.2 million and intangibles of $6.7 million.

11. DISCONTINUED OPERATIONS

The Company recorded $4.4 million after-tax income from discontinued operations in the first six months of 2016 primarily as a result of payments received from settlement agreements with insurers, as well as with Crane Co., in connection with the declaratory action filed in the United States District court for the Eastern District of Missouri. The Company recorded a loss of $0.4 million in the first six months of 2015 due to environmental and related legal expenses.

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

The following table sets forth our sales by product classification as a percentage of total sales:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Millwork(1)	49%	47%	50%	48%
Building Products(2)	41%	42%	40%	41%
Wood Products(3)	10%	11%	10%	11%
Total Net Product Sales	100%	100%	100%	100%

(1)	Millwork generally includes exterior and interior doors, pre-hung door units, windows, mouldings, frames, stair parts and columns.
(2)	Building products generally include composite decking, connectors, fasteners, housewrap, siding, roofing products, insulation and other miscellaneous building products.
(3)	Wood products generally include engineered wood products and other wood products, such as lumber and panels.

Recent Developments

As previously disclosed, on May 18, 2016, the Company’s Board of Directors issued one preferred share purchase right (a “Right”) for each share of our common stock issued and outstanding as of the close of business on May 31, 2016 and adopted a shareholder rights plan, as set forth in the rights agreement entered into on the same date between the Company and Computershare Trust Company, N.A. (the “Rights Agreement”).  The Rights Agreement will expire on the earliest of (i) the date of the Company’s 2017 Annual Meeting if the Company’s stockholders do not approve the Rights Agreement, (ii) May 18, 2019, (iii) the time at which the Rights are redeemed or exchanged, as provided for in the Rights Agreement, (iv) the repeal of Section 382 of the Internal Revenue Code if the Board determines that the Rights Agreement is no longer necessary for the preservation of the Company’s net operating loss carryforwards (“NOLs”), and (v) the beginning of a taxable year of the Company to which the Board determines that no NOLs may be carried forward.

See Note 9 − “Rights Agreement” of the Notes to Condensed Consolidated Financial Statements (unaudited) in Item 1 for more information on the Rights Agreement.

Industry Conditions

New housing activity in the United States has shown modest improvement each year since 2009.  However, 2016 activity is still below the historical average of 1.4 million total housing starts from 1959 to 2015 based on statistics tracked by the United States Census Bureau. Total housing starts were approximately 1.1 million in 2015. Through June 30, 2016, based on the most recent data provided by the United States Census Bureau, total new housing starts were approximately 7% above 2015 levels for the corresponding six-month period.

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

Critical Accounting Policies

We prepare our condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles, which require management to make estimates and assumptions. Management bases these estimates and assumptions on historical results and known trends as well as management forecasts. Actual results could differ from these estimates and assumptions and these differences may be material. For a discussion of our significant accounting policies and estimates, see our Annual Report on Form 10-K for the year ended December 31, 2015 in Part II, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies.” During the three months ended June 30, 2016, there were no material changes to the critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Results of Operations

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Net sales were $197.9 million in 2016, which was $22.8 million, or 13%, higher than in 2015.  The increase was primarily due to higher levels of construction activity, the addition of a new product line and the acquisition that was completed during the quarter.

Sales increased in all product categories in 2016 compared to 2015. Millwork sales increased 16% in 2016 to $96.5 million, primarily due to increased construction activity and the acquisition. Building products sales increased 10% in 2016 to $80.5 million.  Wood product sales increased 9% in 2016 to $20.9 million.

Gross margin increased 19% to $42.2 million in 2016 compared to $35.6 million in 2015.  As a percentage of sales, gross margin increased to 21.3% in 2016 from 20.3% in 2015.  The increase in gross margin percentage was primarily due to our operational initiatives as well as improved product mix as we continue to expand our value-add capabilities to serve the repair/remodel construction segment.

Operating expenses increased $2.2 million to $32.2 million in 2016, compared to $30.0 million in 2015.  The increase was primarily due to higher personnel costs as a result of hiring additional personnel and expenses attributable to higher variable costs associated with increased sales and profitability.  The increase in personnel costs was partially offset by a decrease in fuel expense due to lower diesel costs.  As a percentage of sales, operating expenses were 16.3% in 2016 and 17.1% in 2015.

Net interest expense was $0.6 million in both 2016 and 2015.

Income tax expense of $3.5 million was recognized for the quarter ended June 30, 2016, as compared to the quarter ended June 30, 2015 when a full valuation allowance was applicable and no income tax expense was recognized.

As a result of the foregoing factors, we reported income from continuing operations of $5.9 million in the second quarter of 2016 compared to $5.4 million in the second quarter of 2015. In the second quarter of 2015 income from continuing operations benefited by a $2.0 million reduction in the valuation allowance, which resulted in zero tax expense.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Net sales were $356.7 million in 2016, which was $34.2 million, or 11%, higher than in 2015.  The increase was primarily due to higher levels of construction activity, the addition of a new product line and the acquisition.

Sales increased in all product categories in 2016 compared to 2015.  Millwork sales increased 15% in 2016 to $176.8 million, primarily due to increased construction activity and the acquisition. Building products sales increased 9% in 2016 to $142.9 million.  Wood product sales increased 1% in 2016 to $37.0 million.

Gross margin increased 16% to $74.2 million in 2016 compared to $64.1 million in 2015.  As a percentage of sales, gross margin increased to 20.8% in 2016 from 19.9% in 2015.  The increase in gross margin percentage was primarily due to our operational initiatives as well as improved product mix as we continue to expand our value-add capabilities to service the repair/remodel construction segment.

Operating expenses increased $3.2 million to $61.1 million in 2016, compared to $57.9 million in 2015.  The increase was primarily due to higher personnel costs as a result of hiring additional personnel and expenses attributable to higher variable costs associated with increased sales and profitability.  The increase in personnel costs was partially offset by a decrease in fuel expense due to lower diesel costs.  As a percentage of sales, operating expenses were 17.1% in 2016 and 18.0% in 2015.

Our results for the six months ended June 30, 2015 included a gain on the sale of assets of $0.4 million related to the sale of our Southwest Roofing Supply branch.

Net interest expense was $1.1 million in both 2016 and 2015.

Income tax expense of $4.6 million was recognized for the six-month period ended June 30, 2016, as compared to the six-month period ended June 30, 2015 when a full valuation allowance was applicable and no income tax expense was recognized.

As a result of the foregoing factors, we reported income from continuing operations of $7.4 million in 2016 compared to $5.5 million in 2015.

Discontinued Operations

We recorded $4.4 million after-tax income from discontinued operations in the first six months of 2016 primarily as a result of payments received from settlement agreements with insurers, as well as with Crane Co., in connection with the declaratory action filed in the United States District court for the Eastern District of Missouri.  We recorded a loss of $0.4 million in the first six months of 2015 due to environmental and related legal expenses.

Liquidity and Capital Resources

We depend on cash flow from operations and funds available under our credit facility to finance our operations, including seasonal working capital needs, capital expenditures and other capital needs. Our working capital requirements are generally greatest in the second and third quarters, which reflect the seasonal nature of our business. The second and third quarters are also typically our strongest operating quarters, largely due to more favorable weather throughout many of our markets compared to the first and fourth quarters. We typically generate cash from working capital reductions in the fourth quarter of the year and typically use cash as we build working capital during the first quarter in preparation for our second and third quarters. We also maintain significant inventories to meet the rapid delivery requirements of our customers and to enable us to obtain favorable pricing, delivery and service terms with our suppliers. Accounts receivable also typically increase during peak periods commensurate with the sales increase.  At June 30, 2016 and June 30, 2015, inventories and accounts receivable constituted approximately 71% and 78% of our total assets, respectively.  We closely monitor operating expenses and inventory levels during seasonally affected periods and, to the extent possible, manage variable operating costs to minimize seasonal effects on our profitability.

Operations.  Cash used in operating activities decreased by $5.8 million to $7.4 million in the first six months of 2016, compared to $13.2 million in the first six months of 2015.  In the first six months of 2016, we recorded net income of $11.8 million compared to $5.1 million in the corresponding period in 2015. Accounts receivable increased by $25.0 million during the first six months of 2016, compared to an increase of $23.5 million in the year-ago corresponding period. The increase in accounts receivable over the first six months of the year was commensurate with sales activity including the seasonality of our sales.  Days’ sales outstanding increased to 38.2 days at June 30, 2016 as compared to 37.5 days at June 30, 2015 based on annualized second quarter sales and quarter-end accounts receivable balances for the respective periods. Inventory increased by $12.0 million in the first six months of 2016 compared to an increase of $10.4 million in the corresponding period of 2015. The increase in inventories over the first six months of the year represented normal seasonality and anticipated increased sales activity in 2016 as compared to year-end 2015.  Our inventory turns increased to 8.1 turns in 2016 from 7.1 turns in 2015 based on annualized second quarter cost of goods sold and average inventory balances for the respective quarters. Inventory turns improved as a result of increased sales volume and a change in product mix. Accounts payable increased by $11.7 million in the first six months of 2016, compared to a $14.3 million increase in the corresponding year-ago period. The increase was primarily a result of our inventory build for the respective periods.  Days’ payable outstanding decreased to 32.9 days at June 30, 2016 from 35.1 days at June 30, 2015 based on annualized second quarter costs of goods sold and quarter-end accounts payable balances for the respective periods.

Investing.  In the first six months of 2016, net cash used in investing activities was $18.5 million, which compares to net cash provided of $1.5 million for the corresponding period in 2015.  In the first six months of 2016, we invested in an acquisition and property and equipment. In the first six months of 2015 we received proceeds for the sale of assets offset by investments in machinery and equipment at various locations.

Financing.  Cash provided from financing activities of $26.4 million in the first six months of 2016 reflected net borrowings of $26.8 million offset by the Company’s repurchase of 0.1 million shares of its common stock for $0.4 million.  Net borrowings included amounts borrowed to fund the acquisition. Cash provided from financing activities of $13.7 million in the first six months of 2015 reflected net borrowings of $14.3 million offset by the Company’s repurchase of 0.2 million shares of its common stock for $0.6 million.  The shares repurchased in both periods were retired.

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

Off-Balance Sheet Arrangements

In addition to funds available from operating cash flows and the credit facility as described above, we use operating leases as a principal off-balance sheet financing technique. Operating leases are employed as an alternative to purchasing certain property, plant and equipment. For a discussion of our off-balance sheet arrangements, see our Annual Report on Form 10-K for the year ended December 31, 2015 in Part II, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Commitments and Contingencies.” During the six months ended June 30, 2016, there were no material changes to our off-balance sheet arrangements discussed in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Cautionary Statement Relevant to Forward-looking Information for the Purpose of “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  The words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “believe,” “estimate,” “project” or similar expressions may identify forward-looking statements, although not all forward-looking statements contain such words.  Statements made in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K looking forward in time, including, but not limited to, statements regarding our current views with respect to financial performance, future growth in the housing market, distribution channels, sales, favorable supplier relationships, inventory levels, the ability to meet customer needs, enhanced competitive posture, no material financial impact from litigation or contingencies, including environmental proceedings, are included pursuant to the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995.

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

ITEM 4 — CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures – As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company, under the supervision and with the participation of our Disclosure Committee and management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of June 30, 2016.

Changes in Internal Control of Financial Reporting – There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Date: August 2, 2016
Jon P. Vrabely
President and Chief Executive Officer
(Principal Executive Officer)

HUTTIG BUILDING PRODUCTS, INC.

/s/ Oscar A. Martinez
Date: August 2, 2016
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

3.3

Amended and Restated Certificate of Designation of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of Delaware on May 18, 2016 (Incorporated by reference to Exhibit 3.01 to the Form 8-K filed with the Securities and Exchange Commission on May 20, 2016).

4.1

Rights Agreement, dated May 18, 2016, by and between Huttig Building Products, Inc. and Computershare Trust Company, N.A., as Rights Agents (Incorporated by reference to Exhibit 4.01 to the Form 8-K filed with the Securities and Exchange Commission on May 20, 2016).

*10.1	Principal SERP Select Adoption Agreement executed May 18, 2016 by Huttig Building Products, Inc.

*10.2	Split Dollar Insurance Agreement Endorsement Method between Huttig Building Products, Inc. and Jon P. Vrabely dated May 18, 2016.

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

10l.SCH	XBRL Taxonomy Extension Scheme Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*Management contract or compensatory plan or arrangement.