Form 10-Q
period 2016-09-30
HUTTIG BUILDING PRODUCTS INC
filed 2016-10-27
CIK 1093082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

The number of shares of Common Stock outstanding on September 30, 2016 was 25,466,252 shares.

PART 1 FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(In Millions, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net sales	$192.8	$181.7	$549.5	$504.2
Cost of sales	151.4	144.5	433.9	402.9
Gross margin	41.4	37.2	115.6	101.3
Operating expenses	33.6	30.8	94.7	88.7
Gain on disposal of assets	—	—	—	(0.4)
Operating income	7.8	6.4	20.9	13.0
Interest expense, net	0.5	0.6	1.6	1.7
Income from continuing operations before income taxes	7.3	5.8	19.3	11.3
Income tax expense (benefit)	2.5	(17.4)	7.1	(17.4)
Income from continuing operations	4.8	23.2	12.2	28.7
(Loss) income from discontinued operations, net of taxes	(0.1)	(2.7)	4.3	(3.1)
Net income	$4.7	$20.5	$16.5	$25.6

Income from continuing operations per share - basic and diluted	$0.19	$0.92	$0.48	$1.14
Income (loss) from discontinued operations per share - basic and diluted	$—	$(0.11)	$0.17	$(0.13)
Net income per share - basic and diluted	$0.19	$0.82	$0.65	$1.02

Weighted average shares outstanding:
Basic and diluted shares outstanding	24.6	24.1	24.5	24.1

See notes to condensed consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(In Millions)

	September 30,	December 31,	September 30,
	2016	2015	2015
ASSETS
CURRENT ASSETS:
Cash and equivalents	$1.1	$0.3	$2.8
Trade accounts receivable, net	78.7	56.3	74.1
Net inventories	84.4	64.3	71.0
Other current assets	7.2	7.3	6.2
Total current assets	171.4	128.2	154.1

PROPERTY, PLANT AND EQUIPMENT:
Land	5.0	4.3	4.3
Buildings and improvements	29.5	26.5	26.4
Machinery and equipment	41.5	37.3	37.2
Gross property, plant and equipment	76.0	68.1	67.9
Less accumulated depreciation	52.6	50.9	50.2
Property, plant and equipment, net	23.4	17.2	17.7

OTHER ASSETS:
Goodwill	9.5	6.3	6.3
Other	7.8	1.7	1.8
Deferred income taxes	14.8	24.0	24.5
Total other assets	32.1	32.0	32.6
TOTAL ASSETS	$226.9	$177.4	$204.4

See notes to condensed consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(In Millions, Except Share Data)

	September 30,	December 31,	September 30,
	2016	2015	2015
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$0.8	$1.2	$0.7
Trade accounts payable	57.2	43.6	52.0
Deferred income taxes	5.0	4.9	5.2
Accrued compensation	5.2	5.5	6.0
Other accrued liabilities	13.0	13.8	13.0
Total current liabilities	81.2	69.0	76.9
NON-CURRENT LIABILITIES:
Long-term debt, less current maturities	68.1	47.4	67.2
Other non-current liabilities	7.3	8.1	8.2
Total non-current liabilities	75.4	55.5	75.4

SHAREHOLDERS' EQUITY:
Preferred shares: $.01 par (5,000,000 shares authorized)	—	—	—
Common shares: $.01 par (50,000,000 shares authorized: 25,466,252; 24,977,208; and 24,879,750 shares issued at September 30, 2016, December 31, 2015 and September 30, 2015, respectively)	0.3	0.2	0.2
Additional paid-in capital	42.4	41.6	41.2
Retained earnings	27.6	11.1	10.7
Total shareholders' equity	70.3	52.9	52.1

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$226.9	$177.4	$204.4

See notes to condensed consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(In Millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Cash Flows From Operating Activities:
Net income	$4.7	$20.5	$16.5	$25.6
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Loss (income) from discontinued operations	0.1	2.7	(4.3)	3.1
Depreciation and amortization	1.0	0.7	2.8	2.2
Non-cash interest expense	0.1	0.1	0.3	0.3
Stock-based compensation	0.4	0.5	1.2	1.3
Deferred taxes	2.4	(19.3)	9.3	(19.3)
Gain on disposal of assets	—	—	—	(0.4)
Changes in operating assets and liabilities:
Trade accounts receivable	4.1	(2.1)	(20.9)	(25.6)
Net inventories	(6.0)	5.2	(18.0)	(5.2)
Trade accounts payable	1.0	(1.7)	12.7	12.6
Other	2.5	4.0	(1.1)	3.2
Cash provided by (used in) continuing operating activities	10.3	10.6	(1.5)	(2.2)
Cash provided by (used in) discontinued operating activities	(0.8)	1.7	3.6	1.3
Total cash provided by (used in) operating activities	9.5	12.3	2.1	(0.9)
Cash Flows From Investing Activities:
Capital expenditures	(1.5)	(1.7)	(2.7)	(2.6)
Acquisition	—	—	(17.3)	—
Proceeds from disposition of capital assets	—	0.1	—	2.5
Total cash used in investing activities	(1.5)	(1.6)	(20.0)	(0.1)
Cash Flows From Financing Activities:
Borrowings of debt, net	(7.7)	(10.4)	19.1	3.9
Repurchase shares of common stock	—	—	(0.4)	(0.6)
Total cash (used in) provided by financing activities	(7.7)	(10.4)	18.7	3.3
Net increase in cash and equivalents	0.3	0.3	0.8	2.3
Cash and equivalents, beginning of period	0.8	2.5	0.3	0.5
Cash and equivalents, end of period	$1.1	$2.8	$1.1	$2.8

Supplemental Disclosure of Cash Flow Information:
Interest paid	$0.5	$0.4	$1.4	$1.3
Income taxes paid	—	—	0.4	0.1

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

In May 2014, the FASB issued accounting guidance, "Revenue from Contracts with Customers" which has been further clarified and amended. The core principle of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively (for example, service revenue and contract modifications) and clarify guidance for multiple-element arrangements. Entities have the option to apply the new guidance under a retrospective approach to each prior reporting period presented or a modified retrospective approach with the cumulative effect of initially applying the new guidance recognized at the date of initial application within the Statement of Consolidated Financial Position. In August 2015, the FASB amended the guidance to allow for the deferral of the effective date of this standard. The standard is effective for fiscal years, and interim periods within those years, beginning after Dec. 15, 2017. Accordingly, Huttig is required to adopt this standard in the first quarter of fiscal year 2018. One-year early adoption is permitted. The Company is currently evaluating the impact this guidance will have on the consolidated financial statements and related disclosures.

3. COMPREHENSIVE INCOME

Comprehensive income refers to net income adjusted by gains and losses that in conformity with GAAP are excluded from net income. Other comprehensive items are amounts that are included in shareholders’ equity in the condensed consolidated balance sheets. The Company has no comprehensive income items and therefore the comprehensive net income is equal to net income for all periods presented.

4. DEBT

Debt consisted of the following (in millions):

	September 30,	December 31,	September 30,
	2016	2015	2015
Revolving credit facility	$66.2	$46.1	$65.8
Other obligations	2.7	2.5	2.1
Total debt	68.9	48.6	67.9
Less current portion	0.8	1.2	0.7
Long-term debt	$68.1	$47.4	$67.2

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

At September 30, 2016, under the credit facility, the Company had revolving credit borrowings of $66.2 million outstanding at a weighted average interest rate of 2.2% per annum, letters of credit outstanding totaling $3.0 million, primarily for health and workers’ compensation insurance and $83.2 million of excess committed borrowing capacity.  The Company pays an unused commitment fee of 0.25% per annum. In addition, the Company had $2.7 million of capital lease and other obligations outstanding at September 30, 2016.

The sole financial covenant in the credit facility is the fixed charge coverage ratio of 1.05:1.00, which must be tested by the Company if the excess committed borrowing availability falls below an amount in a range between $12.5 million to $20.0 million, which amounts depend on the Company’s borrowing base, and must also be tested on a pro forma basis prior to consummation of certain significant transactions outside the ordinary course of the Company’s business, as defined in the credit agreement.

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

The Company submitted a comprehensive final remedial action work plan (the “RAWP”) in September 2015 that was approved by the DEQ.  The Company is currently implementing the RAWP and has commenced field work at the Montana site subject to DEQ oversight and approval. As of September 30, 2016, the Company estimates the total remaining cost to implement the RAWP to be $7.3 million, as compared to $8.0 million at December 31, 2015.

As of September 30, 2016, the Company believes the accrual represents a reasonable best estimate of the total remaining remediation costs, based on facts, circumstances, and information currently available to Huttig.  However, there are currently unknown variables relating to the actual levels of contaminants and amounts of soil that will ultimately require treatment or removal and as part of the remediation process, additional soil and groundwater sampling, and bench and pilot testing that is required to ensure the remediation will achieve the projected outcome required by the DEQ.  The ultimate final amount of remediation costs and expenditures are difficult to estimate with certainty and as a result, the amount of actual costs and expenses ultimately incurred by Huttig with respect to this property could be lower than, or exceed the amount accrued as of  September 30, 2016 by a material amount and could have a material adverse effect on our liquidity, financial condition or operating results of any fiscal quarter or year in which estimated costs or additional expenses are, or are not incurred.

On June 29, 2015, certain private plaintiffs owning properties adjacent to the Montana site sued the Company, Crane Co., and other defendants in the Montana Fourth Judicial District Court seeking remediation of the property in excess of what is contemplated by the ROD and other damages. In October 2015, the lawsuit was amended to include additional plaintiffs and the Company was formally served.  Crane Co. asserted its right of indemnification under the Distribution Agreement between the Company and Crane Co. dated December 6, 1999. On September 30, 2016, the Company conducted a mediation with the plaintiffs at which the litigation was not resolved.  The Company continues to defend the lawsuit vigorously. Due to the uncertain nature of this litigation at this time, the Company cannot currently make an estimate of the potential loss or range of potential loss. Should additional information be made available to the Company to reasonably estimate the potential loss, or range of potential loss, associated with this case in future periods, the Company will disclose such estimated potential loss.

In December 2014, the Company filed a declaratory action in the United States District Court for the Eastern District of Missouri against certain liability insurers seeking, inter alia, defense and indemnification for the costs of implementing the final remediation activities associated with the Montana property and defense and indemnification costs associated with the related lawsuit described above.  The Company entered into settlement agreements with certain of the insurers as well as with Crane Co. and all claims against the insurers were dismissed as of July 2016, and Huttig agreed to release Crane Co. of any of Huttig’s claims related to the Distribution Agreement, including its rights under Crane Co.’s insurance policies.

In addition to the Montana site, some of the Company’s current and former distribution centers are located in areas of current or former industrial activity where environmental contamination may have occurred, and for which the Company, among others, could be held responsible. The Company currently believes that there are no material environmental liabilities at any of its current and former distribution center locations.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Earnings allocated to participating shareholders	$0.2	$0.9	$0.6	$1.2
Number of participating securities	1.0	1.0	1.0	1.0

The diluted earnings per share calculations include the effect of the assumed exercise using the treasury stock method for both stock options and unvested restricted stock units, except when the effect would be anti-dilutive.  The following table presents the number of common shares used in the calculation of net income per share from continuing operations (in millions).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Weighted-average number of common shares-basic	24.6	24.1	24.5	24.1
Dilutive potential common shares	—	—	—	—
Weighted-average number of common shares-dilutive	24.6	24.1	24.5	24.1

7. INCOME TAXES

The Company’s effective tax rate for continuing operations was 36.8% for the nine month period ended September 30, 2016. In the third quarter of 2015, the Company released a significant portion of our valuation allowance on our net deferred tax assets, resulting in a $21.7 million benefit in our provision for income taxes. Prior to September 30, 2015, the Company recognized no income tax expense or benefit as it had 100% valuation allowance on all of its net deferred tax assets. As of September 30, 2016, the Company has $7.2 million valuation allowance primarily relating to certain state net operating loss carryforwards that are not likely to be realized in future periods.

8. STOCK-BASED EMPLOYEE COMPENSATION

The Company recognized $1.2 million and $1.3 million in non-cash stock-based compensation expense in the nine-month periods ended September 30, 2016 and September 30, 2015, respectively.  During the first nine months of 2016, the Company granted an aggregate of 583,882 shares of restricted stock at a fair market value of $3.518 per share under its 2005 Executive Incentive Compensation Plan, as amended and restated. The restricted shares vest in three equal installments on the first, second and third anniversaries of the grant date.  During the first nine months of 2016, the Company granted 53,274 shares of restricted stock under its Non-Employee Directors’ Restricted Stock Plan, as amended, at an average fair market value of $4.505 per share.  The directors’ restricted shares vest on the date of the 2017 Annual Meeting.  The unearned compensation expense is being amortized into expense on a straight-line basis over the requisite service period for the entire award. As of September 30, 2016 and 2015, the total compensation expense not yet recognized related to all outstanding restricted stock/unit awards was $2.6 million and $2.1 million, respectively.

9. RIGHTS AGREEMENT

On May 18, 2016, the Board of Directors (the “Board”) of the Company entered into a rights agreement (the “Rights Agreement”) with Computershare Trust Company, N.A. and declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of common stock, $0.01 par value per share, of the Company.  The dividend was payable upon the close of business on May 31, 2016 to the stockholders of record upon the close of business on that date.  The Board adopted the Rights Agreement to protect stockholder value by attempting to reduce the risk that the Company’s ability to use its net operating losses to reduce potential future federal income tax obligations may become substantially limited.

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

10. ACQUISITION

During the second quarter of 2016 the Company purchased the assets of a distributor and door fabricator in the Mid-Atlantic region.  All transaction costs incurred as part of this acquisition were expensed. The Company preliminarily recorded goodwill of $3.2 million and other intangible assets of $6.7 million related to this acquisition.

11. DISCONTINUED OPERATIONS

The Company recorded $4.3 million in after-tax income from discontinued operations for the nine month period ended September 30, 2016 primarily as a result of payments received from settlement agreements with insurers, as well as with Crane Co., in connection with the declaratory action filed in the United States District court for the Eastern District of Missouri. The Company recorded a loss of $3.1 million for the nine month period ended September 30, 2015 due to environmental and related legal expenses.

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

The following table sets forth our sales by product classification as a percentage of total sales:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Millwork(1)	51%	49%	50%	48%
Building Products(2)	40%	42%	40%	41%
Wood Products(3)	9%	9%	10%	11%
Total Net Product Sales	100%	100%	100%	100%

(1)	Millwork generally includes exterior and interior doors, pre-hung door units, windows, mouldings, frames, stair parts and columns.
(2)	Building products generally include composite decking, connectors, fasteners, housewrap, siding, roofing products, insulation and other miscellaneous building products.
(3)	Wood products generally include engineered wood products and other wood products, such as lumber and panels.

Industry Conditions

New housing activity in the United States has shown modest improvement each year since 2009.  However, 2016 activity is still below the historical average of 1.4 million total housing starts from 1959 to 2015 based on statistics tracked by the United States Census Bureau. Total housing starts were approximately 1.1 million in 2015. Through September 30, 2016, based on the most recent data provided by the United States Census Bureau, total new housing starts were approximately 4% above 2015 levels for the corresponding nine-month period.

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

Critical Accounting Policies

We prepare our condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles, which require management to make estimates and assumptions. Management bases these estimates and assumptions on historical results and known trends as well as management forecasts. Actual results could differ from these estimates and assumptions and these differences may be material. For a discussion of our significant accounting policies and estimates, see our Annual Report on Form 10-K for the year ended December 31, 2015 in Part II, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies.” During the nine months ended September 30, 2016, there were no material changes to the critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Results of Operations

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Net sales were $192.8 million in 2016, which was $11.1 million, or 6%, higher than in 2015.  The increase was primarily due to higher levels of construction activity, the addition of a new product line and the acquisition that was completed during the second quarter of 2016.

Sales increased in all product categories in 2016 compared to 2015. Millwork sales increased 10% in 2016 to $97.4 million, primarily due to increased construction activity and the acquisition. Building products sales increased 2% in 2016 to $76.9 million.  Wood product sales increased 8% in 2016 to $18.5 million.

Gross margin increased 11% to $41.4 million in 2016 compared to $37.2 million in 2015.  As a percentage of sales, gross margin increased to 21.5% in 2016 from 20.5% in 2015.  The increase in gross margin percentage was primarily due to our operational initiatives as well as improved product mix as we continue to expand our value-add capabilities to serve the repair/remodel construction segment.

Operating expenses increased $2.8 million to $33.6 million in 2016, compared to $30.8 million in 2015.  The increase was primarily due to higher personnel costs as a result of hiring additional personnel and expenses attributable to higher variable costs associated with increased sales and profitability.  As a percentage of sales, operating expenses were 17.4% in 2016 and 17.0% in 2015.

Net interest expense was $0.5 million in 2016 and $0.6 million in 2015. The decrease was primarily due to lower average debt and lower borrowing rates in 2016 compared to 2015.

Income tax expense of $2.5 million was recognized for the quarter ended September 30, 2016.  An income tax benefit of $17.4 million was recognized in the third quarter of 2015 as the Company released a significant portion of its valuation allowance related to federal and certain state net operating loss carryforwards.  See Note 7 – “Income Taxes” of the Notes to Condensed Consolidated Financial Statements (unaudited) in Item 1 for more information.

As a result of the foregoing factors, we reported income from continuing operations of $4.8 million in the third quarter of 2016 compared to $23.2 million in the third quarter of 2015.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Net sales were $549.5 million in 2016, which was $45.3 million, or 9%, higher than in 2015.  The increase was primarily due to higher levels of construction activity, the addition of a new product line and the acquisition that was completed during the second quarter of 2016.

Sales increased in all product categories in 2016 compared to 2015.  Millwork sales increased 13% in 2016 to $273.5 million, primarily due to increased construction activity and the acquisition. Building products sales increased 6% in 2016 to $219.4 million.  Wood product sales increased 3% in 2016 to $56.6 million.

Gross margin increased 14% to $115.6 million in 2016 compared to $101.3 million in 2015.  As a percentage of sales, gross margin increased to 21.0% in 2016 from 20.1% in 2015.  The increase in gross margin percentage was primarily due to our operational initiatives as well as improved product mix as we continue to expand our value-add capabilities to service the repair/remodel construction segment.

Operating expenses increased $6.0 million to $94.7 million in 2016, compared to $88.7 million in 2015.  The increase was primarily due to higher personnel costs as a result of hiring additional personnel and expenses attributable to higher variable costs associated with increased sales and profitability.  The increase in personnel costs was partially offset by a decrease in fuel expense due to lower diesel costs.  As a percentage of sales, operating expenses were 17.2% in 2016 and 17.6% in 2015.

Our results for the nine months ended September 30, 2015 included a gain on the sale of assets of $0.4 million related to the sale of our Southwest Roofing Supply branch.

Net interest expense was $1.6 million in 2016, compared to $1.7 million in 2015. The decrease was primarily due to lower average debt and lower borrowing rates in 2016 compared to 2015.

Income tax expense of $7.1 million was recognized for the nine-month period ended September 30, 2016, as compared to an income tax benefit of $17.4 million in the nine-month period ended September 30, 2015. See Note 7 – “Income Taxes” of the Notes to Condensed Consolidated Financial Statements (unaudited) in Item 1 for more information.

As a result of the foregoing factors, we reported income from continuing operations of $12.2 million in 2016 compared to $28.7 million in 2015.

Shareholder Rights Plan

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

Discontinued Operations

We recorded $4.3 million in after-tax income from discontinued operations in the first nine months of 2016 primarily as a result of payments received from settlement agreements with insurers, as well as with Crane Co., in connection with the declaratory action filed in the United States District court for the Eastern District of Missouri.  We recorded a loss of $3.1 million in the first nine months of 2015 due to environmental and related legal expenses.

Liquidity and Capital Resources

We depend on cash flow from operations and funds available under our credit facility to finance our operations, including seasonal working capital needs, capital expenditures and other capital needs. Our working capital requirements are generally greatest in the second and third quarters, which reflect the seasonal nature of our business. The second and third quarters are also typically our strongest operating quarters, largely due to more favorable weather throughout many of our markets compared to the first and fourth quarters. We typically generate cash from working capital reductions in the fourth quarter of the year and typically use cash as we build working capital during the first quarter in preparation for our second and third quarters. We also maintain significant inventories to meet the rapid delivery requirements of our customers and to enable us to obtain favorable pricing, delivery and service terms with our suppliers. Accounts receivable also typically increase during peak periods commensurate with the sales increase.  At September 30, 2016 and September 30, 2015, inventories and accounts receivable constituted approximately 72% and 71% of our total assets, respectively.  We closely monitor operating expenses and inventory levels during seasonally affected periods and, to the extent possible, manage variable operating costs to minimize seasonal effects on our profitability.

Operations.  Cash provided by operating activities increased by $3.0 million to $2.1 million in the first nine months of 2016, compared to cash used in operating activities of $0.9 million in the first nine months of 2015.  In the first nine months of 2016, we recorded net income of $16.5 million compared to $25.6 million in the corresponding period in 2015. Accounts receivable increased by $20.9 million during the first nine months of 2016, compared to an increase of $25.6 million in the year-ago corresponding period. The increase in accounts receivable over the first nine months of the year was commensurate with sales activity including the seasonality of our sales.  Days’ sales outstanding was 37.2 days at both September 30, 2016 and September 30, 2015 based on annualized third quarter sales and quarter-end accounts receivable balances for the respective periods. Inventory increased by $18.0 million in the first nine months of 2016 compared to an increase of $5.2 million in the corresponding period of 2015. The increase in inventories over the first nine months of the year represented normal seasonality and anticipated increased sales activity in 2016 as compared to year-end 2015.  Our inventory turns decreased to 7.4 turns in 2016 from 7.9 turns in 2015 based on annualized third quarter cost of goods sold and average inventory balances for the respective quarters. Accounts payable increased by $12.7 million in the first nine months of 2016, compared to a $12.6 million increase in the corresponding year-ago period. The increase was primarily a result of our inventory build for the respective periods.  Days’ payable outstanding increased to 34.5 days at September 30, 2016 from 32.8 days at September 30, 2015 based on annualized third quarter costs of goods sold and quarter-end accounts payable balances for the respective periods.

Investing.  In the first nine months of 2016, net cash used in investing activities was $20.0 million compared to $0.1 million for the corresponding period in 2015.  In the first nine months of 2016, we closed an acquisition and invested in property and equipment. In the first nine months of 2015 we received proceeds for the sale of assets offset by investments in machinery and equipment at various locations.

Financing.  Cash provided by financing activities of $18.7 million in the first nine months of 2016 reflected net borrowings of $19.1 million offset by the Company’s repurchase of 0.1 million shares of its common stock for $0.4 million.  Net borrowings included amounts borrowed to fund the acquisition. Cash provided from financing activities of $3.3 million in the first nine months of 2015 reflected net borrowings of $3.9 million offset by the Company’s repurchase of 0.2 million shares of its common stock for $0.6 million.  The shares repurchased in both periods were retired.

The Company believes that cash generated from its operations and funds available under the credit facility will provide sufficient funds to meet the operating needs of the Company for at least the next twelve months.  However, if the Company’s availability falls below the required threshold and the Company does not meet the minimum fixed charge coverage ratio, its lenders would have the right to terminate the loan commitments and accelerate the repayment of the entire amount outstanding under the credit facility. The lenders could also foreclose on the Company’s assets that secure the credit facility. If the credit facility is terminated, the Company would be forced to seek alternative sources of financing, which may not be available on terms acceptable to it, or at all.

Off-Balance Sheet Arrangements

In addition to funds available from operating cash flows and the credit facility as described above, we use operating leases as a principal off-balance sheet financing technique. Operating leases are employed as an alternative to purchasing certain property, plant and equipment. For a discussion of our off-balance sheet arrangements, see our Annual Report on Form 10-K for the year ended December 31, 2015 in Part II, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Commitments and Contingencies.” During the nine months ended September 30, 2016, there were no material changes to our off-balance sheet arrangements discussed in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

ITEM 4 — CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures – As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company, under the supervision and with the participation of our Disclosure Committee and management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of September 30, 2016.

Changes in Internal Control of Financial Reporting – There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Date: October 27, 2016
Jon P. Vrabely
President and Chief Executive Officer
(Principal Executive Officer)

HUTTIG BUILDING PRODUCTS, INC.

/s/ Oscar A. Martinez
Date: October 27, 2016
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