Form 10-K
period 2016-12-31
HUTTIG BUILDING PRODUCTS INC
filed 2017-03-02
CIK 1093082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No  ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of the last business day of the quarter ended June 30, 2016 was approximately $120 million. For purposes of this calculation only, the registrant has excluded stock beneficially owned by the registrants’ directors and officers. By doing so, the registrant does not admit that such persons are affiliates within the meaning of Rule 405 under the Securities Act of 1933 or for any other purposes.

The number of shares of Common Stock outstanding on February 15, 2017 was 26,297,215 shares.

DOCUMENTS INCORPORATED HEREIN BY REFERENCE.

Parts of the registrant’s definitive proxy statement for the 2017 Annual Meeting of Shareholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

PART I

ITEM 1—BUSINESS

General

Huttig Building Products, Inc., a Delaware corporation incorporated in 1913, was founded in 1885 and is a leading domestic distributor of millwork, building materials and wood products used principally in new residential construction and in home improvement, remodeling and repair work. We purchase from leading manufacturers and distribute our products through 27 wholesale distribution centers serving 41 states. Our distribution centers sell principally to building materials dealers, national buying groups, home centers and industrial users, including makers of manufactured homes. For the year ended December 31, 2016, we generated net sales of $713.9 million.

We conduct our business through a two-step distribution model. This means we resell the products we purchase from manufacturers to our customers, who then sell the products to the final end users, who are typically professional builders and independent contractors engaged in residential construction and remodeling projects, or consumers engaged in do-it-yourself remodeling projects.

Our products fall into three categories: (i) millwork, which includes doors, windows, moulding, stair parts and columns, (ii) general building products, which include connectors, fasteners, composite decking, housewrap, roofing products and insulation, and (iii) wood products, which include engineered wood products used in flooring systems, wood panels and lumber.

Doors and engineered wood products often require our value added service before they are delivered to our customer. Such services include prefinishing exterior door units, pre-hanging exterior and interior door units and cutting engineered wood products from standard lengths to job-specific requirements. In addition, with respect to the majority of our products, we have the capability to buy in bulk and disaggregate these large shipments to meet individual customer stocking requirements. For some products, we carry a depth and breadth of products that our customers and vendors cannot reasonably stock themselves. Likewise, our vendors benefit from our broad geographic footprint of distribution centers that expand the breadth and depth of the products they carry.  Many of the value-add services we provide are highly customized and cannot be provided effectively by our vendors. In addition, our sales force extends our vendors effective coverage area and knowledge of regional trends. Our customers benefit from our business capabilities because they do not need to invest capital in door hanging facilities or cutting equipment, nor do they need to incur the costs associated with maintaining large inventories of products. Our size, broad geographic presence, extensive fleet and logistical capabilities enable us to purchase products in large volumes at favorable prices, stock a wide range of products for rapid delivery and manage inventory in a reliable, efficient manner.

We serve our customers, whether they are a local dealer or a national account, through our 27 wholesale distribution centers. Our broad geographic footprint enables us to work with our customers and suppliers to ensure that local inventory levels, merchandising, purchasing and pricing are tailored to the requirements of each market. Each distribution center also has access to our single-platform nationwide inventory management system. This provides the local manager with real-time inventory availability and pricing information. We support our distribution centers with credit and financial management, training and marketing programs and human resources expertise. We believe that these distribution capabilities and efficiencies offer us a competitive advantage that allows us to deliver quality products, in a timely manner and ensures the efficient operation of our customers and vendors’ supply chain, as compared to those of many local and regional competitors.

In this Annual Report on Form 10-K (this “Annual Report”), when we refer to “Huttig,” the “Company,” “we” or “us,” we mean Huttig Building Products, Inc. and its subsidiary and predecessors unless the context indicates otherwise.

Industry Characteristics and Trends

The residential building materials distribution industry is characterized by its substantial size, a highly fragmented ownership structure and an increasingly competitive environment. The industry serves two market categories: (i) new construction and (ii) home repair and remodeling.

Residential construction activity in both categories is closely linked to a variety of factors directly affected by general economic conditions, including employment levels, job and household formation, interest rates, housing prices, housing inventory, tax policy, availability of mortgage financing, prices of commodity wood and steel products, immigration patterns, regional demographics and consumer confidence. We monitor a broad set of macroeconomic and regional indicators, including new housing starts and permit issuances, as indicators of our potential future sales volume.

New housing activity in the United States has shown modest improvement each year since 2009, the trough period of the recent housing downturn.  However, 2016 activity was still below the historical average of total housing starts from 1959 to 2016 of approximately 1.4 million starts based on statistics tracked by the U.S. Census Bureau (“Historical Average”). Total new housing starts in the United States were approximately 1.2 million, 1.1 million and 1.0 million in 2016, 2015 and 2014, respectively.  Single family starts were 0.8 million, 0.7 million and 0.6 million in 2016, 2015 and 2014, respectively, based on data from the U.S. Census Bureau. According to the U.S. Census Bureau, total spending on new single family residential construction was $243 billion, $233 billion and $194 billion in 2016, 2015 and 2014, respectively.

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

Products

Our goal is to offer products that allow us to provide value to our customers. We do this by performing incremental services on the products before delivering them to customers, buying products in bulk and disaggregating them for individual customers or carrying a broader depth and breadth of products that customers cannot reasonably stock themselves at each location. Our products can be classified into three main categories:

•

Millwork, including exterior and interior doors, pre-hung and pre-finished door units, windows, patio doors, mouldings, frames, stair parts and columns. Key brands in this product category include Therma-Tru, Masonite, Woodgrain Doors, HB&G, Simpson Door, Windsor Windows, and Rogue Valley Door;

•

General building products, such as connectors and fasteners, roofing, siding, insulation, flashing, housewrap, decking, railings, drywall, kitchen cabinets and other miscellaneous building products. Key brands in this product category include Huttig-Grip, Louisiana Pacific, Simpson Strong-Tie, Timbertech, AZEK, BP Roofing, Grace, Fiberon, RDI, Owens Corning, Alpha Protech, and Maibec; and

•

Wood products, including engineered wood used in floor systems, wood panels and lumber . The engineered wood product line offers us the ability to provide our customers with value-added services, such as floor system take-offs, cut-to-length packages and just-in-time, cross-dock delivery capabilities and as such, this product is our primary focus within this category.

The following table shows the percentage of our net sales represented by our three main product categories sold during each of the prior three years. While the table below generally indicates the mix of our sales by product category, changes in the prices of commodity wood products and in unit volumes sold could affect our product mix on a year-to-year basis.

	2016	2015	2014
Millwork	51%	49%	49%
Building Products	39%	40%	39%
Wood Products	10%	11%	12%

Customers

During 2016, we served approximately 3,500 customers, with one customer, Lumbermen’s Merchandising Corporation (“LMC”) - accounting for 14% of our sales in 2016, 13% in 2015 and 12% in 2014. LMC is a buying group representing multiple building material dealers. Our top 10 customers accounted for approximately 43% of our total sales in 2016.

Building materials pro dealers represent our single largest customer group. Within the pro dealer category, a large percentage of our sales are to national accounts, including buying groups. These are large pro dealers, or groups of pro dealers, that generally operate in more than one state or region. We also sell to short line specialty dealers that focus on specific segments of the building industry, national retail home centers, and manufactured housing. We believe that our size, which lets us purchase in bulk, achieve operating efficiencies, operate on a national scale and offer competitive pricing, makes us well suited to service the various segments of the dealer community. Our sales to national accounts, including buying groups, were 45% of our total sales in 2016, 43% in 2015 and 42% in 2014.

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

Headquarter functions include those activities that can be shared across our full distribution platform. These include financial management, information technology, human resources, legal, internal audit and treasury along with small corporate operations, marketing and product management groups.

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

Distribution Strategy and Operations

While we think that having a nationwide reach is critical, the local distribution center is still the principal focus of our operations, and we tailor our business to meet local demand and customer needs. We customize product selection, inventory levels, service offerings and prices to meet local market requirements. With the exception of recently acquired BenBilt, we support this strategy through our single platform information technology system. This system provides each distribution center’s general manager real-time access to pricing, inventory availability and margin analysis. This system provides product information both for that location and across our entire network of distribution centers. More broadly, our sales force, in conjunction with our product management teams, works with our suppliers and customers to determine the appropriate mix, quantity and pricing of products suited to each local market.

We purchased products from more than 700 different suppliers in 2016. We generally negotiate with our major suppliers on a national basis to leverage our total volume purchasing power, which we believe provides us with an advantage over our locally based competitors. The majority of our purchases are made from suppliers that offer payment discounts and volume related incentive programs. Although we generally do not have exclusive distribution rights for our key products and we do not have long-term contracts with many of our suppliers, we believe our national footprint, buying power and distribution network make us an attractive distributor for many manufacturers. Moreover, our long operating history has allowed us to forge long-standing relationships with many of our key suppliers who rely on us as a critical part of their supply chain.

We regularly evaluate opportunities to introduce new products. This is primarily driven by opportunities created by customer demand or market requirements. We have found that customers generally welcome a greater breadth of product offering as it can improve their purchasing and operating efficiencies by providing for “one stop” shopping. Similarly, selectively broadening our product offering enables us to drive additional products through our distribution system, thereby increasing the efficiency of our operations by better leveraging our existing infrastructure.  The benefit created by this operating leverage may be offset by the cost to establish the new product line, expand our facilities and purchase the inventory.  On November 15, 2016, the Company announced a new division, Huttig-Grip,  to focus on the growth of our private label construction fastener and specialty building products.

We primarily focus on selling respected, brand name products. We believe that brand awareness is an important factor in building products purchasing decisions. We generally benefit from the quality levels, marketing initiatives and product support provided by manufacturers of branded products. We also benefit from the positive attributes that customers typically equate with branded products. Additionally, we market and offer certain products under our private label brands, including Huttig-Grip. We believe that these products are attractive to our customers based on their quality and competitive pricing.

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

Our results of operations are affected by new housing activity in the United States. In 2016, total housing starts increased 5%, to 1.2 million, but were still below the Historical Average of approximately 1.4 million. Based on the current level of housing activity and industry forecasts, we expect new housing activity will continue to increase in 2017, though still remain below the Historical Average.

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

We depend on cash flow from operating activities and funds available under our secured credit facility to finance seasonal working capital needs, capital expenditures and any acquisitions that we may undertake. We typically generate cash from working capital reductions in the fourth quarter of the year and build working capital during the first quarter in preparation for our second and third quarters. Our working capital requirements are generally greatest in the second and third quarters, reflecting the seasonal nature of our business. The second and third quarters are also typically our strongest operating quarters, largely due to more favorable weather throughout many of our markets compared to the first and fourth quarters. We maintain significant inventories to meet the rapid delivery requirements of our customers and to enable us to obtain favorable pricing, delivery and service terms with our suppliers. At December 31, 2016 and 2015, inventories and accounts receivable in the aggregate constituted approximately 69% and 68% of our total assets, respectively. We closely monitor operating expenses and inventory levels during seasonally affected periods and, to the extent possible, manage variable operating costs to minimize the seasonal effects on our profitability.

Credit

Huttig maintains an overall credit policy for sales to customers and then delegates responsibility for most credit decisions to credit personnel responsible for individual regions. Our credit policies, together with careful monitoring of customer balances, have resulted in bad debt expense of less than 0.1% in each of 2016, 2015, and 2014. Approximately 99% of our sales in 2016 were to customers to whom we had provided credit for those sales.

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

Trade Names

Historically, Huttig has operated under various trade names in the markets we serve, retaining the names of acquired businesses for a period of time to preserve local identification, including in our recent acquisition of BenBilt Building Systems LP, a Delaware limited partnership (“BenBilt”). To capitalize on our national presence, all of our distribution centers operate under the primary trade name “Huttig Building Products” with the exception of BenBilt. Huttig has no material patents, trademarks, licenses, franchises or concessions other than BenBilt®, Endocote Finishing System®, the Huttig Building Products® name and logo, Huttiguard®  and Huttig-Grip® , which are registered trademarks.

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

Employees

As of December 31, 2016, we employed approximately 1,200 people, of which approximately 13% were represented by eight unions. We have not experienced any significant strikes or other work interruptions in recent years and have maintained generally favorable relations with our employees.  The Company has three union contracts covering approximately 8% of our employees which are currently in negotiations or will require negotiation in 2017.  See Part I, Item 1A— “Risk Factors.”

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

Our website address is http://www.huttig.com. The contents of our website are not part of this Annual Report. We make available, free of charge on the “Investors” section of our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the 1934 Act. This information is available on our website as soon as reasonably practicable after we electronically file it with, or furnish it to, the SEC. Reports of beneficial ownership filed pursuant to Section 16(a) of the 1934 Act are also available through our website.

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

Our sales and results of operations depend heavily on the strength of national and local new residential construction and home improvement and remodeling markets. The strength of these markets depends on new housing starts and residential remodeling projects, which are a function of many factors beyond our control. Some of these factors include general economic conditions, employment levels, job and household formation, interest rates, housing prices, housing inventory, tax policy, availability of mortgage financing, prices of commodity wood and steel products, immigration patterns, regional demographics and consumer confidence.

New housing activity in the United States has shown modest improvement each year since 2009. However, 2016 activity was still below the Historical Average of approximately 1.4 million starts. We expect the level of new housing activity in 2017 to continue to be below the Historical Average. A prolonged downturn in current construction levels or any significant downturn in the major markets we serve or in the economy in general could have a material adverse effect on our operating results, liquidity and financial condition, including but not limited to our ability to comply with the financial covenant under our credit facility and the valuation of our goodwill. Reduced levels of construction activity may result in continued intense price competition among building materials suppliers, which may adversely affect our gross margins. We cannot provide assurance that our responses to a downturn or the government’s attempts to address the troubles in the economy will be successful.

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

We face significant risks associated with uncertainties resulting from changes to policies and laws following the U.S. elections in November 2016.

The change of administrations in the U.S. federal government may affect our business in a manner that currently cannot be reliably predicted, especially given the potentially significant changes to various laws and regulations that affect the Company. These uncertainties may include changes in laws and policies in areas such as corporate taxation, taxation on imports of internationally-sourced products, international trade, environmental protection laws, labor and employment law, immigration and health care, which individually or in the aggregate could materially and adversely affect our business, results of operations or financial condition.

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

Some of our current and former distribution centers are located in areas of current or former industrial activity where environmental contamination may have occurred, and for which we, among others, could be held responsible. As a result, we may incur material environmental liabilities in the future with respect to our current or former distribution center locations. In addition, we may also be held responsible for environmental liabilities associated with products that we distribute or have distributed to in the past.

A number of our employees are unionized, and any work stoppages by our unionized employees may have a material adverse effect on our results of operations.

Approximately 13% of our employees were represented by labor unions as of December 31, 2016. As of December 31, 2016, we had eight collective bargaining agreements. The Company has three union contracts covering approximately 8% of our employees which are currently in negotiations or will require negotiation in 2017.  We may become subject to significant wage increases or additional work rules imposed by future agreements with labor unions representing our employees. Any such cost increases or new work rule implementation could increase our operating expenses to a material extent. In addition, although we have not experienced any strikes or other significant work interruptions in recent years and have maintained generally favorable relations with our employees, no assurance can be given that there will not be any work stoppages or other labor disturbances in the future, which could adversely impact our financial results.

If we are unable to meet the financial covenant under our credit facility, the lenders could elect to accelerate the repayment of the outstanding balance and, in that event, we would be forced to seek alternative sources of financing.

We fund our working capital by borrowing funds under a $160.0 million asset based senior secured revolving credit facility, which contains a minimum fixed charge coverage ratio (“FCCR”) that is tested if our excess borrowing availability, as defined in the facility, reaches an amount in the range of less than $12.5 million to $20.0 million depending on our borrowing base at the time of testing. For the year ended December 31, 2016, our FCCR exceeded our threshold of 1:05:1.0. However, if in the future we failed to meet the required FCCR and we were unable to maintain excess borrowing availability of more than the applicable amount in the range of $12.5 million to $20.0 million, our lenders would have the right to terminate the loan commitments and accelerate the repayment of the entire amount outstanding under the credit facility. Our lenders also could foreclose on our assets that secure our credit facility. In that event, we would be forced to seek alternative sources of financing, which may not be available on terms acceptable to us or at all.

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

In addition, the growth in our business may cause us to seek additional financing or increase the size of the credit facility.  If we fail to obtain financing, our ability to grow may be limited.

A significant portion of our sales are concentrated with a relatively small number of customers. A loss of one or more of these customers would have material adverse effect on our operating results, cash flow and liquidity.

In 2016, our top ten customers represented 43% of our sales, with one customer accounting for 14% of our sales. This customer is a buying group for multiple building material dealers. Although we believe that our relationships with our customers are strong, the loss of one or more of these customers could have a material adverse effect on our operating results, cash flow and liquidity.

A significant portion of our sales are on credit to our customers. Material changes in their creditworthiness or our inability to forecast deterioration in their credit position could have a material adverse effect on our operating results, cash flow and liquidity.

The majority of our sales are on account where we provide credit to our customers. In 2016, bad debt expense to total net sales was less than 0.1%. Our customers are generally susceptible to the same economic business risks as we are. Furthermore, we may not necessarily be aware of any deterioration in their financial position. If our customers’ financial positions become impaired, it could have a significant adverse impact on our bad debt exposure and could have a material adverse effect on our operating results, cash flow and liquidity.

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

Risks associated with our private brands could adversely affect our business.

We offer our customers quality products at competitive prices, some of which are marketed under our private brands. We expect to continue to grow our private brand offerings under the Huttig-Grip name. Our private brand offerings subject us to certain additional risks. These include, among others, risks related to: our, or our suppliers’, failure to ensure the quality of such products; our failure to comply with government and industry safety standards; mandatory or voluntary product recalls related to our private brand offerings; our ability to successfully protect our proprietary rights in our exclusive offerings; and risks associated with international sourcing and manufacturing. In addition, damage to the reputation of our private brand trade names may generate negative customer sentiment. Our failure to adequately address some or all of these risks could have a material adverse effect on our business, results of operations and financial condition.

We expect to make significant investments in the Huttig-Grip division. We cannot provide assurance that our investments will be profitable.

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

We use international sources for the production of certain of our products, which exposes us to certain additional risks.

We use international vendors for the supply of certain of our products.  Global sourcing and foreign trade involve numerous factors and uncertainties beyond our control including increased shipping costs, increased import duties, more restrictive quotas, loss of most favored nation trading status, currency, work stoppages, transportation delays, port of entry issues, economic uncertainties such as inflation, foreign government regulations, political unrest, natural disasters, war, terrorism, trade restrictions, political instability, the financial stability of vendors, merchandise quality issues, and tariffs and other import taxes. Additionally, operating in the international marketplace requires us to comply with U.S. and foreign laws and regulations applicable to our foreign operations, such as the Foreign Corrupt Practices Act and its counterparts in other foreign jurisdictions in which we operate. Negative press or reports about internationally manufactured products, which have become increasingly prominent, may sway public opinion, and thus customer confidence, away from the products sold by us. These and other issues affecting our international vendors could have a material adverse effect on our business, financial condition and results of operations.

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

The building materials distribution industry is fragmented and competitive. Our competition varies by product line, customer classification and geographic market. The principal competitive factors in our industry are:

•	pricing and availability of product;
•	service and delivery capabilities;
•	quality of value-added services;
•	ability to assist with problem-solving;
•	customer relationships;
•	geographic coverage;
•	financial stability and credit terms; and
•	breadth of product offerings.

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

In addition, our insurance underwriters require collateral, generally in the form of letters of credit, which reduce our borrowing availability under our senior secured credit facility. As of December 31, 2016, we had $3.0 million letters of credit outstanding. Changes in the actual number of large claims could increase our collateral requirements and reduce our borrowing availability under our credit facility.

Federal and state transportation regulations, as well as increases in the cost of fuel, could impose substantial costs on us, which could adversely affect our results of operations.

We use our own fleet of approximately 165 tractors, 15 trucks and 300 trailers to service customers throughout the United States. The U.S. Department of Transportation (“DOT”), regulates our operations, and we are subject to safety requirements prescribed by the DOT. Vehicle dimensions and driver hours of service also are subject to both federal and state regulation. More restrictive limitations on vehicle weight and size, trailer length and configuration, or driver hours of service could increase our costs. These regulations may be subject to significant modification in connection with the new administration of the U.S. federal government.

In addition, we rely on diesel fuel to operate our fleet and, therefore, we are impacted by changes in diesel fuel prices. Fuel costs are largely unpredictable and can have a significant impact on the Company’s results of operations.

Our failure to attract and retain key personnel could have a material adverse effect on our future success.

Our future success depends, to a significant extent, upon the continued service of our executive officers and other key management and sales personnel and on our ability to continue to attract, retain and motivate qualified personnel. The loss of the services of one or more key employees or our failure to attract, retain and motivate qualified personnel could have a material adverse effect on our business. In addition, the tight labor market and low unemployment levels may impact our ability to hire and retain qualified personnel at our distribution centers.

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

If we find appropriate opportunities, we may acquire businesses that we believe provide strategic opportunities. If we acquire a business, the process of integration may produce unforeseen operating difficulties and expenditures and may demand significant attention of our management that would otherwise be available for the ongoing development and operation of our business. If we make future acquisitions, we may issue shares of stock that dilute the ownership interests of other stockholders, expend cash, incur debt, assume contingent liabilities or create additional expenses relating to amortizing intangible assets with estimated useful lives, any of which might harm our business, financial condition or results of operations. Furthermore, the acquired business may not perform as expected, which would impact our financial performance.

Exposure to successor liability and other liabilities may have a material adverse effect on our business, financial condition or results of operations.

We may be exposed to successor liability and other liabilities relating to the historical operations of our predecessors (including Crane Co.) or actions by an acquired business before the acquisition, including, but not limited to, anti-corruption, import-export, product-related and other health-based claims, environmental and other matters, which could also result in significant liabilities and/or civil or criminal penalties. We also may assume liabilities in connection with the acquisition of businesses, including liabilities that we fail, or are unable, to identify in the course of performing due diligence investigations of the acquired businesses, or that may be more material than we previously determined. In these circumstances, we may be subject to indemnification obligations or our rights to indemnification from our predecessors or the sellers of the acquired businesses to us may not be sufficient in amount, scope or duration or be sufficiently collectible to offset fully the possible liabilities. Further, these liabilities could result in unexpected legal or regulatory exposure, unexpected increase in taxes or other adverse effects on our business. Any such liabilities, individually or in the aggregate, could have a material adverse effect on our business, financial condition or results of operations.

Goodwill is a significant portion of our total assets and is tested for impairment at least annually, which could result in a material non-cash write-down of goodwill.

Goodwill is subject to impairment tests at least annually and between annual tests in certain circumstances. We have incurred non-cash impairment charges in certain prior years. At December 31, 2016, we reported goodwill of $9.5 million. We may be required to incur additional non-cash impairment charges in the future that could have a material adverse effect on our operating results.

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

We depend on information technology, including our information technology system and third party telecommunications facilities, as an essential element to sustain our operations. Our system enables us to interface with our local distribution centers and customers, as well as to maintain and timely update financial and business records. A failure of the information technology systems used by us or third parties with which we interact could disrupt our operations by causing transaction errors, processing inefficiencies, delays or cancellation of customer orders, the loss of customers or impediments to the shipment of products. In particular, a cybersecurity breach could result in the loss or unauthorized disclosure of our intellectual property, proprietary information and personal information of our customers and employees. An information technology failure could expose us to financial losses from the need to undertake remedial actions and loss of business or potential liability, all of which could have a material adverse effect on our financial condition, results of operations and business.

Our deferred tax assets could be substantially limited if we experience an ownership change as defined in the Internal Revenue Code.

We have significant deferred tax assets related to federal and state net operating loss carryforwards (collectively, the “Deferred Tax Assets”). Under federal tax laws, we can carry forward and use our Deferred Tax Assets to reduce our future taxable income and tax liabilities until such Deferred Tax Assets expire in accordance with the Internal Revenue Code of 1986, as amended (the “Code”). Section 382 and Section 383 of the Code provide an annual limitation on our ability to utilize our Deferred Tax Assets, as well as certain built-in-losses, against future taxable income in the event of a change in ownership (as defined under the Code). While we have adopted a rights plan to protect stockholder value by attempting to diminish the risk that the Company’s ability to use its Deferred Tax Assets (see “Shareholder Rights Plan” under Part I, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information) may become substantially limited, we could experience a change in ownership in the future as a result of changes in our stock ownership that are beyond our control, and any such subsequent changes in ownership for purposes of the Code could further limit our ability to use our Deferred Tax Assets. Accordingly, any such occurrences could adversely impact our ability to offset future tax liabilities and, therefore, adversely affect our financial condition, results of operations and cash flow.

ITEM 1B—UNRESOLVED STAFF COMMENTS

None.

ITEM 2—PROPERTIES

Our corporate headquarters is located at 555 Maryville University Drive, Suite 400, St. Louis, Missouri 63141, in a leased facility. We own 14 of our 27 distribution centers and lease the balance.  The owned distribution centers secure our credit facility. Warehouse space at distribution centers aggregated to approximately 3.2 million square feet as of December 31, 2016. Distribution centers range in size from 21,100 square feet to 260,000 square feet. The types of facilities at these centers vary by location, from traditional wholesale distribution warehouses to facilities with broad product offerings and capabilities for a range of value added services such as pre-hung door operations. We believe that our locations are well maintained and adequate for their use.

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

Environmental Matters

We are required to remediate a property formerly owned by us in Montana pursuant to a unilateral administrative order issued by the DEQ. On February 18, 2015, the DEQ issued an amendment to the unilateral administrative order of the DEQ outlining the final remediation of the property in its Record of Decision (the “ROD”).  Under the ROD, the DEQ estimated the remediation costs of the property to be $8.3 million.

The Company submitted a comprehensive final remedial action work plan (the “RAWP”) in September 2015 that was approved by the DEQ.  During the process of finalizing the RAWP in the third quarter of 2015 the

Company considered a multitude of factors including, but not limited to, consultation with third party experts, the evaluation of remedial action alternatives, and discussions with DEQ.  The culmination of the information, data, and risk analysis resulted in excluding certain potential cost savings associated with remedial action alternatives from the final RAWP that had been previously proposed for inclusion in the RAWP.  Eliminating these potential cost savings remedial action alternatives from the final RAWP caused the Company to reassess the total estimated remediation costs of the project.  The Company estimates the total remaining cost of implementing the RAWP to be $7.1 million at December 31, 2016 with respect to the contingent liability, as compared to $8.0 million at December 31, 2015.

The Company is currently implementing the RAWP and has commenced field work at the Montana site subject to DEQ oversight and approval.

As of December 31, 2016, the Company believes the accrual represents a reasonable best estimate of the total remaining remediation costs, based on facts, circumstances, and information currently available to Huttig.  However, there are currently unknown variables relating to the actual levels of contaminants and amounts of soil that will ultimately require treatment or removal and as part of the remediation process, additional soil and groundwater sampling, and bench and pilot testing is required to ensure the remediation will achieve the projected outcome required by the DEQ.  Potential indemnification or other claims we may be able to assert against third parties and possible insurance coverage have also been considered but any potential recoveries have not been recognized at this time. The ultimate final amount of remediation costs and expenditures are difficult to estimate with certainty and as a result, the amount of actual costs and expenses ultimately incurred by Huttig with respect to this property could be lower than, or exceed the amount accrued as of December 31, 2016 by a material amount and could have a material adverse effect on our liquidity, financial condition or operating results of any fiscal quarter or year in which estimated costs or additional expenses are, or not incurred.

On June 29, 2015, certain private plaintiffs owning properties adjacent to the Montana site sued the Company, Crane Co., and other defendants in the Montana Fourth Judicial District Court seeking remediation of the property in excess of what is contemplated by the ROD and other damages (the “Montana Lawsuit”). The Company has settled the claim and the related expense has been recorded in the financial statements at December 31, 2016.

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

ITEM 4—MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5—MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the NASDAQ exchange under the ticker symbol “HBP.” At February 15, 2017, there were approximately 1,600 holders of record of our common stock. The following table sets forth the range of high and low sale prices of our common stock:

	2016		2015
	High	Low	High	Low
First Quarter	$3.94	$3.01	$3.63	$2.81
Second Quarter	5.70	3.56	4.12	2.85
Third Quarter	7.00	5.21	3.50	2.84
Fourth Quarter	6.95	4.65	3.92	3.06

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

ITEM 6—SELECTED CONSOLIDATED FINANCIAL DATA

The following table summarizes certain selected financial data of continuing operations of the Company as of year-end for each of the five years in the period ended December 31, 2016. The information contained in the following table may not necessarily be indicative of our future performance. Such historical data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto included elsewhere in this report.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(In Millions, Except Per Share Data)
Income Statement Data: (1)
Net sales	$713.9	$659.6	$623.7	$561.5	$521.1
Cost of sales	562.7	526.3	501.1	450.4	420.4
Gross margin	151.2	133.3	122.6	111.1	100.7
Operating expenses	128.5	119.2	114.3	104.8	98.4
Goodwill impairment	—	—	—	—	1.9
Gain on disposal of capital assets	—	(0.4)	—	—	(2.4)
Operating income	22.7	14.5	8.3	6.3	2.8
Interest expense, net	2.2	2.3	2.5	2.6	2.9
Income (loss) from continuing operations before income taxes	20.5	12.2	5.8	3.7	(0.1)
Provision (benefit) for income taxes	7.2	(17.2)	—	0.1	—
Net income (loss) from continuing operations	13.3	29.4	5.8	3.6	(0.1)
Per share:
Net income from continuing operations (basic and diluted)	0.52	1.17	0.23	0.15	—

Balance Sheet Data (at end of year):
Total assets	$202.3	$177.4	$158.0	$151.5	$137.5
Debt—bank, capital leases and other obligations(2)	55.5	48.6	63.7	62.0	59.8
Total shareholders’ equity	70.5	52.9	25.7	22.9	19.1

(1)	Amounts exclude operations classified as discontinued.
(2)	Debt includes both current and long-term portions of bank debt, capital leases and other obligations. See Note 4 to our consolidated financial statements.

ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a distributor of building materials used principally in new residential construction and in home improvement, remodeling and repair work. We distribute our products through 27 distribution centers serving 41 states and sell primarily to building materials dealers, national buying groups, home centers and industrial users, including makers of manufactured homes. Our products fall into three categories: (i) millwork, which includes doors, windows, moulding, stair parts and columns, (ii) general building products, which includes connectors, fasteners, composite decking, housewrap, roofing products and insulation, and (iii) wood products, which includes engineered wood products, such as floor systems, as well as wood panels and lumber.

Industry Conditions

Our sales depend heavily on the strength of local and national new residential construction, home improvement and remodeling markets. During the past several years, our results of operations have been adversely affected by the severe downturn in new housing activity in the United States.  However, new housing activity has shown moderate improvement each year since 2009, the trough period of the downturn.  In 2016, total housing starts increased 5%, to 1.2 million, but were still below the Historical Average of approximately 1.4 million. Based on the current level of housing activity and industry forecasts, we expect the increase in new housing activity could continue into 2017 but still remain below the Historical Average.

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

We believe we have the product offerings, distribution channel, personnel, systems infrastructure, financial, and competitive resources necessary for continued operations. Our future revenues, costs and profitability, however, are all likely to be influenced by a number of risks and uncertainties, including those set forth in Part I, Item 1A—:Risk Factors”.

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

Deferred tax assets and liabilities are recognized for the future tax benefits or liabilities attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates would be recognized in income in the period that includes the enactment date. We regularly review our deferred tax assets for recoverability and establish a valuation allowance when we believe that such assets may not be recovered, taking into consideration historical operating results, expectations of future earnings, changes in operations, the expected timing of the reversal of existing temporary differences and available tax planning strategies. Currently, we have significant deferred tax assets related to federal and state net operating loss carry-forwards. We carry a valuation allowance for state net operating loss carryforwards which we believe are more likely than not, will not be realized based on our projections of continued profitability for 2017 and beyond. Although we believe our estimates to be reasonable, differences in our future operating results from these projections could significantly change our estimates of and realization of these deferred tax assets in future periods.

Results of Operations

Fiscal 2016 Compared to Fiscal 2015

Continuing Operations

Net sales from continuing operations were $713.9 million in 2016, which were $54.3 million, or approximately 8%, higher than 2015. The increase was primarily due to higher levels of construction activity, the addition of a new product line and the acquisition of BenBilt which was completed on April 4, 2016.

Sales in the major product categories changed as follows in 2016 from 2015: millwork sales increased 12% to $363.9 million, building product sales increased 5% to $278.8 million, and wood products increased 1% to $71.2 million with a 12% increase in sales of engineered wood products and a 7% decrease in sales of other wood products. Fluctuations across product categories can occur based on general market conditions, new product incentives, promotions, changes in product lines, and commodity pricing, among other things.

Gross margin increased approximately 13% to $151.2 million, or 21.2% of sales, in 2016 as compared to $133.3 million, or 20.2% of sales, in 2015.  The increase in gross margin percentage was primarily due to our operational initiatives, as well as improved product mix as we continue to expand our value-add capabilities to service the repair/remodel construction segment.

Operating expenses increased 8% to $128.5 million, or 18.0% of sales, in 2016, compared to $119.2 million, or 18.1% of sales, in 2015.  The increase in operating expenses was primarily due to an increase in personnel costs, which increased $6.7 million, principally due to wage increases, hiring of additional personnel, and expenses attributable to higher variable costs associated with increased sales. We recorded total stock-based compensation expense of $1.7 million in 2016 compared to $1.8 million in 2015.  Non personnel expenses were $2.1 million higher in 2016 as compared to 2015 primarily due to the acquisition of BenBilt.

Net interest expense was $2.2 million in 2016 compared to $2.3 million in 2015.  The decrease was primarily due to lower average debt in 2016 versus 2015.

An income tax provision of $7.2 million was recognized for the year ended December 31, 2016. An income tax benefit of $17.2 million was recognized for the year ended December 31, 2015. The 2015 income tax benefit primarily relates to the Company’s release of all of its valuation allowance related to federal and a significant portion of certain state net operating loss carryforwards.

As a result of the foregoing factors, we reported income from continuing operations of $13.3 million in 2016 as compared to $29.4 million in 2015.

Discontinued Operations

We recorded income of $3.0 million in after-tax income from discontinued operations in 2016 primarily as a result of payments received from settlement agreements with insurers, as well as with Crane Co., in connection with the declaratory action filed in the United States court for the Eastern District of Missouri.  We recorded a loss of $3.4 million after tax in 2015 due to environmental and related legal expenses.  See Part I, Item 3—“Legal Proceedings”.

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

Shareholder Rights Plan

On May 18, 2016, the Company’s Board of Directors issued one preferred share purchase right (a “Right”) for each share of our common stock issued and outstanding as of the close of business on May 31, 2016 and adopted a shareholder rights plan, as set forth in the rights agreement entered into on the same date between the Company and Computershare Trust Company, N.A. (the “Rights Agreement”).  The Rights Agreement will expire on the earliest of (i) the date of the Company’s 2017 Annual Meeting if the Company’s stockholders do not approve the Rights Agreement, (ii) May 18, 2019, (iii) the time at which the Rights are redeemed or exchanged, as provided for in the Rights Agreement, (iv) the repeal of Section 382 of the Internal Revenue Code if the Board determines that the Rights Agreement is no longer necessary for the preservation of the Company’s net operating loss carryforwards (“NOLs”), and (v) the beginning of a taxable year of the Company to which the Board determines that no NOLs may be carried forward. The Company adopted the Rights Agreement to protect stockholder value by attempting to diminish the risk that the Company’s ability to use its net operating losses (“NOLs”) to reduce potential future federal income tax obligations may become substantially limited.

See Note 13 − “Rights Agreement” of the Notes to Condensed Consolidated Financial Statements in Item 8 for more information regarding the Rights Agreement.

Liquidity and Capital Resources

We depend on cash flow from operations and funds available under our revolving credit facility to finance seasonal working capital needs, capital expenditures and any acquisitions that we may undertake. Our working capital requirements are generally greatest in the second and third quarters, which reflect the seasonal nature of our business. The second and third quarters are also typically our strongest operating quarters, largely due to more favorable weather throughout many of our markets compared to the first and fourth quarters. We typically generate cash from working capital reductions in the fourth quarter of the year and build working capital during the first quarter in preparation for our second and third quarters. We also maintain significant inventories to meet the rapid delivery requirements of our customers and to enable us to obtain favorable pricing, delivery and service terms with our suppliers. At December 31, 2016 and 2015, inventories and accounts receivables constituted approximately 69% and 68% of our total assets, respectively. We also closely monitor operating expenses and inventory levels during seasonally affected periods and, to the extent possible, manage variable operating costs to minimize seasonal effects on our profitability.

Operations—Cash provided by operating activities decreased by $0.1 million to $17.0 million in 2016, compared to $17.1 million in 2015. In 2016, our net income decreased $9.4 million compared to 2015.  The decline in net income was due to recording a $7.2 million provision for income taxes in 2016 while recognizing an income tax benefit of $17.2 million related to the release of a significant portion of our valuation allowance on our net deferred tax assets in 2015. Income from continuing operations before income taxes increased $8.3 million to $20.5 million. Accounts receivable increased by $1.5 million and $7.8 million during 2016 and 2015, respectively. Days’ sales outstanding decreased by 0.2 days to 32.9 days at December 31, 2016 from 33.1 days at December 31, 2015 based on annualized fourth quarter sales and quarter end accounts receivable balances for the respective periods.  Inventory increased by $14.6 million in 2016 compared to a decrease of $1.5 million in 2015. Our inventory turns decreased to 6.2 turns in 2016 from 7.3 turns in 2015.  Accounts payable increased by $2.7 million during 2016 compared to a $4.2 million increase in 2015. The change in accounts payable was generally due to the timing of purchases and payments. Days’ payable outstanding increased to 33.4 at December 31, 2016 from 32.2 at December 31, 2015 based on annualized fourth quarter costs of goods sold and quarter-end accounts payable balances for the respective periods.

Investing—Net cash used in investing activities was $21.4 million in 2016, as compared to $0.3 million in 2015.  The Company borrowed $17.3 million from our credit facility for the acquisition of BenBilt in the second quarter of 2016.  In 2016 we invested $4.1 million in property and equipment at various locations.  In 2015 we received $2.5 million in proceeds for the sale of Southwest Roofing Supply branch and invested $2.8 million in property and equipment at various locations.

Financing—Cash provided by financing activities of $4.4 million in 2016 reflected net debt borrowings of $6.0 million under our credit facility, payments of $1.2 million for capital lease and other debt obligations and $0.4 million for the repurchase of 0.1 million shares of common stock in conjunction with the employee tax liability.  Net borrowings included amounts borrowed to fund the acquisition of BenBilt. Cash used in financing activities of $17.0 million in 2015 reflected net debt payments of $14.7 million under our credit facility, payments of $1.7 million for capital lease and other debt obligations, and $0.6 million for the repurchase of 0.2 million shares of common stock in conjunction with employee tax liability. The shares repurchased were retired in both years.

The Company believes that cash generated from its operations and funds available under the credit facility will provide sufficient funds to meet the operating needs of the Company for at least the next twelve months.  However, if the Company’s availability falls below the required threshold and the Company does not meet the fixed charge coverage ratio, its lenders would have the right to terminate the loan commitments and accelerate the repayment of the entire amount outstanding under the credit facility.  The lenders could also foreclose on the Company’s assets that secure the credit facility.  If the credit facility is terminated, the Company would be forced to seek alternative sources of financing, which may not be available on terms acceptable to it, or at all.

Credit Facility—See Note 4 – “Debt” in the Notes to Consolidated Financial Statements in Item 8 for information on our credit agreement.

Off-Balance Sheet Arrangements

In addition to funds available from operating cash flows and our bank credit facility as described above, we use operating leases, which are considered to be off balance sheet. Operating leases are employed as an alternative to purchasing certain property, plant and equipment. Future rental commitments, extending through 2022, under all non-cancelable operating leases in effect at December 31, 2016 totaled $34.8 million.

Commitments and Contingencies

The table below summarizes our contractual obligations as of December 31, 2016 (in millions):

		Payments Due by Period
			2018-	2020-	Beyond
	Total	2017	2019	2021	2022
Long-term debt, including current portion (1)	$55.5	$1.0	$53.8	$0.7	$—
Operating lease obligations (2)	34.2	9.9	15.9	7.4	1.0
Total	$89.7	$10.9	$69.7	$8.1	$1.0

(1)	Amounts represent the expected cash payments of our long-term debt and do not include any fair value adjustments.
(2)	Amounts are net of minimum sublease income.

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

There are a number of factors, some of which are beyond our control that could cause our actual results to differ materially from those expressed or implied in the forward-looking statements. These factors include, but are not limited to: the strength of construction, home improvement and remodeling markets and the recovery of the homebuilding industry to levels consistent with the Historical Average; the cyclical nature of our industry; the uncertainties resulting from changes to policies and laws following the U.S. election in November 2016; the cost of environmental compliance, including actual expenses we may incur to resolve proceedings we are involved in arising out of a formerly owned facility in Montana; any limitations on our ability to utilize our deferred tax assets to reduce future taxable income and tax liabilities; our ability to comply with, and the restrictive effect of, the financial covenant applicable under our credit facility; the loss of a significant customer; deterioration of our customers’ creditworthiness or our inability to forecast such deteriorations; commodity prices; risks associated with our private brands; termination of key supplier relationships; risks of international suppliers; competition with existing or new industry participants; goodwill impairment;  the seasonality of our operations; significant uninsured claims; federal and state transportation regulations; fuel cost increases; our failure to attract and retain key personnel; deterioration in our relationship with our unionized employees, including work stoppages or other disputes; funding requirements for multi-employer pension plans for our unionized employees; product liability claims and other legal proceedings; the integration of any business we acquire and the liabilities of such businesses; and those set forth under Item 1A – “Risk Factors.” These factors may not constitute all factors that could cause actual results to differ from those discussed in any forward-looking statement. Accordingly, forward-looking statements should not be relied upon as a predictor of actual results.

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have exposure to market risk as it relates to effects of changes in interest rates. We had debt outstanding at December 31, 2016 under our credit facility of $52.2 million.

All of our debt under our revolving credit facility accrues interest at a floating-rate basis. If market interest rates for LIBOR had been different by an average of 1% for the year ended December 31, 2016, our interest expense and income before taxes would have changed by $0.6 million. These amounts are determined by considering the impact of the hypothetical interest rates on our borrowing cost. This analysis does not consider the effects of any change in the overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management may take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our financial structure.

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

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Huttig Building Products, Inc.:

We have audited the accompanying consolidated balance sheets of Huttig Building Products, Inc. and subsidiary (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016. We also have audited Huttig Building Products, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Huttig Building Products, Inc.’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Huttig Building Products, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) .

The Company acquired the assets of BenBilt during the year ended December 31, 2016, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, BenBilt’s internal control over financial reporting associated with total assets representing 8.6 percent of consolidated assets, and total net sales representing 3.2 percent of consolidated net sales, included in the consolidated financial statements of the Company as of and for the year ended December 31, 2016.  Our audit of internal control over financial reporting of Huttig Building Products, Inc. also excluded an evaluation of the internal control over financial reporting of BenBilt.

/s/ KPMG LLP

St. Louis, Missouri

March 2, 2017

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2016	2015	2014
	(In millions, except per share data)
Net sales	$713.9	$659.6	$623.7
Cost of sales	562.7	526.3	501.1
Gross margin	151.2	133.3	122.6
Operating expenses	128.5	119.2	114.3
Gain on disposal of assets	—	(0.4)	—
Operating income	22.7	14.5	8.3
Interest expense, net	2.2	2.3	2.5
Income from continuing operations before income taxes	20.5	12.2	5.8
Provision (benefit) for income taxes	7.2	(17.2)	—
Net income from continuing operations	13.3	29.4	5.8
Net income (loss) from discontinued operations, net of taxes of $1.8, ($1.9) and $0.0, respectively	3.0	(3.4)	(3.6)
Net income	$16.3	$26.0	$2.2

Net income from continuing operations per share - basic and diluted	$0.52	$1.17	$0.23
Net income (loss) from discontinued operations per share - basic and diluted	$0.12	$(0.14)	$(0.15)
Net income per share - basic and diluted	$0.64	$1.04	$0.09

Weighted average shares outstanding:
Basic and diluted shares outstanding	24.5	24.1	23.5

See notes to consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015
	(In millions)
ASSETS
Current Assets:
Cash and equivalents	$0.3	$0.3
Trade accounts receivable, net	59.3	56.3
Inventories	81.0	64.3
Other current assets	9.5	7.3
Total current assets	150.1	128.2

Property, Plant and Equipment:
Land	5.0	4.3
Building and improvements	29.7	26.5
Machinery and equipment	43.5	37.3
Gross property, plant and equipment	78.2	68.1
Less accumulated depreciation	53.3	50.9
Property, plant and equipment, net	24.9	17.2

Other Assets:
Goodwill	9.5	6.3
Other	7.5	1.7
Deferred income taxes	10.3	24.0
Total other assets	27.3	32.0

Total Assets	$202.3	$177.4

See notes to consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015
	(In millions)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$1.0	$1.2
Trade accounts payable	47.2	43.6
Deferred income taxes	—	4.9
Accrued compensation	6.8	5.5
Other accrued liabilities	15.1	13.8
Total current liabilities	70.1	69.0
Non-current Liabilities:
Long-term debt, less current maturities	54.5	47.4
Other non-current liabilities	7.2	8.1
Total non-current liabilities	61.7	55.5

Shareholders’ Equity:
Preferred shares; $.01 par (5,000,000 shares authorized)	—	—
Common shares; $.01 par (50,000,000 shares authorized: 25,638,862 shares issued and outstanding at December 31, 2016 and 24,977,208 at December 31, 2015)	0.3	0.2
Additional paid-in capital	42.8	41.6
Retained earnings	27.4	11.1
Total shareholders’ equity	70.5	52.9

Total Liabilities and Shareholders’ Equity	$202.3	$177.4

See notes to consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Shares	Additional	Retained Earnings	Total
	Outstanding,	Paid-In	(Accumulated	Shareholders’
	at Par Value	Capital	Deficit)	Equity
	(In millions)
Balance at January 1, 2014	$0.2	$39.8	$(17.1)	$22.9
Net income and comprehensive income	—	—	2.2	2.2
Repurchase of shares of common stock	—	(0.8)	—	(0.8)
Stock compensation expense	—	1.4	—	1.4
Balance at December 31, 2014	0.2	40.4	(14.9)	25.7
Net income and comprehensive income	—	—	26.0	26.0
Repurchase of shares of common stock	—	(0.6)	—	(0.6)
Stock compensation expense	—	1.8	—	1.8
Balance at December 31, 2015	0.2	41.6	11.1	52.9
Net income and comprehensive income	—	—	16.3	16.3
Repurchase of shares of common stock	—	(0.4)	—	(0.4)
Stock compensation expense	0.1	1.6	—	1.7
Balance at December 31, 2016	$0.3	$42.8	$27.4	$70.5

See notes to consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2016	2015	2014
	(In millions)
Cash Flows From Operating Activities:
Net income	$16.3	$26.0	$2.2
Adjustments to reconcile net income to cash provided by operations:
Net (income) loss from discontinued operations	(3.0)	3.4	3.6
Depreciation and amortization	3.9	3.0	3.1
Non-cash interest expense	0.4	0.4	0.3
Stock compensation expense	1.7	1.8	1.4
Deferred taxes	8.8	(19.1)	—
Gain on disposal of capital assets	—	(0.4)	—
Changes in operating assets and liabilities:
Trade accounts receivable	(1.5)	(7.8)	(4.6)
Inventories	(14.6)	1.5	(0.7)
Trade accounts payable	2.7	4.2	(1.4)
Other	(0.7)	3.2	0.4
Cash provided by continuing operating activities	14.0	16.2	4.3
Cash provided by (used in) discontinued operating activities	3.0	0.9	(0.5)
Total cash provided by operating activities	17.0	17.1	3.8
Cash Flows From Investing Activities:
Capital expenditures	(4.1)	(2.8)	(1.8)
Acquisition	(17.3)	—	—
Proceeds from disposition of capital assets	—	2.5	—
Cash used in investing activities	(21.4)	(0.3)	(1.8)
Cash Flows From Financing Activities:
Payments of long-term debt and revolving credit debt agreements	(198.3)	(183.8)	(205.2)
Borrowings of long-term debt and revolving credit debt agreements	204.3	169.1	205.6
Repayments of capital lease and other obligations	(1.2)	(1.7)	(1.7)
Repurchase of shares of common stock	(0.4)	(0.6)	(0.8)
Cash provided by (used in) financing activities	4.4	(17.0)	(2.1)
Net decrease in cash and equivalents	—	(0.2)	(0.1)
Cash and equivalents, beginning of year	0.3	0.5	0.6
Cash and equivalents, end of year	$0.3	$0.3	$0.5

Supplemental Disclosure of Cash Flow Information:
Interest paid	$1.9	$1.8	$2.2
Income taxes paid	0.4	—	—
Non-cash financing activities:
Assets acquired with debt obligations	2.0	1.4	2.4
Debt issuance costs financed	—	—	0.6

See notes to consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

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

Inventory— Inventories are valued at the lower of cost or market. The Company’s entire inventory is comprised of finished goods. The Company reviews inventories on hand and records a provision for slow-moving and obsolete inventory. The provision for slow-moving and obsolete inventory is based on historical and expected sales. Approximately 91% of inventories were determined by using last-in, first-out (“LIFO”) method of inventory valuation as of December 31, 2016 and December 31, 2015. The balance of all other inventories is determined by the average cost method. The FIFO cost would be higher than the LIFO valuation by $13.4 million at December 31, 2016 and $13.6 million at December 31, 2015.

Supplier Rebates—The Company enters into agreements with certain vendors providing for inventory purchase based rebates upon purchasing volumes. The Company accrues the receipt of rebates based on purchases and records vendor rebates as a reduction of the cost of inventory purchased.

Property, Plant and Equipment—Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets and is charged to operating expenses. Buildings and improvements lives range from 3 to 25 years. Machinery and equipment lives range from 3 to 10 years. The Company recorded depreciation expense of $3.0 million, $2.9 million and $3.0 million in 2016, 2015 and 2014, respectively.

Goodwill—Goodwill for each reporting unit is reviewed for impairment annually or more frequently if certain indicators arise. The Company also reassesses useful lives of previously recognized intangible assets. The Company first assesses the qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. The Company does not calculate the fair value of a reporting unit unless it determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. If the two-step quantitative test is deemed necessary, the Company calculates the fair value using multiple assumptions of its future operations to determine future discounted cash flows including but not limited to such factors as sales levels, gross margin rates, capital requirements and discount rates. The carrying value of goodwill is considered impaired when a reporting unit’s fair value is less than its carrying value. In that event, goodwill impairment is recognized to the extent recorded goodwill exceeds the implied fair value of that goodwill. Our assumptions may change significantly in the future resulting in goodwill impairments in future periods. See Note 2, “Goodwill and Other Intangible Assets” for additional information.

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

Shipping and Handling—Costs associated with shipping and handling products to the Company’s customers are charged to operating expense. Shipping and handling costs were $30.2 million, $28.8 million and $30.3 million in 2016, 2015 and 2014, respectively.

Accounting For Stock-Based Compensation— The Company has stock-based compensation plans covering the majority of its employee groups and a plan covering the Company’s Board of Directors. The Company accounts for share-based compensation utilizing the fair value recognition provisions. The Company recognizes compensation cost for equity awards on a straight-line basis over the requisite service period for the entire award. See Note 9, “Stock and Incentive Compensation Plans” for additional information.

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

Concentration of Credit Risk—The Company grants credit to customers, substantially all of whom are dependent upon the construction sector. The Company periodically evaluates its customers’ financial condition but does not generally require collateral. Customers with high credit risk may be required to pay up front. A significant portion of our sales are concentrated with a relatively small number of our customers. Our top ten customers represented 43% of our sales in 2016. The Company had a single customer representing 14% of total sales in 2016, 13% of total sales in 2015 and 12% of total sales in 2014. This customer is a buying group for multiple building material dealers.

Collective Bargaining Agreements—As of December 31, 2016, 13% of our employees were represented by eight collective bargaining agreements with three of the agreements currently in negotiations or expiring in 2017.  With regard to the three expiring agreements, 8% of our employees were covered thereunder.

Segments— Segment Reporting, defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. At December 31, 2016 and 2015, under the definition of a segment, each of our branches is considered an operating segment of our business. Operating segments may be aggregated if the operating segments have similar economic characteristics and if the nature of the products, distribution methods, customers and regulatory environments are similar. The Company has aggregated its branches into one reporting segment.

2.    GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets are reviewed for impairment annually or more frequently if certain indicators arise. In addition, the statement requires reassessment of the useful lives of previously recognized intangible assets.

The Company uses a two-step process for impairment testing of goodwill. During the fourth quarter in each of 2016, 2015 and 2014, the Company performed the annual test for impairment of its reporting units and there was no impairment of goodwill.   The following table summarizes goodwill activity for the three years in the period ended December 31, 2016 (in millions):

		Accumulated	Goodwill,
	Goodwill	Impairments	Net
Balance at January 1, 2014	$18.1	$(11.8)	$6.3
No activity in 2014	—	—	—
Balance at December 31, 2014	18.1	(11.8)	6.3
No activity in 2015	—	—	—
Balance at December 31, 2015	18.1	(11.8)	6.3
Addition in 2016	3.2	—	3.2
Balance at December 31, 2016	$21.3	$(11.8)	$9.5

Information regarding the Company’s other amortizable intangible assets is as follows (in millions):

			Accumulated
	Cost		Amortization
	2016	2015	2016	2015

Customer relationships	$4.9	$1.4	$1.1	$0.9
Trademarks	1.6	0.0	0.2	0.0
Other	1.6	0.0	0.4	0.0
Total amortizable intangible assets (1)	$8.1	$1.4	$1.7	$0.9

(1)	Amortizable intangible assets are included in “Other Assets.”

Customer relationships are amortized over 15 to 16 years. Trademarks are amortized over five years and other intangibles are amortized over three years.

The estimated intangible asset amortization expense, by year and in the aggregate, consisted of the following at December 31, 2016 (in millions):

Amortization
2017	$1.2
2018	1.2
2019	0.8
2020	0.6
2021	0.3
Thereafter	2.3
Total	$6.4

3.    ALLOWANCE FOR DOUBTFUL ACCOUNTS

The allowance for doubtful accounts consisted of the following (in millions):

	December 31,
	2016	2015	2014
Balance at beginning of year	$0.8	$0.6	$0.6
Provision charged to expense	—	0.3	0.2
Write-offs, less recoveries	(0.1)	(0.1)	(0.2)
Balance at end of year	$0.7	$0.8	$0.6

The Company recorded bad debt expense of less than 0.1% of net sales in each of 2016, 2015 and 2014.

4.    DEBT

Debt consisted of the following (in millions):

	December 31,
	2016	2015
Revolving credit facility	$52.2	$46.1
Other obligations	3.3	2.5
Total debt	55.5	48.6
Less current portion	1.0	1.2
Long-term debt	$54.5	$47.4

Credit Facility—The Company has a $160.0 million asset-based senior secured revolving credit facility (“credit facility”). Borrowing availability under the credit facility is based on eligible accounts receivable, inventory and real estate. The real estate component of the borrowing base amortizes monthly over 12.5 years on a straight-line basis. Borrowings under the credit facility are collateralized by substantially all of the Company’s assets and are subject to certain operating limitations applicable to a loan of this type, which, among other things, place limitations on indebtedness, liens, investments, mergers and acquisitions, dispositions of assets, cash dividends and transactions with affiliates. The credit facility matures on May 28, 2019 and all amounts borrowed are due and payable on that date.

At December 31, 2016, under the credit facility, the Company had revolving credit borrowings of $52.2 million outstanding at a weighted average interest rate of 2.27% per annum, letters of credit outstanding totaling $3.0 million, primarily for health and workers’ compensation insurance, and $76.5 million of additional committed borrowing capacity.  The Company pays an unused commitment fee of 0.25% per annum. In addition, the Company had $3.3 million of capital leases and other obligations outstanding at December 31, 2016.

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

Maturities—At December 31, 2016, the aggregate scheduled maturities of debt were as follows (in millions):

2017	$1.0
2018	0.9
2019	52.9
2020	0.4
2021	0.3
Total	$55.5

The fair value of long-term debt, as calculated using the aggregate cash flows from principal and interest payments over the life of the debt, was approximately $52.2 million and $46.1 million at December 31, 2016 and 2015, respectively, based upon a discounted cash flow analysis using current market interest rates. The fair value measurement inputs for long-term debt are classified as Level 3 (unobservable inputs) in the valuation hierarchy.

5.    PREFERRED SHARES

The Company has authorized 5.0 million shares of $0.01 par value preferred stock, of which 400,000 shares have been designated as Series A Junior Participating Preferred Stock.  No such shares have been issued. See Note 13, “Rights Agreement” for information concerning a rights agreement pursuant to which shares of the Series A Junior Participating Preferred Stock may be issued.

6.    OTHER ACCRUED LIABILITIES

The Company has other accrued liabilities at December 31, 2016 and December 31, 2015 of $15.1 million and $13.8 million, respectively. Liabilities for self-insurance accruals were $3.8 million and $4.3 million, amounts due for sales incentive programs were $5.3 million and $4.2 million and deferred rent was $0.6 million and $0.8 million at December 31, 2016 and 2015, respectively.

7.    COMMITMENTS AND CONTINGENCIES

The Company leases certain of its vehicles, equipment and distribution facilities from various third parties with non-cancelable operating leases with various terms. Certain leases contain renewal or purchase options. Future minimum payments, by year, and in the aggregate, under these leases with initial terms of one year or more consisted of the following at December 31, 2016 (in millions):

	Non-cancelable	Minimum
	Operating	Sublease
	Leases	Income	Net
2017	$10.3	$(0.4)	$9.9
2018	8.9	(0.1)	8.8
2019	7.2	(0.1)	7.1
2020	4.6	—	4.6
2021	2.8	—	2.8
Thereafter	1.0	—	1.0
Total minimum lease payments	$34.8	$(0.6)	$34.2

Operating lease obligations expire in varying amounts through 2022. Rental expense for all operating leases was $13.6 million, $13.3 million and $13.3 million in 2016, 2015 and 2014, respectively. Sublease income was $0.9 million, $0.9 million and $0.8 million in 2016, 2015 and 2014, respectively.

The Company carries insurance policies with coverage and other terms that it believes to be appropriate. The Company generally has self-insured retention limits and has obtained fully insured layers of coverage above such self-insured retention limits. Accruals for self-insurance losses are made based on claims experience. Liabilities for existing and unreported claims are accrued for when it is probable that future costs will be incurred and can be reasonably estimated.

The Company is required to remediate a property formerly owned in Montana pursuant to a unilateral administrative order issued by the DEQ. On February 18, 2015, the DEQ issued an amendment to the unilateral administrative order of the DEQ outlining the final remediation of the property in its ROD.  Under the ROD, the DEQ estimated the remediation costs of the property to be $8.3 million.

The Company submitted a comprehensive final RAWP in September 2015 that was approved by the DEQ.  During the process of finalizing the RAWP in the third quarter of 2015 the Company considered a multitude of factors including, but not limited to, consultation with third party experts, the evaluation of remedial action alternatives, and discussions with DEQ.  The culmination of the information, data, and risk analysis resulted in excluding certain potential cost saving remedial action alternatives from the final RAWP that had been previously proposed for inclusion in the RAWP.  Eliminating these potential cost savings remedial action alternatives from the final RAWP caused the Company to reassess the total estimated remediation costs of the project.    The Company estimates the total remaining cost of implementing the RAWP to be $7.1 million at December 31, 2016 with respect to the contingent liability as compared to $8.0 million at December 31, 2015.

The Company is currently implementing the RAWP and has commenced field work at the Montana site subject to DEQ oversight and approval.

As of December 31, 2016, the Company believes the accrual represents a reasonable best estimate of the total remaining remediation costs, based on facts, circumstances, and information currently available to Huttig.  However, there are currently unknown variables relating to the actual levels of contaminants and amounts of soil that will ultimately require treatment or removal and as part of the remediation process, additional soil and groundwater sampling, and bench and pilot testing is required to ensure the remediation will achieve the projected outcome required by the DEQ.  Potential indemnification or other claims we may be able to assert against third parties and possible insurance coverage have also been considered but any potential recoveries have not been recognized at this time. The ultimate final amount of remediation costs and expenditures are difficult to estimate with certainty and as a result, the amount of actual costs and expenses ultimately incurred by Huttig with respect to this property could be lower than, or exceed the amount accrued as of December 31, 2016 by a material amount and could have a material adverse effect on our liquidity, financial condition or operating results of any fiscal quarter or year in which estimated costs or additional expenses are, or not incurred.

On June 29, 2015, certain private plaintiffs owning properties adjacent to the Montana site sued the Company, Crane Co., and other defendants in the Montana Fourth Judicial District Court seeking remediation of the property in excess of what is contemplated by the ROD and other damages (the “Montana Lawsuit”). The Company has entered into a settlement agreement which has been recorded in the financial statements at December 31, 2016.

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

8.    EMPLOYEE BENEFIT PLANS

Defined Contribution Plans—The Company sponsors a qualified defined contribution plan covering substantially all its employees. The plan provides for Company matching contributions based upon a percentage of the employee’s voluntary contributions.  The Company reinstated the matching contributions in July 2016, which had been suspended in January 2009. The Company’s matching contribution in 2016 was $0.6 million.

Defined Benefit Plans—The Company participates in several multi-employer pension plans that provide benefits to certain employees under collective bargaining agreements.  The risks of participating in these multi-employer plans are different from single-employer plans in the following aspects:  (1) assets contributed to the multi-employer plan by one employer may be used to provide benefits to employees of other participating employers, (2) if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers, and (3) if the Company chooses to stop participating in some of its multi-employer plans, the Company may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability.  The Company’s total contributions to these plans were $0.8 million, $1.0 million, and $0.6 million in the years ended December 31, 2016, 2015, and 2014, respectively.  A majority of the contributions were to the Western Conference of Teamsters Pension Plan.  The Company does not contribute more than 5% percent of total contributions for any of these multi-employer pension plans.  The Company’s participation in the multi-employer pension plans as of December 31, 2016 is outlined in the table below.

					Expiration Date
		Pension	Financial		of Collective-	12/31/2016
		Protection Act	Improvement	Surcharge	Bargaining	Company
Legal Name of Plan	EIN - Plan Number	Zone Status	Plan	Imposed	Agreement	Participants
Western Conference of Teamsters Pension Plan	91-6145047 - 001	Funded > 80%	No	No	12/31/2016 to	92
					4/30/2018
Southern California Lumber Industry Retirement Fund	95-6035266 - 001	Funded > 80%	No	No	6/30/2017	17
Central States, Southeast and Southwest Areas Pension Plan	36-6044243 - 001	Funded < 65%	Implemented	No	12/27/2020	3

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

9.    STOCK AND INCENTIVE COMPENSATION PLANS

Incentive Compensation Plan

The Company’s EVA Incentive Compensation Plan was terminated effective upon the stockholders’ approval of the 2015 amendment to the Company’s 2005 Executive Incentive Compensation Plan, which was adopted in 2005 and subsequently amended in 2007, 2009, 2012, and 2015 (“2005 Plan”).  Instead, performance-based goals for 2015 annual cash incentive awards were adopted under the new amended plan, and awards issued thereunder subject to the limitations set forth in the plan.  The Company recorded $1.4 million, $1.3 million and $1.0 million in expense related to compensation plans in the years ended December 31, 2016, 2015 and 2014, respectively.

In 2016, the Company adopted a long-term performance based plan and defined contribution supplemental retirement plan and incurred $0.3 million in total expense for the year ended December 31, 2016 for these plans.

2005 Executive Incentive Compensation Plan

Under the Company’s 2005 Plan, incentive awards of up to 6,125,000 shares of common stock may be granted.  The 2005 Plan allows the Company to grant awards to key employees, including restricted stock awards, stock options, other stock-based incentive awards and cash based incentive awards subject primarily to the requirement of continued employment. Awards under the 2005 Plan are available for grant over a ten-year period unless terminated earlier by the Board of Directors. No options were issued in 2016, 2015 or 2014. The Company granted 756,492, 500,468, and 456,253 shares of restricted stock in 2016, 2015, and 2014, respectively.  No monetary consideration is paid to the Company by employees who receive restricted stock. The restricted shares vest ratably over three to five years.  Restricted stock can be granted with or without performance restrictions.

2005 Non-Employee Directors’ Restricted Stock Plan

Under the Company’s 2005 Non-Employee Directors’ Restricted Stock Plan, which was adopted in 2005 and subsequently amended in 2007, 2009, 2012, and 2015, incentive awards of up to 575,000 shares of common stock may be granted.   Awards under this plan are available for grant over a ten-year period expiring March 31, 2025, unless terminated earlier by the Board of Directors.  The Company granted 53,274 and 90,820 shares of restricted stock in 2016 and 2015, respectively.  The Company granted 20,688 restricted stock units in 2014.  These grants vest approximately one year later on the date of the following annual stockholders’ meeting on which they are granted.

Accounting For Stock-Based Compensation

The Company recognized approximately $1.7 million, $1.8 million, and $1.4 million in non-cash stock compensation expense for restricted stock awards in 2016, 2015 and 2014, respectively.

At December 31, 2016, the Company had 1,037,233 shares available for future awards under all of its stock compensation plans.  The Company issued 373,595 shares  of restricted stock in 2017.

Stock Options

The Company did not grant stock options in 2016, 2015 or 2014. There are no outstanding stock options at December 31, 2016.

Restricted Stock and Restricted Stock Units

Restricted stock grants are recorded as unearned compensation on the date of grant in additional paid in capital at fair market value. The unearned compensation is being amortized to expense over the requisite service periods.

The following summary presents the information regarding the restricted stock and restricted stock units for the three years in the period ended December 31, 2016:

					Average
		Weighted	Average	Aggregate	Remaining	Unrecognized
		Average	Remaining	Intrinsic	Vesting	Compensation
	Shares	Grant Date	Contractual	Value	Period	Expense
	(000’s)	Fair Value	Term (Years)	(000’s)	(months)	(000’s)
Outstanding at January 1, 2014	1,808	$1.48
Granted	477	3.64
Restricted stock vested	(862)	1.13
Forfeited	(19)	1.37
Outstanding at December 31, 2014	1,404	2.44
Granted	591	3.24
Restricted stock vested	(781)	2.03
Forfeited	(116)	3.45
Outstanding at December 31, 2015	1,098	3.16
Granted	810	3.94
Restricted stock vested	(552)	2.75
Forfeited	(7)	3.28
Outstanding at December 31, 2016	1,349	$3.64	8.3	$8,825	7.7	$2,973
Restricted stock and restricted stock units vested at December 31, 2016	134	$2.56	N/A	$874	N/A	N/A

10.    INCOME TAXES

The provision for income taxes, relating to continuing operations, is composed of the following as of December 31, 2016, 2015, and 2014 (in millions):

	2016	2015	2014
Current:
U.S. Federal expense (benefit)	$0.1	$(0.1)	$(0.1)
State and local tax	0.3	0.1	0.1
Total current	0.4	—	—
Deferred:
U.S. Federal tax	6.9	(16.4)	—
State and local tax	(0.1)	(0.8)	—
Total deferred	6.8	(17.2)	—

Total income tax	$7.2	$(17.2)	$—

A reconciliation of income taxes based on the application of the statutory federal income tax rate to income taxes as set forth in the consolidated statements of income follows for the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
Federal statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in taxes resulting from:
State and local taxes	2.0	2.0	2.0
Nondeductible items	0.8	1.9	4.5
Other, net	(0.1)	(0.8)	(1.7)
Change in valuation allowance	(2.4)	(177.9)	(39.5)
Effective income tax rate	35.3%	(139.8)%	0.3%

At December 31, 2016, our valuation allowance on deferred tax assets was approximately $6.4 million compared to $7.2 million at December 31, 2015. At December 31, 2016 and 2015, the valuation allowance primarily relates to individual state net operating loss carryforwards that are not more likely than not to be realized in future periods. At December 31, 2014, the Company maintained a full valuation allowance on its net deferred tax asset position. In each reporting period, we assess the available positive and negative evidence to estimate if sufficient future taxable income would be generated to utilize the existing deferred tax assets. Our history of operating losses limits the weight we applied to other subjective evidence such as our projections for future profitability in certain states. Before we change our judgment on the need for a full valuation allowance, a sustained period of operating profitability is required.

In 2016, our net income improvement and future projections allowed us to release and benefit from $0.8 million in reduction in valuation allowance on certain state net operating loss carryforwards. In 2015, our operations were in a position of three year cumulative profits. We concluded that as a result of (i) our cumulative profits, (ii) achieving full year profitability in 2013 and 2014, (iii) the issuance of the DEQ final record of decision on our formerly owned property in Montana and our subsequent completion of the final RAWP approved by DEQ, (iv) our 2015 business results, and (v) our projections of continued profitability for 2016 and beyond, that it is more likely than not that a significant portion of our deferred tax assets will be realized. Accordingly, in 2015, we released a significant portion of our valuation allowance on our net deferred tax assets, resulting in a $22.5 million benefit in our provision for income taxes.

The income tax expense from continuing operations for 2016 was $7.2 million on income before taxes of $20.5 million. The income tax expense from discontinued operations for 2016 was $1.8 million on a net income before taxes of $4.8 million.  For 2015, income tax benefit of $17.2 million was recorded on income of $12.2 million. In 2016, the difference between our effective tax rate and the U.S. statutory rate was primarily due to the release of a portion of the valuation allowance on our net deferred tax assets, as discussed above. In 2015, the difference between our effective tax rate and the U.S. statutory rate was primarily due to the release of a significant portion of the valuation allowance on our net deferred tax assets, as discussed above.

At December 31, 2016, the Company had gross deferred tax assets of $25.9 million and a valuation allowance $6.4 million, netting to deferred tax assets of $19.5 million.  The Company had deferred tax liabilities of $9.2 million at December 31, 2016.  The Company had $10.3 and $19.1 million net deferred tax assets at December 31, 2016 and 2015, respectively. The change in net deferred tax assets related to the continued utilization of net operating loss carryforwards offsetting taxable income in 2016.

Deferred income taxes at December 31, 2016 and 2015 are comprised of the following (in millions):

	2016		2015
	Assets	Liabilities	Assets	Liabilities
Income tax loss carryforwards	$15.4	$—	$24.1	$—
Other accrued liabilities	3.4	—	3.5	—
Employee benefits related	2.6	—	2.5	—
Property, plant and equipment	1.3	—	1.4	—
Insurance related	0.9	—	1.2	—
Goodwill	0.6	—	0.7	—
Inventories	1.2	—	1.0	—
Accounts receivables	0.2	—	0.3	—
LIFO	—	8.6	—	8.0
Other	0.3	0.6	0.1	0.5
Gross deferred tax assets and liabilities	25.9	9.2	34.8	8.5
Valuation allowance	(6.4)	—	(7.2)	—
Total	$19.5	$9.2	$27.6	$8.5

The Company has both federal and state tax loss carryforwards reflected above. The Company’s federal tax loss carryforwards of approximately $30 million will begin to expire in 2030. The Company has substantially concluded all U.S. federal income tax matters for years through 2008. The state tax loss carryforwards have expiration dates from 2016 to 2035. The Company has no material uncertain tax positions at December 31, 2016.

11.    BASIC AND DILUTED NET INCOME PER SHARE

The Company calculates its basic income per share by dividing net income allocated to common shares outstanding by the weighted average number of common shares outstanding.  Unvested shares of restricted stock participate in dividends on the same basis as common shares. As a result, these share-based awards meet the definition of participating securities and the Company applies the two-class method to compute earnings per share. The two-class method is an earnings allocation formula that treats participating securities as having rights to earnings that would otherwise have been available to common stockholders. In periods in which the Company has net losses, the losses are not allocated to participating securities because the participating security holders are not obligated to share in such losses.  The following table presents the number of participating securities and earnings allocated to those securities for the years ended December 31, 2016, 2015 and 2014 (in millions):

	2016	2015	2014
Earnings allocated to participating shareholders	$0.5	$1.2	$0.3
Number of participating securities	1.0	1.0	1.3

The diluted earnings per share calculations include the effect of the assumed exercise using the treasury stock method for both stock options and unvested restricted stock units, except when the effect would be anti-dilutive.  The following table presents the number of common shares used in the calculation of net income per share from continuing operations for the periods ended December 31, 2016, 2015 and 2014 (in millions):

	2016	2015	2014
Weighted-average number of common shares-basic	24.5	24.1	23.5
Dilutive potential common shares	—	—	—
Weighted-average number of common shares- dilutive	24.5	24.1	23.5

The calculation of diluted earnings per common share for the years ended December 31, 2015 and 2014 excludes the impact of anti-dilutive stock options. The Company had no stock options outstanding at December 31, 2016.

12.    SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table provides selected consolidated financial information from continuing operations on a quarterly basis for each quarter of 2016 and 2015. The Company’s business is seasonal and particularly sensitive to weather conditions. Interim amounts are therefore subject to significant fluctuations (in millions, except per share data).

	First	Second	Third	Fourth	Full
	Quarter	Quarter	Quarter	Quarter	Year
2016
Net sales	$158.8	$197.9	$192.8	$164.4	$713.9
Gross margin	32.0	42.2	41.4	35.6	151.2
Operating expenses	28.9	32.2	33.6	33.8	128.5
Operating income	3.1	10.0	7.8	1.8	22.7
Net income from continuing operations	1.5	5.9	4.8	1.1	13.3
Net (loss) income from discontinued operations	(0.1)	4.5	(0.1)	(1.3)	3.0

Net income (loss) per share—Diluted
Net income from continuing operations	$0.06	$0.23	$0.19	$0.04	$0.52
Net income (loss) from discontinued operations	—	$0.18	$—	$(0.05)	$0.12
Net income	0.06	$0.41	$0.19	$(0.01)	$0.64

2015
Net sales	$147.4	$175.1	$181.7	$155.4	$659.6
Gross margin	28.5	35.6	37.2	32.0	133.3
Operating expenses	27.9	30.0	30.8	30.5	119.2
Operating income	0.6	6.0	6.4	1.5	14.5
Net income from continuing operations	0.1	5.4	23.2	0.7	29.4
Net loss from discontinued operations	(0.1)	(0.3)	(2.7)	(0.3)	(3.4)

Net income (loss) per share—Diluted
Net income from continuing operations	$—	$0.21	$0.92	$0.03	$1.17
Net loss from discontinued operations	—	$(0.01)	$(0.11)	$(0.01)	$(0.14)
Net income	—	$0.20	$0.82	$0.02	$1.04

13.    RIGHTS AGREEMENT

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

14.    ACQUISITION

On April 4, 2016 the Company purchased the assets of BenBilt, a distributor and door fabricator in the Mid-Atlantic region for $17.3 million, as a business combination.  All transaction costs incurred as part of this acquisition were expensed. The Company recorded property, plant and equipment of $4.5 million, goodwill of $3.2 million and other intangible assets of $6.7 million related to this acquisition.

15.    DISCONTINUED OPERATIONS

The discontinued operations of the Company had no sales in 2016, 2015 or 2014.  In 2016, income from discontinued operations of $3.0 million was recorded which is primarily as a result of payments received from settlement agreements with insurers, as well as with Crane Co., in connection with the declaratory action filed in the United States court for the Eastern District of Missouri. In 2015, loss from discontinued operations of $3.4 million was recorded which primarily related to changes in estimates associated with the future remediation and monitoring activities at the formerly owned property in Montana. In 2014, loss from discontinued operations of $3.6 million was recorded which primarily related to changes in estimates associated with the future remediation and monitoring activities at the formerly owned property in Montana.

16.    RECENT ACCOUNTING STANDARDS OR UPDATES NOT YET EFFECTIVE

In November 2015, the Financial Accounting Standards Board (“FASB”) issued accounting guidance, "Balance Sheet Classification of Deferred Taxes" which removes the requirement to separate deferred tax liabilities and assets into current and noncurrent amounts and instead requires all such amounts be classified as noncurrent on the Statement of Financial Position. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, with early adoption permitted, including adoption in an interim period, for financial periods not yet reported. The standard may be adopted on a prospective or retrospective basis. Huttig adopted the standard in the fourth quarter of 2016 on a prospective basis.  The December 31, 2015 financial statements were not retrospectively adjusted.  The adoption of this guidance resulted in no material changes.

In March 2016, the FASB issued accounting guidance, "Improvements to Employee Share-Based Payment Accounting", which will simplify the income tax consequences, accounting for forfeitures and classification on the Statements of Consolidated Cash Flows. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, with early adoption permitted. Huttig is required to adopt the standard in the first quarter of 2017. The Company is currently evaluating the impact this guidance will have on the consolidated financial statements and related disclosures.

In May 2014, the FASB issued accounting guidance, "Revenue from Contracts with Customers" which has been further clarified and amended. The core principle of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively (for example, service revenue and contract modifications) and clarify guidance for multiple-element arrangements. Entities have the option to apply the new guidance under a retrospective approach to each prior reporting period presented or a modified retrospective approach with the cumulative effect of initially applying the new guidance recognized at the date of initial application within the Statement of Consolidated Financial Position. In August 2015, the FASB amended the guidance to allow for the deferral of the effective date of this standard. The standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Accordingly, Huttig is required to adopt this standard in the first quarter of fiscal year 2018. One-year early adoption is permitted. The Company is currently evaluating the impact this guidance will have on the consolidated financial statements and related disclosures.

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

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A—CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures—The Company, under the supervision and with the participation of our Disclosure Committee and management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of December 31, 2016 in all material respects in (a) causing information required to be disclosed by us in reports that we file or submit under the Exchange Act to be recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (b) causing such information to be accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control Over Financial Reporting—The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

The Company acquired the assets of BenBilt. BenBilt had total assets representing 8.6 percent of consolidated assets, and total net sales representing 3.2 percent of consolidated net sales, as of and for the year ended December 31, 2016. Management’s assessment of the effectiveness of internal control over financial reporting did not include consideration of the internal controls associated with BenBilt.

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal fourth quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B—OTHER INFORMATION

None

PART III

ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding executive officers and directors of Huttig is set forth in the Company’s definitive proxy statement for its 2017 Annual Meeting of Stockholders (the “2017 Proxy Statement”) under the captions “Executive Officers” and “Election of Directors,” respectively, and is incorporated herein by reference. Information regarding Section 16(a) beneficial ownership reporting compliance is set forth in the 2017 Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

The information regarding the Company’s “audit committee financial expert” and identification of the members of the Audit Committee of the Company’s Board of Directors is set forth in the 2017 Proxy Statement under the caption “Board Committees” and is incorporated herein by reference.

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

ITEM 11—EXECUTIVE COMPENSATION

The information required by Item 11 is set forth in the 2017 Proxy Statement under the captions “Board of Directors and Committees of the Board of Directors,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” and is incorporated herein by reference.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except as set forth below, the information required by Item 12 is set forth in the 2017 Proxy Statement under the captions “Beneficial Ownership of Common Stock by Directors and Management” and “Principal Stockholders of the Company,” and is incorporated herein by reference.

Equity Compensation Plan Information

The following table presents information, as of December 31, 2016, for equity compensation plans under which the Company’s equity securities are authorized for issuance.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	$—	1,037,233
Equity compensation plans not approved by security holders	—	N/A	—
Total	—	$—	1,037,233

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is set forth in the 2017 Proxy Statement under the caption “Certain Relationships and Related Transactions and Director Independence,” and is incorporated herein by reference.

ITEM 14—PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is set forth in the 2017 Proxy Statement under the caption “Principal Accounting Firm Services and Fees,” and is incorporated herein by reference.

PART IV

ITEM 15—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

1. Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2016 and 2015

Consolidated Statements of Income for the years ended December 31, 2016, 2015 and 2014

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2016, 2015 and 2014

Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014

Notes to Consolidated Financial Statements

2. Exhibits:

Exhibit Index

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

3.3

Certificate of Designations of Series A Junior Participating Preferred Stock of the Company. (Incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.)

3.4

Amended and Restated Certificate of Designation of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of Delaware on May 18, 2016. (Incorporated by reference to Exhibit 3.01 to the Company’s Current Report on Form 8-K filed on May 20, 2016.)

4.1

Rights Agreement, dated as of May 18, 2016, by and between Huttig Building Products, Inc. and Computershare Trust Company, N.A., as Rights Agent. (Incorporated by reference to Exhibit 4.01 to the Company’s Current Report on Form 8-K filed on May 20, 2016.)

*10.1	Form of Indemnification Agreement for Executive Officers and Directors. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 4, 2005.)

*10.2

2005 Executive Incentive Compensation Plan, Fourth Amendment and Restatement Effective April 27, 2015. (Incorporated by reference to Attachment B to the Definitive Proxy Statement filed on March 20, 2015.)

*10.3

2005 Nonemployee Directors’ Restricted Stock Plan, Third Amendment and Restatement Effective March 31, 2015. (Incorporated by reference to Attachment A to the Definitive Proxy Statement filed on March 20, 2015.)

*10.4

Form of Restricted Stock Agreement under 2005 Executive Incentive Compensation Plan as amended (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for quarter ended June 30, 2015.)

*10.5

Form of Restricted Stock Agreement under the 2005 Nonemployee Directors’ Restricted Stock Plan, as amended (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.)

*10.6

Amended and Restated Executive Agreement between the Company and Jon P. Vrabely effective as of June 24, 2008. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.)

*10.7

Amendment No. 1 to Amended and Restated Executive Agreement between the Company and Jon P. Vrabely effective September 28, 2009. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.)

*10.8	Form of Letter Amendment to Change in Control Agreements. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.)

*10.9

Amendment No. 2 to Amended and Restated Executive Agreement between the Company and Jon P. Vrabely effective as of April 12, 2010. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.)

*10.10

Amendment No. 3 to Amended and Restated Executive Agreement between the Company and Jon P. Vrabely effective as of November 21, 2011. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.)

*10.11

Amendment No. 4 to Amended and Restated Executive Agreement between the Company and Jon P. Vrabely effective as of September 23, 2013. (Incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.)

*10.12

Amendment No. 5 to Amended and Restated Executive Agreement between the Company and Jon P. Vrabely effective as of June 2, 2014. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.)

10.13

Amended and Restated Revolving Credit Agreement dated as of September 3, 2010, among the Company, Huttig, Inc., General Electric Capital Corporation, as agent, co-syndication agent and lender and the other lenders signatory thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 10, 2010.)

10.14

First Amendment to Amended and Restated Revolving Credit Agreement dated as of October 31, 2011, by and among the Company, Huttig, Inc., General Electric Capital Corporation and Wells Fargo Capital Finance, LLC. (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.)

10.15

Second Amendment to Amended and Restated Credit Agreement dated as of December 21, 2012, by and among the Company, Huttig, Inc., General Electric Capital Corporation and the other lenders signatory thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 21, 2012.)

10.16

Third Amendment to Amended and Restated Credit Agreement dated as of May 28, 2014, by and among the Company, Huttig, Inc., General Electric Capital Corporation and the other lenders signatory thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 29, 2014.)

10.17

Fourth Amendment to Amended and Restated Credit Agreement dated as of March 21, 2016, by and among the Company, Huttig, Inc., Wells Fargo Capital Finance, LLC and the other parties signatory thereto. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 10-Q filed on May 3, 2016.)

10.18	Fifth Amendment to Amended and Restated Credit Agreement dated as of January 27, 2017, by and among the Company, Huttig, Inc., Wells Fargo Capital Finance, LLC and the other parties signatory thereto.

*10.19

Separation Agreement dated May 29, 2015, by and between Philip Keipp and the Company (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.)

*10.20

Amended and Restated Executive Agreement between the Company and Jon P. Vrabely effective as of March 16, 2016. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 18, 2016.)

*10.21	Form of Change in Control Agreement. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).

*10.22	Form of Restricted Stock Award Agreement for Jon P. Vrabely. (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).

*10.23

Form of Cash Long Term Incentive Plan Award Agreement for Jon P. Vrabely. (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).

*10.24

Principal SERP Select Adoption Agreement executed May 18, 2016 by the Company. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016).

*10.25

Split Dollar Insurance Agreement Endorsement Method between the Company and Jon P. Vrabely dated May 18, 2016. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016).

21.1	Subsidiary

23.1	Consent of KPMG LLP, independent registered public accounting firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUTTIG BUILDING PRODUCTS, INC.

By:	/s/ Jon P. Vrabely
President and Chief Executive Officer (Principal Executive Officer)

Date: March 2, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jon P. Vrabely	President, Chief Executive Officer	March 2, 2017
Jon P. Vrabely	and Director (Principal Executive Officer)

/s/ Oscar A. Martinez	Vice President and Chief Financial	March 2, 2017
Oscar A. Martinez	Officer (Principal Financial and Accounting Officer)

/s/ Delbert H. Tanner	Chairman of the Board	March 2, 2017
Delbert H. Tanner

/s/ Donald L. Glass	Director	March 2, 2017
Donald L. Glass

/s/ James F. Hibberd	Director	March 2, 2017
James F. Hibberd

/s/ Gina G. Hoagland	Director	March 2, 2017
Gina G. Hoagland

/s/ Patrick L. Larmon	Director	March 2, 2017
Patrick L. Larmon

/s/ J. Keith Matheney	Director	March 2, 2017
J. Keith Matheney