Form 10-Q
period 2017-03-31
HUTTIG BUILDING PRODUCTS INC
filed 2017-05-02
CIK 1093082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer”, “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐		Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if smaller reporting company)	Smaller reporting company	☐

			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of Common Stock outstanding on March 31, 2017 was 25,880,851 shares.

PART 1 FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(In Millions, Except Per Share Data)

	Three Months Ended
	March 31,
	2017	2016
Net sales	$175.7	$158.8
Cost of sales	140.2	126.8
Gross margin	35.5	32.0
Operating expenses	37.0	28.9
Operating (loss) income	(1.5)	3.1
Interest expense, net	0.6	0.5
(Loss) income from continuing operations before income taxes	(2.1)	2.6
Income tax (benefit) expense	(1.2)	1.1
(Loss) income from continuing operations	(0.9)	1.5
Loss from discontinued operations, net of taxes	—	(0.1)
Net (loss) income	$(0.9)	$1.4

(Loss) income from continuing operations per share - basic and diluted	$(0.04)	$0.06
Loss from discontinued operations per share - basic and diluted	$0.00	$0.00
Net (loss) income per share - basic and diluted	$(0.04)	$0.06

Weighted average shares outstanding:
Basic and diluted shares outstanding	24.7	24.4

See notes to condensed consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(In Millions)

	March 31,	December 31,	March 31,
	2017	2016	2016
ASSETS
CURRENT ASSETS:
Cash and equivalents	$1.1	$0.3	$2.8
Trade accounts receivable, net	88.4	59.3	74.9
Net inventories	88.2	81.0	74.5
Other current assets	7.2	9.5	7.4
Total current assets	184.9	150.1	159.6

PROPERTY, PLANT AND EQUIPMENT:
Land	5.0	5.0	4.3
Buildings and improvements	29.8	29.7	26.5
Machinery and equipment	45.4	43.5	37.9
Gross property, plant and equipment	80.2	78.2	68.7
Less accumulated depreciation	54.1	53.3	51.3
Property, plant and equipment, net	26.1	24.9	17.4

OTHER ASSETS:
Goodwill	9.5	9.5	6.3
Other	7.1	7.5	1.6
Deferred income taxes	13.4	10.3	23.7
Total other assets	30.0	27.3	31.6
TOTAL ASSETS	$241.0	$202.3	$208.6

See notes to condensed consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(In Millions, Except Share Data)

	March 31,	December 31,	March 31,
	2017	2016	2016
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$1.0	$1.0	$1.0
Trade accounts payable	68.2	47.2	60.9
Deferred income taxes	—	—	5.6
Accrued compensation	3.2	6.8	4.4
Other accrued liabilities	12.1	15.1	10.3
Total current liabilities	84.5	70.1	82.2
NON-CURRENT LIABILITIES:
Long-term debt, less current maturities	78.5	54.5	64.3
Other non-current liabilities	6.8	7.2	7.8
Total non-current liabilities	85.3	61.7	72.1

SHAREHOLDERS' EQUITY:
Preferred shares: $.01 par (5,000,000 shares authorized)	—	—	—
Common shares: $.01 par (50,000,000 shares authorized: 25,880,851; 25,638,862; and 25,143,005 shares issued at March 31, 2017, December 31, 2016 and March 31, 2016, respectively)	0.3	0.3	0.3
Additional paid-in capital	42.6	42.8	41.5
Retained earnings	28.3	27.4	12.5
Total shareholders' equity	71.2	70.5	54.3

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$241.0	$202.3	$208.6

See notes to condensed consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(In Millions)

	Three Months Ended
	March 31,
	2017	2016
Cash Flows From Operating Activities:
Net (loss) income	$(0.9)	$1.4
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Loss from discontinued operations	—	0.1
Depreciation and amortization	1.1	0.7
Non-cash interest expense	0.1	0.1
Stock-based compensation	0.5	0.4
Deferred taxes	(1.3)	1.0
Changes in operating assets and liabilities:
Trade accounts receivable	(29.1)	(18.6)
Net inventories	(7.2)	(10.2)
Trade accounts payable	21.0	17.3
Other	(4.3)	(4.7)
Cash used in continuing operating activities	(20.1)	(12.5)
Cash used in discontinued operating activities	(0.3)	(0.3)
Total cash used in operating activities	(20.4)	(12.8)
Cash Flows From Investing Activities:
Capital expenditures	(1.7)	(0.6)
Total cash used in investing activities	(1.7)	(0.6)
Cash Flows From Financing Activities:
Borrowings of debt, net	23.6	16.3
Repurchase shares of common stock	(0.7)	(0.4)
Total cash provided by financing activities	22.9	15.9
Net increase in cash and equivalents	0.8	2.5
Cash and equivalents, beginning of period	0.3	0.3
Cash and equivalents, end of period	$1.1	$2.8

Supplemental Disclosure of Cash Flow Information:
Interest paid	$0.5	$0.4
Income taxes paid	—	0.2

See notes to condensed consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. BASIS OF PRESENTATION

The unaudited interim condensed consolidated financial statements of Huttig Building Products, Inc. and its subsidiary (the “Company” or “Huttig”) were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and reflect all adjustments (including normal recurring accruals) which, in the opinion of management, are considered necessary for the fair presentation of the results for the periods presented. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

The condensed consolidated results of operations and resulting cash flows for the interim periods presented are not necessarily indicative of the results that might be expected for the full year. Due to the seasonal nature of Huttig’s business, operating profitability is usually lower in the Company’s first and fourth quarters than in the second and third quarters.

2. NEW ACCOUNTING STANDARDS

In March 2016, the FASB issued ASU 2016-09 "Improvements to Employee Share-Based Payment Accounting", which simplified the income tax consequences, accounting for forfeitures and classification on the Statements of Consolidated Cash Flows. Huttig adopted this standard in the first quarter of 2017, which had an immaterial impact to the consolidated financial statements and related disclosures.

In February 2016, the FASB issued accounting guidance, "Leases", which will supersede the existing lease guidance and will require all leases with a term greater than 12 months to be recognized in the statement of financial position and eliminate current real estate-specific lease guidance, while maintaining substantially similar classification criteria for distinguishing between finance leases and operating leases. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. This standard will be adopted on a modified retrospective basis. Huttig is required to adopt the standard in the first quarter of 2019. The Company is currently evaluating the impact this guidance will have on the consolidated financial statements and related disclosures.

In May 2014, the FASB issued accounting guidance, "Revenue from Contracts with Customers", which has been further clarified and amended. The core principle of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively (for example, service revenue and contract modifications) and clarify guidance for multiple-element arrangements. Entities have the option to apply the new guidance under a retrospective approach to each prior reporting period presented or a modified retrospective approach with the cumulative effect of initially applying the new guidance recognized at the date of initial application within the Statement of Consolidated Financial Position. In August 2015, the FASB amended the guidance to allow for the deferral of the effective date of this standard. The standard is effective for fiscal years, and interim periods within those years, beginning after Dec. 15, 2017. Accordingly, Huttig is required to adopt this standard in the first quarter of fiscal year 2018. One-year early adoption is permitted. The Company is currently evaluating the impact this guidance will have on the consolidated financial statements and related disclosures.

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

4. DEBT

Debt consisted of the following (in millions):

	March 31,	December 31,	March 31,
	2017	2016	2016
Revolving credit facility	$76.3	$52.2	$62.9
Other obligations	3.2	3.3	2.4
Total debt	79.5	55.5	65.3
Less current portion	1.0	1.0	1.0
Long-term debt	$78.5	$54.5	$64.3

Credit Agreement — The Company has a $160.0 million asset-based senior secured revolving credit facility (the “credit facility”).  Borrowing availability under the credit facility is based on eligible accounts receivable, inventory and real estate. The real estate component of the borrowing base amortizes monthly over 12.5 years on a straight-line basis.  Borrowings under the credit facility are collateralized by substantially all of the Company’s assets, and the Company is subject to certain operating limitations applicable to a loan of this type, which, among other things, place limitations on indebtedness, liens, investments, mergers and acquisitions, dispositions of assets, cash dividends and transactions with affiliates. The entire unpaid balance under the credit facility is due and payable on May 28, 2019.

At March 31, 2017, under the credit facility, the Company had revolving credit borrowings of $76.3 million outstanding at a weighted average interest rate of 2.6% per annum, letters of credit outstanding totaling $3.0 million, primarily for health and workers’ compensation insurance and $80.7 million of excess committed borrowing capacity.  The Company pays an unused commitment fee of 0.25% per annum. In addition, the Company had $3.2 million of capital lease and other obligations outstanding at March 31, 2017.

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

As described in Note 7 — “Commitments and Contingencies” to the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016,  the Company was previously identified as a potentially responsible party in connection with the cleanup of contamination at a formerly owned property in Montana. On February 18, 2015, the Montana Department of Environmental Quality (the “DEQ”) issued an amendment to the unilateral administrative order of the DEQ outlining the final remediation of the property in its Record of Decision (the “ROD”).  Under the ROD, the DEQ estimated the remediation costs of the property to be $8.3 million.

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

The Company estimates the total remaining cost to implementing the RAWP to be $6.8 million at March 31, 2017 with respect to the contingent liability, as compared to $7.1 million at December 31, 2016.

As of March 31, 2017, the Company believes the accrual represents a reasonable best estimate of the total remaining remediation costs, based on facts, circumstances, and information currently available to Huttig.  However, there are currently unknown variables relating to the actual levels of contaminants and amounts of soil that will ultimately require treatment or removal and as part of the remediation process, additional soil and groundwater sampling, and bench and pilot testing is required to ensure the remediation will achieve the projected outcome required by the DEQ.  Potential indemnification or other claims we may be able to assert against third parties and possible insurance coverage have also been considered but any potential recoveries have not been recognized at this time. The ultimate final amount of remediation costs and expenditures are difficult to estimate with certainty and as a result, the amount of actual costs and expenses ultimately incurred by Huttig with respect to this property could be lower than, or exceed the amount accrued as of March 31, 2017 by a material amount.  If actual costs are materially higher, the incremental expenses over the amount currently accrued could have a material adverse effect on our liquidity, financial condition and operating results.

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

	Three Months Ended
	March 31,
	2017	2016
Earnings allocated to participating shareholders	$—	$—
Number of participating securities	1.2	0.8

The diluted earnings per share calculations include the effect of the assumed exercise using the treasury stock method for both stock options and unvested restricted stock units, except when the effect would be anti-dilutive.  The following table presents the number of common shares used in the calculation of net income per share from continuing operations (in millions).

	Three Months Ended
	March 31,
	2017	2016
Weighted-average number of common shares-basic	24.7	24.4
Dilutive potential common shares	—	—
Weighted-average number of common shares-dilutive	24.7	24.4

7. INCOME TAXES

The Company’s effective tax rate for continuing operations was a benefit of 57% and an expense of 42% in the three month period ended March 31, 2017 and 2016, respectively. The first quarter 2017 tax rate was impacted by the vesting of restricted stock during the quarter which provided for additional income tax deduction in excess of the compensation deducted for US GAAP purposes. This excess tax benefit increased the tax benefit reported on the first quarter loss.  As of March 31, 2017, the Company has $6.4 million valuation allowance primarily relating to certain state net operating loss carryforwards that are not likely to be realized in future periods.

8. STOCK-BASED EMPLOYEE COMPENSATION

The Company recognized $0.5 million and $0.4 million in non-cash stock-based compensation expense in the three-month periods ended March 31, 2017 and March 31, 2016, respectively.  During the first three months of 2017, the Company granted an aggregate of 397,461 shares of restricted stock at a fair market value of $6.63 per share under its 2005 Executive Incentive Compensation Plan, as amended and restated. Most restricted shares vest in three equal installments on the first, second and third anniversaries of the grant date or cliff vest in five years. The unearned compensation expense is being amortized into expense on a straight-line basis over the requisite service period for the entire award. As of March 31, 2017 and 2016, the total compensation expense not yet recognized related to all outstanding restricted stock/unit awards was $4.9 million and $2.2 million, respectively.

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

10. DISCONTINUED OPERATIONS

The Company recorded no after tax income or loss from discontinued operations in the three month period ended March 31, 2017 compared to a loss of $0.1 million for the three month period ended March 31, 2016.

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

The following table sets forth our sales by product classification as a percentage of total sales:

	Three Months Ended
	March 31,
	2017	2016
Millwork(1)	52%	51%
Building Products(2)	39%	39%
Wood Products(3)	9%	10%
Total Net Product Sales	100%	100%

(1)	Millwork generally includes exterior and interior doors, pre-hung door units, windows, mouldings, frames, stair parts and columns.
(2)	Building products generally include composite decking, connectors, fasteners, housewrap, siding, roofing products, insulation and other miscellaneous building products.
(3)	Wood products generally include engineered wood products and other wood products, such as lumber and panels.

Industry Conditions

New housing activity in the United States has shown modest improvement each year since 2009.  However, 2017 activity is still below the historical average of 1.4 million total housing starts from 1959 to 2016 based on statistics tracked by the United States Census Bureau. Total housing starts were approximately 1.2 million in 2016. Through March 31, 2017, based on the most recent data provided by the United States Census Bureau, total new housing starts were approximately 8% above 2016 levels for the corresponding three-month period.

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

Critical Accounting Policies

We prepare our condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles, which require management to make estimates and assumptions. Management bases these estimates and assumptions on historical results and known trends as well as management forecasts. Actual results could differ from these estimates and assumptions and these differences may be material. For a discussion of our significant accounting policies and estimates, see our Annual Report on Form 10-K for the year ended December 31, 2016 in Part II, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies.” During the three months ended March 31, 2017, there were no material changes to the critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Results of Operations

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Net sales were $175.7 million in 2017, which was $16.9 million, or 11%, higher than in 2016.  The increase was primarily due to higher levels of construction activity, the BenBilt Building Systems acquisition that we completed during the second quarter of 2016 and the effect of our special promotional winter buy sales occurring in the first quarter of 2017 compared to our special promotional winter buy sales occurring in the second quarter of 2016.

Millwork sales increased 15% in 2017 to $91.9 million, primarily due to increased construction activity and the acquisition. Building products sales increased 10% in 2017 to $68.1 million primarily due to our special promotional winter buy sales.  Wood product sales decreased 4% in 2017 to $15.7 million.

Gross margin increased 11% to $35.5 million in 2017 compared to $32.0 million in 2016.  As a percentage of sales, gross margin was  20.2% in both 2017 and 2016.  We continue to focus on our operational initiatives as well as improved product mix as we expand our value-add capabilities to serve the repair/remodel construction segment to advance long-term growth.

Operating expenses increased $8.1 million to $37.0 million in 2017, compared to $28.9 million in 2016.  The increase was primarily due to higher personnel costs as a result of hiring additional personnel and expenses attributable to higher variable costs associated with increased sales, investment in the Huttig-Grip division and the BenBilt Building Systems acquisition.  As a percentage of sales, operating expenses increased to 21.1% in 2017 compared to 18.2% in 2016, as the company increased headcount to service anticipated sales growth.

Net interest expense was $0.6 million in 2017 and $0.5 million in 2016.  The increase was primarily due to higher average debt and higher borrowing rates in 2017 compared to 2016.

Income tax benefit of $1.2 million was recognized for the quarter ended March 31, 2017.  Income tax expense of $1.1 million was recognized in the first quarter of 2016.  See Note 7 – “Income Taxes” of the Notes to Condensed Consolidated Financial Statements (unaudited) in Item 1 for more information.

As a result of the foregoing factors, we reported a loss from continuing operations of $0.9 million in the first quarter of 2017 compared to income of $1.5 million in the first quarter of 2016.

Discontinued Operations

We recorded no after tax income or loss from discontinued operations in the first three months of 2017 compared to a $0.1 million after tax loss in the first three months of 2016.

Liquidity and Capital Resources

We depend on cash flow from operations and funds available under our credit facility to finance our operations, including seasonal working capital needs, capital expenditures and other capital needs. Our working capital requirements are generally greatest in the second and third quarters, which reflect the seasonal nature of our business. The second and third quarters are also typically our strongest operating quarters, largely due to more favorable weather throughout many of our markets compared to the first and fourth quarters. We typically generate cash from working capital reductions in the fourth quarter of the year and typically use cash as we build working capital during the first quarter in preparation for our second and third quarters. We also maintain significant inventories to meet the rapid delivery requirements of our customers and to enable us to obtain favorable pricing, delivery and service terms with our suppliers. Accounts receivable also typically increase during peak periods commensurate with the sales increase.  At March 31, 2017 and March 31, 2016, inventories and accounts receivable constituted approximately 73% and 72% of our total assets, respectively.  We closely monitor operating expenses and inventory levels during seasonally affected periods and, to the extent possible, manage variable operating costs to minimize seasonal effects on our profitability.

Operations.  Cash used in operating activities increased by $7.6 million to $20.4 million in the first three months of 2017, compared to cash used in operating activities of $12.8 million in the first three months of 2016.  In the first three months of 2017, we recorded a net loss of $0.9 million compared to net income of $1.4 million in the corresponding period in 2016. Accounts receivable increased by $29.1 million during the first three months of 2017, compared to an increase of $18.6 million in the year-ago corresponding period. The increase in accounts receivable over the first three months of the year was commensurate with sales activity including the seasonality of our sales.  Days’ sales outstanding was 45.9 days at March 31, 2017 as compared to 43.0 days at March 31, 2016 based on annualized first quarter sales and quarter-end accounts receivable balances for the respective periods. Inventory increased by $7.2 million in the first three months of 2017 compared to an increase of $10.2 million in the corresponding period of 2016. The increase in inventories over the first three months of the year represented normal seasonality and participation in certain early buy programs coupled with anticipated increased sales activity in 2017 as compared to year-end 2016.  Our inventory turns decreased to 6.6 turns in 2017 from 7.3 turns in 2016 based on annualized first quarter cost of goods sold and average inventory balances for the respective quarters. Accounts payable increased by $21.0 million in the first three months of 2017, compared to a $17.3 million increase in the corresponding year-ago period. The increase was primarily a result of our inventory build for the respective periods.  Days’ payable outstanding increased to 44.4 days at March 31, 2017 from 43.8 days at March 31, 2016 based on annualized first quarter costs of goods sold and quarter-end accounts payable balances for the respective periods.

Investing.  In the first three months of 2017, net cash used in investing activities was $1.7 million compared to $0.6 million for the corresponding period in 2016.  The Company invested $1.7 million in machinery and equipment at various locations in the first three months of 2017, compared to $0.6 million for the corresponding period in 2016.

Financing.  Cash provided by financing activities of $22.9 million in the first three months of 2017 reflected net borrowings of $23.6 million offset by the Company’s repurchase of 0.1 million shares of its common stock for $0.7 million.  Cash provided from financing activities of $15.9 million in the first three months of 2016 reflected net borrowings of $16.3 million offset by the Company’s repurchase of 0.1 million shares of its common stock for $0.4 million.  The shares repurchased in both periods were retired.

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

Off-Balance Sheet Arrangements

In addition to funds available from operating cash flows and the credit facility as described above, we use operating leases as a principal off-balance sheet financing technique. Operating leases are employed as an alternative to purchasing certain property, plant and equipment. For a discussion of our off-balance sheet arrangements, see our Annual Report on Form 10-K for the year ended December 31, 2016 in Part II, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Commitments and Contingencies.” During the three months ended March 31, 2017, there were no material changes to our off-balance sheet arrangements discussed in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

There are a number of factors, some of which are beyond our control that could cause our actual results to differ materially from those expressed or implied in the forward-looking statements. These factors include, but are not limited to: the strength of construction, home improvement and remodeling markets and the recovery of the homebuilding industry to levels consistent with the historical average of total housing starts; the cyclical nature of our industry; the uncertainties resulting from changes to policies and laws following the U.S. election in November 2016; the cost of environmental compliance, including actual expenses we may incur to resolve proceedings we are involved in arising out of the formerly owned facility in Montana; any limitations on our ability to utilize our deferred tax assets to reduce future taxable income and tax liabilities; our ability to comply with, and the restrictive effect of, the financial covenant applicable under our credit facility; the loss of a significant customer; deterioration of our customers’ creditworthiness or our inability to forecast such deteriorations; commodity prices; risks associated with our private brands; termination of key supplier relationships; risks of international suppliers; competition with existing or new industry participants; goodwill impairment;  the seasonality of our operations; significant uninsured claims; federal and state transportation regulations; fuel cost increases; our failure to attract and retain key personnel; deterioration in our relationship with our unionized employees, including work stoppages or other disputes; funding requirements for multi-employer pension plans for our unionized employees; product liability claims and other legal proceedings; the integration of any business we acquire and the liabilities of such businesses; and those set forth under Item 1A-“Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. These factors may not constitute all factors that could cause actual results to differ from those discussed in any forward-looking statement. Accordingly, forward-looking statements should not be relied upon as a predictor of actual results.

ITEM 4 — CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures – As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company, under the supervision and with the participation of our Disclosure Committee and management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of March 31, 2017.

Changes in Internal Control of Financial Reporting – There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 5 — OTHER INFORMATION

On April 25, 2017, the stockholders of the Company approved an amendment and restatement of the Company’s Restated Certificate of Incorporation as a Second Amended and Restated Certificate of Incorporation in order to increase the number of authorized shares of Common Stock from 50,000,000 to 75,000,000. The amendment and restatement was effected pursuant to a Second Amended and Restated Certificate of Incorporation of Huttig Building Products, Inc. filed with the Secretary of State of the State of Delaware on, and effective as of, May 1, 2017.  A copy of the Second Amended and Restated Certificate of Incorporation is attached as Exhibit 3.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

See Note 5 – Contingencies of the Notes to Condensed Consolidated Financial Statements (unaudited) in Item 1 for information on legal proceedings in which the Company is involved.  See also Part I, Item 3-“Legal Proceedings” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 6 — EXHIBITS

The exhibits filed as part of this Report on Form 10-Q are listed in the Exhibit Index immediately preceding the exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUTTIG BUILDING PRODUCTS, INC.

/s/ Jon P. Vrabely
Date: May 2, 2017
Jon P. Vrabely
President and Chief Executive Officer
(Principal Executive Officer)

HUTTIG BUILDING PRODUCTS, INC.

/s/ Oscar A. Martinez
Date: May 2, 2017
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

3.1	Second Amended and Restated Certificate of Incorporation of the Company.
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

10.1

Fifth Amendment to Amended and Restated Credit Agreement dated January 27, 2017, by and among the Company, Huttig, Inc., Wells Fargo Capital Finance, LLC and the other parties signatory thereto (Incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016).

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