Form 10-Q
period 2017-06-30
HUTTIG BUILDING PRODUCTS INC
filed 2017-08-02
CIK 1093082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The number of shares of Common Stock outstanding on June 30, 2017 was 25,872,480 shares.

PART 1 FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(In Millions, Except Per Share Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net sales	$198.7	$197.9	$374.4	$356.7
Cost of sales	156.5	155.7	296.7	282.5
Gross margin	42.2	42.2	77.7	74.2
Operating expenses	38.1	32.2	75.1	61.1
Operating income	4.1	10.0	2.6	13.1
Interest expense, net	0.7	0.6	1.3	1.1
Income from continuing operations before income taxes	3.4	9.4	1.3	12.0
Income tax expense (benefit)	1.1	3.5	(0.1)	4.6
Income from continuing operations	2.3	5.9	1.4	7.4
(Loss) income from discontinued operations, net of taxes	(0.1)	4.5	(0.1)	4.4
Net income	$2.2	$10.4	$1.3	$11.8

Income from continuing operations per share - basic and diluted	$0.09	$0.23	$0.05	$0.29
(Loss) income from discontinued operations per share - basic and diluted	$0.00	$0.18	$0.00	$0.17
Net income per share - basic and diluted	$0.09	$0.41	$0.05	$0.47

Weighted average shares outstanding:
Basic and diluted shares outstanding	24.9	24.5	24.8	24.5

See notes to condensed consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(In Millions)

	June 30,	December 31,	June 30,
	2017	2016	2016
ASSETS
CURRENT ASSETS:
Cash and equivalents	$1.0	$0.3	$0.8
Trade accounts receivable, net	101.1	59.3	82.8
Net inventories	96.9	81.0	78.4
Other current assets	9.1	9.5	7.8
Total current assets	208.1	150.1	169.8

PROPERTY, PLANT AND EQUIPMENT:
Land	5.0	5.0	5.0
Buildings and improvements	30.0	29.7	29.2
Machinery and equipment	48.0	43.5	39.7
Gross property, plant and equipment	83.0	78.2	73.9
Less accumulated depreciation	54.8	53.3	52.0
Property, plant and equipment, net	28.2	24.9	21.9

OTHER ASSETS:
Goodwill	9.5	9.5	9.5
Deferred income taxes	12.2	10.3	17.5
Other	6.9	7.5	8.1
Total other assets	28.6	27.3	35.1
TOTAL ASSETS	$264.9	$202.3	$226.8

See notes to condensed consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(In Millions, Except Share Data)

	June 30,	December 31,	June 30,
	2017	2016	2016
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$1.1	$1.0	$0.8
Trade accounts payable	63.6	47.2	56.2
Deferred income taxes	—	—	5.3
Accrued compensation	4.6	6.8	5.1
Other accrued liabilities	12.9	15.1	11.5
Total current liabilities	82.2	70.1	78.9
NON-CURRENT LIABILITIES:
Long-term debt, less current maturities	103.3	54.5	75.2
Other non-current liabilities	5.5	7.2	7.7
Total non-current liabilities	108.8	61.7	82.9

SHAREHOLDERS' EQUITY:
Preferred shares: $.01 par (5,000,000 shares authorized)	—	—	—
Common shares: $.01 par (75,000,000 shares authorized: 25,872,480; 25,638,862; and 25,466,252 shares issued at June 30, 2017, December 31, 2016 and June 30, 2016, respectively)	0.3	0.3	0.3
Additional paid-in capital	43.1	42.8	41.8
Retained earnings	30.5	27.4	22.9
Total shareholders' equity	73.9	70.5	65.0

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$264.9	$202.3	$226.8

See notes to condensed consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(In Millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Cash Flows From Operating Activities:
Net income	$2.2	$10.4	$1.3	$11.8
Adjustments to reconcile net income to net cash used in operating activities:
Loss (income) from discontinued operations	0.1	(4.5)	0.1	(4.4)
Depreciation and amortization	1.2	1.1	2.3	1.8
Non-cash interest expense	0.1	0.1	0.2	0.2
Stock-based compensation	0.6	0.4	1.1	0.8
Deferred taxes	1.2	5.9	(0.1)	6.9
Changes in operating assets and liabilities:
Trade accounts receivable	(12.7)	(6.4)	(41.8)	(25.0)
Net inventories	(8.7)	(1.8)	(15.9)	(12.0)
Trade accounts payable	(4.6)	(5.6)	16.4	11.7
Other	—	1.3	(4.3)	(3.6)
Cash (used in) provided by continuing operating activities	(20.6)	0.9	(40.7)	(11.8)
Cash (used in) provided by discontinued operating activities	(1.4)	4.5	(1.7)	4.4
Total cash (used in) provided by operating activities	(22.0)	5.4	(42.4)	(7.4)
Cash Flows From Investing Activities:
Capital expenditures	(1.8)	(0.6)	(3.5)	(1.2)
Acquisition	—	(17.3)	—	(17.3)
Total cash used in investing activities	(1.8)	(17.9)	(3.5)	(18.5)
Cash Flows From Financing Activities:
Borrowings of debt, net	23.9	10.5	47.5	26.8
Repurchase shares of common stock	(0.2)	—	(0.9)	(0.4)
Total cash provided by financing activities	23.7	10.5	46.6	26.4
Net (decrease) increase in cash and equivalents	(0.1)	(2.0)	0.7	0.5
Cash and equivalents, beginning of period	1.1	2.8	0.3	0.3
Cash and equivalents, end of period	$1.0	$0.8	$1.0	$0.8

Supplemental Disclosure of Cash Flow Information:
Interest paid	$0.6	$0.5	$1.1	$0.9
Income taxes paid	0.4	0.2	0.4	0.4

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

2. NEW ACCOUNTING STANDARDS

In March 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-09 "Improvements to Employee Share-Based Payment Accounting", which simplified the income tax consequences, accounting for forfeitures and classification on the Statements of Consolidated Cash Flows. Huttig adopted this standard in the first quarter of 2017, which had an immaterial impact to the consolidated financial statements and related disclosures.

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

In May 2014, the FASB issued accounting guidance, "Revenue from Contracts with Customers", which has been further clarified and amended. The core principle of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively (for example, service revenue and contract modifications) and clarify guidance for multiple-element arrangements. Entities have the option to apply the new guidance under a retrospective approach to each prior reporting period presented or a modified retrospective approach with the cumulative effect of initially applying the new guidance recognized at the date of initial application within the Statement of Consolidated Financial Position. In August 2015, the FASB amended the guidance to allow for the deferral of the effective date of this standard. The standard is effective for fiscal years, and interim periods within those years, beginning after Dec. 15, 2017. Accordingly, Huttig is required to adopt this standard in the first quarter of fiscal year 2018. One-year early adoption is permitted. The Company is starting its process to implement this guidance, including assembling an implementation team and performing a review of all revenue streams to identify any differences in the timing, measurement or presentation of revenue recognition. The Company is continuing to evaluate the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures.

3. COMPREHENSIVE INCOME

Comprehensive income refers to net income adjusted by gains and losses that in conformity with GAAP are excluded from net income. Other comprehensive items are amounts that are included in shareholders’ equity in the condensed consolidated balance sheets. The Company has no comprehensive income items and therefore comprehensive net income (loss) is equal to net income (loss) for all periods presented.

4. DEBT

Debt consisted of the following (in millions):

	June 30,	December 31,	June 30,
	2017	2016	2016
Revolving credit facility	$100.7	$52.2	$73.8
Other obligations	3.7	3.3	2.2
Total debt	104.4	55.5	76.0
Less current portion	1.1	1.0	0.8
Long-term debt	$103.3	$54.5	$75.2

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

At June 30, 2017, under the credit facility, the Company had revolving credit borrowings of $100.7 million outstanding at a weighted average interest rate of 2.8% per annum, letters of credit outstanding totaling $3.2 million, primarily for health and workers’ compensation insurance and $56.1 million of excess committed borrowing capacity.  The Company pays an unused commitment fee of 0.25% per annum. In addition, the Company had $3.7 million of capital lease and other obligations outstanding at June 30, 2017.

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

On July 14, 2017 the Company entered into an agreement to amend and extend its $160 million credit facility.  The amendment, among other things, increases borrowing capacity from $160 million to $250 million, reduces interest rate charges and extends the facility for five years from the execution date, to July 14, 2022. The sole financial covenant in the facility (the minimum fixed charge coverage ratio) was revised from 1.05:1.00 to 1.00:1.00. As of July 14, 2017, as a result of the amended agreement, the  excess committed borrowing capacity increased by over $12.0 million.

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

The Company submitted a comprehensive final remedial action work plan (the “RAWP”) in September 2015 that was approved by the DEQ.  During the process of finalizing the RAWP in the third quarter of 2015 the Company considered a multitude of factors including, but not limited to, consultation with third party experts, the evaluation of remedial action alternatives, and discussions with the DEQ.  The culmination of the information, data, and risk analysis resulted in excluding certain potential cost saving remedial action alternatives from the final RAWP that had been previously proposed for inclusion in the RAWP.  Eliminating these potential cost savings remedial action alternatives from the final RAWP caused the Company to reassess the total estimated remediation costs of the project. The Company is currently implementing the RAWP and has commenced field work at the Montana site subject to DEQ oversight and approval.

The Company spent $1.7 million in the first six months of 2017 implementing the RAWP.  The Company estimates the total remaining cost of implementing the RAWP to be $5.4 million at June 30, 2017 with respect to the contingent liability, as compared to $7.1 million at December 31, 2016.

As of June 30, 2017, the Company believes the accrual represents a reasonable best estimate of the total remaining remediation costs, based on facts, circumstances, and information currently available to Huttig.  However, there are currently unknown variables relating to the actual levels of contaminants and amounts of soil that will ultimately require treatment or removal and as part of the remediation process, additional soil and groundwater sampling, and bench and pilot testing is required to ensure the remediation will achieve the projected outcome required by the DEQ.  Potential indemnification or other claims we may be able to assert against third parties and possible insurance coverage have also been considered but any potential recoveries have not been recognized at this time. The ultimate final amount of remediation costs and expenditures are difficult to estimate with certainty and as a result, the amount of actual costs and expenses ultimately incurred by Huttig with respect to this property could be lower than, or exceed the amount accrued as of June 30, 2017 by a material amount.  If actual costs are materially higher, the incremental expenses over the amount currently accrued could have a material adverse effect on our liquidity, financial condition and operating results.

In addition, some of the Company’s current and former distribution centers are located in areas of current or former industrial activity where environmental contamination may have occurred, and for which the Company, among others, could be held responsible. The Company currently believes that there are no material environmental liabilities at any of its distribution center locations.

The Company is also involved in litigation in Colorado, Illinois, and Texas filed by PrimeSource Building Products, Inc. (“PrimeSource”) against the Company and eleven of its employees in December 2016.

The complaints allege, among other things, that certain former employees of PrimeSource have breached their contracts with PrimeSource (including non-competition, non‑interference and non-disclosure covenants) and fiduciary duties to PrimeSource, and that the former employees have misappropriated, and are using, trade secrets of PrimeSource on behalf of Huttig.  The complaints seek injunctive relief, compensatory damages, and with respect to certain counts, punitive damages.

On July 26, 2017, the Company and certain of the employee defendants filed counterclaims in the Illinois cases alleging, among others things, that PrimeSource has asserted and is maintaining its trade secret misappropriation claims in bad faith, tortiously interfered with the Company’s business relationships, and filed sham litigation and engaged in other exclusionary and predatory conduct in violation of Section 2 of the Sherman Act.

While it is not possible at this time to predict with any degree of certainty the ultimate outcome of this litigation, and the Company is unable to make a meaningful estimate of the amount or range of loss, if any, that could result from any unfavorable outcome, the Company believes that PrimeSource’s claims lack merit.  The Company has retained outside counsel, and is vigorously defending itself against the lawsuits.  As of June 30, 2017, the Company incurred approximately $1.6 million in expenses related to the PrimeSource litigation, and expects to continue to incur such litigation expenses.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Earnings allocated to participating shareholders	$0.1	$0.4	$0.1	$0.4
Number of participating securities	1.1	1.0	1.2	0.9

The diluted earnings per share calculations include the effect of the assumed exercise using the treasury stock method for both stock options and unvested restricted stock units, except when the effect would be anti-dilutive.  The following table presents the number of common shares used in the calculation of net income per share from continuing operations (in millions).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Weighted-average number of common shares-basic	24.9	24.5	24.8	24.5
Dilutive potential common shares	—	—	—	—
Weighted-average number of common shares-dilutive	24.9	24.5	24.8	24.5

7. INCOME TAXES

The Company’s effective tax rate for continuing operations was 32% in the second quarter of 2017 and 37% in the second quarter of 2016.  The Company’s effective tax rate for continuing operations was a benefit of 8% and an expense of 38% in the six month period ended June 30, 2017 and 2016, respectively.

The tax rate for the first six months of 2017 was impacted by the vesting of restricted stock which provided for additional income tax deduction in excess of the compensation deducted for GAAP purposes. This excess tax benefit increased the tax benefit reported on the first quarter loss.  As of June 30, 2017, the Company has $6.4 million valuation allowance primarily relating to certain state net operating loss carryforwards that are not likely to be realized in future periods.

8. STOCK-BASED EMPLOYEE COMPENSATION

The Company recognized $0.6 million and $0.4 million in non-cash stock-based compensation expense in the second quarter of 2017 and second quarter of 2016, respectively. The Company recognized $1.1 million and $0.8 million in non-cash stock-based compensation expense in the six-month periods ended June 30, 2017 and June 30, 2016, respectively.  During the first six months of 2017, the Company granted an aggregate of 397,461 shares of restricted stock at a fair market value of $6.63 per share under its 2005 Executive Incentive Compensation Plan, as amended and restated. Most restricted shares vest in three equal installments on the first, second and third anniversaries of the grant date or cliff vest in five years. During the first six months of 2017, the Company granted 27,696 shares of restricted stock under its Non-Employee Directors’ Restricted Stock Plan, as amended, at an average fair market value of $8.68 per share. The directors’ restricted shares vest on the date of the 2018 Annual Meeting. The unearned compensation expense is being amortized into expense on a straight-line basis over the requisite service period for the entire award. As of June 30, 2017 and 2016, the total compensation expense not yet recognized related to all outstanding restricted stock/unit awards was $4.5 million and $3.0 million, respectively.

9. RIGHTS AGREEMENT

On May 18, 2016, the Board of Directors (the “Board”) of the Company entered into a rights agreement (the “Rights Agreement”) with Computershare Trust Company, N.A. and declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of common stock, $0.01 par value per share, of the Company.  The dividend was payable upon the close of business on May 31, 2016 to the stockholders of record upon the close of business on that date.  The Board adopted the Rights Agreement to protect stockholder value by attempting to reduce the risk that the Company’s ability to use its net operating losses to reduce potential future federal income tax obligations may become substantially limited. The Company’s stockholders approved the Rights Agreement at the 2017 Annual Meeting of Stockholders, held on April 25, 2017.

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

10. DISCONTINUED OPERATIONS

The Company recorded an after tax loss of $0.1 million from discontinued operations in the six months of 2017. The Company recorded income of $4.4 million in the first six months of 2016 primarily as a result of payments received from settlement agreements with insurers, as well as with Crane Co., in connection with the declaratory action filed in the United States District court for the Eastern District of Missouri.

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

The following table sets forth our sales by product classification as a percentage of total sales:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Millwork(1)	51%	49%	51%	50%
Building Products(2)	40%	41%	39%	40%
Wood Products(3)	9%	10%	10%	10%
Total Net Product Sales	100%	100%	100%	100%

(1)	Millwork generally includes exterior and interior doors, pre-hung door units, windows, mouldings, frames, stair parts and columns.
(2)	Building products generally include composite decking, connectors, fasteners, housewrap, siding, roofing products, insulation and other miscellaneous building products.
(3)	Wood products generally include engineered wood products and other wood products, such as lumber and panels.

Industry Conditions

New housing activity in 2017 is still below the historical average of 1.4 million total housing starts from 1959 to 2016 based on statistics tracked by the United States Census Bureau. Total housing starts were approximately 1.2 million in 2016. Through June 30, 2017, based on the most recent data provided by the United States Census Bureau, total new housing starts were approximately 4% above 2016 levels for the corresponding six-month period.

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

Critical Accounting Policies

We prepare our condensed consolidated financial statements in accordance with GAAP, which requires management to make estimates and assumptions. Management bases these estimates and assumptions on historical results and known trends as well as management forecasts. Actual results could differ from these estimates and assumptions and these differences may be material. For a discussion of our significant accounting policies and estimates, see our Annual Report on Form 10-K for the year ended December 31, 2016 in Part II, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies.” During the three months ended June 30, 2017, there were no material changes to the critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Results of Operations

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Net sales were $198.7 million in 2017, which was $0.8 million, or less than 1%, higher than in 2016.  The modest change in net sales was due to the general increase in housing activity, which was up 1% over the prior year, offset in part by the effect of our special promotional winter buy sales which drove sales into the first quarter of 2017 from the second quarter of 2017.

Millwork sales increased 4% in 2017 to $100.4 million, primarily due to increased construction activity. Building products sales decreased 1% in 2017 to $79.9 million primarily due to our special promotional winter buy sales which drove sales into the first quarter of 2017 from the second quarter of 2017.  Wood product sales decreased 12% in 2017 to $18.4 million as we continue to de-emphasize this lower margin category.

Gross margin was $42.2 million in both 2017 and 2016.  As a percentage of sales, gross margin was 21.2% in 2017, compared to 21.3% in 2016.

Operating expenses increased $5.9 million to $38.1 million in 2017, compared to $32.2 million in 2016.  The increase was primarily due to higher costs as a result of hiring additional sales and warehouse personnel related to our Huttig-Grip and repair and remodel growth initiatives.  The increase was also impacted by legal fees incurred defending our Huttig-Grip division’s right to compete in the fastener market as well as personnel and non-personnel costs which outpaced sales growth for the quarter. As a percentage of sales, operating expenses increased to 19.2% in 2017 compared to 16.3% in 2016.

Net interest expense was $0.7 million in 2017 and $0.6 million in 2016.  The increase was primarily due to higher average debt and higher borrowing rates in 2017 compared to 2016 resulting from higher LIBOR rates.

Income tax expense of $1.1 million was recognized for the quarter ended June 30, 2017.  Income tax expense of $3.5 million was recognized in the second quarter of 2016.  See Note 7 – “Income Taxes” of the Notes to Condensed Consolidated Financial Statements (unaudited) in Item 1 for more information.

As a result of the foregoing factors, we reported income from continuing operations of $2.3 million in the second quarter of 2017 compared to income of $5.9 million in the second quarter of 2016.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Net sales were $374.4 million in 2017, which was $17.7 million, or 5%, higher than in 2016.  The increase was primarily due to higher levels of construction activity, which was up 4% over the prior year, and the completion of the BenBilt Building Systems acquisition in the second quarter of 2016.

Millwork sales increased 8% in 2017 to $191.7 million, primarily due to increased construction activity and the acquisition. Building products sales increased 3% in 2017 to $147.3 million primarily due to increased construction activity.  Wood product sales decreased 4% in 2017 to $35.4 million as we continue to de-emphasize this lower margin category.

Gross margin increased 5% to $77.7 million in 2017 compared to $74.2 million in 2016.  As a percentage of sales, gross margin was 20.8% in both the six-month periods ended June 30, 2017 and June 30, 2016.  Our acquisition of Benbilt increased margins in the six month period ending June 30, 2017, which was offset by a larger percentage of lower margin direct sales.  We continue to focus on our operational initiatives as well as improved product mix as we expand our value-add capabilities to serve the repair/remodel construction segment to advance long-term growth.

Operating expenses increased $14.0 million to $75.1 million in 2017, compared to $61.1 million in 2016.  The increase was primarily due to costs as a result of hiring additional sales and warehouse personnel related to our Huttig-Grip and repair and remodel growth initiatives. The increase was also impacted by the BenBilt Building Systems operating expenses for six months in 2017 compared to three months in 2016 and a general increase in both personnel and non-personnel costs which outpaced sales growth for the respective six month periods.  As a percentage of sales, operating expenses increased to 20.1% in 2017 compared to 17.1% in 2016, as the Company increased headcount to service anticipated sales growth.

Net interest expense increased to $1.3 million in 2017, compared to $1.1 million in 2016.  The increase was primarily due to higher average debt and higher borrowing rates in 2017 compared to 2016.

Income tax benefit of $0.1 million was recognized for the six-month period ended June 30, 2017.  Income tax expense of $4.6 million was recognized in the six-month period ended June 30, 2016.  See Note 7 – “Income Taxes” of the Notes to Condensed Consolidated Financial Statements (unaudited) in Item 1 for more information.

As a result of the foregoing factors, we reported income from continuing operations of $1.4 million in 2017, compared to $7.4 million in 2016.

Discontinued Operations

We recorded an after tax loss of $0.1 million from discontinued operations in the first six months of 2017. We recorded $4.4 million after-tax income in the first six months of 2016 primarily as a result of payments received from settlement agreements with insurers, as well as with Crane Co., in connection with the declaratory action filed in the United States District court for the Eastern District of Missouri.

Liquidity and Capital Resources

We depend on cash flow from operations and funds available under our credit facility to finance our operations, including seasonal working capital needs, capital expenditures and other capital needs. Our working capital requirements are generally greatest in the second and third quarters, which reflect the seasonal nature of our business. The second and third quarters are also typically our strongest operating quarters, largely due to more favorable weather throughout many of our markets compared to the first and fourth quarters. We typically generate cash from working capital reductions in the fourth quarter of the year and typically use cash as we build working capital during the first quarter in preparation for our second and third quarters. We also maintain significant inventories to meet the rapid delivery requirements of our customers and to enable us to obtain favorable pricing, delivery and service terms with our suppliers. Accounts receivable also typically increase during peak periods commensurate with the sales increase.  At June 30, 2017 and June 30, 2016, inventories and accounts receivable constituted approximately 75% and 71% of our total assets, respectively.  We closely monitor operating expenses including variable operating costs, and inventory levels during seasonally affected periods to minimize seasonal effects on our profitability.

Operations.  Cash used in operating activities increased by $35.0 million to $42.4 million in the first six months of 2017, compared to cash used in operating activities of $7.4 million in the first six months of 2016.  In the first six months of 2017, we recorded net income of $1.3 million compared to net income of $11.8 million in the corresponding period in 2016. Accounts receivable increased by $41.8 million during the first six months of 2017, compared to an increase of $25.0 million in the prior-year corresponding period. The increase in accounts receivable over the first six months of the year relates primarily to extended terms given at our special promotional winter buy and to the seasonality of our sales.  Days’ sales outstanding was 46.4 days at June 30, 2017 as compared to 38.2 days at June 30, 2016 based on annualized second quarter sales and quarter-end accounts receivable balances for the respective periods. We believe the days sales outstanding will return to more historical levels in the third and fourth quarters of 2017 as the extended terms given at our special promotional winter buy will have concluded. Inventory increased by $15.9 million in the first six months of 2017 compared to an increase of $12.0 million in the corresponding period of 2016. The increase in inventories over the first six months of the year represented normal seasonality and anticipated increased sales activity in 2017, including the expanded Huttig-Grip product line, as compared to year-end 2016.  Our inventory turns decreased to 6.8 turns in 2017 from 8.1 turns in 2016 based on annualized second quarter cost of goods sold and average inventory balances for the respective quarters. Accounts payable increased by $16.4 million in the first six months of 2017, compared to an $11.7 million increase in the corresponding prior-year period. The increase was primarily a result of our inventory build for the respective periods.  Days’ payable outstanding increased to 37.1 days at June 30, 2017 from 32.9 days at June 30, 2016 based on annualized second quarter costs of goods sold and quarter-end accounts payable balances for the respective periods.

Investing.  In the first six months of 2017, net cash used in investing activities was $3.5 million compared to $18.5 million for the corresponding period in 2016.  The Company invested $3.5 million in machinery and equipment at various locations in the first six months of 2017.  In the first six months of 2016, we invested $17.3 million in an acquisition and $1.2 million in machinery and equipment.

Financing.  Cash provided by financing activities of $46.6 million in the first six months of 2017 reflected net borrowings of $47.5 million offset by the Company’s repurchase of 0.1 million shares of its common stock for $0.9 million.  Cash provided from financing activities of $26.4 million in the first six months of 2016 reflected net borrowings of $26.8 million offset by the Company’s repurchase of 0.1 million shares of its common stock for $0.4 million.  Net borrowings in 2016 included amounts borrowed to fund the acquisition. The shares repurchased in both periods were retired.

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

Off-Balance Sheet Arrangements

In addition to funds available from operating cash flows and the credit facility as described above, we use operating leases as a principal off-balance sheet financing technique. Operating leases are employed as an alternative to purchasing certain property, plant and equipment. For a discussion of our off-balance sheet arrangements, see our Annual Report on Form 10-K for the year ended December 31, 2016 in Part II, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Commitments and Contingencies.” During the six months ended June 30, 2017, there were no material changes to our off-balance sheet arrangements discussed in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

There are a number of factors, some of which are beyond our control that could cause our actual results to differ materially from those expressed or implied in the forward-looking statements. These factors include, but are not limited to: the strength of construction, home improvement and remodeling markets and the recovery of the homebuilding industry to levels consistent with the historical average of total housing starts; the cyclical nature of our industry; the uncertainties resulting from changes to policies and laws following the U.S. election in November 2016; the cost of environmental compliance, including actual expenses we may incur to resolve proceedings we are involved in arising out of the formerly owned facility in Montana; any limitations on our ability to utilize our deferred tax assets to reduce future taxable income and tax liabilities; our ability to comply with, and the restrictive effect of, the financial covenant applicable under our credit facility; the loss of a significant customer; deterioration of our customers’ creditworthiness or our inability to forecast such deteriorations; commodity prices; risks associated with our private brands; termination of key supplier relationships; risks of international suppliers; competition with existing or new industry participants; goodwill impairment;  the seasonality of our operations; significant uninsured claims; federal and state transportation regulations; fuel cost increases; our failure to attract and retain key personnel; deterioration in our relationship with our unionized employees, including work stoppages or other disputes; funding requirements for multi-employer pension plans for our unionized employees; product liability claims and other claims, litigation matters or regulatory proceedings; the integration of any business we acquire and the liabilities of such businesses; and those set forth under Item 1A-“Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 and as set forth in Item 1A-“Risk Factors” of this report. These factors may not constitute all factors that could cause actual results to differ from those discussed in any forward-looking statement. Accordingly, forward-looking statements should not be relied upon as a predictor of actual results.

ITEM 4 — CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures – As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company, under the supervision and with the participation of our Disclosure Committee and management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of June 30, 2017.

Changes in Internal Control of Financial Reporting – There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

See Note 5 – Contingencies of the Notes to Condensed Consolidated Financial Statements (unaudited) in Item 1 for information on legal proceedings in which the Company is involved.  See also Part I, Item 3-“Legal Proceedings” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 1A — RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, which could materially affect our business, financial condition, and future results. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and operating results. There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2016 other than the risk factor below:

We may be subject to various claims and lawsuits that could adversely affect our results of operations, cash flows and financial condition.

Due to the nature of our business, we are, from time to time, involved in various claims, litigation matters and regulatory proceedings that could have an adverse effect on us. These matters may include commercial contract disputes, intellectual property disputes, product recalls, personal injury claims, property damage claims, warranty disputes, environmental claims or proceedings, other tort claims, employment and tax matters and other proceedings and litigation. Businesses that we acquire also may increase our exposure to litigation. It is not possible to predict the outcome of pending or future litigation, and, as with any litigation, it is possible that some of the actions could be decided in a manner unfavorable to us, which could have an adverse effect on our results of operations, cash flows and financial condition. See Note 5 – “Contingencies” of the Notes to Condensed Consolidated Financial Statements (unaudited) in Item 1 for information on certain legal proceedings in which the Company is involved.

ITEM 6 — EXHIBITS

The exhibits filed as part of this Report on Form 10-Q are listed in the Exhibit Index immediately preceding the exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUTTIG BUILDING PRODUCTS, INC.

/s/ Jon P. Vrabely
Date: August 2, 2017
Jon P. Vrabely
President and Chief Executive Officer
(Principal Executive Officer)

HUTTIG BUILDING PRODUCTS, INC.

/s/ Oscar A. Martinez
Date: August 2, 2017
Oscar A. Martinez
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

2.1

Distribution Agreement dated December 6, 1999 between Crane Co. and the Company. (Incorporated by reference to Exhibit No. 2.1 of Amendment No. 4 to the Company’s Registration Statement on Form 10 (File No. 1-14982) filed with the Securities and Exchange Commission on December 6, 1999).

3.1	Second Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Form 10-Q filed with the Securities and Exchange Commission on May 2, 2017).
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

10.1

Sixth Amendment to Amended and Restated Credit Agreement dated July 14, 2017, by and among the Company, Huttig, Inc., Wells Fargo Capital Finance, LLC and the other parties signatory thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 18, 2017).

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