Form 10-Q
period 2017-09-30
HUTTIG BUILDING PRODUCTS INC
filed 2017-10-31
CIK 1093082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

The number of shares of Common Stock outstanding on September 30, 2017 was 25,879,812 shares.

PART 1 FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(In Millions, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net sales	$199.6	$192.8	$574.0	$549.5
Cost of sales	158.3	151.4	455.0	433.9
Gross margin	41.3	41.4	119.0	115.6
Operating expenses	38.2	33.6	113.3	94.7
Operating income	3.1	7.8	5.7	20.9
Interest expense, net	0.9	0.5	2.2	1.6
Income from continuing operations before income taxes	2.2	7.3	3.5	19.3
Income tax expense	0.9	2.5	0.8	7.1
Income from continuing operations	1.3	4.8	2.7	12.2
Income (loss) from discontinued operations, net of taxes	0.1	(0.1)	—	4.3
Net income	$1.4	$4.7	$2.7	$16.5

Income from continuing operations per share - basic and diluted	$0.05	$0.19	$0.10	$0.48
Income (loss) from discontinued operations per share - basic and diluted	$0.00	$0.00	$0.00	$0.17
Net income per share - basic and diluted	$0.05	$0.19	$0.10	$0.65

Weighted average shares outstanding:
Basic and diluted shares outstanding	24.9	24.6	24.8	24.5

See notes to condensed consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(In Millions)

	September 30,	December 31,	September 30,
	2017	2016	2016
ASSETS
CURRENT ASSETS:
Cash and equivalents	$1.2	$0.3	$1.1
Trade accounts receivable, net	87.5	59.3	78.7
Net inventories	108.1	81.0	84.4
Other current assets	12.1	9.5	7.2
Total current assets	208.9	150.1	171.4

PROPERTY, PLANT AND EQUIPMENT:
Land	5.0	5.0	5.0
Buildings and improvements	30.8	29.7	29.5
Machinery and equipment	49.5	43.5	41.5
Gross property, plant and equipment	85.3	78.2	76.0
Less accumulated depreciation	55.5	53.3	52.6
Property, plant and equipment, net	29.8	24.9	23.4

OTHER ASSETS:
Goodwill	9.5	9.5	9.5
Deferred income taxes	11.3	10.3	7.8
Other	7.0	7.5	14.8
Total other assets	27.8	27.3	32.1
TOTAL ASSETS	$266.5	$202.3	$226.9

See notes to condensed consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(In Millions, Except Share Data)

	September 30,	December 31,	September 30,
	2017	2016	2016
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$1.2	$1.0	$0.8
Trade accounts payable	66.7	47.2	57.2
Deferred income taxes	—	—	5.0
Accrued compensation	3.5	6.8	5.2
Other accrued liabilities	13.7	15.1	13.0
Total current liabilities	85.1	70.1	81.2
NON-CURRENT LIABILITIES:
Long-term debt, less current maturities	102.3	54.5	68.1
Other non-current liabilities	3.4	7.2	7.3
Total non-current liabilities	105.7	61.7	75.4

SHAREHOLDERS' EQUITY:
Preferred shares: $.01 par (5,000,000 shares authorized)	—	—	—
Common shares: $.01 par (75,000,000 shares authorized: 25,879,812; 25,638,862; and 25,466,252 shares issued at September 30, 2017, December 31, 2016 and September 30, 2016, respectively)	0.3	0.3	0.3
Additional paid-in capital	43.5	42.8	42.4
Retained earnings	31.9	27.4	27.6
Total shareholders' equity	75.7	70.5	70.3

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$266.5	$202.3	$226.9

See notes to condensed consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(In Millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Cash Flows From Operating Activities:
Net income	$1.4	$4.7	$2.7	$16.5
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Income (loss) from discontinued operations	(0.1)	0.1	—	(4.3)
Depreciation and amortization	1.3	1.0	3.6	2.8
Non-cash interest expense	—	0.1	0.2	0.3
Stock-based compensation	0.5	0.4	1.6	1.2
Deferred taxes	0.9	2.4	0.8	9.3
Changes in operating assets and liabilities:
Trade accounts receivable	13.6	4.1	(28.2)	(20.9)
Net inventories	(11.2)	(6.0)	(27.1)	(18.0)
Trade accounts payable	3.1	1.0	19.5	12.7
Other	(3.3)	2.5	(7.6)	(1.1)
Cash provided by (used in) continuing operating activities	6.2	10.3	(34.5)	(1.5)
Cash (used in) provided by discontinued operating activities	(2.2)	(0.8)	(3.9)	3.6
Total cash provided by (used in) operating activities	4.0	9.5	(38.4)	2.1
Cash Flows From Investing Activities:
Capital expenditures	(2.2)	(1.5)	(5.7)	(2.7)
Acquisition	—	—	—	(17.3)
Total cash used in investing activities	(2.2)	(1.5)	(5.7)	(20.0)
Cash Flows From Financing Activities:
Borrowings of debt, net	(1.6)	(7.7)	45.9	19.1
Repurchase shares of common stock	—	—	(0.9)	(0.4)
Total cash (used in) provided by financing activities	(1.6)	(7.7)	45.0	18.7
Net increase in cash and equivalents	0.2	0.3	0.9	0.8
Cash and equivalents, beginning of period	1.0	0.8	0.3	0.3
Cash and equivalents, end of period	$1.2	$1.1	$1.2	$1.1

Supplemental Disclosure of Cash Flow Information:
Interest paid	$0.8	$0.5	$1.9	$1.4
Income taxes paid	—	—	0.4	0.4

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

In May 2014, the FASB issued accounting guidance, "Revenue from Contracts with Customers", which has been further clarified and amended. The core principle of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively (for example, service revenue and contract modifications) and clarify guidance for multiple-element arrangements. Entities have the option to apply the new guidance under a retrospective approach to each prior reporting period presented or a modified retrospective approach with the cumulative effect of initially applying the new guidance recognized at the date of initial application within the Statement of Consolidated Financial Position. In August 2015, the FASB amended the guidance to allow for the deferral of the effective date of this standard. The standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Accordingly, Huttig is required to adopt this standard in the first quarter of fiscal year 2018. The Company is in process of implementing this guidance, including assembling an implementation team and performing a review of all revenue streams to identify any differences in the timing, measurement or presentation of revenue recognition. The Company is continuing to evaluate the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures.

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

4. DEBT

Debt consisted of the following (in millions):

	September 30,	December 31,	September 30,
	2017	2016	2016
Revolving credit facility	$99.6	$52.2	$66.2
Other obligations	3.9	3.3	2.7
Total debt	103.5	55.5	68.9
Less current portion	1.2	1.0	0.8
Long-term debt	$102.3	$54.5	$68.1

Credit Agreement — In July 2017, the Company amended and extended its asset-based senior secured revolving credit facility (“credit facility”) with Wells Fargo Capital Finance, Bank of America and JP Morgan Chase.  The amendment, among other things, increased the borrowing capacity from $160 million to $250 million, reduced the interest rate, reduced the minimum fixed charge coverage ratio and extended the maturity to July 14, 2022. Borrowing availability under the credit facility is based on eligible accounts receivable, inventory and real estate. The real estate component of the borrowing base amortizes monthly over 12.5 years on a straight-line basis.  Borrowings under the credit facility are collateralized by substantially all of the Company’s assets, and the Company is subject to certain operating limitations applicable to a loan of this type, which, among other things, place limitations on indebtedness, liens, investments, mergers and acquisitions, dispositions of assets, cash dividends and transactions with affiliates.

At September 30, 2017, the Company had revolving credit borrowings of $99.6 million outstanding at a weighted average interest rate of 2.5% per annum, letters of credit outstanding totaling $3.2 million, primarily used as collateral for health and workers’ compensation insurance and $69.7 million of excess committed borrowing capacity.  The Company pays an unused commitment fee of 0.25% per annum. In addition, the Company had $3.9 million of capital lease and other obligations outstanding at September 30, 2017.

The sole financial covenant in the credit facility is the fixed charge coverage ratio of  1.00:1.00, which must be tested by the Company if the excess committed borrowing availability falls below an amount in a range between $17.5 million to $31.3 million, which amounts depend on the Company’s borrowing base, and must also be tested on a pro forma basis prior to consummation of certain significant transactions outside the ordinary course of the Company’s business, as defined in the credit agreement.  At September 30, 2017, the company’s fixed charge coverage ratio exceeds 1.00:1.00. At September 30, 2017, the Company’s fixed charge coverage ratio exceeds 1.00:1.00.

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

As described in Note 7 — “Commitments and Contingencies” to the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016,  the Company was previously identified as a potentially responsible party in connection with the cleanup of contamination at a formerly owned property in Montana. On February 18, 2015, the Montana Department of Environmental Quality (the “DEQ”) issued an amendment to the unilateral administrative order of the DEQ outlining the final remediation of the property in its Record of Decision (the “ROD”).  Under the ROD, the DEQ estimated the remediation costs of the property to be $8.3 million. Since the ROD was issued, the Company has incurred costs which reduced the accrual to $7.1 million at December 31, 2016.

The Company spent $3.9 million in the first nine months of 2017 implementing the remedial action work plan (the “RAWP”).  The Company estimates the total remaining cost of implementing the RAWP to be $3.2 million at September 30, 2017. As of September 30, 2017, the Company believes the accrual represents a reasonable best estimate of the total remaining remediation costs, based on facts, circumstances, and information currently available to Huttig.  However, there are currently unknown variables relating to the actual levels of contaminants and amounts of soil that will ultimately require treatment or removal and as part of the remediation process, additional soil and groundwater sampling, and bench and pilot testing is required to ensure the remediation will achieve the projected outcome required by the DEQ.  Potential indemnification or other claims we may be able to assert against third parties and possible insurance coverage have also been considered but any potential recoveries have not been recognized at this time. The ultimate final amount of remediation costs and expenditures are difficult to estimate with certainty and as a result, the amount of actual costs and expenses ultimately incurred by Huttig with respect to this property could be lower than, or exceed the amount accrued as of September 30, 2017 by a material amount.  If actual costs are materially higher, the incremental expenses over the amount currently accrued could have a material adverse effect on our liquidity, financial condition and operating results.

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

While it is not possible at this time to predict with any degree of certainty the ultimate outcome of this litigation, and the Company is unable to make a meaningful estimate of the amount or range of loss, if any, that could result from any unfavorable outcome, the Company believes that PrimeSource’s claims lack merit.  The Company has retained outside counsel, and is vigorously defending itself against the lawsuits.  As of September 30, 2017, the Company incurred approximately $2.5 million in expenses related to the PrimeSource litigation, and expects to continue to incur such litigation expenses.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Earnings allocated to participating shareholders	$—	$0.2	$0.1	$0.6
Number of participating securities	1.1	1.0	1.2	1.0

The diluted earnings per share calculations include the effect of the assumed exercise using the treasury stock method for both stock options and unvested restricted stock units, except when the effect would be anti-dilutive.  The following table presents the number of common shares used in the calculation of net income per share from continuing operations (in millions).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Weighted-average number of common shares-basic	24.9	24.6	24.8	24.5
Dilutive potential common shares	—	—	—	—
Weighted-average number of common shares-dilutive	24.9	24.6	24.8	24.5

7. INCOME TAXES

The Company’s effective tax rate for continuing operations was 41% in the third quarter of 2017 and 34% in the third quarter of 2016.  The Company’s effective tax rate for continuing operations was 23% and 37% in the nine month period ended September 30, 2017 and 2016, respectively.

The tax rate for the first nine months of 2017 was impacted by the vesting of restricted stock which provided for additional income tax deduction in excess of the compensation deducted for GAAP purposes. This excess tax benefit increased the tax benefit reported on the first quarter loss.  As of September 30, 2017, the Company has $6.4 million valuation allowance primarily relating to certain state net operating loss carryforwards that are not likely to be realized in future periods.

8. STOCK-BASED EMPLOYEE COMPENSATION

The Company recognized $0.5 million and $0.4 million in non-cash stock-based compensation expense in the third quarter of 2017 and third quarter of 2016, respectively. The Company recognized $1.6 million and $1.2 million in non-cash stock-based compensation expense in the nine-month periods ended September 30, 2017 and September 30, 2016, respectively.  During the first nine months of 2017, the Company granted an aggregate of 404,793 shares of restricted stock at a fair market value of $6.64 per share under its 2005 Executive Incentive Compensation Plan, as amended and restated. Most restricted shares vest in three equal installments on the first, second and third anniversaries of the grant date or cliff vest in five years. During the first nine months of 2017, the Company granted 27,696 shares of restricted stock under its Non-Employee Directors’ Restricted Stock Plan, as amended, at an average fair market value of $8.68 per share. The directors’ restricted shares vest on the date of the 2018 Annual Meeting. The unearned compensation expense is being amortized into expense on a straight-line basis over the requisite service period for the entire award. As of September 30, 2017 and 2016, the total compensation expense not yet recognized related to all outstanding restricted stock/unit awards was $4.0 million and $2.6 million, respectively.

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

10. DISCONTINUED OPERATIONS

The Company recorded no after tax income or loss from discontinued operations in the nine months of 2017. The Company recorded income of $4.3 million in the first nine months of 2016 primarily as a result of payments received from settlement agreements with insurers, as well as with Crane Co., in connection with the declaratory action filed in the United States District court for the Eastern District of Missouri.

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

The following table sets forth our sales by product classification as a percentage of total sales:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Millwork(1)	49%	51%	50%	50%
Building Products(2)	41%	40%	40%	40%
Wood Products(3)	10%	9%	10%	10%
Total Net Product Sales	100%	100%	100%	100%

(1)	Millwork generally includes exterior and interior doors, pre-hung door units, windows, mouldings, frames, stair parts and columns.
(2)	Building products generally include composite decking, connectors, fasteners, housewrap, siding, roofing products, insulation and other miscellaneous building products.
(3)	Wood products generally include engineered wood products and other wood products, such as lumber and panels.

Industry Conditions

New housing activity in 2017 is still below the historical average of 1.4 million total housing starts from 1959 to 2016 based on statistics tracked by the United States Census Bureau. Total housing starts were approximately 1.2 million in 2016. Through September 30, 2017, based on the most recent data provided by the United States Census Bureau, total new housing starts were approximately 3% above 2016 levels for the corresponding nine-month period.

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

Critical Accounting Policies

We prepare our condensed consolidated financial statements in accordance with GAAP, which requires management to make estimates and assumptions. Management bases these estimates and assumptions on historical results and known trends as well as management forecasts. Actual results could differ from these estimates and assumptions and these differences may be material. For a discussion of our significant accounting policies and estimates, see our Annual Report on Form 10-K for the year ended December 31, 2016 in Part II, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies.” During the three months ended September 30, 2017, there were no material changes to the critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Results of Operations

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

Net sales were $199.6 million in 2017, which was $6.8 million, or 4 percent, higher than in 2016.  The increase in net sales was due to the general increase in housing activity, which was up 1 percent over the prior year.

Millwork sales were flat in 2017 at $97.6 million, compared to 2016. Building products sales increased 7 percent in 2017 to $82.6 million primarily due to increases in sales of our Huttig-Grip products. Wood product sales increased 5 percent in 2017 to $19.4 million.

Gross margin was $41.3 million in 2017, compared to $41.4 million in 2016.  As a percentage of sales, gross margin was 20.7 percent in 2017, compared to 21.5 percent in 2016. The gross margin percentage decrease was primarily due to increased production variances on lower production millwork sales during the three months ended September 30, 2017. Production variances occur when there is a mismatch between planned and actual number of units produced.

Operating expenses increased $4.6 million to $38.2 million in 2017, compared to $33.6 million in 2016.  The increase was primarily due to higher costs as a result of hiring additional sales and warehouse personnel related to our Huttig-Grip Division and repair and remodel growth initiatives.  The increase was also impacted by legal fees incurred defending our Huttig-Grip Division’s right to compete in the fastener market. As a percentage of sales, operating expenses increased to 19.1 percent in 2017 compared to 17.4 percent in 2016.

Net interest expense was $0.9 million in 2017 and $0.5 million in 2016.  The increase was primarily due to higher average debt and higher borrowing rates in 2017 compared to 2016.

Income tax expense of $0.9 million was recognized for the quarter ended September 30, 2017.  Income tax expense of $2.5 million was recognized for the third quarter of 2016.  See Note 7 – “Income Taxes” of the Notes to Condensed Consolidated Financial Statements (unaudited) in Item 1 for more information.

As a result of the foregoing factors, we reported income from continuing operations of $1.3 million in the third quarter of 2017 compared to $4.8 million in the third quarter of 2016.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Net sales were $574.0 million in 2017, which was $24.5 million, or 4 percent, higher than in 2016.  The increase was primarily due to higher levels of construction activity, which was up 3 percent over the prior year, and the completion of the BenBilt Building Systems acquisition in the second quarter of 2016.

Millwork sales increased 6 percent in 2017 to $288.8 million, primarily due to increased construction activity and the acquisition. Building products sales increased 5 percent in 2017 to $229.6 million also primarily due to increased construction activity.  Wood product sales decreased 1 percent in 2017 to $55.6 million as we continue to de-emphasize this lower margin category.

Gross margin increased 3 percent to $119.0 million in 2017 compared to $115.6 million in 2016.  As a percentage of sales, gross margin was 20.7 percent in the nine-month period ended September 30, 2017, compared to 21.0 percent in the corresponding nine-month period in 2016. The gross margin percentage decrease was primarily due to increased production variances on millwork sales and a higher proportion of direct sales in our overall mix during the nine months ended September 30, 2017.

Operating expenses increased $18.6 million to $113.3 million in 2017, compared to $94.7 million in 2016.  The increase was primarily due to costs incurred as a result of hiring additional sales and warehouse personnel related to our Huttig-Grip Division and repair and remodel growth initiatives. The increase was also impacted by the BenBilt Building Systems operating expenses for nine months in 2017 compared to the post-acquisition period in 2016 and a general increase in costs which outpaced sales growth for the respective nine month periods.  As a percentage of sales, operating expenses increased to 19.7 percent in 2017 compared to 17.2 percent in 2016, as the Company increased headcount to service anticipated sales growth.

Net interest expense increased to $2.2 million in 2017, compared to $1.6 million in 2016.  The increase was primarily due to higher average debt and higher borrowing rates in 2017 compared to 2016.

Income tax expense of $0.8 million was recognized for the nine-month period ended September 30, 2017.  Income tax expense of $7.1 million was recognized in the nine-month period ended September 30, 2016.  See Note 7 – “Income Taxes” of the Notes to Condensed Consolidated Financial Statements (unaudited) in Item 1 for more information.

As a result of the foregoing factors, we reported income from continuing operations of $2.7 million in 2017, compared to $12.2 million in 2016.

Discontinued Operations

We recorded no after tax loss or income discontinued operations in the first nine months of 2017. We recorded $4.3 million after-tax income in the first nine months of 2016 primarily as a result of payments received from settlement agreements with insurers, as well as with Crane Co., in connection with the declaratory action filed in the United States District court for the Eastern District of Missouri.

Liquidity and Capital Resources

We depend on cash flow from operations and funds available under our credit facility to finance our operations, including seasonal working capital needs, capital expenditures and other capital needs. Our working capital requirements are generally greatest in the second and third quarters, which reflect the seasonal nature of our business. The second and third quarters are also typically our strongest operating quarters, largely due to more favorable weather throughout many of our markets compared to the first and fourth quarters. We typically generate cash from working capital reductions in the fourth quarter of the year and typically use cash as we build working capital during the first quarter in preparation for our second and third quarters. We also maintain significant inventories to meet the rapid delivery requirements of our customers and to enable us to obtain favorable pricing, delivery and service terms with our suppliers. Accounts receivable typically increases during peak periods commensurate with the sales increase.  At September 30, 2017 and September 30, 2016, inventories and accounts receivable constituted approximately 73% and 72% of our total assets, respectively.  We closely monitor operating expenses including variable operating costs, and inventory levels during seasonally affected periods to minimize seasonal effects on our profitability.

Operations.  Cash used in operating activities increased by $40.5 million to $38.4 million in the first nine months of 2017, compared to cash provided by operating activities of $2.1 million in the first nine months of 2016.  In the first nine months of 2017, we recorded net income of $2.7 million compared to net income of $16.5 million in the corresponding period in 2016. Accounts receivable increased by $28.2 million during the first nine months of 2017, compared to an increase of $20.9 million in the prior-year corresponding period. The increase in accounts receivable over year end is due to the seasonality of our sales.  Days’ sales outstanding was 40.0 days at September 30, 2017 as compared to 37.2 days at September 30, 2016 based on annualized third quarter sales and quarter-end accounts receivable balances for the respective periods. We believe the days’ sales outstanding will return to more historical levels in the fourth quarter of 2017 as the extended terms given at our special promotional winter buy will have concluded. Inventory increased by $27.1 million in the first nine months of 2017 compared to an increase of $18.0 million in the corresponding period of 2016. The increase in inventories over the first nine months of the year represented normal seasonality and anticipated increased sales activity in 2017, including the expanded Huttig-Grip product line, as compared to year-end 2016.  We expect to continue building Huttig-Grip product inventory in the fourth quarter of 2017. Our inventory turns decreased to 6.2 turns in 2017 from 7.4 turns in 2016 based on annualized third quarter cost of goods sold and average inventory balances for the respective quarters. The decrease in inventory turns is primarily related to the inventory added to support the Huttig-Grip product line. Accounts payable increased by $19.5 million in the first nine months of 2017, compared to a $12.7 million increase in the corresponding prior-year period. The increase was primarily a result of our inventory build for the respective periods.  Days’ payable outstanding increased to 38.4 days at September 30, 2017 from 34.5 days at September 30, 2016 based on annualized third quarter costs of goods sold and quarter-end accounts payable balances for the respective periods.

Investing.  In the first nine months of 2017, net cash used in investing activities was $5.7 million compared to $20.0 million for the corresponding period in 2016.  The Company invested $5.7 million in machinery and equipment at various locations in the first nine months of 2017.  In the first nine months of 2016, we invested $17.3 million in an acquisition and $2.7 million in machinery and equipment.

Financing.  Cash provided by financing activities of $45.0 million in the first nine months of 2017 reflected net borrowings of $45.9 million offset by the Company’s repurchase of 0.1 million shares of its common stock for $0.9 million.  Cash provided from financing activities of $20.0 million in the first nine months of 2016 reflected net borrowings of $19.1 million offset by the Company’s repurchase of 0.1 million shares of its common stock for $0.4 million.  Net borrowings in 2016 included amounts borrowed to fund the acquisition. The shares repurchased in both periods were retired.

The Company believes that cash generated from its operations and availability under the credit facility will provide sufficient funds to meet the operating needs of the Company for at least the next twelve months.  However, if the Company’s availability falls below the required threshold and the Company does not meet the minimum fixed charge coverage ratio, its lenders would have the right to terminate the loan commitments and accelerate the repayment of the entire amount outstanding under the credit facility. The lenders could also foreclose on the Company’s assets that secure the credit facility. If the credit facility is terminated, the Company would be forced to seek alternative sources of financing, which may not be available on terms acceptable to it, or at all.

Off-Balance Sheet Arrangements

In addition to funds available from operating cash flows and the credit facility as described above, we use operating leases as a principal off-balance sheet financing technique. Operating leases are employed as an alternative to purchasing certain property, plant and equipment. For a discussion of our off-balance sheet arrangements, see our Annual Report on Form 10-K for the year ended December 31, 2016 in Part II, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Commitments and Contingencies.” During the nine months ended September 30, 2017, there were no material changes to our off-balance sheet arrangements discussed in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

There are a number of factors, some of which are beyond our control that could cause our actual results to differ materially from those expressed or implied in the forward-looking statements. These factors include, but are not limited to: the strength of construction, home improvement and remodeling markets and the recovery of the homebuilding industry to levels consistent with the historical average of total housing starts; the cyclical nature of our industry; the uncertainties resulting from changes to policies and laws following the U.S. election in November 2016; the cost of environmental compliance, including actual expenses we may incur to resolve proceedings we are involved in arising out of the formerly owned facility in Montana; any limitations on our ability to utilize our deferred tax assets to reduce future taxable income and tax liabilities; our ability to comply with, and the restrictive effect of, the financial covenant applicable under our credit facility; the loss of a significant customer; deterioration of our customers’ creditworthiness or our inability to forecast such deteriorations; commodity prices; risks associated with our private brands; termination of key supplier relationships; risks of international suppliers; competition with existing or new industry participants; goodwill impairment;  the seasonality of our operations; significant uninsured claims; federal and state transportation regulations; fuel cost increases; our failure to attract and retain key personnel; deterioration in our relationship with our unionized employees, including work stoppages or other disputes; funding requirements for multi-employer pension plans for our unionized employees; product liability claims and other claims, litigation matters or regulatory proceedings; the integration of any business we acquire and the liabilities of such businesses; and those set forth under Part I, Item 1A-“Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 and as set forth in Part II, Item 1A-“Risk Factors” in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017. These factors may not constitute all factors that could cause actual results to differ from those discussed in any forward-looking statement. Accordingly, forward-looking statements should not be relied upon as a predictor of actual results.

ITEM 4 — CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures – As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company, under the supervision and with the participation of our Disclosure Committee and management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of September 30, 2017.

Changes in Internal Control of Financial Reporting – There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

See Note 5 – Contingencies of the Notes to Condensed Consolidated Financial Statements (unaudited) in Item 1 for information on legal proceedings in which the Company is involved.  See also Part I, Item 3-“Legal Proceedings” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 1A — RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, as supplemented by the risk factor discussed in Part II, Item 1A, “Risk Factors” in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017, which could materially affect our business, financial condition, and future results. These described risks are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and operating results. There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2016 as supplemented by the risk factor in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017.

ITEM 6 — EXHIBITS

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

*10.2

Separation Agreement dated October 18, 2017, by and between Gregory W. Gurley and the Company (Incorporated by reference to Exhibit 10.1 to the Company’s current Report on Form 8-K filed on October 23, 2017).

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

*Management contract or compensatory arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUTTIG BUILDING PRODUCTS, INC.

/s/ Jon P. Vrabely
Date: October 31, 2017
Jon P. Vrabely
President and Chief Executive Officer
(Principal Executive Officer)

HUTTIG BUILDING PRODUCTS, INC.

/s/ Oscar A. Martinez
Date: October 31, 2017
Oscar A. Martinez
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)