Form 10-K
period 2017-12-31
HUTTIG BUILDING PRODUCTS INC
filed 2018-03-07
CIK 1093082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

(314) 216-2600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on which Registered
Common, par value $0.01 per share Preferred Share Purchase Rights	The NASDAQ Stock Market LLC The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one): Large Accelerated Filer [ ] Accelerated Filer [X] Non-Accelerated Filer [ ] Smaller Reporting Company [ ] Emerging Growth Company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No  ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of the last business day of the quarter ended June 30, 2017 was approximately $170 million. For purposes of this calculation only, the registrant has excluded stock beneficially owned by the registrants’ directors and officers. By doing so, the registrant does not admit that such persons are affiliates within the meaning of Rule 405 under the Securities Act of 1933 or for any other purposes.

The number of shares of Common Stock outstanding on February 15, 2018 was 25,996,461 shares.

DOCUMENTS INCORPORATED HEREIN BY REFERENCE.

Parts of the registrant’s definitive proxy statement for the 2018 Annual Meeting of Shareholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

Cautionary Statement Relevant to Forward-Looking Information for the Purpose of “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

This annual report on Form 10-K (this “Annual Report”) and our annual report to stockholders contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  The words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “believe,” “estimate,” “project” or similar expressions may identify forward-looking statements, although not all forward-looking statements contain such words.  Statements made in this Annual Report and our annual report to stockholders looking forward in time, including, but not limited to, statements regarding our current views with respect to financial performance, future growth in the housing market, distribution channels, sales, favorable supplier relationships, inventory levels, the ability to meet customer needs, enhanced competitive posture, strategic initiatives, financial impact from litigation or contingencies, including environmental proceedings, are included pursuant to the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995.

These statements present management’s expectations, beliefs, plans and objectives regarding our future business and financial performance. We cannot guarantee that any forward-looking statements will be realized or achieved. These forward-looking statements are based on current projections, estimates, assumptions and judgments, and involve known and unknown risks and uncertainties. We disclaim any obligation to publicly update or revise any of these forward-looking statements, whether as a result of new information, future events or otherwise.

There are a number of factors, some of which are beyond our control that could cause our actual results to differ materially from those expressed or implied in the forward-looking statements. These factors include, but are not limited to: the strength of construction, home improvement and remodeling markets and the recovery of the homebuilding industry to levels consistent with the Historical Average; the cyclical nature of our industry; the uncertainties resulting from changes to United States and foreign laws, regulations and policies including the federal Tax Cuts and Jobs Act of 2017; the cost of environmental compliance, including actual expenses we may incur to resolve proceedings we are involved in arising out of a formerly owned facility in Montana; any limitations on our ability to utilize our deferred tax assets to reduce future taxable income and tax liabilities; our ability to comply with, and the restrictive effect of, the financial covenant applicable under our credit facility; the loss of a significant customer; deterioration of our customers’ creditworthiness or our inability to forecast such deteriorations; commodity prices; risks associated with our private brands; termination of key supplier relationships; risks of international suppliers; competition with existing or new industry participants; goodwill impairment;  the seasonality of our operations; significant uninsured claims; federal and state transportation regulations; fuel cost increases; our failure to attract and retain key personnel; deterioration in our relationship with our unionized employees, including work stoppages or other disputes; funding requirements for multi-employer pension plans for our unionized employees; product liability claims and other legal proceedings including the PrimeSource litigation; the integration of any business we acquire and the liabilities of such businesses; and those factors set forth under Item 1A – “Risk Factors.” These factors may not constitute all factors that could cause actual results to differ from those discussed in any forward-looking statement. Accordingly, forward-looking statements should not be relied upon as a predictor of actual results.

PART I

ITEM 1—BUSINESS

General

Huttig Building Products, Inc., a Delaware corporation incorporated in 1913, was founded in 1885 and is a leading domestic distributor of millwork, building materials and wood products used principally in new residential construction and in-home improvement, remodeling and repair work. We purchase from leading manufacturers and distribute our products through 27 wholesale distribution centers serving 41 states. Our distribution centers sell principally to building materials dealers, national buying groups, home centers and industrial users, including makers of manufactured homes. For the year ended December 31, 2017, we generated net sales of $753.2 million.

We conduct our business through a two-step distribution model. This means we resell the products we purchase from manufacturers to our customers, who then sell the products to the final end users, who are typically professional builders and independent contractors engaged in residential construction and remodeling projects, or consumers engaged in do-it-yourself remodeling projects.

Our products fall into three categories: (i) millwork, which includes doors, windows, moulding, stair parts and columns, (ii) general building products, which include connectors, fasteners, composite decking, housewrap, roofing products and insulation, and (iii) wood products, which include engineered wood products, such as flooring systems, as well as wood panels and lumber.

Doors and engineered wood products often require our value added service before they are delivered to our customer. Such services include pre-finishing exterior door units, pre-hanging exterior and interior door units and cutting engineered wood products from standard lengths to job-specific requirements. In addition, with respect to the majority of our products, we have the capability to buy in bulk and disaggregate these large shipments to meet individual customer stocking requirements. For some products, we carry a depth and breadth of products that our customers and vendors cannot reasonably stock themselves. Likewise, our vendors benefit from our broad geographic footprint of distribution centers that expand the breadth and depth of the products they carry.  Many of the value-add services we provide are highly customized and cannot be provided effectively by our vendors. In addition, our sales force extends our vendors’ effective coverage area and knowledge of regional trends. Our customers benefit from our business capabilities because they do not need to invest capital in door hanging facilities or cutting equipment, nor do they need to incur the costs associated with maintaining large inventories of products. Our size, broad geographic presence, extensive fleet and logistical capabilities often enables us to purchase products in large volumes at favorable prices, stock a wide range of products for rapid delivery and manage inventory in a reliable, efficient manner.

We serve our customers, whether they are a local dealer or a national account, through our 27 wholesale distribution centers. Our broad geographic footprint enables us to work with our customers and suppliers to ensure that local inventory levels, merchandising, purchasing and pricing are tailored to the requirements of each market. Each distribution center also has access to our single-platform nationwide inventory management system. This provides the local manager with real-time inventory availability and pricing information. We support our distribution centers with credit and financial management, training and marketing programs and human resources expertise. We believe that these distribution capabilities and efficiencies offer us a competitive advantage that allows us to deliver quality products in a timely manner and ensures the efficient operation of our customers’ and vendors’ supply chain, as compared to those of many local and regional competitors.

In this Annual Report, when we refer to “Huttig,” the “Company,” “we” or “us,” we mean Huttig Building Products, Inc. and its subsidiary unless the context indicates otherwise.

Industry Characteristics and Trends

The residential building materials distribution industry is characterized by its substantial size, a highly fragmented ownership structure and an increasingly competitive environment. The industry serves two market categories: (i) new construction and (ii) home improvement, repair and remodeling.

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

New housing activity in the United States has shown modest improvement each year since 2009, the trough period of the housing downturn.  However, 2017 activity was still below the historical average of total housing starts from 1959 to 2017 of approximately 1.4 million starts based on statistics tracked by the U.S. Census Bureau (“Historical Average”). Total new housing starts in the United States were approximately 1.2 million, 1.2 million and 1.1 million in 2017, 2016 and 2015, respectively.  Total new single family housing starts were 0.8 million, 0.8 million and 0.7 million in 2017, 2016 and 2015, respectively, based on data from the U.S. Census Bureau. According to the U.S. Census Bureau, total spending on new single family residential construction was $265 billion, $243 billion and $233 billion in 2017, 2016 and 2015, respectively.

We service large local, regional and national independent building products dealers, specialty dealers, and home centers who in turn sell to contractors, professional builders, and consumers. These large local, regional and national building products dealers often referred to as “pro dealers,” continue to distribute a significant portion of the residential building materials sold in the United States. These pro dealers operate in an increasingly competitive environment. Consolidation among building products manufacturers favors distributors that can buy in bulk and break down large production runs to specific local requirements. In addition, increasing scale and sophistication among professional builders and contractors places a premium on pro dealers that can make a wide variety of building products readily available at competitive prices. In response to the increasingly competitive environment for building products, many pro dealers have either consolidated or formed buying groups in order to increase their purchasing power and/or service levels.

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

Strategic Initiatives

Our strategy is to increase shareholder value through the growth and diversification of our business.  To accomplish this, we have developed strategic initiatives that require investments in our infrastructure, our people and technology platform. Our goals are to accelerate our growth and diversify our business, which we believe will improve operating leverage over the intermediate term.

To accelerate our growth and diversification, we have made strategic capital and operating investments to execute our product line expansion and market segment penetration organic growth initiatives. The national expansion of our Huttig-Grip product line, which is sourced both domestically and internationally, expands the breadth and geographical coverage of our private label specialty building product lines. Through our investments in automated, high-capacity pre-finish door lines and segment-focused sales resources, further penetration of the home improvement, repair and remodel market diversifies our business to be less dependent on new home construction, reinforces our position as the largest, value-add door fabricator to the professional residential construction market in the country, and accelerates our growth in higher value, and higher gross margin products.

In addition to the above initiatives, we continue to invest in our organization to attract the best talent to achieve our goal of creating a top performing, disciplined organization with the most talented, engaged, and empowered people. We also continue to invest in our technology platform to derive improved operating efficiencies in the functional areas of the business while delivering the most advanced customer interface technology to make Huttig the clear supplier of choice of the products we sell.

Products

Our goal is to offer products that allow us to provide value to our customers. We do this by performing incremental services on the products before delivering them to customers, buying products in bulk and disaggregating them for individual customers or carrying a broader depth and breadth of products that customers cannot reasonably stock themselves at each location. Our products can be classified into three main categories:

•

Millwork, including exterior and interior doors, pre-hung and factory finished door units, windows, patio doors, mouldings, frames, stair parts and columns. Key brands in this product category include Therma-Tru, Masonite, Woodgrain, HB&G, Simpson Door, Final Frame, BrasPine, Arauco, Windsor Windows and Rogue Valley Door;

•

General building products, such as fasteners and connectors, roofing, siding, insulation, flashing, housewrap, decking, railing and other miscellaneous building products. Key brands in this product category include Huttig-Grip, Louisiana Pacific, Simpson Strong-Tie, TimberTech, AZEK, RDI, GAF Roofing, Maibec, Knauf, GCP Technologies, Fiberon, Alpha Protech, MFM, Lomanco and Fortifiber; and

•

Wood products, including engineered wood used in floor systems, wood panels and lumber. The engineered wood product line offers us the ability to provide our customers with value-added services, such as floor system take-offs, cut-to-length packages and just-in-time, cross-dock delivery capabilities and as such, this product is our primary focus within this category. Key brands in this product category include Louisiana Pacific and Rosboro.

The following table shows the percentage of our net sales represented by our three main product categories sold during each of the prior three years. While the table below generally indicates the mix of our sales by product category, changes in the prices of commodity wood products and in-unit volumes sold could affect our product mix on a year-to-year basis.

	2017	2016	2015
Millwork	51%	51%	49%
Building Products	40%	39%	40%
Wood Products	9%	10%	11%

Customers

During 2017, we served approximately 3,600 customers, with one customer, Lumbermen’s Merchandising Corporation (“LMC”) - accounting for 14% of our sales in 2017, 14% in 2016 and 13% in 2015. LMC is a buying group representing multiple building material dealers. Our top 10 customers accounted for approximately 42% of our total sales in 2017.

Building materials pro dealers represent our single largest customer group. Within the pro dealer category, a large percentage of our sales are to national accounts, including buying groups. These are large pro dealers, or groups of pro dealers, that generally operate in more than one state or region. We also sell to short line specialty dealers that focus on specific segments of the building industry, national retail home centers, and manufactured housing. We believe that our size, which lets us purchase in bulk, achieve operating efficiencies, operate on a national scale and offer competitive pricing, makes us well suited to service the various segments of the dealer community. Our sales to national accounts, including buying groups, were 49% of our total sales in 2017, 45% in 2016 and 43% in 2015.

Organization

Huttig operates on a nationwide basis. Customer sales are conducted through 27 distribution centers serving 41 states. Administrative and executive management functions are centralized at our headquarters located in St. Louis, Missouri. We believe that this structure permits us to be closer to our customers and serve them better, while being able to take advantage of certain efficiencies of scale that come from our size.

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

Distribution Strategy and Operations

While we think that having a nationwide reach is critical, the local distribution center is still the principal focus of our operations, and we tailor our business to meet local demand and customer needs. We customize product selection, inventory levels, service offerings and prices to meet local market requirements. With the exception of one distribution center, we support this strategy through our single platform information technology system. This system provides each distribution center’s general manager real-time access to pricing, inventory availability and margin analysis. This system provides product information both for that location and across our entire network of distribution centers. More broadly, our sales force, in conjunction with our product management teams, works with our suppliers and customers to determine the appropriate mix, quantity and pricing of products suited to each local market.

We purchased products from more than 700 different suppliers in 2017. We generally negotiate with our major suppliers on a national basis to leverage our total volume purchasing power, which we believe provides us with an advantage over our locally based competitors. The majority of our purchases are made from suppliers that offer payment discounts and volume related incentive programs. Although we generally do not have exclusive distribution rights for our key products and we do not have long-term contracts with many of our suppliers, we believe our national footprint, buying power and distribution network make us an attractive distributor for many manufacturers. Moreover, our long operating history has allowed us to forge long-standing relationships with many of our key suppliers who rely on us as a critical part of their supply chain.

We regularly evaluate opportunities to introduce new products. This is primarily driven by opportunities created by customer demand or market requirements. We have found that customers generally welcome a greater breadth of product offering as it can improve their purchasing and operating efficiencies by providing for “one stop” shopping. Similarly, selectively broadening our product offering enables us to drive additional products through our distribution system, thereby increasing the efficiency of our operations by better leveraging our existing infrastructure.  The benefit created by this operating leverage may be offset by the cost to establish the new product line, expand our facilities and purchase the inventory.  During 2017, the Company continued to focus on the growth of our Huttig-Grip private label construction fastener and specialty building product lines. The Company expanded the scope of our international sourcing activities for our private label products which offers the opportunity to increase margins, but the longer lead-times on internationally sourced products also requires an increased investment in inventory. The Company also continued to invest in its automated, high-capacity pre-finish door lines and also focused sales resources to continue to penetrate the home improvement, repair and remodel market.

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

Our size and geographic coverage are advantageous in obtaining and retaining distribution rights for brand name products. Our size also permits us to attract experienced sales and service personnel and gives us the resources to provide company-wide sales, product and service training programs. By working closely with our customers and suppliers and utilizing our single information technology platform, we believe our distribution centers are well positioned to maintain appropriate inventory levels and to deliver completed orders on time.

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

Our results of operations are affected by new housing activity in the United States. In 2017, total housing starts increased approximately 2%, to 1.2 million, but were still below the Historical Average of approximately 1.4 million. Based on the current level of housing activity and industry forecasts, we expect new housing activity will continue to increase in 2018, though still remain below the Historical Average.

We anticipate that fluctuations from period to period will continue in the future. Our results in the first and fourth quarters are generally adversely affected by winter weather patterns in the Northeast, Midwest and Northwest regions of the United States, typically due to seasonal decreases in levels of construction activity in these areas. Because much of our overhead and expenses remain relatively fixed throughout the year, our operating profits also tend to be lower during the first and fourth quarters. In addition, other weather patterns, such as hurricane season in the Southeast region of the United States during the third and fourth quarters, can have an adverse impact on our results in a particular period.

We depend on cash flow from operations and funds available under our revolving credit facility to finance seasonal working capital needs, capital expenditures, the investment of our product lines, including Huttig-Grip, and any acquisitions that we may undertake. Typically, our working capital requirements are generally greatest in the second and third quarters, which reflect the seasonal nature of our business. The second and third quarters also tend to be our strongest operating quarters, largely due to more favorable weather throughout many of our markets compared to the first and fourth quarters. We typically generate cash from working capital reductions in the fourth quarter of the year and build working capital during the first quarter in preparation for our second and third quarters. We also maintain significant inventories to meet the rapid delivery requirements of our customers and to enable us to obtain favorable pricing, delivery and service terms with our suppliers. In 2017, our working capital was impacted significantly as we continued to invest in inventory related to the growth of our Huttig-Grip product line. The Company sources its private label product internationally and domestically. Sourcing Huttig-Grip products internationally requires longer lead-times and higher inventory levels to ensure available supply, but it also provides the opportunity for higher margins. At December 31, 2017 and 2016, inventories and accounts receivables constituted approximately 73% and 69% of our total assets, respectively. We also closely monitor operating expenses and inventory levels during seasonally affected periods and, to the extent possible, manage variable operating costs to minimize seasonal effects on our profitability.

Credit

Huttig maintains an overall credit policy for sales to customers and then delegates responsibility for most credit decisions to credit personnel responsible for individual regions. Our credit policies, together with careful monitoring of customer balances, have resulted in bad debt expense of less than 0.1% in each of 2017, 2016, and 2015. Approximately 99% of our sales in 2017 were to customers to whom we had provided credit for those sales.

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

Trade Names

Historically, Huttig has operated under various trade names in the markets we serve, retaining the names of acquired businesses for a period of time to preserve local identification, including in our acquisition of the business, BenBilt Building Systems LP (“BenBilt”). To capitalize on our national presence, all of our distribution centers operate under the primary trade name “Huttig Building Products” with the exception of BenBilt. Huttig has no material patents, trademarks, licenses, franchises or concessions other than BenBilt®, Endocote Finishing System®, the Huttig Building Products® name and logo, Huttiguard®  and Huttig-Grip®, and Entry Logix®  which are registered trademarks.

Employees

As of December 31, 2017, we employed approximately 1,300 people, of which approximately 12% were represented by eight unions. We have not experienced any significant strikes or other work interruptions in recent years and have maintained generally favorable relations with our employees.  The Company has one union contract covering approximately 1% of our employees which is currently in negotiations.

Available Information

We file with the U.S. Securities and Exchange Commission (“SEC”) quarterly and annual reports on Forms 10-Q and 10-K, respectively, current reports on Form 8-K and proxy statements pursuant to the Securities Exchange

Act of 1934, as amended (the “1934 Act”), in addition to other information as required. The public may read and copy our SEC filings at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549 and may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We file this information with the SEC electronically, and the SEC maintains a website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

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

Our sales and results of operations depend heavily on the strength of national and local new residential construction and home improvement, repair and remodeling markets. The strength of these markets depends on new housing starts and residential remodeling projects, which are a function of many factors beyond our control. Some of these factors include general economic conditions, employment levels, job and household formation, interest rates, housing prices, housing inventory, tax policy, availability of mortgage financing, prices of commodity wood and steel products, immigration patterns, regional demographics and consumer confidence.

New housing activity in the United States has shown modest improvement each year since 2009. However, 2017 activity of 1.2 million was still below the Historical Average of approximately 1.4 million starts. We expect the level of new housing activity in 2018 to continue to be below the Historical Average. A prolonged downturn in current construction levels or any significant downturn in the major markets we serve or in the economy in general could have a material adverse effect on our operating results, liquidity and financial condition, including but not limited to our ability to comply with the financial covenant under our credit facility and the valuation of our goodwill. Reduced levels of construction activity may result in continued intense price competition among building materials suppliers, which may adversely affect our gross margins. We cannot provide assurance that our responses to a downturn or the government’s attempts to address the troubles in the economy will be successful.

The industry in which we compete is highly cyclical, and any cyclical market factors resulting in lower demand or increased supply could have a materially adverse impact on our financial results.

The building products distribution industry is subject to cyclical market pressures caused by a number of factors that are beyond our control, such as general economic and political conditions, inventory levels of new and existing homes for sale, levels of new construction, home improvement and remodeling activity, interest rates and population growth. To the extent that cyclical market factors adversely impact overall demand for building products or the prices that we can charge for our products, our net sales and margins would likely decline in the same time frame as the cyclical downturn occurs. Because much of our overhead and expense is relatively fixed in nature, a decrease in sales and margin generally has a significant adverse impact on our business, financial condition, and results of operations. To the extent our customers experience downturns in their business, our ability to collect our receivables could be adversely affected. Finally, the unpredictable nature of the cyclical market factors that impact our industry make it difficult to forecast our operating results.

We cannot assure the successful implementation of our growth initiatives.

In connection with our growth initiatives, including the Strategic Initiatives See Part I, Item 1— “Strategic Initiatives”, we have developed a long-term growth strategy with the objective of delivering sustainable, profitable growth and long-term value for our shareholders.

Our ability to successfully execute on our growth initiatives is subject to various risks and uncertainties.  Although we believe that our growth strategy will lead to long-term growth in revenue and profitability, there can be no assurance regarding the timing of or extent to which we will realize the anticipated benefits, if at all. Our failure to realize the anticipated benefits, which may be due to our inability to execute on portions of our growth strategy or as a result of the impact of the other risks described herein, could have a material adverse effect on our business, financial condition, and results of operations.

In execution of our growth initiatives, we may experience higher-than-expected expenses without accompanying current revenues and, therefore, this strategy may be dilutive to our earnings in the short term or longer. There can be no assurance regarding the timing of or the extent to which we will realize the anticipated benefits of these investments in our Company and other costs, if at all.

Our growth initiatives will place a significant strain on our management, operational and financial resources. Failure to manage growth effectively, or obtain necessary working capital to support our growth initiatives, could have a material adverse effect on our business, financial condition, and results of operations.

Current or future litigation and regulatory actions could have a material adverse impact on us.

From time to time, we are subject to litigation and other legal and regulatory proceedings relating to our business.  No assurance can be given that the results of these matters will be favorable to us.  An adverse resolution of lawsuits, investigations or arbitrations could have a material adverse effect on our business, financial condition and results of operations.  Defending ourselves in these matters may be time‑consuming, expensive and disruptive to normal business operations and may result in significant expense and a diversion of management’s time and attention from the operation of our business, which could impede our ability to achieve our business objectives and growth strategy.  For example, the Company’s involvement in litigation in Colorado, Illinois, and Texas filed by PrimeSource Building Products, Inc. against the Company and eleven of its employees has caused the Company to incur expenses and required significant attention from management. See “Legal Matters” in Note 7—“Commitments and Contingencies” in the notes to our consolidated financial statements under Part II, Item 8 for additional information.

Additionally, any amount that we may be required to pay to satisfy a judgment or settlement may not be covered by insurance.  Under our charter and the indemnification agreements that we have entered into with our directors and officers and third parties, we are required to indemnify and advance expenses to them in connection with their participation in certain proceedings.  There can be no assurance that any of these payments will not be material.

We face risks of incurring significant costs to comply with environmental regulations.

We are subject to federal, state and local environmental protection laws and regulations and may have to incur significant costs to comply with these laws and regulations in the future. Some of our current and former distribution centers are located in areas where environmental contamination may have occurred, and for which we, among others, could be held responsible. As a result, we may incur material environmental liabilities in the future with respect to our current or former distribution center locations. In addition, we may also be held responsible for environmental liabilities associated with products that we distribute or have distributed in the past. For example, we are required to remediate a property formerly owned by us in Montana pursuant to a unilateral administrative order issued by the Montana Department of Environmental Quality (“DEQ”). Although we believe we have accurately estimated the cost of implementing the remediation work at the site based on the information we have currently, we cannot provide assurance of the total cost of implementing the final remediation work at the site due to the currently unknown variables relating to the actual levels of contaminants and additional sampling and testing to ensure the remediation will achieve the projected outcome required by the DEQ.  Our total cost of implementing the final remediation work at the site may exceed the amounts we have accrued for the matter.

A number of our employees are unionized, and any work stoppages by our unionized employees may have a material adverse effect on our results of operations.

Approximately 12% of our employees were represented by labor unions as of December 31, 2017. As of December 31, 2017, we had eight collective bargaining agreements. We may become subject to significant wage increases or additional work rules imposed by future agreements with labor unions representing our employees. Any such cost increases or new work rule implementation could increase our operating expenses to a material extent. In addition, although we have not experienced any strikes or other significant work interruptions in recent years and have maintained generally favorable relations with our employees, no assurance can be given that there will not be any work stoppages or other labor disturbances in the future, which could have a material adverse effect on our business, financial condition, and results of operations.

If we are unable to meet the financial covenant under our credit facility, the lenders could elect to accelerate the repayment of the outstanding balance and, in that event, we would be forced to seek alternative sources of financing.

We fund our working capital by borrowing funds under a $250.0 million asset based senior secured revolving credit facility, which contains a minimum fixed charge coverage ratio (“FCCR”) that is tested if our excess borrowing availability, as defined in the facility, reaches an amount in the range of less than $17.5 million to $31.3 million depending on our borrowing base at the time of testing. For 2017, the minimum FCCR was not required to be tested as excess borrowing availability was greater than the minimum threshold but, if we had been unable to maintain excess borrowing availability of more than the applicable amount in the range of $17.5 million to $31.3 million as required, the Company would not have met the minimum required FCCR at December 31, 2017. If in the future, we fail to meet the required FCCR and are unable to maintain excess borrowing availability of more than the applicable required amount, our lenders would have the right to terminate the loan commitments and accelerate the repayment of the entire amount outstanding under the credit facility. Our lenders also could foreclose on our assets that secure our credit facility. In that event, we would be forced to seek alternative sources of financing, which may not be available on terms acceptable to us or at all.

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

In addition, the growth in our business may cause us to seek additional financing or increase the size of the credit facility.  If we are unable to obtain additional financing, our ability to grow may be limited which could negatively impact our overall operations.

A significant portion of our sales are concentrated with a relatively small number of customers. A loss of one or more of these customers would have material adverse effect on our business, financial condition, and results of operations.

In 2017, our top ten customers represented 42% of our sales, with one customer accounting for 14% of our sales. This customer is a buying group for multiple building material dealers. Although we believe that our relationships with our customers are strong, the loss of one or more of these customers could have a material adverse effect on our business, financial condition, and results of operations.

A significant portion of our sales are on credit to our customers. Material changes in their creditworthiness or our inability to forecast deterioration in their credit position could have a material adverse effect on our operating results, cash flow and liquidity.

The majority of our sales are on account where we provide credit to our customers. In 2017, bad debt expense to total net sales was less than 0.1%. Our customers are generally susceptible to the same economic business risks as we are. Furthermore, we may not necessarily be aware of any deterioration in their financial position. If our customers’ financial positions become impaired, it could have a significant adverse impact on our bad debt exposure and could have a material adverse effect on our operating results, cash flow and liquidity.

Fluctuation in prices of commodity wood and steel products that we buy and then resell may have a significant impact on our results of operations.

Changes in wood and steel commodity prices between the time we buy these products and the time we resell them have occurred in the past, and we expect fluctuations to occur again in the future. Such changes can adversely affect the gross margins that we realize on the resale of the products. We may be unable to manage these fluctuations effectively or minimize any negative impact of these changes on our business, financial condition and results of operations.

Risks associated with our private brands could adversely affect our business.

We offer our customers quality products at competitive prices, some of which are marketed under our private brands. We expect to continue to grow our private brand offerings under the Huttig-Grip name. Our private brand offerings subject us to certain additional risks. These include, among others, risks related to: our, or our suppliers’, failure to ensure the quality of such products; our failure to comply with government and industry safety standards; mandatory or voluntary product recalls related to our private brand offerings; product liability claims; our ability to successfully protect our proprietary rights in our exclusive offerings; and risks associated with international sourcing and manufacturing. In addition, damage to the reputation of our private brand trade names may generate negative customer sentiment. Our failure to adequately address some or all of these risks could have a material adverse effect on our business, results of operations and financial condition.

We expect to continue to make significant investments in our Huttig-Grip product line. We cannot provide assurance that our investments will be profitable.

The termination of key supplier relationships may have an immediate material adverse effect on our financial condition and results of operations.

We distribute building products that we purchase from a number of major suppliers. As is customary in our industry, most of our relationships with these suppliers are terminable without cause on short notice. More than half of our purchases are concentrated with ten suppliers.  Although we believe that relationships with our existing suppliers are strong and that in most cases we would have access to similar products from competing suppliers, the termination of key supplier relationships or any other disruption in our sources of supply, particularly of our most commonly sold items, could have a material adverse effect on our business, financial condition and results of operations. Supply shortages resulting from unanticipated demand or production difficulties could occur from time to time and could also have a material adverse effect on our business, financial condition and results of operations.

We use international sources for the production of certain of our products, which exposes us to certain additional risks.

We use international vendors for the supply of certain of our products.  Global sourcing and foreign trade involve numerous factors, uncertainties, and risks, some of which are beyond our control, including increased shipping costs, increased import duties, more restrictive quotas, loss of most favored nation trading status, currency fluctuation, work stoppages, transportation delays, port of entry issues, economic uncertainties such as inflation, foreign government regulations, political unrest, natural disasters, war, terrorism, trade restrictions, political instability, the financial stability of vendors, merchandise quality issues, and tariffs and other import taxes. Additionally, operating in the international marketplace requires us to comply with U.S. and foreign laws and regulations applicable to our foreign operations, such as the Foreign Corrupt Practices Act and its counterparts in other foreign jurisdictions in which we operate. Negative press or reports about internationally manufactured products, which have become increasingly prominent, may sway public opinion, and thus customer confidence, away from the products sold by us. These and other issues affecting our international operations and vendors could have a material adverse effect on our business, financial condition and results of operations.

The building materials distribution industry is competitive, and we may not be able to compete successfully with some of our existing competitors or new entrants in the markets we serve.

The building materials distribution industry is competitive. Our competition varies by product line, customer classification and geographic market. The principal competitive factors in our industry are:

•	pricing and availability of product;
•	service and delivery capabilities;
•	quality of value-added services;
•	ability to assist with problem-solving;
•	customer relationships;
•	geographic coverage;
•	financial stability and credit terms; and
•	breadth of product offerings.

We compete with many local, regional and, in some markets and product categories, national building materials distributors and dealers. In addition, some product manufacturers sell and distribute their products directly to our customers, and the volume of such direct sales could increase in the future. Manufacturers of products distributed by us may also enter into exclusive supplier arrangements with our competition. Further, home center retailers, which have historically concentrated their sales efforts on retail consumers and small contractors, may intensify their marketing efforts to larger contractors and homebuilders. Some of our competitors have greater financial and other resources and may be able to withstand sales or price decreases better than we can. We also expect to continue to face competition from new market entrants. We may be unable to continue to compete effectively with these existing or new competitors, which could have a material adverse effect on our business, financial condition and results of operations.

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

In addition, our insurance underwriters require collateral, generally in the form of letters of credit, which reduce our borrowing availability under our senior secured credit facility. As of December 31, 2017, we had $3.6 million in letters of credit outstanding. Changes in the actual number of large claims could increase our collateral requirements and reduce our borrowing availability under our credit facility.

Federal and state transportation regulations, as well as increases in the cost of fuel, could impose substantial costs on us, which could adversely affect our results of operations.

We use our own fleet of approximately 165 tractors, 15 trucks and 300 trailers to service customers throughout the United States. The U.S. Department of Transportation (“DOT”) regulates our operations, and we are subject to safety requirements prescribed by the DOT. Vehicle dimensions and driver hours of service also are subject to both federal and state regulation. More restrictive limitations on vehicle weight and size, trailer length and configuration, or driver hours of service could increase our costs. These regulations may be subject to significant modification in connection with the new administration of the U.S. federal government.

In addition, we rely on diesel fuel to operate our fleet and, therefore, we are impacted by changes in diesel fuel prices. Fuel costs are largely unpredictable and can have a significant impact on the Company’s results of operations.

Uncertainties in the interpretation and application of the 2017 Tax Cuts and Jobs Act could materially affect our tax obligations and effective tax rate.

The 2017 Tax Cuts and Jobs Act (“Tax Act”) was enacted on December 22, 2017, and significantly affected U.S. tax law by changing how the U.S. imposes income tax on multinational corporations. The U.S. Department of Treasury has broad authority to issue regulations and interpretative guidance that may significantly impact how we will apply the law and impact our results of operations in the period issued.

The Tax Act requires complex computations not previously provided in U.S. tax law. As such, the application of accounting guidance for such items is currently uncertain. Further, compliance with the Tax Act and the accounting for such provisions require accumulation of information not previously required or regularly produced.  As additional regulatory guidance is issued by the applicable taxing authorities, as accounting treatment is clarified, as we perform additional analysis on the application of the law, and as we refine estimates in calculating the effect, our final analysis, which will be recorded in the period completed, may be different from our current amounts, which could materially affect our tax obligations and effective tax rate.

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

As is the case with other companies in our industry, we face the risk of product liability and other claims of the type that are typical to our industry in the event that the use of products that we have distributed causes other damages. Product liability claims in the future, regardless of their ultimate outcome and whether or not covered under our insurance policies or indemnified by our suppliers, could result in costly litigation and have a material adverse effect on our business, financial condition, and results of operations.

We may acquire other businesses, and, if we do, we may be unable to integrate them with our business, which may impair our financial performance.

If we find appropriate opportunities, we may acquire businesses that we believe provide strategic opportunities. If we acquire a business, the process of integration may produce unforeseen operating difficulties and expenditures and may demand significant attention of our management that would otherwise be available for the ongoing development and operation of our business. If we make future acquisitions, we may issue shares of stock that dilute the ownership interests of other stockholders, expend cash, incur debt, assume contingent liabilities or create additional expenses. Furthermore, the acquired business may not perform as expected, which would impact our financial performance.

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

Goodwill is subject to impairment tests at least annually and between annual tests in certain circumstances. We have incurred non-cash impairment charges in certain prior years. At December 31, 2017, we reported goodwill of $9.5 million. We may be required to incur additional non-cash impairment charges in the future that could have a material adverse effect on our operating results.

Our financial results reflect the seasonal nature of our operations.

Our first and fourth quarter revenues are typically adversely affected by winter construction cycles and weather patterns in colder climates as the level of activity in the new construction and home improvement markets decreases. Because much of our overhead and expense remains relatively fixed throughout the year, our operating profits also tend to be lower during the first and fourth quarters. In addition, other weather patterns, such as hurricane season in the Southeast region of the United States during the third and fourth quarters, can have an adverse impact on our business, financial condition and results of operations.

We may be subject to information technology system failures, network disruptions, cybersecurity attacks and breaches in data security, which may materially adversely affect our financial condition, results of operations and business.

We depend on information technology, including our information technology system and third party telecommunications facilities, as an essential element to sustain our operations. Our system enables us to interface with our local distribution centers and customers, as well as to maintain and timely update financial and business records. A failure of the information technology systems used by us or third parties with whom we interact could disrupt our operations by causing transaction errors, processing inefficiencies, delays or cancellation of customer orders, the loss of customers or impediments to the shipment of products. In particular, a cybersecurity breach could result in the loss or unauthorized disclosure of our intellectual property, proprietary information and personal information of our customers and employees. An information technology failure could expose us to financial losses from the need to undertake remedial actions and loss of business or potential liability, as well as reputational damage, any of which could have a material adverse effect on our financial condition, results of operations and business.

Our deferred tax assets could be substantially limited if we experience an ownership change as defined in the Internal Revenue Code.

We have significant deferred tax assets related to federal and state net operating loss carryforwards (collectively, the “Deferred Tax Assets”). Under federal tax laws, we can carry forward and use our Deferred Tax Assets to reduce our future taxable income and tax liabilities until such Deferred Tax Assets expire in accordance with the Internal Revenue Code of 1986, as amended (the “Code”). Section 382 and Section 383 of the Code provide an annual limitation on our ability to utilize our Deferred Tax Assets, as well as certain built-in-losses, against future taxable income in the event of a change in ownership (as defined under the Code). While we have adopted a rights plan to protect stockholder value by attempting to diminish the risk that the Company’s ability to use its Deferred Tax Assets (see “Shareholder Rights Plan” under Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information) may become substantially limited, we could experience a change in ownership in the future as a result of changes in our stock ownership that are beyond our control, and any such subsequent changes in ownership for purposes of the Code could further limit our ability to use our Deferred Tax Assets. Accordingly, any such occurrences could adversely impact our ability to offset future tax liabilities and, therefore, adversely affect our financial condition, results of operations and cash flow.

ITEM 1B—UNRESOLVED STAFF COMMENTS

None.

ITEM 2—PROPERTIES

Our corporate headquarters are located at 555 Maryville University Drive, Suite 400, St. Louis, Missouri 63141, in a leased facility. We own 14 of our 27 distribution centers and lease the remaining properties.  The owned distribution centers secure our credit facility. Warehouse space at distribution centers aggregated to approximately 3.2 million square feet as of December 31, 2017. Distribution centers range in size from 21,100 square feet to 260,000 square feet. The types of facilities at these centers vary by location, from traditional wholesale distribution warehouses to facilities with broad product offerings and capabilities for a range of value added services such as pre-hung door operations. We believe that our locations are well maintained and adequate for their use.

ITEM 3—LEGAL PROCEEDINGS

See Note 7—“Commitments and Contingencies” in the notes to our consolidated financial statements under Part II, Item 8. Financial Statements and Supplementary Data for a description of certain of our pending legal and environmental proceedings.  We are also party to various other litigation matters, in most cases involving ordinary and routine claims incidental to our business. We cannot reasonably estimate the ultimate legal and financial liability with respect to all pending litigation matters. However, we believe, based on our examination of such matters, that the ultimate liability will not have a material adverse effect on our financial position, results of operation or cash flows.

ITEM 4—MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5—MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the NASDAQ exchange under the ticker symbol “HBP.” At February 15, 2018, there were approximately 1,500 holders of record of our common stock. The following table sets forth the range of high and low sale prices of our common stock:

	2017		2016
	High	Low	High	Low
First Quarter	$9.02	$6.32	$3.94	$3.01
Second Quarter	9.24	6.36	5.70	3.56
Third Quarter	7.49	5.00	7.00	5.21
Fourth Quarter	7.75	5.70	6.95	4.65

In order to make cash generated available for use in operations, debt reduction, stock repurchases and potential acquisitions, we have not declared, nor do we anticipate at this time declaring or paying, any cash dividends on our common stock.   Provisions of our credit facility contain various restrictions, which, among other things, limit our ability to incur indebtedness, incur liens, make certain types of acquisitions, declare or pay dividends, repurchase shares or sell assets outside of the ordinary course of business. Accordingly, the payment of further dividends is at the discretion of the Board of Directors and is further limited by various restrictions contained in our credit facility.  See “Liquidity and Capital Resources” under Part II, Item 7— “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

See “Security Ownership of Certain Beneficial Owners” and Management and Related Stockholder Matters” under Part III, Item 12—for information on securities authorized for issuance under equity compensation plans.

There were no unregistered sales of equity securities by the Company during the years ended December 31, 2017 or 2016.

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

The following table compares total shareholder returns for the Company over the past five years to the Standard and Poor’s 500 Stock Index and that of a peer group made up of other building material and industrial products distributors assuming a $100 investment made on December 31, 2012. Each of the three measures of cumulative total return assumes reinvestment of dividends. The stock performance shown on the graph below is not necessarily indicative of future price performance.

	Huttig Building Products, Inc.	S&P 500	Peer Group (1)
12/12	$100.00	$100.00	$100.00
12/13	$241.25	$132.39	$140.95
12/14	$209.38	$150.51	$140.29
12/15	$237.50	$152.59	$183.23
12/16	$413.13	$170.84	$241.51
12/17	$415.63	$208.14	$311.19

(1)	The peer group is comprised of the following companies: Universal Forest Products, Inc, BlueLinx Holdings, Inc., PGT, Inc., Patrick Industries, Inc. and Builders FirstSource, Inc.

ITEM 6—SELECTED CONSOLIDATED FINANCIAL DATA

The following table summarizes certain selected financial data of continuing operations of the Company as of year-end for each of the five years in the period ended December 31, 2017. The information contained in the following table may not necessarily be indicative of our future performance. Such historical data should be read in conjunction with Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto included elsewhere in this report.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(In Millions, Except Per Share Data)
Income Statement Data: (1)
Net sales	$753.2	$713.9	$659.6	$623.7	$561.5
Cost of sales	597.4	562.7	526.3	501.1	450.4
Gross margin	155.8	151.2	133.3	122.6	111.1
Operating expenses	155.7	128.5	119.2	114.3	104.8
Gain on disposal of capital assets	—	—	(0.4)	—	—
Operating income	0.1	22.7	14.5	8.3	6.3
Interest expense, net	3.1	2.2	2.3	2.5	2.6
(Loss) income from continuing operations before income taxes	(3.0)	20.5	12.2	5.8	3.7
Provision for (benefit from) income taxes	3.2	7.2	(17.2)	—	0.1
Net (loss) income from continuing operations	(6.2)	13.3	29.4	5.8	3.6
Per share:
Net (loss) income from continuing operations (basic and diluted)	(0.25)	0.52	1.17	0.23	0.15

Balance Sheet Data (at end of year):
Total assets	$245.9	$202.3	$177.4	$158.0	$151.5
Total debt (2)	103.0	55.5	48.6	63.7	62.0
Total shareholders’ equity	66.5	70.5	52.9	25.7	22.9

(1)	Amounts exclude operations classified as discontinued.
(2)	Includes both current and long-term portions of debt and other obligations. See Note 4—“Debt” of the Notes to Consolidated Financial Statements in Item 8.

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

Industry Conditions

Our sales depend heavily on the strength of local and national new residential construction, home improvement and remodeling markets. New housing activity has shown moderate improvement each year since 2009, the trough period of the downturn.  In 2017, total housing starts increased approximately 2%, to 1.2 million, but were still below the Historical Average of approximately 1.4 million. Based on the current level of housing activity and industry forecasts, we expect the increase in new housing activity could continue into 2018 but still remain below the Historical Average.

Various factors historically have caused our results of operations to fluctuate from period to period. These factors include levels of construction, home improvement and remodeling activity, weather, prices of commodity wood and steel products, interest rates, competitive pressures, availability of credit and other local, regional, national and economic conditions. Many of these factors are cyclical or seasonal in nature.  We anticipate that further fluctuations in operating results from period to period will continue in the future. Our first and fourth quarters are generally adversely affected by winter weather patterns in the Northwest, Midwest and Northeast regions of the United States, which typically cause seasonal decreases in levels of construction activity in these areas. Because much of our overhead and expenses remain relatively fixed throughout the year, our operating profits tend to be lower during the first and fourth quarters.

We believe we have the product offerings, distribution channel, personnel, systems infrastructure, financial, and competitive resources necessary for continued operations. Our future revenues, costs and profitability, however, are all likely to be influenced by a number of risks and uncertainties, including those set forth in Part I, Item 1A—“Risk Factors”.

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

Contingencies—We accrue expenses when it is probable that an asset has been impaired or a liability has been incurred and we can reasonably estimate the expense. Contingencies for which we have made accruals include environmental and certain other legal matters. It is possible that future results of operations for any particular quarter or annual period and our financial condition could be materially affected by changes in assumptions or other circumstances related to these matters. We accrue an estimate of the cost of resolution of these matters and make adjustments to the amounts accrued as circumstances change. We expense legal costs as incurred.

Income Taxes— Deferred tax assets and liabilities are recognized for the future tax benefits or liabilities attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates would be recognized in income in the period that includes the enactment date. We regularly review our deferred tax assets for recoverability and establish a valuation allowance when we believe that such assets may not be recovered, taking into consideration historical operating results, expectations of future earnings, changes in operations, the expected timing of the reversal of existing temporary differences and available tax planning strategies. Currently, we have significant deferred tax assets related to federal and state net operating loss carry-forwards. We carry a valuation allowance for state net operating loss carryforwards which we believe are more likely than not, will not be realized based on our projections of continued profitability for 2018 and beyond. Although we believe our estimates to be reasonable, differences in our future operating results from these projections could significantly change our estimates of and realization of these deferred tax assets in future periods.

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

Results of Operations

Fiscal 2017 Compared to Fiscal 2016

Continuing Operations

Net sales from continuing operations were $753.2 million in 2017, which were $39.3 million, or approximately 6%, higher than 2016. The increase was primarily due to higher levels of construction activity, the expansion of the Huttig-Grip product line and a full year’s results from the acquisition of BenBilt, which was completed on April 4, 2016.

Net sales in the major product categories changed as follows in 2017 from 2016: millwork sales increased 5% to $381.4 million, building product sales increased 7% to $299.0 million, and wood products increased 2% to $72.8 million primarily due to increased construction activity and the acquisition of BenBilt. Fluctuations across product categories can occur based on general market conditions, new product incentives, promotions, changes in product lines, and commodity pricing, among other things.

Gross margin increased approximately 3% to $155.8 million, or 20.7% of net sales, in 2017 as compared to $151.2 million, or 21.2% of net sales, in 2016.  The decrease in gross margin percentage was primarily due to the  higher production costs with our millwork products as well as a higher proportion of direct sales in our overall mix.

Operating expenses increased $27.2 million or approximately 21% to $155.7 million, or 20.7% of net sales, in 2017, compared to $128.5 million, or 18.0% of net sales, in 2016.  The increase in operating expenses was driven by an increase in personnel costs, which increased $14.2 million, principally due to hiring of additional sales and warehouse personnel related to our expansion of the Huttig-Grip product line and repair and remodel growth initiatives.  Non-personnel expenses were $12.5 million higher in 2017 as compared to 2016 primarily due to costs associated with the expansion of the Huttig-Grip product line and our repair and remodel growth initiatives including higher marketing costs, rent, and other administrative costs, as well as, legal expenses associated with the ongoing litigation (see Note 7 − “Commitments and Contingencies” of the Notes to Consolidated Financial Statements in Item 8 for more information regarding the litigation).

Net interest expense was $3.1 million in 2017 compared to $2.2 million in 2016.  The increase was due to higher average outstanding debt and higher borrowing rates in 2017 versus 2016.

An income tax provision of $3.2 million was recognized for the year ended December 31, 2017 compared to $7.2 million for the year ended December 31, 2016. The income tax expense in 2017 was driven by the impact of the Tax Cuts and Jobs Act (the “Tax Act”) that was enacted on December 22, 2017. The Company recognized $4.5 million in tax expense related to the net change in our deferred tax assets and liabilities as a result of the Tax Act’s reduction of the U.S. Federal tax rate from 35% to 21%. The lower U.S. corporate income taxe rate is effective January 1, 2018, however, our deferred tax assets and liabilities were adjusted in 2017 when the new tax law was enacted. Excluding the impact of this adjustment, as well as other immaterial tax adjustments, the Company would have recognized a tax benefit of approximately $1.3 million.  See Note 10 — “Income Taxes” of the Notes to Consolidated Financial Statements in Item 8 for more information.

As a result of the foregoing factors, we reported a loss from continuing operations of $6.2 million in 2017 as compared to income from continuing operations of $13.3 million in 2016.

Discontinued Operations

We recorded a $0.9 million after-tax loss from discontinued operations in 2017 due to an increase in the estimated cost of our environmental liability. See Note 7 − “Commitments and Contingencies” of the Notes to Consolidated Financial Statements in Item 8 for more information regarding the environmental liability. We recorded $3.0 million in after-tax income from discontinued operations in 2016 primarily as a result of payments received from settlement agreements with insurers, as well as with Crane Co., in connection with the declaratory action filed in the United States court for the Eastern District of Missouri. See Note 15—“Discontinued Operations” of the Notes to the Consolidated Financial Statements in Item 8 for more information.

Fiscal 2016 Compared to Fiscal 2015

Continuing Operations

Net sales from continuing operations were $713.9 million in 2016, which were $54.3 million, or approximately 8%, higher than 2015. The increase was primarily due to higher levels of construction activity, the addition of a new product line, Huttig-Grip, and the acquisition of BenBilt which was completed on April 4, 2016.

Net sales in the major product categories changed as follows in 2016 from 2015: millwork sales increased 12% to $363.9 million, building product sales increased 5% to $278.8 million, and wood products increased 1% to $71.2 million with a 12% increase in sales of engineered wood products and a 7% decrease in sales of other wood products.  Fluctuations across product categories can occur based on general market conditions, new product incentives, promotions, changes in product lines, and commodity pricing, among other things.

Gross margin increased approximately 13% to $151.2 million, or 21.2% of net sales, in 2016 as compared to $133.3 million, or 20.2% of sales, in 2015.  The increase in gross margin percentage was primarily due to our operational initiatives, as well as improved product mix as we continue to expand our value-add capabilities to service the repair/remodel construction segment.

Operating expenses increased $9.3 million or approximately 8% to $128.5 million, or 18.0% of net sales, in 2016, compared to $119.2 million, or 18.1% of net sales, in 2015.  The increase in operating expenses was primarily due to an increase in personnel costs, which increased $6.7 million, principally from wage increases, hiring of additional personnel, and expenses attributable to higher variable costs associated with increasing sales. We recorded total stock-based compensation expense of $1.7 million in 2016 compared to $1.8 million in 2015.  Non-personnel expenses were $2.1 million higher in 2016 as compared to 2015 primarily due to the acquisition of BenBilt in April 2016.

Net interest expense was $2.2 million in 2016 compared to $2.3 million in 2015.  The decrease was primarily due to lower borrowing rates in 2016 versus 2015.

An income tax provision of $7.2 million was recognized for the year ended December 31, 2016. An income tax benefit of $17.2 million was recognized for the year ended December 31, 2015. The 2015 income tax benefit primarily related to the Company’s release of all its valuation allowance related to federal and a significant portion of certain state net operating loss carryforwards. See Note 10 — “Income Taxes” of the Notes to Consolidated Financial Statements in Item 8 for more information.

As a result of the foregoing factors, we reported income from continuing operations of $13.3 million in 2016 as compared to $29.4 million in 2015.

Discontinued Operations

We recorded $3.0 million in after-tax income from discontinued operations in 2016 primarily as a result of payments received from settlement agreements with insurers, as well as with Crane Co., in connection with the declaratory action filed in the United States court for the Eastern District of Missouri. We recorded a loss of $3.4 million after tax in 2015 due to environmental and related legal expenses. See Note 15— “Discontinued Operations” of the Notes to the Consolidated Financial Statements in Item 8 for more information.

Shareholder Rights Plan

On May 18, 2016, the Company’s Board of Directors issued one preferred share purchase right (a “Right”) for each share of our common stock issued and outstanding as of the close of business on May 31, 2016 and adopted a shareholder rights plan, as set forth in the rights agreement entered into on the same date between the Company and Computershare Trust Company, N.A. (the “Rights Agreement”).  The Rights Agreement was approved by the Company’s stockholders at the 2017 annual meeting of stockholders. The Rights Agreement will expire on the earliest of (i) May 18, 2019, (ii) the time at which the Rights are redeemed or exchanged, as provided for in the Rights Agreement, (iii) the repeal of Section 382 of the Internal Revenue Code if the Board determines that the Rights Agreement is no longer necessary for the preservation of the Company’s net operating loss carryforwards (“NOLs”), and (iv) the beginning of a taxable year of the Company to which the Board determines that no NOLs may be carried forward. The Company adopted the Rights Agreement to protect stockholder value by attempting to diminish the risk that the Company’s ability to use its NOLs to reduce potential future federal income tax obligations may become substantially limited.

See Note 13 − “Rights Agreement” of the Notes to Consolidated Financial Statements in Item 8 for more information regarding the Rights Agreement.

Liquidity and Capital Resources

We depend on cash flow from operations and funds available under our revolving credit facility to finance seasonal working capital needs, capital expenditures, additional investment in our product lines, including Huttig-Grip, and any acquisitions that we may undertake. Typically, our working capital requirements are generally greatest in the second and third quarters, which reflect the seasonal nature of our business. The second and third quarters also tend to be our strongest operating quarters, largely due to more favorable weather throughout many of our markets compared to the first and fourth quarters. We typically generate cash from working capital reductions in the fourth quarter of the year and build working capital during the first quarter in preparation for our second and third quarters. We also maintain significant inventories to meet the rapid delivery requirements of our customers and to enable us to obtain favorable pricing, delivery and service terms with our suppliers. In 2017, our working capital was impacted significantly as we continued to invest in inventory related to our Huttig-Grip product line. Sourcing Huttig-Grip products internationally requires longer lead-times and higher inventory levels to ensure available supply, but it also provides an opportunity for higher margins. At December 31, 2017 and 2016, inventories and accounts receivables constituted approximately 73% and 69% of our total assets, respectively. We also closely monitor operating expenses and inventory levels during seasonally affected periods and, to the extent possible, manage variable operating costs to minimize seasonal effects on our profitability.

Operations—Cash used in operating activities was $38.1 million in 2017, compared to cash provided by operating activities of $17.0 million in 2016. In 2017 our net income decreased by $23.4 million compared to 2016. In 2017 our inventory levels increased by $30.9 million driven largely by the expansion of our Huttig-Grip product line and we spent approximately $5.1 million in remediation costs related to the formerly owned property in Montana.

Investing—Net cash used in investing activities was $6.1 million in 2017, as compared to $21.4 million in 2016.  In 2017 we invested $6.1 million in property and equipment at various locations.  The Company used $17.3 million for the purchase of substantially all of the assets of BenBilt in the second quarter of 2016.  In 2016 we invested $4.1 million in property and equipment at various locations.

Financing—Cash provided by financing activities of $44.2 million in 2017 reflected net borrowings of $46.8 million under our credit facility, repayments of $1.7 million for other debt obligations and $0.9 million for the net settlement of withholding taxes on stock-based awards.  In 2016 net borrowings included amounts borrowed to fund the purchase of substantially all of the assets of BenBilt. Cash provided by financing activities of $4.4 million in 2016 reflected net debt payments of $6.0 million under our credit facility, payments of $1.2 million for capital lease and other debt obligations, and $0.4 million for the net settlement of withholding taxes on stock-based awards.

The Company believes that cash generated from its operations and funds available under the credit facility will provide sufficient funds to meet the operating needs of the Company for at least the next twelve months. In 2017 the minimum fixed charge coverage ratio (“FCCR”) was not required to be tested as excess borrowing availability was greater than the minimum threshold. However, if the Company’s availability would have fallen below that threshold, we would not have met the minimum FCCR. If we are unable to maintain excess borrowing availability of more than the applicable amount in the range of $17.5 million to $31.3 million and we do not meet the minimum FCCR, the lenders would have the right to terminate the loan commitments and accelerate the repayment of the entire amount outstanding under the credit facility.  The lenders could also foreclose on the Company’s assets that secure the credit facility.  If the credit facility is terminated, the Company would be forced to seek alternative sources of financing, which may not be available on terms acceptable to it, or at all.

Credit Facility—See Note 4 – “Debt” in the Notes to Consolidated Financial Statements in Item 8 for information on our credit agreement.

Off-Balance Sheet Arrangements

In addition to funds available from operating cash flows and our bank credit facility as described above, we use operating leases, which are considered to be off-balance sheet arrangements. Operating leases are employed as an alternative to purchasing certain property, plant and equipment. Future rental commitments, extending through 2031, under all non-cancelable operating leases in effect at December 31, 2017 totaled $36.2 million.

Commitments and Contingencies

The table below summarizes our contractual obligations as of December 31, 2017 (in millions):

		Payments Due by Period
			2019-	2021-	Beyond
	Total	2018	2020	2022	2022
Long-term debt, including current portion (1)	$103.0	$1.2	$1.8	$100.0	$—
Operating lease obligations (2)	35.1	10.5	14.9	6.7	3.0
Total	$138.1	$11.7	$16.7	$106.7	$3.0

(1)	Amounts represent the expected cash payments of our long-term debt and do not include any fair value adjustments.
(2)	Amounts are net of minimum sublease income of $1.1million.

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have exposure to market risk as it relates to effects of changes in interest rates. We had debt outstanding at December 31, 2017 under our credit facility of $99.2 million.

All of our debt under our revolving credit facility accrues interest at a floating-rate basis. If market interest rates for LIBOR had been different by an average of 1% for the year ended December 31, 2017, our interest expense and income before taxes would have changed by $0.9 million. These amounts are determined by considering the impact of the hypothetical interest rates on our borrowing cost. This analysis does not consider the effects of any change in the overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management may take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our financial structure.

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

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Huttig Building Products, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Huttig Building Products, Inc. and subsidiary (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes  (collectively, the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on  criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ KPMG LLP

We have served as the Company’s auditor since 2004.

St. Louis, Missouri
March 7, 2018

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2017	2016	2015
	(In millions, except per share data)
Net sales	$753.2	$713.9	$659.6
Cost of sales	597.4	562.7	526.3
Gross margin	155.8	151.2	133.3
Operating expenses	155.7	128.5	119.2
Gain on disposal of capital assets	—	—	(0.4)
Operating income	0.1	22.7	14.5
Interest expense, net	3.1	2.2	2.3
(Loss) income from continuing operations before income taxes	(3.0)	20.5	12.2
Provision for (benefit from) income taxes	3.2	7.2	(17.2)
Net (loss) income from continuing operations	(6.2)	13.3	29.4
Net (loss) income from discontinued operations, net of taxes of ($0.6), $1.8 and ($1.9), respectively	(0.9)	3.0	(3.4)
Net (loss) income	$(7.1)	$16.3	$26.0

Net (loss) income from continuing operations per share - basic and diluted	$(0.25)	$0.52	$1.17
Net (loss) income from discontinued operations per share - basic and diluted	$(0.04)	$0.12	$(0.14)
Net (loss) income per share - basic and diluted	$(0.29)	$0.64	$1.04

Weighted average shares outstanding:
Basic and diluted shares outstanding	24.9	24.5	24.1

See notes to consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2016
	(In millions)
ASSETS
Current Assets:
Cash and equivalents	$0.3	$0.3
Trade accounts receivable, net	66.8	59.3
Inventories, net	111.9	81.0
Other current assets	11.4	9.5
Total current assets	190.4	150.1

Property, Plant and Equipment:
Land	5.0	5.0
Building and improvements	31.1	29.7
Machinery and equipment	49.8	43.5
Gross property, plant and equipment	85.9	78.2
Less accumulated depreciation	56.4	53.3
Property, plant and equipment, net	29.5	24.9

Other Assets:
Goodwill	9.5	9.5
Deferred income taxes	9.7	10.3
Other	6.8	7.5
Total other assets	26.0	27.3

Total Assets	$245.9	$202.3

See notes to consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2016
	(In millions, except per share amounts)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$1.2	$1.0
Trade accounts payable	51.0	47.2
Accrued compensation	6.3	6.8
Other accrued liabilities	16.6	15.1
Total current liabilities	75.1	70.1
Non-current Liabilities:
Long-term debt, less current maturities	101.8	54.5
Other non-current liabilities	2.5	7.2
Total non-current liabilities	104.3	61.7

Shareholders’ Equity:
Preferred shares; $.01 par (5,000,000 shares authorized)	—	—
Common shares; $.01 par (75,000,000 shares authorized: 25,843,166 shares issued and outstanding at December 31, 2017 and 25,638,862 at December 31, 2016)	0.3	0.3
Additional paid-in capital	44.1	42.8
Retained earnings	22.1	27.4
Total shareholders’ equity	66.5	70.5

Total Liabilities and Shareholders’ Equity	$245.9	$202.3

See notes to consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Shares	Additional	Retained Earnings	Total
	Outstanding,	Paid-In	(Accumulated	Shareholders’
	at Par Value	Capital	Deficit)	Equity
	(In millions)
Balance at January 1, 2015	$0.2	$40.4	$(14.9)	$25.7
Net income	—	—	26.0	26.0
Payment for taxes related to share settlement of equity awards	—	(0.6)	—	(0.6)
Stock compensation expense	—	1.8	—	1.8
Balance at December 31, 2015	0.2	41.6	11.1	52.9
Net income	—	—	16.3	16.3
Payment for taxes related to share settlement of equity awards	—	(0.4)	—	(0.4)
Stock compensation expense	0.1	1.6	—	1.7
Balance at December 31, 2016	0.3	42.8	27.4	70.5
Net loss	—	—	(7.1)	(7.1)
Payment for taxes related to share settlement of equity awards	—	(0.9)	—	(0.9)
Deferred tax adjustment for adoption of ASU-2016-09		—	1.8	1.8
Stock compensation expense	—	2.2	—	2.2
Balance at December 31, 2017	$0.3	$44.1	$22.1	$66.5

See notes to consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2017	2016	2015
	(In millions)
Cash Flows From Operating Activities:
Net (loss) income	$(7.1)	$16.3	$26.0
Adjustments to reconcile net (loss) income to cash provided by (used in) operations:
Net (income) loss from discontinued operations, net of taxes	0.9	(3.0)	3.4
Depreciation and amortization	4.9	3.9	3.0
Non-cash interest expense	0.3	0.4	0.4
Stock compensation expense	2.2	1.7	1.8
Deferred taxes	2.4	8.8	(19.1)
Gain on disposal of capital assets	—	—	(0.4)
Changes in operating assets and liabilities:
Trade accounts receivable	(7.5)	(1.5)	(7.8)
Inventories	(30.9)	(14.6)	1.5
Trade accounts payable	3.8	2.7	4.2
Other	(2.5)	(0.7)	3.2
Cash (used in) provided by continuing operating activities	(33.5)	14.0	16.2
Cash (used in) provided by discontinued operating activities	(4.6)	3.0	0.9
Total cash (used in) provided by operating activities	(38.1)	17.0	17.1
Cash Flows From Investing Activities:
Capital expenditures	(6.1)	(4.1)	(2.8)
Acquisition	—	(17.3)	—
Proceeds from disposition of capital assets	—	—	2.5
Cash used in investing activities	(6.1)	(21.4)	(0.3)
Cash Flows From Financing Activities:
Payments of revolving credit debt agreement	(146.7)	(198.3)	(183.8)
Borrowings of revolving credit debt agreement	193.5	204.3	169.1
Repayments of other obligations	(1.7)	(1.2)	(1.7)
Payment for taxes related to share settlement of equity awards	(0.9)	(0.4)	(0.6)
Cash provided by (used in) financing activities	44.2	4.4	(17.0)
Net decrease in cash and equivalents	—	—	(0.2)
Cash and equivalents, beginning of year	0.3	0.3	0.5
Cash and equivalents, end of year	$0.3	$0.3	$0.3

Supplemental Disclosure of Cash Flow Information:
Interest paid	$2.7	$1.9	$1.8
Income taxes paid	0.5	0.4	—
Non-cash financing activities:
Assets acquired with debt obligations	2.2	2.0	1.4
Debt issuance costs financed	0.3	—	—

See notes to consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

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

Use of Estimates—The preparation of the Company’s consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management makes estimates including but not limited to the following financial statement items: allowance for doubtful accounts, slow-moving and obsolete inventory, lower of cost or market provisions for inventory, long-lived asset and goodwill impairments, contingencies, including environmental liabilities, accrued expenses and self-insurance accruals, income tax expense and deferred taxes. Actual results may differ from these estimates.

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

Inventory— Inventories are valued at the lower of cost or market. The Company’s entire inventory is comprised of finished goods. The Company reviews inventories on hand and records a provision for slow-moving and obsolete inventory. The provision for slow-moving and obsolete inventory is based on historical and expected sales. Approximately 87% and 91% of inventories were determined by using last-in, first-out (“LIFO”) method of inventory valuation as of December 31, 2017 and December 31, 2016, respectively. The balance of all other inventories is determined by the average cost method. The first-in, first-out cost would be higher than the LIFO valuation by $15.1 million at December 31, 2017 and $13.4 million at December 31, 2016.

Vendor Rebates—The Company enters into agreements with certain vendors providing for inventory purchase based rebates upon purchasing volumes. The Company accrues the receipt of rebates based on purchases and records vendor rebates as a reduction of the cost of inventory purchased.

Property, Plant and Equipment—Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets and is charged to operating expenses. Buildings and improvements lives range from 3 to 25 years. Machinery and equipment lives range from 3 to 10 years. The Company recorded depreciation expense of $3.7 million, $3.0 million and $2.9 million in 2017, 2016 and 2015, respectively.

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

Valuation of Long-Lived Assets—The Company periodically evaluates the carrying value of its long-lived assets, including intangible and other tangible assets, when events and circumstances warrant such a review. The Company also reassesses useful lives of previously recognized intangible assets. The carrying value of long-lived assets is considered impaired when the anticipated undiscounted cash flows from such assets are less than the carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved.

Shipping and Handling—Costs associated with shipping and handling products to the Company’s customers are charged to operating expense. Shipping and handling costs were $34.0 million, $30.2 million and $28.8 million in 2017, 2016 and 2015, respectively.

Stock-Based Compensation— The Company has stock-based compensation plans covering the majority of its employee groups and a plan covering the Company’s Board of Directors. The Company accounts for share-based compensation utilizing the fair value recognition provisions. The Company recognizes compensation cost for equity awards on a straight-line basis over the requisite service period for the entire award. See Note 9, “Stock Based Compensation” for additional information.

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

Net (Loss) Income Per Share—Basic net (loss) income per share is computed by dividing income available to common stockholders by the weighted average shares outstanding.  Diluted net income per share reflects the effect of all other potentially dilutive common shares using the treasury stock method.  See Note 11, “Basic and Diluted Net (Loss) Income Per Share” for additional information.

Concentration of Credit Risk—The Company grants credit to customers, substantially all of whom are dependent upon the construction sector. The Company periodically evaluates its customers’ financial condition but does not generally require collateral. Customers with high credit risk may be required to pay up front. A significant portion of our sales are concentrated with a relatively small number of our customers. Our top ten customers represented 42% of our sales in 2017. The Company had a single customer representing 14% of total sales in 2017, 14% of total sales in 2016 and 13% of total sales in 2015. This customer is a buying group for multiple building material dealers.

Collective Bargaining Agreements—As of December 31, 2017, 12% of our employees were represented by eight collective bargaining agreements with one of the agreements currently in negotiations.  With regard to the expiring agreement, 1% of our employees were covered thereunder.

Segments— Segment Reporting, defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. At December 31, 2017 and 2016, under the definition of a segment, each of our distribution centers is considered an operating segment of our business. Operating segments may be aggregated if the operating segments have similar economic characteristics and if the nature of the products, distribution methods, customers and regulatory environments are similar. The Company has aggregated its distribution centers into one reporting segment.

2.    GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets are reviewed for impairment annually or more frequently if certain indicators arise. In addition, the statement requires reassessment of the useful lives of previously recognized intangible assets.

The Company uses a two-step process for impairment testing of goodwill. During the fourth quarter in each of 2017, 2016 and 2015, the Company performed the annual test for impairment of its reporting units and there was no impairment of goodwill.   The following table summarizes goodwill activity for the three years in the period ended December 31, 2017 (in millions):

		Accumulated	Goodwill,
	Goodwill	Impairments	Net
Balance at January 1, 2015	$18.1	$(11.8)	$6.3
No activity in 2015	—	—	—
Balance at December 31, 2015	18.1	(11.8)	6.3
Addition in 2016	3.2	—	3.2
Balance at December 31, 2016	21.3	(11.8)	9.5
No activity in 2017	—	—	—
Balance at December 31, 2017	$21.3	$(11.8)	$9.5

Information regarding the Company’s other amortizable intangible assets is as follows (in millions):

			Accumulated
	Cost		Amortization
	2017	2016	2017	2016

Customer relationships	$4.9	$4.9	$1.5	$1.1
Trademarks	1.6	1.6	0.5	0.2
Other	1.6	1.6	0.9	0.4
Total amortizable intangible assets (1)	$8.1	$8.1	$2.9	$1.7

(1)	Amortizable intangible assets are included in “Other Assets.”

Customer relationships are amortized over 15 to 16 years. Trademarks are amortized over five years and other intangibles are amortized over three years. The Company recorded amortization expense of $1.2 million, $0.9 million and $0.1 million for the years ended December 31, 2017, 2016, 2015, respectively.

The estimated intangible asset amortization expense, by year and in the aggregate, consisted of the following at December 31, 2017 (in millions):

Amortization
2018	$1.2
2019	0.8
2020	0.6
2021	0.3
2022	0.2
Thereafter	2.1
Total	$5.2

3.    ALLOWANCE FOR DOUBTFUL ACCOUNTS

The allowance for doubtful accounts consisted of the following (in millions):

	December 31,
	2017	2016	2015
Balance at beginning of year	$0.7	$0.8	$0.6
Provision charged to expense	0.2	—	0.3
Write-offs, less recoveries	—	(0.1)	(0.1)
Balance at end of year	$0.9	$0.7	$0.8

The Company recorded bad debt expense of less than 0.1% of net sales in each of 2017, 2016 and 2015.

4.    DEBT

Debt consisted of the following (in millions):

	December 31,
	2017	2016
Revolving credit facility	$99.2	$52.2
Other obligations	3.8	3.3
Total debt	103.0	55.5
Less current portion	1.2	1.0
Long-term debt	$101.8	$54.5

Credit Facility— In July 2017, the Company amended and extended its asset-based senior secured revolving credit facility (“credit facility”) with Wells Fargo Capital Finance, Bank of America and JPMorgan Chase.  The amendment, among other things, increased the borrowing capacity from $160 million to $250 million, reduced the interest rate, reduced the minimum fixed charge coverage ratio and extended the maturity to July 14, 2022. The amended facility may be increased to $300 million, through an uncommitted $50 million accordion feature, subject to certain conditions. Borrowing availability under the credit facility is based on eligible accounts receivable, inventory and real estate. The real estate component of the borrowing base amortizes monthly over 12.5 years on a straight-line basis.  Borrowings under the credit facility are collateralized by substantially all of the Company’s assets, and the Company is subject to certain operating limitations applicable to a loan of this type, which, among other things, place limitations on indebtedness, liens, investments, mergers and acquisitions, dispositions of assets, cash dividends and transactions with affiliates.

At December 31, 2017, under the credit facility, the Company had revolving credit borrowings of $99.2 million outstanding at a weighted average interest rate of 3.00% per annum, letters of credit outstanding totaling $3.6 million, primarily for health and workers’ compensation insurance, and $51.4 million of additional committed borrowing capacity.  The Company pays an unused commitment fee of 0.25% per annum. In addition, the Company had $3.8 million of capital leases and other obligations outstanding at December 31, 2017.

The sole financial covenant in the credit facility is the minimum fixed charge coverage ratio (“FCCR”) of 1.00:1.00 and must be tested by the Company only if the excess borrowing availability falls below an amount in the range of $17.5 million to $31.3 million, depending on our borrowing base. In 2017 the minimum FCCR was not required to be tested as excess borrowing availability was greater than the minimum threshold. However, if the Company’s availability would have fallen below that threshold, we would not have met the minimum FCCR. FCCR must also be tested on a pro forma basis prior to consummation of certain significant business transactions outside our ordinary course of business, as defined in the agreement.

Maturities—At December 31, 2017, the aggregate scheduled maturities of debt were as follows (in millions):

2018	$1.2
2019	1.0
2020	0.8
2021	0.6
2022	99.4
Total	$103.0

The fair value of long-term debt, as calculated using the aggregate cash flows from principal and interest payments over the life of the debt, was approximately $99.2 million and $52.2 million at December 31, 2017 and 2016, respectively, based upon a discounted cash flow analysis using current market interest rates. The fair value measurement inputs for long-term debt are classified as Level 3 (unobservable inputs) in the valuation hierarchy.

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

6.    OTHER ACCRUED LIABILITIES

The Company has other accrued liabilities at December 31, 2017 and December 31, 2016 of $16.6 million and $15.1 million, respectively. Liabilities for self-insurance accruals were $4.1 million and $3.8 million, amounts due for sales incentive programs were $5.5 million and $5.3 million, short term environmental accruals were $1.1 million and $0.0 million, and deferred rent was $0.5 million and $0.6 million at December 31, 2017 and 2016, respectively.

7.    COMMITMENTS AND CONTINGENCIES

Leases

The Company leases certain of its vehicles, equipment and distribution facilities from various third parties with non-cancelable operating leases with various terms. Certain leases contain renewal. Future minimum payments, by year, and in the aggregate, under these leases with initial terms of one year or more consisted of the following at December 31, 2017 (in millions):

	Non-cancelable	Minimum
	Operating	Sublease
	Leases	Income	Net
2018	$10.9	$(0.4)	$10.5
2019	9.2	(0.4)	8.8
2020	6.3	(0.2)	6.1
2021	4.5	(0.1)	4.4
2022	2.3	—	2.3
Thereafter	3.0	—	3.0
Total minimum lease payments	$36.2	$(1.1)	$35.1

Operating lease obligations expire in varying amounts through 2031. Rental expense for all operating leases was $14.8 million, $13.6 million and $13.3 million in 2017, 2016 and 2015, respectively. Sublease income was $0.5 million, $0.9 million and $0.9 million in 2017, 2016 and 2015, respectively.

Certain leases also include options to purchase the leased property. Assets recorded under capital leases as of December 31, 2017 and December 31, 2016 were $6.6 million and $5.1 million, respectively. These assets are recorded net of accumulated amortization of $2.3 million and $1.4 million as of December 31, 2017 and December 31, 2016, respectively.

Legal and Environmental Matters

The Company accrues expenses for contingencies when it is probable that an asset has been impaired or a liability has been incurred and management can reasonably estimate the expense. Contingencies for which the Company has made accruals include environmental and other legal matters. It is possible, however, that actual expenses could exceed our accrual by a material amount which could have a material adverse effect on the Company’s future liquidity, financial condition or operating results in the period in which any such additional expenses are incurred or recognized.

Environmental Matters

The Company was previously identified as a potentially responsible party in connection with the cleanup of contamination at a formerly owned property in Montana. On February 18, 2015, the Montana Department of Environmental Quality (the “DEQ”) issued an amendment to the unilateral administrative order of the DEQ outlining the final remediation of the property in its Record of Decision (the “ROD”).  In September 2015, the remedial action work plan (“RAWP”) was approved.

In 2017, the Company paid $5.1 million implementing the RAWP. After a review of the remaining estimate of costs to complete the remediation, the Company recorded a charge of $1.5 million in the fourth quarter of 2017, which was reflected in discontinued operations. The Company estimates the total remaining cost of implementing the RAWP to be $3.5 million at December 31, 2017. The Company believes the accrual represents a reasonable best estimate of the total remaining remediation costs, based on facts, circumstances, and information currently available.  However, there are currently unknown variables relating to the actual levels of contaminants and amounts of soil that will ultimately require treatment or removal and as part of the remediation process, additional soil and groundwater sampling, and bench and pilot testing is required to ensure the remediation will achieve the projected outcome required by the DEQ.  The ultimate final amount of remediation costs and expenditures are difficult to estimate with certainty and as a result, the amount of actual costs and expenses ultimately incurred by the Company with respect to this property could be lower than, or exceed the amount accrued as of December 31, 2017 by a material amount.  If actual costs are materially higher, the incremental expenses over the amount currently accrued could have a material adverse effect on our liquidity, financial condition and operating results.

In addition, some of the Company’s current and former distribution centers are located in areas where environmental contamination may have occurred, and for which the Company, among others, could be held responsible. The Company currently believes that there are no material environmental liabilities at any of its distribution center locations.

Legal Matters

The Company is also involved in litigation in Colorado, Illinois, and Texas filed by PrimeSource Building Products, Inc. (“PrimeSource”) against the Company and eleven of its employees.

The complaints allege, among other things, that certain former employees of PrimeSource have breached their contracts with PrimeSource (including non-competition, non‑interference and non-disclosure covenants) and fiduciary duties to PrimeSource, and that the former employees have misappropriated, and are using, trade secrets of PrimeSource on behalf of the Company.  The complaints seek injunctive relief, compensatory damages, and with respect to certain counts, punitive damages.

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

On December 9, 2017, the United Stated District Court of the Northern District of Illinois Eastern Division (the “Court”) ruled the evidence at the hearing failed to show a likelihood of success on the majority of PrimeSource's claims against Huttig and the Court denied PrimeSource’s request to shut down the Huttig-Grip expansion, but granted partial injunctive relief restricting four Huttig employees from working in activities related to the Huttig-Grip expansion and in part enjoining Huttig from selling products to a list of customers that were not pre-existing customers prior to November, 2016, but allows Huttig to sell all products to a list of customers that were pre-existing customers prior to November, 2016. The injunction is currently under review by the Court and could potentially be changed.

While it is not possible at this time to predict with any degree of certainty the ultimate outcome of this litigation, and the Company is  unable to make a meaningful estimate of the amount or range of loss, if any, that could result from any unfavorable outcome, the Company believes that PrimeSource’s claims lack merit.  The Company has retained outside counsel, and is vigorously defending itself against the lawsuits.  As of December 31, 2017, the Company incurred approximately $3.3 million in legal fees related to the PrimeSource litigation.

8.    EMPLOYEE BENEFIT PLANS

Defined Contribution Plans—The Company sponsors a qualified defined contribution plan covering substantially all its employees. The plan provides for Company matching contributions based upon a percentage of the employee’s voluntary contributions.  The Company reinstated the matching contributions in July 2016, which had been suspended since 2009. The Company’s matching contribution were $1.6 million and $0.6 million for the years ended December 31, 2017 and December 31, 2016, respectively.

Defined Benefit Plans—The Company participates in several multi-employer pension plans that provide benefits to certain employees under collective bargaining agreements.  The risks of participating in these multi-employer plans are different from single-employer plans in the following aspects:  (1) assets contributed to the multi-employer plan by one employer may be used to provide benefits to employees of other participating employers, (2) if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers, and (3) if the Company chooses to stop participating in some of its multi-employer plans, the Company may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability.  The Company’s total contributions to these plans were $0.8 million, $0.8 million, and $1.0 million in the years ended December 31, 2017, 2016, and 2015, respectively.  A majority of the contributions were to the Western Conference of Teamsters Pension Plan.  The Company does not contribute more than 5% percent of total contributions for any of these multi-employer pension plans.  The Company’s participation in the multi-employer pension plans as of December 31, 2017 is outlined in the table below.

					Expiration Date
		Pension	Financial		of Collective-	12/31/2017
		Protection Act	Improvement	Surcharge	Bargaining	Company
Legal Name of Plan	EIN - Plan Number	Zone Status	Plan	Imposed	Agreement	Participants
Western Conference of Teamsters Pension Plan	91-6145047 - 001	Funded > 80%	No	No	4/30/2018 to	95
					6/30/2020
Southern California Lumber Industry Retirement Fund	95-6035266 - 001	Funded > 80%	No	No	6/30/2020	17
Central States, Southeast and Southwest Areas Pension Plan	36-6044243 - 001	Funded < 65%	Implemented	No	12/27/2020	3

During 2015, the Company completely withdrew employees from an existing multi-employer pension plan with the Central States Pension Fund, or the “Pension Fund,” and entered into a new agreement with the Pension Fund, which adopted an alternative method for determining an employer's unfunded obligation that would limit the Company’s funding obligations to the Pension Fund in the future. As part of the agreement, Pension Fund participants were moved to a new pension plan sponsored by the Pension Fund. In connection with the complete withdrawal from the Pension Fund, the Company was subject to a withdrawal liability of approximately $0.4 million which was paid in December 2015.

9.    STOCK BASED COMPENSATION

2005 Executive Incentive Compensation Plan

Under the 2005 Executive Incentive Compensation Plan (the “2005 Plan”), incentive awards of up to 8,125,000 shares of common stock may be granted.  The 2005 Plan allows the Company to grant awards to key employees, including restricted stock awards, stock options, other stock-based incentive awards and cash based incentive awards subject primarily to the requirement of continued employment. Awards under the 2005 Plan are available for grant over a ten-year period unless terminated earlier by the Board of Directors.  The Company granted 404,793, 756,492, and 500,468 shares of restricted stock to employees in 2017, 2016, and 2015, respectively.  No monetary consideration is paid to the Company by employees who receive restricted stock. The restricted shares vest ratably over three to five years.  Restricted stock can be granted with or without performance restrictions.

2005 Non-Employee Directors’ Restricted Stock Plan

Under the Company’s 2005 Non-Employee Directors’ Restricted Stock Plan, which was adopted in 2005 and subsequently amended in 2007, 2009, 2012, and 2015, incentive awards of up to 575,000 shares of common stock may be granted.   Awards under this plan are available for grant over a ten-year period expiring March 31, 2025, unless terminated earlier by the Board of Directors.  The Company granted 27,696, 53,274, and 90,820 shares of restricted stock in 2017, 2016, and 2015 respectively.

Summary of Stock-Based Compensation

The Company recognized approximately $2.2 million, $1.7 million, and $1.8 million in non-cash stock compensation expense for restricted stock awards in 2017, 2016 and 2015, respectively.

The following summary presents the information regarding the restricted stock and restricted stock units for the three years in the period ended December 31, 2017:

				Average
		Weighted	Aggregate	Remaining	Unrecognized
		Average	Intrinsic	Vesting	Compensation
	Shares	Grant Date	Value	Period	Expense
	(000’s)	Fair Value	(000’s)	(months)	(000’s)
Outstanding at January 1, 2015	1,404	$2.44
Granted	591	3.24
Restricted stock vested	(781)	2.03
Forfeited	(116)	3.45
Outstanding at December 31, 2015	1,098	3.16
Granted	810	3.94
Restricted stock vested	(552)	2.75
Forfeited	(7)	3.28
Outstanding at December 31, 2016	1,349	3.64
Granted	432	6.77
Restricted stock vested	(482)	3.62
Forfeited	(109)	3.94
Outstanding at December 31, 2017	1,190	$4.75	$7,913	14.3	$3,335
Restricted stock units vested at December 31, 2017	134	$2.56	$888	N/A	N/A

10.    INCOME TAXES

The provision for income taxes, relating to continuing operations, is composed of the following as of December 31, 2017, 2016, and 2015 (in millions):

	2017	2016	2015
Current:
U.S. Federal expense (benefit)	$(0.1)	$0.1	$(0.1)
State and local tax	0.4	0.3	0.1
Total current	0.3	0.4	—
Deferred:
U.S. Federal tax	3.7	6.9	(16.4)
State and local tax	(0.8)	(0.1)	(0.8)
Total deferred	2.9	6.8	(17.2)

Total income tax expense (benefit)	$3.2	$7.2	$(17.2)

A reconciliation of income taxes based on the application of the statutory federal income tax rate to income taxes as set forth in the consolidated statements of operations is as follows for the years ended December 31, 2017, 2016 and 2015:

	2017	2016	2015
Federal statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in taxes resulting from:
State and local taxes	17.3	2.0	2.0
Nondeductible items	(17.6)	0.8	1.9
Tax Cuts and Jobs Act of 2017	(147.7)	—	—
Prior year true-up items	6.8	—	—
Refundable Tax Credits	3.6	—	—
Other, net	0.1	(0.1)	(0.8)
Change in valuation allowance	(0.1)	(2.4)	(177.9)
Effective income tax rate	(102.6)%	35.3%	(139.8)%

At December 31, 2017, our valuation allowance on deferred tax assets was approximately $7.1 million compared to $6.4 million at December 31, 2016. At December 31, 2017 and 2016, the valuation allowance primarily relates to individual state net operating loss carryforwards that are not more likely than not to be realized in future periods. In each reporting period, we assess the available positive and negative evidence to estimate if sufficient future taxable income would be generated to utilize the existing deferred tax assets. Our history of operating losses limits the weight we applied to other subjective evidence such as our projections for future profitability in certain states. Before we change our judgment on the need for a full valuation allowance, a sustained period of operating profitability is required.

In 2017 our net loss required us to maintain and increase the valuation allowance on certain state net operating loss carryforwards. In 2016, our net income improvement and future projections allowed us to release and benefit from $0.8 million in reduction in valuation allowance on certain state net operating loss carryforward. In 2015, our operations were in a position of three year cumulative profits. We concluded that as a result of (i) our cumulative profits, (ii) achieving full year profitability in 2013 and 2014, (iii) the issuance of the DEQ final record of decision on our formerly owned property in Montana and our subsequent completion of the final RAWP approved by the DEQ, (iv) our 2015 business results, and (v) our projections of continued profitability for 2016 and beyond, that it is more likely than not that a significant portion of our deferred tax assets will be realized.  Accordingly, in 2015, we released our valuation allowance on our net deferred tax assets, resulting in a $22.5 million benefit in our provision for income taxes.

The income tax expense from continuing operations for 2017 was $3.2 million on a loss before taxes of $3.0 million. The income tax benefit from discontinued operations for 2017 was $0.6 million on a net loss before taxes of $1.5 million. For 2016, income tax expense of $7.2 million was recorded on income of $20.5 million. In 2017, the difference between our effective tax rate and the U.S. statutory rate was primarily due to the change in statutory rates on our net deferred tax assets, as discussed below.

At December 31, 2017, the Company had gross deferred tax assets of $23.0 million and a valuation allowance of $7.1 million, netting to deferred tax assets of $15.9 million. The company had deferred tax liabilities of $6.2 million at December 31, 2017. The Company had $9.7 million and $10.3 million net deferred tax assets at December 31, 2017 and 2016, respectively.

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act tax reform legislation. This legislation makes significant change in U.S. tax law including a reduction in the corporate tax rates, changes to net operating loss carryforwards and carrybacks, and a repeal of the corporate alternative minimum tax. The legislation reduced the U.S. corporate tax rate from the current rate of 35% to 21%. As a result of the enacted law, the Company was required to revalue deferred tax assets and liability at the enacted rate. This revaluation resulted in $4.5 million of income tax expense in continuing operations and a corresponding reduction in the deferred tax asset.  The other provisions of the Tax Cuts and Jobs Act did not have a material impact on the 2017 financial statements.

Deferred income taxes at December 31, 2017 and 2016 are comprised of the following (in millions):

	2017		2016
	Assets	Liabilities	Assets	Liabilities
Income tax loss carryforwards	$17.7	$—	$15.4	$—
Other accrued liabilities	1.3	—	3.4	—
Employee benefits related	0.9	—	2.6	—
Property, plant and equipment	-	0.1	1.3	—
Insurance related	1.0	—	0.9	—
Goodwill	0.3	—	0.6	—
Inventories	1.1	—	1.2	—
Accounts receivables	0.2	—	0.2	—
LIFO	—	5.8	—	8.6
Other	0.5	0.3	0.3	0.6
Gross deferred tax assets and liabilities	23.0	6.2	25.9	9.2
Valuation allowance	(7.1)	—	(6.4)	—
Total	$15.9	$6.2	$19.5	$9.2

The Company has both federal and state tax loss carryforwards reflected above. The Company’s federal tax loss carryforwards of approximately $41 million will begin to expire in 2030. The Company has substantially concluded all U.S. federal income tax matters for years through 2009. The state tax loss carryforwards have expiration dates from 2018 to 2036. The Company has no material uncertain tax positions at December 31, 2017.

11.    BASIC AND DILUTED NET (LOSS) INCOME PER SHARE

The Company calculates its basic (loss) income per share by dividing net (loss) income allocated to common shares outstanding by the weighted average number of common shares outstanding.  Unvested shares of restricted stock participate in dividends on the same basis as common shares. As a result, these share-based awards meet the definition of participating securities and the Company applies the two-class method to compute earnings per share. The two-class method is an earnings allocation formula that treats participating securities as having rights to earnings that would otherwise have been available to common stockholders. In periods in which the Company has net losses, the losses are not allocated to participating securities because the participating security holders are not obligated to share in such losses.  The following table presents the number of participating securities and earnings allocated to those securities for the years ended December 31, 2017, 2016 and 2015 (in millions):

	2017	2016	2015
Earnings allocated to participating shareholders	$-	$0.5	$1.2
Number of participating securities	1.1	1.0	1.0

The diluted earnings per share calculations include the effect of the assumed exercise using the treasury stock method for both stock options and unvested restricted stock units, except when the effect would be anti-dilutive.  The following table presents the number of common shares used in the calculation of net (loss) income per share from continuing operations for the years ended December 31, 2017, 2016 and 2015 (in millions):

	2017	2016	2015
Weighted-average number of common shares-basic	24.9	24.5	24.1
Dilutive potential common shares	—	—	—
Weighted-average number of common shares- dilutive	24.9	24.5	24.1

The calculation of diluted earnings per common share for the year ended December 31, 2015 excludes the impact of anti-dilutive stock options. The Company had no stock options outstanding at December 31, 2017 and 2016.

12.    SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table provides selected consolidated financial information from continuing operations on a quarterly basis for each quarter of 2017 and 2016. The Company’s business is seasonal and particularly sensitive to weather conditions. Interim amounts are therefore subject to significant fluctuations (in millions, except per share data).

	First	Second	Third	Fourth	Full
	Quarter	Quarter	Quarter	Quarter	Year
2017
Net sales	$175.7	$198.7	$199.6	$179.2	$753.2
Gross margin	35.5	42.2	41.3	36.8	155.8
Operating expenses	37.0	38.1	38.2	42.4	155.7
Operating (loss) income	(1.5)	4.1	3.1	(5.6)	0.1
Net (loss) income from continuing operations	(0.9)	2.3	1.3	(8.9)	(6.2)
Net (loss) income from discontinued operations	—	(0.1)	0.1	(0.9)	(0.9)

Net income (loss) per share—Diluted
Net (loss) income from continuing operations	$(0.04)	$0.09	$0.05	$(0.36)	$(0.25)
Net (loss) income from discontinued operations	$—	$—	$—	$(0.03)	$(0.04)
Net (loss) income	$(0.04)	$0.09	$0.05	$(0.39)	$(0.29)

2016
Net sales	$158.8	$197.9	$192.8	$164.4	$713.9
Gross margin	32.0	42.2	41.4	35.6	151.2
Operating expenses	28.9	32.2	33.6	33.8	128.5
Operating income	3.1	10.0	7.8	1.8	22.7
Net income from continuing operations	1.5	5.9	4.8	1.1	13.3
Net (loss) income from discontinued operations	(0.1)	4.5	(0.1)	(1.3)	3.0

Net income (loss) per share—Diluted
Net income from continuing operations	$0.06	$0.23	$0.19	$0.04	$0.52
Net (loss) income from discontinued operations	$—	$0.18	$—	$(0.05)	$0.12
Net income (loss)	$0.06	$0.41	$0.19	$(0.01)	$0.64

13.    RIGHTS AGREEMENT

On May 18, 2016, the Board of Directors (the “Board”) of the Company entered into a rights agreement (the “Rights Agreement”) with Computershare Trust Company, N.A. and declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of common stock, $0.01 par value per share, of the Company.  The dividend was payable upon the close of business on May 31, 2016 to the stockholders of record upon the close of business on that date.  The Board adopted the Rights Agreement to protect stockholder value by attempting to reduce the risk that the Company’s ability to use its net operating losses to reduce potential future federal income tax obligations may become substantially limited. The Rights Agreement was approved by the Company’s stockholders at the 2017 annual meeting of stockholders.

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

14.    ACQUISITION

On April 4, 2016 the Company purchased substantially all of the assets of BenBilt, a distributor and door fabricator in the Mid-Atlantic region for $17.3 million.  All transaction costs incurred as part of this acquisition were expensed. The Company recorded property, plant and equipment of $4.5 million, goodwill of $3.2 million and other intangible assets of $6.7 million related to this purchase.

15.    DISCONTINUED OPERATIONS

The discontinued operations of the Company had no sales in 2017, 2016 or 2015.  In 2017, loss from discontinued operations net of taxes of $0.9 million was recorded which was primarily related to a $1.5 million change in estimate associated with the remediation of the formerly owned property in Montana. In 2016, income from discontinued operations of $3.0 million was recorded which is primarily as a result of payments received from settlement agreements with insurers, as well as with Crane Co., in connection with the declaratory action filed in the United States court for the Eastern District of Missouri. In 2015, loss from discontinued operations of $3.4 million was recorded which primarily related to changes in estimates associated with the future remediation and monitoring activities at the formerly owned property in Montana.

16.    RECENT ACCOUNTING STANDARDS OR UPDATES NOT YET EFFECTIVE

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350) Simplifying the Test for Goodwill Impairment. ASU 2017-04 eliminates the two-step process that required identification of potential impairment and a separate measure of the actual impairment. The annual assessment of goodwill impairment will be determined by using the difference between the carrying amount and the fair value of the reporting unit.  This guidance will be effective in the first quarter of 2020 on a prospective basis, and early adoption is permitted. We do not expect the standard to have a material impact on our consolidated financial statements.

In March 2016, the FASB issued accounting guidance, "Improvements to Employee Share-Based Payment Accounting", which simplified the income tax consequences, accounting for forfeitures and classification on the Statements of Consolidated Cash Flows. The Company adopted this standard in the first quarter of 2017.  The total impact was a $1.8 million increase to both retained earnings and net deferred tax assets.

In February 2016, the FASB issued accounting guidance, "Leases", which will supersede the existing lease guidance and will require all leases with a term greater than 12 months to be recognized in the statements of financial position and eliminate current real estate-specific lease guidance, while maintaining substantially similar classification criteria for distinguishing between finance leases and operating leases. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. This standard will be adopted on a modified retrospective basis. The Company is required to adopt the standard in the first quarter of 2019. While we continue to evaluate the effect of adopting this guidance on our consolidated financial statements and related disclosures, we expect our operating leases to be subject to the new standard. We expect to recognize right-of-use assets and operating lease liabilities on our consolidated balance sheets upon adoption, which will increase our total assets and liabilities.

In May 2014, the FASB issued accounting guidance, "Revenue from Contracts with Customers" which has been further clarified and amended. The core principle of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively (for example, service revenue and contract modifications) and clarify guidance for multiple-element arrangements. Entities have the option to apply the new guidance under a retrospective approach to each prior reporting period presented or a modified retrospective approach with the cumulative effect of initially applying the new guidance recognized at the date of initial application within the Statement of Consolidated Financial Position. In August 2015, the FASB amended the guidance to allow for the deferral of the effective date of this standard. The standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company is finalizing its review of its significant customer contracts and at this time does not believe that the full retrospective adoption of this ASU on January 1, 2018 will have a material financial statement impact.

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A—CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures—The Company, under the supervision and with the participation of our Disclosure Committee and management, including our Chief Executive Officer and interim Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and interim Chief Financial Officer concluded that our disclosure controls and procedures are effective as of December 31, 2017 in all material respects in (a) causing information required to be disclosed by us in reports that we file or submit under the Exchange Act to be recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (b) causing such information to be accumulated and communicated to our management, including our Chief Executive Officer and interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control Over Financial Reporting—The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and interim Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal fourth quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B—OTHER INFORMATION

None

PART III

ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding executive officers and directors of the Company is set forth in the Company’s definitive proxy statement for its 2018 Annual Meeting of Stockholders (the “2018 Proxy Statement”) under the captions “Executive Officers” and “Election of Directors,” respectively, and is incorporated herein by reference. Information regarding Section 16(a) beneficial ownership reporting compliance is set forth in the 2018 Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

The information regarding the Company’s “audit committee financial expert” and identification of the members of the Audit Committee of the Company’s Board of Directors is set forth in the 2018 Proxy Statement under the caption “Board Committees” and is incorporated herein by reference.

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

ITEM 11—EXECUTIVE COMPENSATION

The information required by Item 11 is set forth in the 2018 Proxy Statement under the captions “Board of Directors and Committees of the Board of Directors,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” and is incorporated herein by reference.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except as set forth below, the information required by Item 12 is set forth in the 2018 Proxy Statement under the captions “Beneficial Ownership of Common Stock by Directors and Management” and “Principal Stockholders of the Company,” and is incorporated herein by reference.

Equity Compensation Plan Information

The following table presents information, as of December 31, 2017, for equity compensation plans under which the Company’s equity securities are authorized for issuance.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	$—	2,832,929
Equity compensation plans not approved by security holders	—	N/A	—
Total	—	$—	2,832,929

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is set forth in the 2018 Proxy Statement under the captions “Certain Relationships and Related Transactions” and “Director Independence,” and is incorporated herein by reference.

ITEM 14—PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is set forth in the 2018 Proxy Statement under the caption “Principal Accounting Firm Services and Fees,” and is incorporated herein by reference.

PART IV

ITEM 15—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

1. Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2017 and 2016

Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2017, 2016 and 2015

Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015

Notes to Consolidated Financial Statements

2. Exhibits:

ITEM 16—FORM 10-K SUMMARY

None

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

*10.2

2005 Executive Incentive Compensation Plan, Fifth Amendment and Restatement Effective April 25, 2017. (Incorporated by reference to Attachment C to the Definitive Proxy Statement filed on March 17, 2017.)

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

*10.6

Separation Agreement dated October 18, 2017, by and between Gregory W. Gurley and the Company (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 23, 2017.)

*10.7

Amended and Restated Executive Agreement between the Company and Jon P. Vrabely effective as of March 16, 2016. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 18, 2016.)

*10.8	Form of Change in Control Agreement. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).

*10.9	Form of Restricted Stock Award Agreement for Jon P. Vrabely. (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).

*10.10

Form of Cash Long Term Incentive Plan Award Agreement for Jon P. Vrabely. (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).

*10.11

Principal SERP Select Adoption Agreement executed May 18, 2016 by the Company. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016).

10.12

Amended and Restated Revolving Credit Agreement dated as of September 3, 2010, among the Company, Huttig, Inc., General Electric Capital Corporation, as agent, co-syndication agent and lender and the other lenders signatory thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 10, 2010).

10.13

First Amendment to Amended and Restated Revolving Credit Agreement dated as of October 31, 2011, by and among the Company, Huttig, Inc., General Electric Capital Corporation and Wells Fargo Capital Finance, LLC. (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.14

Second Amendment to Amended and Restated Credit Agreement dated as of December 21, 2012, by and among the Company, Huttig, Inc., General Electric Capital Corporation and the other lenders signatory thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 21, 2012).

10.15

Third Amendment to Amended and Restated Credit Agreement dated as of May 28, 2014, by and among the Company, Huttig, Inc., General Electric Capital Corporation and the other lenders signatory thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 29, 2014).

10.16

Fourth Amendment to Amended and Restated Credit Agreement dated as of March 21, 2016, by and among the Company, Huttig, Inc., Wells Fargo Capital Finance, LLC and the other parties signatory thereto. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 10-Q filed on May 3, 2016).

10.17

Fifth Amendment to Amended and Restated Credit Agreement dated as of January 27, 2017, by and among the Company, Huttig, Inc., Wells Fargo Capital Finance, LLC and the other parties’ signatory thereto. (Incorporated by reference to Exhibit 10.18 to the Company’s Current Report on Form 10-K filed on March 2, 2017).

10.18

Sixth Amendment to Amended and Restated Credit Agreement dated July 14, 2017, by and among the Company, Huttig, Inc., Wells Fargo Capital Finance, LLC and the other parties signatory thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 18, 2017).

*10.19

Split Dollar Insurance Agreement Endorsement Method between the Company and Jon P. Vrabely dated May 18, 2016. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016).

*†10.20	Amended and Restated Executive Agreement between the Company and Robert Furio dated March 5, 2018.

*†10.21	Amended and Restated Executive Agreement between the Company and David A. Fishbein dated March 5, 2018.

21.1	Subsidiary

23.1	Consent of KPMG LLP, independent registered public accounting firm

31.1	Certification of Chief Executive Officer and Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.
†	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUTTIG BUILDING PRODUCTS, INC.

By:	/s/ Jon P. Vrabely
President, Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer, Principal Financial Accounting Officer)

Date: March 7, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jon P. Vrabely	President, Chief Executive Officer, Interim Chief Financial Officer and Director (Principal Executive Officer, Principal	March 7, 2018
Jon P. Vrabely	Financial and Accounting Officer)

/s/ Delbert H. Tanner	Chairman of the Board	March 7, 2018
Delbert H. Tanner

/s/ Donald L. Glass	Director	March 7, 2018
Donald L. Glass

/s/ James F. Hibberd	Director	March 7, 2018
James F. Hibberd

/s/ Gina G. Hoagland	Director	March 7, 2018
Gina G. Hoagland

/s/ Patrick L. Larmon	Director	March 7, 2018
Patrick L. Larmon

/s/ J. Keith Matheney	Director	March 7, 2018
J. Keith Matheney