Form 10-Q
period 2018-03-31
HUTTIG BUILDING PRODUCTS INC
filed 2018-05-01
CIK 1093082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

The number of shares of Common Stock outstanding on March 31, 2018 was 26,070,616 shares.

PART I FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(In Millions, Except Per Share Data)

	Three Months Ended
	March 31,
	2018	2017
Net sales	$198.0	$175.7
Cost of sales	159.3	140.2
Gross margin	38.7	35.5
Operating expenses	39.2	37.0
Operating loss	(0.5)	(1.5)
Interest expense, net	1.1	0.6
Loss from continuing operations before income taxes	(1.6)	(2.1)
Benefit from income taxes	(1.1)	(1.2)
Loss from continuing operations	(0.5)	(0.9)
Income (loss) from discontinued operations, net of taxes	—	—
Net loss	$(0.5)	$(0.9)

Loss from continuing operations per share - basic and diluted	$(0.02)	$(0.04)
Income (loss) from discontinued operations per share - basic and diluted	$—	$—
Net loss per share - basic and diluted	$(0.02)	$(0.04)

Weighted average shares outstanding:
Basic and diluted shares outstanding	25.1	24.7

See notes to condensed consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(In Millions)

	March 31,	December 31,	March 31,
	2018	2017	2017
ASSETS
CURRENT ASSETS:
Cash and equivalents	$1.3	$0.3	$1.1
Trade accounts receivable, net	100.9	66.8	88.4
Net inventories	139.3	111.9	88.2
Other current assets	10.7	11.4	7.2
Total current assets	252.2	190.4	184.9

PROPERTY, PLANT AND EQUIPMENT:
Land	5.0	5.0	5.0
Buildings and improvements	31.2	31.1	29.8
Machinery and equipment	51.8	49.8	45.4
Gross property, plant and equipment	88.0	85.9	80.2
Less accumulated depreciation	57.3	56.4	54.1
Property, plant and equipment, net	30.7	29.5	26.1

OTHER ASSETS:
Goodwill	9.5	9.5	9.5
Deferred income taxes	10.8	9.7	13.4
Other	6.4	6.8	7.1
Total other assets	26.7	26.0	30.0
TOTAL ASSETS	$309.6	$245.9	$241.0

See notes to condensed consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(In Millions, Except Share Data)

	March 31,	December 31,	March 31,
	2018	2017	2017
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$1.3	$1.2	$1.0
Trade accounts payable	80.5	51.0	68.2
Accrued compensation	2.5	6.3	3.2
Other accrued liabilities	11.5	16.6	12.1
Total current liabilities	95.8	75.1	84.5
NON-CURRENT LIABILITIES:
Long-term debt, less current maturities	145.4	101.8	78.5
Other non-current liabilities	2.3	2.5	6.8
Total non-current liabilities	147.7	104.3	85.3

SHAREHOLDERS' EQUITY:
Preferred shares: $.01 par (5,000,000 shares authorized)	—	—	—
Common shares: $.01 par (75,000,000 shares authorized: 26,070,616 25,843,166; and 25,880,851 shares issued at March 31, 2018, December 31, 2017 and March 31, 2017, respectively)	0.3	0.3	0.3
Additional paid-in capital	44.2	44.1	42.6
Retained earnings	21.6	22.1	28.3
Total shareholders' equity	66.1	66.5	71.2

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$309.6	$245.9	$241.0

See notes to condensed consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(In Millions)

	Three Months Ended
	March 31,
	2018	2017
Cash Flows From Operating Activities:
Net loss	$(0.5)	$(0.9)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1.3	1.1
Non-cash interest expense	0.1	0.1
Stock-based compensation	0.6	0.5
Deferred income taxes	(1.1)	(1.3)
Changes in operating assets and liabilities:
Trade accounts receivable	(34.1)	(29.1)
Net inventories	(27.5)	(7.2)
Trade accounts payable	29.5	21.0
Other	(8.1)	(4.3)
Cash used in continuing operating activities	(39.8)	(20.1)
Cash used in discontinued operating activities	(0.3)	(0.3)
Total cash used in operating activities	(40.1)	(20.4)
Cash Flows From Investing Activities:
Capital expenditures	(1.6)	(1.7)
Total cash used in investing activities	(1.6)	(1.7)
Cash Flows From Financing Activities:
Borrowings of debt, net	43.1	23.6
Payment for taxes related to share settlement of equity awards	(0.4)	(0.7)
Total cash provided by financing activities	42.7	22.9
Net increase in cash and equivalents	1.0	0.8
Cash and equivalents, beginning of period	0.3	0.3
Cash and equivalents, end of period	$1.3	$1.1

Supplemental Disclosure of Cash Flow Information:
Interest paid	$1.0	$0.5
Non-cash financing activities:
Assets acquired with debt obligations	0.6	0.3

See notes to condensed consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. BASIS OF PRESENTATION

The unaudited interim condensed consolidated financial statements of Huttig Building Products, Inc. and its subsidiary (the “Company” or “Huttig”) were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and reflect all adjustments (including normal recurring accruals) which, in the opinion of management, are considered necessary for the fair presentation of the results for the periods presented. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

The condensed consolidated results of operations and resulting cash flows for the interim periods presented are not necessarily indicative of the results that might be expected for the full year. Due to the seasonal nature of Huttig’s business, operating profitability is usually lower in the Company’s first and fourth quarters than in the second and third quarters.

2. NEW ACCOUNTING STANDARDS

Adoption of New Accounting Standards

On January 1, 2018, we adopted Accounting Standards Update (“ASU”) 2014-09, Revenue form Contracts with Customers (Topic 606) and all of the related amendments.  We adopted the standard using the full retrospective method which did not require a cumulative effect adjustment to retained earnings. As a result of this adoption, there was no material impact on our revenue recognition practices, income from continuing operations after taxes, net income or earnings per share.  See Note 3 for further discussion, including additional required qualitative and quantitative disclosures of our revenue recognition policies.

Accounting Standards Issued But Not Yet Adopted

In January 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-04, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”. ASU 2017-04 eliminates the two-step process that required identification of potential impairment and a separate measure of the actual impairment. The annual assessment of goodwill impairment will be determined by using the difference between the carrying amount and the fair value of the reporting unit. This guidance will be effective in the first quarter of 2020 on a prospective basis, and early adoption is permitted. We do not expect the standard to have a material impact on our consolidated financial statements.

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

3. REVENUE

Revenue is recognized when performance obligations with our customer are satisfied.  A performance obligation is a promise to transfer a distinct good to the customer and is the unit of account in ASC Topic 606. The transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied.  All of our contracts have a single performance obligation as the promise to transfer the individual good is not separately identifiable from other promises and is, therefore, not distinct.  Our performance obligations are satisfied at a point in time and revenue is recognized when the customer accepts the delivery of our product or takes possession of our product with rights and rewards of ownership.

Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods.  We report revenue, including our direct sales, on a net basis, which includes gross revenue adjustments for estimated returns, cash payment discounts based on the satisfaction of outstanding receivables, and volume purchase rebates.

As it relates to direct sales, we are the principal of these arrangements as we are responsible for fulfilling the promise to provide specific goods to our customers including product specifications, pricing and modifications before it is delivered to our customers.

The following table disaggregates our revenue by product classification:

	Three Months Ended
	March 31,
	2018	2017
Millwork Products	$95.3	$91.9
Building Products	85.5	68.1
Wood Products	17.2	15.7
Net Sales	$198.0	$175.7

4. DEBT

Debt consisted of the following (in millions):

	March 31,	December 31,	March 31,
	2018	2017	2017
Revolving credit facility	$142.6	$99.2	$76.3
Other obligations	4.1	3.8	3.2
Total debt	146.7	103.0	79.5
Less current maturities of long-term debt	1.3	1.2	1.0
Long-term debt, less current maturities	$145.4	$101.8	$78.5

Credit Facility — In July 2017, the Company amended and extended its asset-based senior secured revolving credit facility (“credit facility”) with Wells Fargo Capital Finance, Bank of America and JPMorgan Chase.  The amendment, among other things, increased the borrowing capacity from $160 million to $250 million, reduced the interest rate, reduced the minimum fixed charge coverage ratio and extended the maturity to July 14, 2022. The amended facility may be increased to $300 million, through an uncommitted $50 million accordion feature, subject to certain conditions. Borrowing availability under the credit facility is based on eligible accounts receivable, inventory and real estate. The real estate component of the borrowing base amortizes monthly over 12.5 years on a straight-line basis.  Borrowings under the credit facility are collateralized by substantially all of the Company’s assets, and the Company is subject to certain operating limitations applicable to a loan of this type, which, among other things, place limitations on indebtedness, liens, investments, mergers and acquisitions, dispositions of assets, cash dividends and transactions with affiliates.

At March 31, 2018, the Company had revolving credit borrowings of $142.6 million outstanding at a weighted average interest rate of 3.4% per annum, letters of credit outstanding totaling $3.6 million, primarily used as collateral for health and workers’ compensation insurance and $43.9 million of excess committed borrowing availability.  The Company pays an unused commitment fee of 0.25% per annum. In addition, the Company had $4.1 million of capital lease and other obligations outstanding at March 31, 2018.

The sole financial covenant in the credit facility is the minimum fixed charge coverage ratio (the “FCCR”) of  1.00:1.00, which must be tested by the Company if the excess committed borrowing availability falls below an amount in a range between $17.5 million to $31.3 million, depending on our borrowing base. The FCCR must also be tested on a pro forma basis prior to consummation of certain transactions outside the ordinary course of the Company’s business, as defined in the credit agreement. In the first quarter of 2018 the minimum FCCR was not required to be tested as excess committed borrowing availability was greater than the minimum threshold. However, if the Company’s excess borrowing availability would have fallen below that threshold, we would not have met the minimum FCCR.

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

Environmental Matters

As described in Note 7 — “Commitments and Contingencies” to the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017,  the Company was previously identified as a potentially responsible party in connection with the cleanup of contamination at a formerly owned property in Montana. On February 18, 2015, the Montana Department of Environmental Quality (the “DEQ”) issued an amendment to the unilateral administrative order of the DEQ outlining the final remediation of the property in its Record of Decision (the “ROD”).  In September 2015, the remedial action work plan (“RAWP”) was approved.

The Company paid $0.3 million in the first three months of 2018 implementing the RAWP.  The Company estimates the total remaining cost of implementing the RAWP to be $3.2 million at March 31, 2018. As of March 31, 2018, the Company believes the accrual represents a reasonable best estimate of the total remaining remediation costs, based on facts, circumstances, and information currently available to Huttig.  However, there are currently unknown variables relating to the actual levels of contaminants and amounts of soil that will ultimately require treatment or removal and as part of the remediation process, additional soil and groundwater sampling, and bench and pilot testing is required to ensure the remediation will achieve the projected outcome required by the DEQ.  The ultimate final amount of remediation costs and expenditures are difficult to estimate with certainty and as a result, the amount of actual costs and expenses ultimately incurred by Huttig with respect to this property could be lower than, or exceed the amount accrued as of March 31, 2018 by a material amount.  If actual costs are materially higher, the incremental expenses over the amount currently accrued could have a material adverse effect on our liquidity, financial condition and operating results.

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

The complaints allege, among other things, that certain former employees of PrimeSource have breached their contracts with PrimeSource (including non-competition, non‑solicitation and non-disclosure covenants) and fiduciary duties to PrimeSource, and that the former employees have misappropriated, and are using, trade secrets of PrimeSource on behalf of the Company.  The complaints seek injunctive relief, compensatory damages, and with respect to certain counts, punitive damages.

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

On December 9, 2017, the United States District Court of the Northern District of Illinois Eastern Division (the “Court”) ruled the evidence at the hearing failed to show a likelihood of success on the majority of PrimeSource’s claims against Huttig and the Court denied PrimeSource’s request to shut down the Huttig-Grip expansion, but granted partial injunctive relief restricting four Huttig employees from working in activities related to the Huttig-Grip expansion and in part enjoining Huttig from selling products to a list of customers that were not pre-existing customers prior to November 2016, but allows Huttig to sell all products to a list of customers that were pre-existing prior to November 2016. The injunction ends May 2018. Trial has not been scheduled for the Illinois and Texas cases. Trial is set for July 2018 for the Colorado case.

While it is not possible at this time to predict with any degree of certainty the ultimate outcome of this litigation, and the Company is unable to make a meaningful estimate of the amount or range of loss, if any, that could result from any unfavorable outcome, the Company believes that PrimeSource’s claims lack merit.  The Company has retained outside counsel, and is vigorously defending itself against the lawsuits.  During the first three months of 2018, the Company incurred approximately $0.7 million in expenses related to the PrimeSource litigation.

6. EARNINGS (LOSS) PER SHARE

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

	Three Months Ended
	March 31,
	2018	2017
Earnings allocated to participating shareholders	$—	$—
Number of participating securities	1.0	1.2

The diluted earnings per share calculations include the effect of the assumed exercise using the treasury stock method for unvested restricted stock units, except when the effect would be anti-dilutive.  The following table presents the number of common shares used in the calculation of net income (loss) per share from continuing operations (in millions).

	Three Months Ended
	March 31,
	2018	2017
Weighted-average number of common shares-basic	25.1	24.7
Dilutive potential common shares	—	—
Weighted-average number of common shares-dilutive	25.1	24.7

7. INCOME TAXES

The Company’s effective tax rate for continuing operations was a benefit of 69% and 57% in the three month period ended March 31, 2018 and 2017, respectively. The first quarter 2018 tax rate was impacted by the vesting of restricted stock during the quarter which provided for additional income tax deduction in excess of the compensation deduction for US GAAP purposes. This excess tax benefit increased the tax benefit reported on the first quarter loss.  As of March 31, 2018, the Company has $7.1 million valuation allowance primarily relating to certain state net operating loss carryforwards that are not likely to be realized in the future periods.

8. STOCK-BASED COMPENSATION

The Company recognized $0.6 million and $0.5 million in non-cash, stock-based compensation expense in the first quarter of 2018 and 2017, respectively. During the first three months of 2018, the Company granted an aggregate of 406,475 shares of restricted stock at a weighted average value of $6.84 per share under its 2005 Executive Incentive Compensation Plan, as amended and restated. Most restricted shares vest in three equal installments on the first, second and third anniversaries of the grant date or cliff vest in five years. During the first three months of 2018, the Company granted an aggregate of 33,732 shares of restricted stock under its Non-Employee Directors’ Restricted Stock Plan, as amended, at an average fair market value of $7.12 per share. The directors’ restricted shares vest over one year. The unearned compensation expense is being amortized into expense on a straight-line basis over the requisite service period for the entire award. As of March 31, 2018 and 2017, the total compensation expense not yet recognized related to all outstanding restricted stock/unit awards was $5.2 million and $4.9 million, respectively.

9. RIGHTS AGREEMENT

On May 18, 2016, the Board of Directors (the “Board”) of the Company entered into a rights agreement (the “Rights Agreement”) with Computershare Trust Company, N.A. and declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of common stock, $0.01 par value per share, of the Company.  The dividend was payable upon the close of business on May 31, 2016 to the stockholders of record upon the close of business on that date.  The Board adopted the Rights Agreement to protect shareholder value by attempting to reduce the risk that the Company’s ability to use its net operating losses to reduce potential future federal income tax obligations may become substantially limited. The Company’s shareholders approved the Rights Agreement at the 2017 Annual Meeting of Stockholders, held on April 25, 2017.

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

There are a number of factors, some of which are beyond our control that could cause our actual results to differ materially from those expressed or implied in the forward-looking statements. These factors include, but are not limited to: the strength of construction, home improvement and remodeling markets and the recovery of the homebuilding industry to levels consistent with the Historical Average; the cyclical nature of our industry; the uncertainties resulting from changes to United States and foreign laws, regulations and policies including the federal Tax Cuts and Jobs Act of 2017; the cost of environmental compliance, including actual expenses we may incur to resolve proceedings we are involved in arising out of the formerly owned facility in Montana; any limitations on our ability to utilize our deferred tax assets to reduce future taxable income and tax liabilities; our ability to comply with, and the restrictive effect of, the financial covenant applicable under our credit facility; the loss of a significant customer; deterioration of our customers’ creditworthiness or our inability to forecast such deteriorations; commodity prices; risks associated with our private brands; termination of key supplier relationships; risks of international suppliers; competition with existing or new industry participants; goodwill impairment;  the seasonality of our operations; significant uninsured claims; federal and state transportation regulations; fuel cost increases; our failure to attract and retain key personnel; deterioration in our relationship with our unionized employees, including work stoppages or other disputes; funding requirements for multi-employer pension plans for our unionized employees; product liability claims and other legal proceedings including the PrimeSource litigation; the integration of any business we acquire and the liabilities of such businesses; and those set forth under Part I, Item 1A-“Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. These factors may not constitute all factors that could cause actual results to differ from those discussed in any forward-looking statement. Accordingly, forward-looking statements should not be relied upon as a predictor of actual results

Overview

The Company is a distributor of a broad array of building material products used principally in new residential construction, home improvement, and remodeling and repair projects.  We distribute our products through 27 distribution centers serving 41 states and sell primarily to building materials dealers, national buying groups, home centers and industrial users, including makers of manufactured homes.

The following table sets forth our sales by product classification as a percentage of total sales:

	Three Months Ended
	March 31,
	2018	2017
Millwork Products (1)	48%	52%
Building Products (2)	43%	39%
Wood Products (3)	9%	9%
Total Net Product Sales	100%	100%

(1)	Millwork products generally includes exterior and interior doors, pre-hung door units, windows, mouldings, frames, stair parts and columns.
(2)	Building products generally include composite decking, connectors, fasteners, housewrap, siding, roofing products, insulation and other miscellaneous building products.
(3)	Wood products generally include engineered wood products and other wood products, such as lumber and panels.

Industry Conditions

New housing activity in 2018 is still below the historical average of 1.4 million total housing starts from 1959 to 2017 based on statistics tracked by the United States Census Bureau. Total housing starts were approximately 1.2 million in 2017. Through March 31, 2018, based on the most recent data provided by the United States Census Bureau, total new housing starts were approximately 8% above 2017 levels for the corresponding three-month period.

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

We believe we have the product offerings, distribution channels, personnel, systems infrastructure and financial and competitive resources necessary for continued operations. Our future revenues, costs and profitability, however, are all likely to be influenced by a number of risks and uncertainties.

Strategic Initiatives

Our strategy is to increase shareholder value through the growth and diversification of our business.  To accomplish this, we developed strategic initiatives that require investments in our infrastructure, our people and technology platform.

To accelerate this growth and diversification, we continue to make strategic capital and operating investments to execute our product line expansion and market segment penetration. The national expansion of our Huttig-Grip product line, which is sourced both domestically and internationally, expands the breadth and geographical coverage of our private label specialty building product lines. Through our investments in automated, high-capacity pre-finish door lines and segment-focused sales resources, further penetration of the home improvement, repair and remodel market diversifies our business to be less dependent on new home construction, reinforces our position as the largest, value-add door fabricator to the professional residential construction market in the country, and accelerates our growth in higher value, and higher gross margin products.

Critical Accounting Policies

We prepare our condensed consolidated financial statements in accordance with GAAP, which requires management to make estimates and assumptions. Management bases these estimates and assumptions on historical results and known trends as well as management forecasts. Actual results could differ from these estimates and assumptions and these differences may be material. For a discussion of our significant accounting policies and estimates, see our Annual Report on Form 10-K for the year ended December 31, 2017 in Part II, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies.” During the three months ended March 31, 2018, there were no material changes to the critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the year ended December 31, 2017.

Results of Operations

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Net sales were $198.0 million in the first quarter of 2018, which was $22.3 million, or 13 percent, higher than the first quarter of 2017.  The increase in net sales was primarily attributed to an 8 percent increase in new residential construction activity as well as growth derived from the execution of our strategies.

Millwork product sales increased 4 percent in the first quarter of 2018 to $95.3 million, compared to $91.9 million in the first quarter of 2017. Building products sales increased 26 percent in the first quarter of 2018 to $85.5 million, compared to $68.1 million in the first quarter of 2017, primarily attributed to higher sales of the Huttig-Grip product line. Wood product sales increased 10 percent in the first quarter of 2018 to $17.2 million, compared to $15.7 million in the first quarter of 2017.

Gross margin was $38.7 million in the first quarter of 2018, compared to $35.5 million in the first quarter of 2017.  The increase in gross margin was largely due to higher overall sales volumes. As a percentage of sales, gross margin was 19.5 percent in the first quarter of 2018, compared to 20.2 percent in the first quarter of 2017. The reduction in gross margin percent was primarily attributed to an increase in direct sales volume, as well as the proportional increase in building product sales as compared to the growth of other higher margin product categories.

Operating expenses increased $2.2 million to $39.2 million in the first quarter of 2018, compared to $37.0 million in the first quarter of 2017.  The increase was primarily driven by higher personnel costs, which increased $1.7 million, as a result of hiring additional sales and warehouse personnel related to the execution of our strategic growth initiatives. As a percentage of sales, operating expenses decreased to 19.8 percent in the first quarter of 2018 compared to 21.1 percent in the first quarter of 2017.

Net interest expense was $1.1 million in the first quarter of 2018 compared to $0.6 million in the first quarter of 2017.  The increase was primarily due to higher average outstanding borrowings on our credit facility as well as higher interest rates in the first quarter of 2018 compared to the first quarter of 2017.

We recognized a benefit from taxes of $1.1 million and $1.2 million for the quarters ended March 31, 2018 and 2017, respectively. See Note 7 – “Income Taxes” of the Notes to the Condensed Consolidated Financial Statements (unaudited) in Item 1 for more information.

As a result of the foregoing factors, we reported a net loss of $0.5 million from continuing operations for the quarter ended March 31, 2018, compared to a net loss of $0.9 million for the first quarter ended March 31, 2017.

Liquidity and Capital Resources

We depend on cash flow from operations and funds available under our revolving credit facility to finance seasonal working capital needs, capital expenditures, additional investment in our product lines, including Huttig-Grip, and any acquisitions that we may undertake. Typically, our working capital requirements are greatest in the second and third quarters, which reflect the seasonal nature of our business. The second and third quarters also tend to be our strongest operating quarters, largely due to more favorable weather throughout many of our markets compared to the first and fourth quarters. We typically generate cash from working capital reductions in the fourth quarter of the year and build working capital during the first quarter in preparation for our second and third quarters. We also maintain significant inventories to meet the rapid delivery requirements of our customers and to enable us to obtain favorable pricing, delivery and service terms with our suppliers. In the first quarter of 2018, our working capital was impacted significantly as we continue to invest in inventory related to our Huttig-Grip product line. Sourcing Huttig-Grip products internationally requires longer lead-times and higher inventory levels to ensure available supply, but it also provides an opportunity for higher margins. At March 31, 2018, inventories and accounts receivable constituted approximately 78% of our total assets.  We also closely monitor operating expenses and inventory levels during seasonally affected periods and, to the extent possible, manage variable operating costs to minimize seasonal effects on our profitability.

Operations.  Cash used in operating activities increased by $19.7 million to $40.1 million in the first three months of 2018, compared to cash used in operating activities of $20.4 million in the first three months of 2017. Accounts receivable increased by $34.1 million during the first three months of 2018, compared to an increase of $29.1 million in the prior-year corresponding period. The increase in accounts receivable over the first three months of the year is commensurate with sales activity including the seasonality of our sales.  Our inventory levels increased $27.4 million in the first quarter of 2018 driven largely by the expansion of our Huttig-Grip product line along with the normal seasonal build for increased sales activity.

Investing.  In the first three months of 2018, net cash used in investing activities was $1.6 million compared to $1.7 million for the corresponding period in 2017.  The Company invested $1.6 million in machinery and equipment at various locations in the first three months of 2018, compared to $1.7 million for the corresponding period in 2017.

Financing.  Cash provided by financing activities of $42.7 million in the first three months of 2018 reflected net borrowings of $43.1 million offset by $0.4 million for the net settlement of withholding taxes on stock-based awards.  Cash provided by financing activities of $22.9 million in the first three months of 2017 reflected net borrowings of $23.6 million offset by $0.7 million for the net settlement of withholding taxes on stock-based awards.

The Company believes that cash generated from its operations and funds available under the credit facility will provide sufficient funds to meet the operating needs of the Company for at least the next twelve months. At March 31, 2018 the minimum fixed charge coverage ratio (“FCCR”) was not required to be tested as excess borrowing availability was greater than the minimum threshold. However, if the Company’s availability would have fallen below that threshold, we would not have met the minimum FCCR. If we are unable to maintain excess borrowing availability of more than the applicable amount in the range of $17.5 million to $31.3 million and we do not meet the minimum FCCR, the lenders would have the right to terminate the loan commitments and accelerate the repayment of the entire amount outstanding under the credit facility. The lenders could also foreclose on the Company’s assets that secure the credit facility. If the credit facility is terminated, the Company would be forced to seek alternative sources of financing, which may not be available on terms acceptable to it, or at all.

Off-Balance Sheet Arrangements

In addition to funds available from operating cash flows and our bank credit facility as described above, we use operating leases, which are considered to be off-balance sheet arrangements. Operating leases are employed as an alternative to purchasing certain property, plant and equipment. For a discussion of our off-balance sheet arrangements, see our Annual Report on Form 10-K for the year ended December 31, 2017 in Part II, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Commitments and Contingencies.” During the three months ended March 31, 2018, there were no material changes to our off-balance sheet arrangements discussed in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

.

ITEM 4 — CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures – The Company, under the supervision and with the participation of our Disclosure Committee and management, including our Chief Executive Officer and interim Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive officer and interim Chief Financial Officer concluded that our disclosure controls and procedures are effective as of March 31, 2018 in all material respects to (a) causing information required to be disclosed by us in reports that we file or submit under the Exchange Commission’s rules and forms and (b) causing such information to be accumulated and communicated to our management, including our Chief Executive Officer and interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control Over Financial Reporting – The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and interim Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors. Based on our evaluation under the framework in Internal Control-Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of March 31, 2018.

Changes in Internal Control of Financial Reporting – There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

See Note 5 – Contingencies of the Notes to the Condensed Consolidated Financial Statements (unaudited) in Item 1 for information on legal proceedings in which the Company is involved.  Also see Note 7 – “Commitments and Contingencies” in the notes to our consolidated financial statements under Part II, Item 8 the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 1A — RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, which could materially affect our business, financial condition, and future results. These described risks are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and operating results. There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

*10.1

Separation Agreement dated February 22, 2018, by and between Oscar A. Martinez and the Company (Incorporated by reference to Exhibit 10.1 to the Company’s current Report on Form 8-K filed on February 27, 2018).

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
Date: May 1, 2018
Jon P. Vrabely
President, Chief Executive Officer and
Interim Chief Financial Officer (Principal Executive Officer, Principal Financial Accounting Officer)