Form 10-Q
period 2018-06-30
HUTTIG BUILDING PRODUCTS INC
filed 2018-08-01
CIK 1093082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

The number of shares of Common Stock outstanding on June 30, 2018 was 26,066,782 shares.

PART I FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(In Millions, Except Per Share Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net sales	$223.4	$198.7	$421.4	$374.4
Cost of sales	178.3	156.5	337.6	296.7
Gross margin	45.1	42.2	83.8	77.7
Operating expenses	43.0	38.1	82.2	75.1
Operating income	2.1	4.1	1.6	2.6
Interest expense, net	1.7	0.7	2.8	1.3
Income (loss) from continuing operations before income taxes	0.4	3.4	(1.2)	1.3
Provision for (benefit from) income taxes	0.2	1.1	(0.9)	(0.1)
Income (loss) from continuing operations	0.2	2.3	(0.3)	1.4
Loss from discontinued operations, net of taxes	—	(0.1)	—	(0.1)
Net income (loss)	$0.2	$2.2	$(0.3)	$1.3

Income (loss) from continuing operations per share - basic and diluted	$0.01	$0.09	$(0.01)	$0.05
Income (loss) from discontinued operations per share - basic and diluted	$—	$—	$—	$—
Net income (loss) per share - basic and diluted	$0.01	$0.09	$(0.01)	$0.05

Weighted average shares outstanding:
Basic and diluted shares outstanding	25.2	24.9	25.2	24.8

See notes to condensed consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(In Millions)

	June 30,	December 31,	June 30,
	2018	2017	2017
ASSETS
CURRENT ASSETS:
Cash and equivalents	$1.6	$0.3	$1.0
Trade accounts receivable, net	118.5	66.8	101.1
Inventories, net	147.4	111.9	96.9
Other current assets	12.1	11.4	9.1
Total current assets	279.6	190.4	208.1

PROPERTY, PLANT AND EQUIPMENT:
Land	5.0	5.0	5.0
Buildings and improvements	31.8	31.1	30.0
Machinery and equipment	53.3	49.8	48.0
Gross property, plant and equipment	90.1	85.9	83.0
Less accumulated depreciation	58.0	56.4	54.8
Property, plant and equipment, net	32.1	29.5	28.2

OTHER ASSETS:
Goodwill	9.5	9.5	9.5
Deferred income taxes	10.6	9.7	12.2
Other	6.4	6.8	6.9
Total other assets	26.5	26.0	28.6
TOTAL ASSETS	$338.2	$245.9	$264.9

See notes to condensed consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(In Millions, Except Share Data)

	June 30,	December 31,	June 30,
	2018	2017	2017
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$1.3	$1.2	$1.1
Trade accounts payable	68.4	51.0	63.6
Accrued compensation	4.7	6.3	4.6
Other accrued liabilities	16.4	16.6	12.9
Total current liabilities	90.8	75.1	82.2
NON-CURRENT LIABILITIES:
Long-term debt, less current maturities	178.2	101.8	103.3
Other non-current liabilities	2.2	2.5	5.5
Total non-current liabilities	180.4	104.3	108.8

SHAREHOLDERS' EQUITY:
Preferred shares: $.01 par (5,000,000 shares authorized)	—	—	—
Common shares: $.01 par (75,000,000 shares authorized: 26,066,782 25,843,166; and 25,872,480 shares issued at June 30, 2018, December 31, 2017 and June 30, 2017, respectively)	0.3	0.3	0.3
Additional paid-in capital	44.9	44.1	43.1
Retained earnings	21.8	22.1	30.5
Total shareholders' equity	67.0	66.5	73.9

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$338.2	$245.9	$264.9

See notes to condensed consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(In Millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Cash Flows From Operating Activities:
Net income (loss)	$0.2	$2.2	$(0.3)	$1.3
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Loss from discontinued operations	—	0.1	—	0.1
Depreciation and amortization	1.3	1.2	2.6	2.3
Non-cash interest expense	—	0.1	0.1	0.2
Stock-based compensation	0.6	0.6	1.2	1.1
Deferred income taxes	0.2	1.2	(0.9)	(0.1)
Changes in operating assets and liabilities:
Trade accounts receivable	(17.7)	(12.7)	(51.7)	(41.8)
Inventories, net	(8.0)	(8.7)	(35.5)	(15.9)
Trade accounts payable	(12.1)	(4.6)	17.4	16.4
Other	5.7	—	(2.5)	(4.3)
Cash used in continuing operating activities	(29.8)	(20.6)	(69.6)	(40.7)
Cash used in discontinued operating activities	(0.3)	(1.4)	(0.6)	(1.7)
Total cash used in operating activities	(30.1)	(22.0)	(70.2)	(42.4)
Cash Flows From Investing Activities:
Capital expenditures	(2.3)	(1.8)	(3.9)	(3.5)
Total cash used in investing activities	(2.3)	(1.8)	(3.9)	(3.5)
Cash Flows From Financing Activities:
Borrowings of debt, net	32.7	23.9	75.8	47.5
Repurchase of shares to satisfy employee tax withholdings	—	(0.2)	(0.4)	(0.9)
Total cash provided by financing activities	32.7	23.7	75.4	46.6
Net increase (decrease) in cash and equivalents	0.3	(0.1)	1.3	0.7
Cash and equivalents, beginning of period	1.3	1.1	0.3	0.3
Cash and equivalents, end of period	$1.6	$1.0	$1.6	$1.0

Supplemental Disclosure of Cash Flow Information:
Interest paid	$1.6	$0.6	$2.6	$1.1
Income taxes paid	0.1	0.4	0.1	0.4
Non-cash financing activities:
Assets acquired with debt obligations	—	1.1	0.6	1.4

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

2. NEW ACCOUNTING STANDARDS

Adoption of New Accounting Standards

On January 1, 2018, we adopted Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)” and all of the related amendments.  We adopted the standard using the full retrospective method, which did not require a cumulative effect adjustment to retained earnings. As a result of this adoption, there was no material impact on our revenue recognition practices, income from continuing operations after taxes, net income or earnings per share.  See Note 3 for further discussion, including additional required qualitative and quantitative disclosures of our revenue recognition policies.

Accounting Standards Issued But Not Yet Adopted

In June 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-07, “Improvements to Nonemployee Share-Based Payment Accounting”.  ASU 2018-07 more closely aligns the accounting for employee and nonemployee share-based payments.  This ASU is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2018. Early adoption is permitted.  We do not expect the standard to have a material impact on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” ASU 2017-04 eliminates the two-step process that required identification of potential impairment and a separate measure of the actual impairment. The annual assessment of goodwill impairment will be determined by using the difference between the carrying amount and the fair value of the reporting unit. This guidance will be effective in the first quarter of 2020 on a prospective basis, and early adoption is permitted. We do not expect the standard to have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”, which will supersede the existing lease guidance and will require all leases with a term greater than 12 months to be recognized in the statement of financial position and eliminate current real estate-specific lease guidance, while maintaining substantially similar classification criteria for distinguishing between finance leases and operating leases. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. This standard will be adopted on a modified retrospective basis. Huttig is required to adopt the standard in the first quarter of 2019. While we continue to evaluate the effect of adopting this guidance on our consolidated financial statements and related disclosures, we expect our operating leases to be subject to the new standard. We expect to recognize right-of-use assets and operating lease liabilities on our consolidated balance sheets upon adoption, which will increase our total assets and liabilities.

3. REVENUE

Revenue is recognized when performance obligations with our customer are satisfied.  A performance obligation is a promise to transfer a distinct good to the customer and is the unit of account in Accounting Standards Codification (“ASC”) Topic 606. The transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied.  All of our contracts have a single performance obligation as the promise to transfer the individual good is not separately identifiable from other promises and is, therefore, not distinct.  Our performance obligations are satisfied at a point in time and revenue is recognized when the customer accepts the delivery of our product or takes possession of our product with rights and rewards of ownership.

Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods.  We report revenue, including our direct sales, on a net basis, which includes gross revenue adjustments for estimated returns, cash payment discounts based on the satisfaction of outstanding receivables, and volume purchase rebates.

As it relates to direct sales, we are the principal of these arrangements, as we are responsible for fulfilling the promise to provide specific goods to our customers including product specifications, pricing and modifications before it is delivered to our customers.

The following table disaggregates our revenue by product classification:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Millwork Products	$103.5	$100.4	$198.8	$191.7
Building Products	99.4	79.9	184.9	147.3
Wood Products	20.5	18.4	37.7	35.4
Net Sales	$223.4	$198.7	$421.4	$374.4

4. DEBT

Debt consisted of the following (in millions):

	June 30,	December 31,	June 30,
	2018	2017	2017
Revolving credit facility	$175.6	$99.2	$100.7
Other obligations	3.9	3.8	3.7
Total debt	179.5	103.0	104.4
Less current maturities of long-term debt	1.3	1.2	1.1
Long-term debt, less current maturities	$178.2	$101.8	$103.3

Credit Facility — In July 2017, the Company amended and extended its asset-based senior secured revolving credit facility (“credit facility”) with Wells Fargo Capital Finance, Bank of America and JPMorgan Chase.  The amendment, among other things, increased the borrowing capacity from $160.0 million to $250.0 million, reduced the minimum fixed charge coverage ratio (the “FCCR”) and extended the maturity to July 14, 2022. The amended facility may be increased to $300.0 million, through an uncommitted $50.0 million accordion feature, subject to certain conditions. Borrowing availability under the credit facility is based on eligible accounts receivable, inventory and real estate. The real estate component of the borrowing base amortizes monthly over 12.5 years on a straight-line basis.  Borrowings under the credit facility are collateralized by substantially all of the Company’s assets, and the Company is subject to certain operating limitations applicable to a loan of this type, which, among other things, place limitations on indebtedness, liens, investments, mergers and acquisitions, dispositions of assets, cash dividends and transactions with affiliates.

At June 30, 2018, the Company had revolving credit borrowings of $175.6 million outstanding at a weighted average interest rate of 3.9% per annum, letters of credit outstanding totaling $3.4 million, primarily used as collateral for health and workers’ compensation insurance, and $39.4 million of excess committed borrowing availability.  The Company pays an unused commitment fee of 0.25% per annum. In addition, the Company had $3.9 million of capital lease and other obligations outstanding at June 30, 2018.

The sole financial covenant in the credit facility is the minimum FCCR of 1.00:1.00, which must be tested by the Company if the excess committed borrowing availability falls below an amount in a range between $17.5 million to $31.3 million, depending on our borrowing base. The FCCR must also be tested on a pro forma basis prior to consummation of certain transactions outside the ordinary course of the Company’s business, as defined in the credit agreement. In the second quarter of 2018, the minimum FCCR was not required to be tested, as excess committed borrowing availability was greater than the minimum threshold. However, if the Company’s excess borrowing availability had fallen below that threshold, we would not have met the minimum FCCR.

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

Environmental and Legal Matters

The Company accrues expenses for contingencies when it is probable that an asset has been impaired or a liability has been incurred and management can reasonably estimate the expense. Contingencies for which the Company has made accruals include environmental and other legal matters. It is possible, however, that actual expenses could exceed our accrual by a material amount, which could have a material adverse effect on the Company’s future liquidity, financial condition, or operating results in the period in which any such, additional expenses are incurred or recognized.

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

The Company paid $0.6 million in the first six months of 2018 implementing the RAWP.  The Company estimates the total remaining cost of implementing the RAWP to be $2.9 million at June 30, 2018. As of June 30, 2018, the Company believes the accrual represents a reasonable best estimate of the total remaining remediation costs, based on facts, circumstances, and information currently available to Huttig.  However, there are currently unknown variables relating to the actual levels of contaminants and amounts of soil that will ultimately require treatment or removal and as part of the remediation process, additional soil and groundwater sampling, and bench and pilot testing is required to ensure the remediation will achieve the projected outcome required by the DEQ.  The ultimate final amount of remediation costs and expenditures are difficult to estimate with certainty and as a result, the amount of actual costs and expenses ultimately incurred by Huttig with respect to this property could be lower than, or exceed the amount accrued as of June 30, 2018 by a material amount.  If actual costs are materially higher, the incremental expenses over the amount currently accrued could have a material adverse effect on our liquidity, financial condition and operating results.

In addition, some of the Company’s current and former distribution centers are located in areas of current or former industrial activity where environmental contamination may have occurred, and for which the Company, among others, could be held responsible. The Company currently believes that there are no material environmental liabilities at any of its distribution center locations.

Legal Matters

The Company was also involved in litigation in Colorado, Illinois, and Texas filed by PrimeSource Building Products, Inc. (“PrimeSource”) against the Company and eleven of its employees.

The complaints alleged, among other things, that certain former employees of PrimeSource had breached their contracts with PrimeSource (including non-competition, non-solicitation and non-disclosure covenants) and fiduciary duties to PrimeSource, and that the former employees had misappropriated, and were using, trade secrets of PrimeSource on behalf of the Company.  The complaints sought injunctive relief, compensatory damages, and with respect to certain counts, punitive damages.

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

On December 9, 2017, the United States District Court of the Northern District of Illinois Eastern Division (the “Court”) ruled the evidence at the hearing failed to show a likelihood of success on the majority of PrimeSource’s claims against Huttig and the Court denied PrimeSource’s request to shut down the Huttig-Grip expansion, but granted partial injunctive relief restricting four Huttig employees from working in activities related to the Huttig-Grip expansion and in part enjoining Huttig from selling products to a list of customers that were not pre-existing customers prior to November 2016, but allowed Huttig to sell all products to a list of customers that were pre-existing prior to November 2016. The injunction ended May 2018.

On June 29, 2018, the Company entered into a confidential agreement with PrimeSource for the settlement and release of all claims between the parties. The agreement does not limit or restrict the future business activities of any of the parties and did not have a material adverse effect on our financial condition, results of operations or cash flows.

During the first six months of 2018, the Company incurred approximately $3.3 million in expenses related to the PrimeSource litigation and settlement.

6. EARNINGS (LOSS) PER SHARE

The Company calculates its basic income (loss) per share by dividing net income (loss) allocated to common shares outstanding by the weighted average number of common shares outstanding. Unvested shares of restricted stock participate in dividends on the same basis as common shares. As a result, these share-based awards meet the definition of participating securities and the Company applies the two-class method to compute earnings per share. The two-class method is an earnings allocation formula that treats participating securities as having rights to earnings that would otherwise have been available to common stockholders. In periods in which the Company has net losses, the losses are not allocated to participating securities because the participating security holders are not obligated to share in such losses.  The following table presents the number of participating securities and earnings allocated to those securities (in millions).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Earnings allocated to participating shareholders	$—	$0.1	$—	$0.1
Number of participating securities	1.0	1.1	1.0	1.2

The diluted earnings per share calculations include the effect of the assumed exercise using the treasury stock method for unvested restricted stock units, except when the effect would be anti-dilutive.  The following table presents the number of common shares used in the calculation of net income (loss) per share from continuing operations (in millions).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Weighted-average number of common shares-basic	25.2	24.9	25.2	24.8
Dilutive potential common shares	—	—	—	—
Weighted-average number of common shares-dilutive	25.2	24.9	25.2	24.8

7. INCOME TAXES

The Company's effective tax rate from continuing operations was a benefit of 75% and 8% in the six month periods ended June 30, 2018 and 2017, respectively. The year-to-date tax rate in both periods was impacted by the vesting of restricted stock, which provided for additional income tax deduction in excess of the compensation deduction for U.S. GAAP purposes.

As of June 30, 2018, the Company had a $7.1 million valuation allowance primarily relating to certain state net operating loss carryforwards that are not likely to be realized in future periods.

8. STOCK-BASED COMPENSATION

The Company recognized $0.6 million in non-cash, stock-based compensation expense in both the second quarter of 2018 and 2017, respectively. The Company recognized $1.2 million and $1.1 million in non-cash, stock-based compensation expense for the six-month periods ended June 30, 2018 and 2017, respectively.  During the first six months of 2018, the Company granted an aggregate of 406,743 shares of restricted stock at a weighted average value of $6.84 per share under its 2005 Executive Incentive Compensation Plan, as amended and restated. Most restricted shares vest in three equal installments on the first, second and third anniversaries of the grant date or cliff vest in five years. During the first six months of 2018, the Company granted an aggregate of 33,732 shares of restricted stock under its Non-Employee Directors’ Restricted Stock Plan, as amended, at an average fair market value of $7.12 per share. The directors’ restricted shares vest over one year. The unearned compensation expense is being amortized into expense on a straight-line basis over the requisite service period for the entire award. As of June 30, 2018 and 2017, the total compensation expense not yet recognized related to all outstanding restricted stock awards was $4.5 million for both periods.

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

There are a number of factors, some of which are beyond our control that could cause our actual results to differ materially from those expressed or implied in the forward-looking statements. These factors include, but are not limited to, the strength of construction, home improvement and remodeling markets and the recovery of the homebuilding industry to levels consistent with the historical average; the cyclical nature of our industry; the uncertainties resulting from changes to United States and foreign laws, regulations and policies including the Tax Cuts and Jobs Act of 2017, the cost of environmental compliance, including actual expenses we may incur to resolve proceedings we are involved in arising out of the formerly owned facility in Montana; any limitations on our ability to utilize our deferred tax assets to reduce future taxable income and tax liabilities; our ability to comply with, and the restrictive effect of, the financial covenant applicable under our credit facility; the loss of a significant customer; deterioration of our customers’ creditworthiness or our inability to forecast such deteriorations; commodity prices; dumping duties; tariffs; risks associated with our private brands; termination of key supplier relationships; risks of international suppliers; competition with existing or new industry participants; goodwill impairment;  the seasonality of our operations; significant uninsured claims; federal and state transportation regulations; fuel cost increases; our failure to attract and retain key personnel; deterioration in our relationship with our unionized employees, including work stoppages or other disputes; funding requirements for multi-employer pension plans for our unionized employees; product liability claims and other legal proceedings; the integration of any business we acquire and the liabilities of such businesses; and those set forth under Part I, Item 1A-“Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. These factors may not constitute all factors that could cause actual results to differ from those discussed in any forward-looking statement. Accordingly, forward-looking statements should not be relied upon as a predictor of actual results

Overview

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

The following table sets forth our sales by product classification as a percentage of total sales:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Millwork Products (1)	46%	51%	47%	51%
Building Products (2)	45%	40%	44%	39%
Wood Products (3)	9%	9%	9%	10%
Total Net Product Sales	100%	100%	100%	100%

(1)	Millwork products generally includes exterior and interior doors, pre-hung door units, windows, mouldings, frames, stair parts and columns.
(2)	Building products generally include composite decking, connectors, fasteners, housewrap, siding, roofing products, insulation and other miscellaneous building products.
(3)	Wood products generally include engineered wood products and other wood products, such as lumber and panels.

Industry Conditions

New housing activity in 2018 is still below the historical average of 1.4 million total housing starts from 1959 to 2017 based on statistics tracked by the United States Census Bureau, although above 2017 corresponding levels. Total housing starts were approximately 1.2 million in 2017. Through June 30, 2018, based on the most recent data provided by the United States Census Bureau, total new housing starts were nearly 8% above 2017 levels for the corresponding six-month period.

Various factors have caused our results of operations to fluctuate from period to period. These factors include levels of residential construction, the mix of single family and multi-family starts as a percent of the total residential construction, home improvement and remodeling activity, weather, prices of commodity wood and steel products, dumping duties, tariffs, interest rates, competitive pressures, availability of credit and other local, regional and national economic conditions. Many of these factors are cyclical or seasonal in nature. We anticipate that further fluctuations in operating results from period to period will continue in the future. Our results in the first and fourth quarters of each year are generally adversely affected by winter weather patterns in the Midwest, Northeast and Northwest, which typically result in seasonal decreases in levels of construction activity in these areas. As much of our overhead and expenses remain relatively fixed throughout the year, our operating profits tend to be lower during the first and fourth quarters.

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

To accelerate this growth and diversification, we have made strategic operating investments to execute our product line expansion and market segment penetration. The national expansion of our Huttig-Grip product line, which is sourced both domestically and internationally, expands the breadth and geographical coverage of our private label specialty building product lines. Through our investments in automated, high-capacity pre-finish door lines and segment-focused sales resources, further penetration of the home improvement, repair and remodel market diversifies our business to be less dependent on new home construction, reinforces our position as the largest, value-add door fabricator to the professional residential construction market in the country, and accelerates our growth in higher value, and higher gross margin products.

Critical Accounting Policies

We prepare our condensed consolidated financial statements in accordance with U.S. GAAP, which requires management to make estimates and assumptions. Management bases these estimates and assumptions on historical results and known trends as well as management forecasts. Actual results could differ from these estimates and assumptions and these differences may be material. For a discussion of our significant accounting policies and estimates, see our Annual Report on Form 10-K for the year ended December 31, 2017 in Part II, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies.” During the six months ended June 30, 2018, there were no material changes to the critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the year ended December 31, 2017.

Results of Operations

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Net sales were $223.4 million in the second quarter of 2018, which was $24.7 million, or 12.4%, higher than the second quarter of 2017.  The increase in net sales was primarily attributed to an approximate 7.7% increase in new residential construction activity as well as organic growth derived from the execution of our strategic growth initiatives.

Millwork product sales increased 3% in the second quarter of 2018 to $103.5 million, compared to $100.4 million in the second quarter of 2017. Building products sales increased 24% in the second quarter of 2018 to $99.4 million, compared to $79.9 million in the second quarter of 2017, and wood product sales increased 11% in the second quarter of 2018 to $20.5 million, compared to $18.4 million in the second quarter of 2017.

Gross margin was $45.1 million in the second quarter of 2018, compared to $42.2 million in the second quarter of 2017.  The increase in gross margin was largely due to higher overall sales volumes. As a percentage of sales, gross margin was 20.2% in the second quarter of 2018, compared to 21.2% in the second quarter of 2017. The reduction in gross margin percent was primarily attributed to an increase in direct sales volumes, as well as the proportional increase in building product sales as compared to the growth of other higher margin product categories.

Operating expenses increased $4.9 million to $43.0 million in the second quarter of 2018, compared to $38.1 million in the second quarter of 2017.  Personnel costs increased approximately $2.2 million, primarily as a result of wage increases, increased variable compensation, higher healthcare costs, and hiring additional sales and warehouse personnel related to the execution of our strategic growth initiatives.  Non-personnel costs increased approximately $2.7 million, primarily as a result of higher fuel prices, increased contract hauling costs, and expenses associated with the PrimeSource litigation and settlement. As a percentage of sales, operating expenses were 19.2% in the second quarters of 2018 and 2017, respectively.  Excluding expenses associated with the PrimeSource litigation and settlement, operating expenses  would have been approximately $40.5 million, or 18.1% of sales for the quarter ended June 30, 2018.

Net interest expense was $1.7 million in the second quarter of 2018 compared to $0.7 million in the second quarter of 2017.  The increase was primarily due to higher average outstanding borrowings on our credit facility as well as higher interest rates in the second quarter of 2018 compared to the second quarter of 2017.

Income tax expense was $0.2 million for the quarter ended June 30, 2018, as compared to $1.1 million for the second quarter of 2017.

As a result of the foregoing factors, we reported income from continuing operations of $0.2 million for the quarter ended June 30, 2018, compared to income from continuing operations of $2.3 million for the quarter ended June 30, 2017.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Net sales were $421.4 million in 2018, which was $47.0 million, or 13%, higher than 2017.  The increase in net sales was primarily attributed to an 8% increase in new residential construction activity as compared to 2017 levels as well as organic growth derived from the execution of our strategic growth initiatives.

Millwork product sales increased 4% in 2018 to $198.8 million, compared to $191.7 million in 2017. Building products sales increased 26% in 2018 to $184.9 million, compared to $147.3 million in 2017, and wood product sales increased 6% in 2018 to $37.7 million, compared to $35.4 million in 2017.

Gross margin was $83.8 million in 2018, compared to $77.7 million in 2017.  The increase in gross margin was largely due to higher overall sales volumes. As a percentage of sales, gross margin was 19.9% in 2018, compared to 20.8% in 2017. The reduction in gross margin percent was primarily attributed to an increase in direct sales volumes, as well as the proportional increase in building product sales as compared to the growth of other higher margin product categories.

Operating expenses increased $7.1 million to $82.2 million for 2018, compared to $75.1 million in 2017.  Personnel costs increased approximately $4.0 million, primarily as a result of wage increases, increased variable compensation, higher healthcare costs, and hiring additional sales and warehouse personnel related to the execution of our strategic growth initiatives. Non-personnel expenses increased approximately $3.1 million, primarily as a result of higher fuel prices, increased contract hauling costs, and expenses associated with the PrimeSource litigation and settlement. As a percentage of sales, operating expenses decreased to 19.5% in 2018 compared to 20.1% in 2017.  Excluding expenses associated with the PrimeSource litigation and settlement, operating expenses would have been approximately $78.8 million, or 18.7% of sales for the six months ended June 30, 2018.

Net interest expense was $2.8 million in 2018 compared to $1.3 million in 2017.  The increase was primarily due to higher average outstanding borrowings on our credit facility as well as higher interest rates in 2018 compared to 2017.

Income tax benefit was ($0.9) million in 2018 compared to ($0.1) million in 2017.

As a result of the foregoing factors, we reported a loss from continuing operations of $0.3 million for the six months ended June 30, 2018, compared to income from continuing operations of $1.4 million for the six months ended June 30, 2017.

Liquidity and Capital Resources

We depend on our cash flows from operations and funds available under our revolving credit facility to finance seasonal working capital needs, capital expenditures, additional investments in our product lines, including Huttig-Grip, and any acquisitions that we may undertake. Typically, our working capital requirements are greatest in the second and third quarters, which reflect the seasonal nature of our business. The second and third quarters also tend to be our strongest operating quarters, largely due to more favorable weather throughout many of our markets compared to the first and fourth quarters. We typically generate cash from working capital reductions in the fourth quarter of the year and build working capital during the first quarter in preparation for our second and third quarters. We also maintain significant inventories to meet the rapid delivery requirements of our customers and to enable us to obtain favorable pricing, delivery and service terms with our suppliers. During the first six months of 2018, our working capital was impacted significantly, as we continued to invest in inventory related to the national expansion of our Huttig-Grip product line. Sourcing Huttig-Grip products internationally requires longer lead-times and higher inventory levels to ensure available supply, but it also provides an opportunity for higher margins. At June 30, 2018, inventories and accounts receivable constituted approximately 79% of our total assets.  We also closely monitor operating expenses and inventory levels during seasonally affected periods and, to the extent possible, manage variable operating costs to minimize seasonal effects on our profitability.

Operations.  Cash used in operating activities was $70.2 million during the first six months of 2018, compared to cash used in operating activities of $42.4 million during the first six months of 2017. Accounts receivable increased by $51.7 million during the first six months of 2018, compared to an increase of $41.8 million in the prior-year corresponding period. The increase in accounts receivable over the first six months of the year is  commensurate with our sales activity as a result of the normal seasonality of our business, the increased revenue generated through our growth initiative, as well as, extended terms granted through our special promotional buy programs.  Our inventory levels increased $35.5 million during the first six months of 2018 driven largely by the expansion of our Huttig-Grip product line along with the normal seasonal build for increased sales activity. These working capital decreases were offset by an increase in accounts payable of $17.4 million, primarily a result of our inventory build for the respective periods.

Investing.  During the first six months of 2018, net cash used in investing activities was $3.9 million compared to $3.5 million for the corresponding period in 2017 and was largely used for additional investments in machinery and equipment at various distribution centers, including additional investments related to our strategic growth initiatives.

Financing.  Cash provided by financing activities of $75.4 million during the first six months of 2018 reflected net borrowings of $75.8 million offset by $0.4 million for the repurchase of shares to satisfy employee tax withholdings on stock-based awards.  Cash provided by financing activities of $46.6 million in the first six months of 2017 reflected net borrowings of $47.5 million offset by $0.9 million for the repurchase of shares to satisfy employee tax withholdings on stock-based awards.

The Company believes that cash generated from its operations and funds available under the credit facility will provide sufficient funds to meet the operating needs of the Company for at least the next twelve months. At June 30, 2018, the minimum FCCR was not required to be tested, as excess borrowing availability was greater than the minimum threshold. However, if the Company’s availability had fallen below that threshold, we would not have met the minimum FCCR. If we are unable to maintain excess borrowing availability of more than the applicable amount in the range of $17.5 million to $31.3 million and we do not meet the minimum FCCR, the lenders would have the right to terminate the loan commitments and accelerate the repayment of the entire amount outstanding under the credit facility. The lenders could also foreclose on the Company’s assets that secure the credit facility. If the credit facility were terminated, the Company would be forced to seek alternative sources of financing, which may not be available on terms acceptable to it, or at all.

Off-Balance Sheet Arrangements

In addition to funds available from operating cash flows and our bank credit facility as described above, we use operating leases, which are considered to be off-balance sheet arrangements. Operating leases are employed as an alternative to purchasing certain property, plant and equipment. For a discussion of our off-balance sheet arrangements, see our Annual Report on Form 10-K for the year ended December 31, 2017 in Part II, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Commitments and Contingencies.” During the six months ended June 30, 2018, there were no material changes to our off-balance sheet arrangements discussed in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from the information provided in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 4 — CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures – The Company, under the supervision and with the participation of our Disclosure Committee and management, including our Chief Executive Officer and interim Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive officer and interim Chief Financial Officer concluded that our disclosure controls and procedures are effective as of June 30, 2018 in all material respects to (a) causing information required to be disclosed by us in reports that we file or submit under the Exchange Commission’s rules and forms and (b) causing such information to be accumulated and communicated to our management, including our Chief Executive Officer and interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control Over Financial Reporting – The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and interim Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors. Based on our evaluation under the framework in Internal Control-Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of June 30, 2018.

Changes in Internal Control of Financial Reporting – There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Date: July 31, 2018
Jon P. Vrabely
President, Chief Executive Officer and
Interim Chief Financial Officer (Principal Executive Officer, Principal Financial Accounting Officer)