Form 10-Q
period 2018-09-30
HUTTIG BUILDING PRODUCTS INC
filed 2018-10-30
CIK 1093082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of Common Stock outstanding on September 30, 2018 was 26,040,012 shares.

PART I FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(In Millions, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net sales	$222.0	$199.6	$643.4	$574.0
Cost of sales	177.4	158.3	515.1	455.0
Gross margin	44.6	41.3	128.3	119.0
Operating expenses	41.1	38.2	123.2	113.3
Operating income	3.5	3.1	5.1	5.7
Interest expense, net	1.8	0.9	4.6	2.2
Income from continuing operations before income taxes	1.7	2.2	0.5	3.5
Provision for (benefit from) income taxes	0.5	0.9	(0.4)	0.8
Income from continuing operations	1.2	1.3	0.9	2.7
Income from discontinued operations, net of taxes	—	0.1	—	—
Net income	$1.2	$1.4	$0.9	$2.7

Income from continuing operations per share - basic and diluted	$0.05	$0.05	$0.03	$0.10
Income from discontinued operations per share - basic and diluted	$—	$—	$—	$—
Net income per share - basic and diluted	$0.05	$0.05	$0.03	$0.10

Weighted average shares outstanding:
Basic and diluted shares outstanding	25.1	24.9	25.1	24.8

See notes to condensed consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(In Millions)

	September 30,	December 31,	September 30,
	2018	2017	2017
ASSETS
CURRENT ASSETS:
Cash and equivalents	$1.5	$0.3	$1.2
Trade accounts receivable, net	96.3	66.8	87.5
Inventories, net	153.7	111.9	108.1
Other current assets	13.1	11.4	12.1
Total current assets	264.6	190.4	208.9

PROPERTY, PLANT AND EQUIPMENT:
Land	5.0	5.0	5.0
Buildings and improvements	32.4	31.1	30.8
Machinery and equipment	54.6	49.8	49.5
Gross property, plant and equipment	92.0	85.9	85.3
Less accumulated depreciation	59.1	56.4	55.5
Property, plant and equipment, net	32.9	29.5	29.8

OTHER ASSETS:
Goodwill	9.5	9.5	9.5
Deferred income taxes	10.1	9.7	11.3
Other	6.1	6.8	7.0
Total other assets	25.7	26.0	27.8
TOTAL ASSETS	$323.2	$245.9	$266.5

See notes to condensed consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(In Millions, Except Share Data)

	September 30,	December 31,	September 30,
	2018	2017	2017
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$1.5	$1.2	$1.2
Trade accounts payable	64.7	51.0	66.7
Accrued compensation	3.2	6.3	3.5
Other accrued liabilities	16.1	16.6	13.7
Total current liabilities	85.5	75.1	85.1
NON-CURRENT LIABILITIES:
Long-term debt, less current maturities	166.8	101.8	102.3
Other non-current liabilities	2.2	2.5	3.4
Total non-current liabilities	169.0	104.3	105.7

SHAREHOLDERS' EQUITY:
Preferred shares: $.01 par (5,000,000 shares authorized)	—	—	—
Common shares: $.01 par (75,000,000 shares authorized: 26,040,012; 25,843,166; and 25,879,812 shares issued at September 30, 2018, December 31, 2017 and September 30, 2017, respectively)	0.3	0.3	0.3
Additional paid-in capital	45.4	44.1	43.5
Retained earnings	23.0	22.1	31.9
Total shareholders' equity	68.7	66.5	75.7

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$323.2	$245.9	$266.5

See notes to condensed consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(In Millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Cash Flows From Operating Activities:
Net income	$1.2	$1.4	$0.9	$2.7
Adjustments to reconcile net income to net cash used in operating activities:
Income from discontinued operations	—	(0.1)	—	—
Depreciation and amortization	1.4	1.3	4.0	3.6
Non-cash interest expense	0.1	—	0.2	0.2
Stock-based compensation	0.6	0.5	1.8	1.6
Deferred income taxes	0.5	0.9	(0.4)	0.8
Changes in operating assets and liabilities:
Trade accounts receivable	22.3	13.6	(29.5)	(28.2)
Inventories, net	(6.3)	(11.2)	(41.8)	(27.1)
Trade accounts payable	(3.7)	3.1	13.7	19.5
Other	(3.0)	(3.3)	(5.3)	(7.6)
Cash provided by (used in) continuing operating activities	13.1	6.2	(56.4)	(34.5)
Cash used in discontinued operating activities	(0.1)	(2.2)	(0.7)	(3.9)
Total cash provided by (used in) operating activities	13.0	4.0	(57.1)	(38.4)
Cash Flows From Investing Activities:
Capital expenditures	(2.9)	(2.2)	(6.8)	(5.7)
Proceeds from Disposition of Assets	0.9	—	0.9	—
Total cash used in investing activities	(2.0)	(2.2)	(5.9)	(5.7)
Cash Flows From Financing Activities:
Borrowings of debt, net	(11.1)	(1.6)	64.6	45.9
Repurchase of shares to satisfy employee tax withholdings	—	—	(0.4)	(0.9)
Total cash (used in) provided by financing activities	(11.1)	(1.6)	64.2	45.0
Net (decrease) increase in cash and equivalents	(0.1)	0.2	1.2	0.9
Cash and equivalents, beginning of period	1.6	1.0	0.3	0.3
Cash and equivalents, end of period	$1.5	$1.2	$1.5	$1.2

Supplemental Disclosure of Cash Flow Information:
Interest paid	$1.9	$0.8	$4.5	$1.9
Income taxes paid	—	—	0.1	0.4
Non-cash financing activities:
Assets acquired with debt obligations	1.2	0.5	1.8	1.6

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.

The new standard is effective for us on January 1, 2019, with early adoption permitted.  We expect to adopt the standard on its effective date using the modified retrospective approach.

The standard provides several optional practical expedients in transition.  We expect to elect the ‘package of practical expedients’, which permits us to forgo reassessment of our prior conclusions about lease identification, lease classification and initial direct costs for periods prior to the effective date.  Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019.  We do not expect to elect the use-of-hindsight or land easement practical expedients, the latter not being applicable to us.

We anticipate this standard will have a material effect on our financial statements.  While we continue to assess the effects of adoption, we believe the most significant effects will relate to the recognition of new ROU assets and liabilities on our balance sheet for vehicle and equipment leases, and new disclosures about our leasing activities.  We do not expect a significant change in our leasing activities between now and adoption.

In August 2018, the SEC adopted amendments to certain disclosure requirements in Securities Act Release No. 33-10532, “Disclosure Update and Simplification”. The amendments will become effective on November 5, 2018. Among the amendments is the requirement to present the changes in shareholders’ equity in the interim financial statements (either in a separate statement or footnote) in quarterly reports on Form 10-Q. This reporting requirement will be effective for us beginning with the quarterly report for the period ended March 31, 2019.

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

The following table disaggregates our revenue by product classification:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Millwork products	$104.8	$97.6	$303.5	$288.8
Building products	96.9	82.6	281.9	229.6
Wood products	20.3	19.4	58.0	55.6
Net sales	$222.0	$199.6	$643.4	$574.0

4. DEBT

Debt consisted of the following (in millions):

	September 30,	December 31,	September 30,
	2018	2017	2017
Revolving credit facility	$163.6	$99.2	$99.6
Other obligations	4.7	3.8	3.9
Total debt	168.3	103.0	103.5
Less current maturities of long-term debt	1.5	1.2	1.2
Long-term debt, less current maturities	$166.8	$101.8	$102.3

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

At September 30, 2018, the Company had revolving credit borrowings of $163.6 million outstanding at a weighted average interest rate of 4.1% per annum, letters of credit outstanding totaling $3.3 million, primarily used as collateral for health and workers’ compensation insurance, and $35.8 million of excess committed borrowing availability.  The Company pays an unused commitment fee of 0.25% per annum. In addition, the Company had $4.7 million of capital lease and other obligations outstanding at September 30, 2018.

The sole financial covenant in the credit facility is the minimum FCCR of 1.00:1.00, which must be tested by the Company if the excess committed borrowing availability falls below an amount in a range between $17.5 million to $31.3 million, depending on the Company’s borrowing base. The FCCR must also be tested on a pro forma basis prior to consummation of certain transactions outside the ordinary course of the Company’s business, as defined in the credit agreement. In the third quarter of 2018, the minimum FCCR was not required to be tested, as excess committed borrowing availability was greater than the minimum threshold. However, if the Company’s excess borrowing availability had fallen below that threshold, we would not have met the minimum FCCR.

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

Environmental Matters

As described in Note 7 — “Commitments and Contingencies” in the notes to our audited consolidated financial statements under Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017,  the Company was previously identified as a potentially responsible party in connection with the cleanup of contamination at a formerly owned property in Montana. On February 18, 2015, the Montana Department of Environmental Quality (the “DEQ”) issued an amendment to the unilateral administrative order of the DEQ outlining the final remediation of the property in its Record of Decision (the “ROD”).  In September 2015, the remedial action work plan (“RAWP”) was approved.

The Company paid $0.7 million in the first nine months of 2018 implementing the RAWP.  The Company estimates the total remaining cost of implementing the RAWP to be $2.8 million at September 30, 2018. As of September 30, 2018, the Company believes the accrual represents a reasonable best estimate of the total remaining remediation costs, based on facts, circumstances, and information currently available to Huttig.  However, there are currently unknown variables relating to the actual levels of contaminants and amounts of soil that will ultimately require treatment or removal and as part of the remediation process, additional soil and groundwater sampling, and bench and pilot testing is required to ensure the remediation will achieve the projected outcome required by the DEQ.  The ultimate final amount of remediation costs and expenditures are difficult to estimate with certainty and as a result, the amount of actual costs and expenses ultimately incurred by Huttig with respect to this property could be lower than, or exceed, the amount accrued as of September 30, 2018 by a material amount.  If actual costs are materially higher, the incremental expenses over the amount currently accrued could have a material adverse effect on our liquidity, financial condition and operating results.

In addition, some of the Company’s current and former distribution centers are located in areas of current or former industrial activity where environmental contamination may have occurred, and for which the Company, among others, could be held responsible. The Company currently believes that there are no material environmental liabilities at any of its distribution center locations.

Legal Matters

See Note 7 – “Commitments and Contingencies” in the notes to our consolidated financial statements under Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 and Note 5 “Contingencies” in the notes to the Condensed Consolidated Financial Statements (unaudited) in Item 1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Earnings allocated to participating shareholders	$—	$—	$—	$0.1
Number of participating securities	0.9	1.1	1.0	1.2

The diluted earnings per share calculations include the effect of the assumed exercise using the treasury stock method for unvested restricted stock units, except when the effect would be anti-dilutive.  The following table presents the number of common shares used in the calculation of net income (loss) per share from continuing operations (in millions).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Weighted-average number of common shares-basic	25.1	24.9	25.1	24.8
Dilutive potential common shares	—	—	—	—
Weighted-average number of common shares-dilutive	25.1	24.9	25.1	24.8

7. INCOME TAXES

The Company's effective tax rate from continuing operations was a benefit of 72% and expense of 23% in the nine month periods ended September 30, 2018 and 2017, respectively. The 2018 year-to-date tax rate was impacted by the vesting of restricted stock which provided an income tax deduction in excess of the compensation deduction for GAAP purposes. This excess tax benefit increased the benefit reported on first and second quarter losses.

As of September 30, 2018, the Company had a $7.1 million valuation allowance primarily relating to certain state net operating loss carryforwards that are not likely to be realized in future periods.

8. STOCK-BASED COMPENSATION

The Company recognized $0.6 million and $0.5 million in non-cash, stock-based compensation expense in the third quarter of 2018 and 2017, respectively. The Company recognized $1.8 million and $1.6 million in non-cash, stock-based compensation expense for the nine-month periods ended September 30, 2018 and 2017, respectively.  During the first nine months of 2018, the Company granted an aggregate of 406,743 shares of restricted stock at a weighted average value of $6.84 per share under its 2005 Executive Incentive Compensation Plan, as amended and restated. Most restricted shares vest in three equal installments on the first, second and third anniversaries of the grant date or cliff vest in five years. During the first nine months of 2018, the Company granted an aggregate of 33,732 shares of restricted stock under its Non-Employee Directors’ Restricted Stock Plan, as amended, at an average fair market value of $7.12 per share. The directors’ restricted shares vest over one year. The unearned compensation expense is being amortized into expense on a straight-line basis over the requisite service period for the entire award. As of September 30, 2018 and 2017, the total compensation expense not yet recognized related to all outstanding restricted stock awards was $3.8 million and $4.0, respectively.

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

There are a number of factors, some of which are beyond our control that could cause our actual results to differ materially from those expressed or implied in the forward-looking statements. These factors include, but are not limited to, the strength of construction, home improvement and remodeling markets and the recovery of the homebuilding industry to levels consistent with the historical average; the cyclical nature of our industry; the uncertainties resulting from changes to United States and foreign laws, regulations and policies, the cost of environmental compliance, including actual expenses we may incur to resolve proceedings we are involved in arising out of the formerly owned facility in Montana; any limitations on our ability to utilize our deferred tax assets to reduce future taxable income and tax liabilities; our ability to comply with, and the restrictive effect of, the financial covenant applicable under our credit facility; the loss of a significant customer; deterioration of our customers’ creditworthiness or our inability to forecast such deteriorations; commodity prices; dumping duties; tariffs; risks associated with our private brands; termination of key supplier relationships; risks of international suppliers; competition with existing or new industry participants; goodwill impairment;  the seasonality of our operations; significant uninsured claims; federal and state transportation regulations; fuel cost increases; our failure to attract and retain key personnel; deterioration in our relationship with our unionized employees, including work stoppages or other disputes; funding requirements for multi-employer pension plans for our unionized employees; product liability claims and other legal proceedings; the integration of any business we acquire and the liabilities of such businesses; and those set forth under Part I, Item 1A-“Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. These factors may not constitute all factors that could cause actual results to differ from those discussed in any forward-looking statement. Accordingly, forward-looking statements should not be relied upon as a predictor of actual results.

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

The following table sets forth our sales by product classification as a percentage of total sales:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Millwork products (1)	47%	49%	47%	50%
Building products (2)	44%	41%	44%	40%
Wood products (3)	9%	10%	9%	10%
Total net product sales	100%	100%	100%	100%

(1)	Millwork products generally includes exterior and interior doors, pre-hung door units, windows, mouldings, frames, stair parts and columns.
(2)	Building products generally include composite decking, connectors, fasteners, housewrap, siding, roofing products, insulation and other miscellaneous building products.
(3)	Wood products generally include engineered wood products and other wood products, such as lumber and panels.

Industry Conditions

New housing activity in 2018 is still below the historical average of 1.4 million total housing starts from 1959 to 2017 based on statistics tracked by the United States Census Bureau, although above 2017 corresponding levels. Total housing starts were approximately 1.2 million in 2017. Through September 30, 2018, based on the most recent data provided by the United States Census Bureau, total new housing starts were 6.4% above 2017 levels for the corresponding nine-month period.

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

Strategic Initiatives

Our strategy is to increase shareholder value through the growth and diversification of our business.  To accomplish this, we developed strategic initiatives that require investments in our infrastructure, working capital, and our people and technology platform.

To accelerate this growth and diversification, we have made strategic operating investments to execute our product line expansion and market segment penetration. The national expansion of our Huttig-Grip product line, which is sourced both domestically and internationally, expands the breadth and geographical coverage of our private label specialty building product lines. We believe that through our investments in automated, high-capacity pre-finish door lines and segment-focused sales resources, further penetration of the home improvement, repair and remodel market diversifies our business to be less dependent on new home construction, reinforces our position as the largest, value-add door fabricator to the professional residential construction market in the country, and accelerates our growth in higher value, and higher gross margin products.

Critical Accounting Policies

We prepare our condensed consolidated financial statements in accordance with GAAP, which requires management to make estimates and assumptions. Management bases these estimates and assumptions on historical results and known trends as well as management forecasts. Actual results could differ from these estimates and assumptions and these differences may be material. For a discussion of our significant accounting policies and estimates, see our Annual Report on Form 10-K for the year ended December 31, 2017 in Part II, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies.” During the nine months ended September 30, 2018, there were no material changes to the critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the year ended December 31, 2017.

Results of Operations

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

Net sales were $222.0 million in the third quarter of 2018, which was $22.4 million, or 11.2%, higher than the third quarter of 2017.  The increase in net sales was primarily attributed to an increase in residential construction activity as well as organic growth derived from the execution of our strategic growth initiatives.

Millwork product sales increased 7.4% in the third quarter of 2018 to $104.8 million, compared to $97.6 million in the third quarter of 2017. Building products sales increased 17.3% in the third quarter of 2018 to $96.9 million, compared to $82.6 million in the third quarter of 2017, and wood product sales increased 4.6% in the third quarter of 2018 to $20.3 million, compared to $19.4 million in the third quarter of 2017. The proportionate increase in building products is generally consistent with the growth derived from our strategic growth initiatives.

Gross margin was $44.6 million in the third quarter of 2018, compared to $41.3 million in the third quarter of 2017.  The increase in gross margin was largely due to higher overall sales volumes. As a percentage of sales, gross margin was 20.1% in the third quarter of 2018, compared to 20.7% in the third quarter of 2017. The reduction in gross margin percent was primarily attributed to a higher proportionate increase in direct sales volumes for the third quarter of 2018 compared to the third quarter of 2017, as well as the higher proportional increase in building product sales as compared to the growth of other higher margin product categories.

Operating expenses increased $2.9 million to $41.1 million in the third quarter of 2018, compared to $38.2 million in the third quarter of 2017.  Personnel costs increased approximately $1.5 million, primarily as a result of wage increases, increased variable compensation, higher healthcare costs, and hiring additional sales and warehouse personnel related to the execution of our strategic growth initiatives.  Non-personnel costs increased approximately $1.4 million, primarily as a result of higher fuel prices, increased contract hauling costs, and higher facility costs. As a percentage of sales, operating expenses were 18.5% in the third quarter of 2018, compared to 19.1% in the third quarter of 2017.  Absent litigation costs related to the PrimeSource Building Products, Inc. (“PrimeSource”) legal matter which was settled in June 2018, our operating expense ratio would have been 18.5% in both years.

Net interest expense was $1.8 million in the third quarter of 2018 compared to $0.9 million in the third quarter of 2017.  The increase was primarily due to higher average outstanding borrowings on our credit facility as well as higher interest rates in the third quarter of 2018 compared to the third quarter of 2017.

Income tax expense was $0.5 million for the quarter ended September 30, 2018, as compared to $0.9 million for the third quarter of 2017.

As a result of the foregoing factors, we reported income from continuing operations of $1.2 million for the quarter ended September 30, 2018, compared to income from continuing operations of $1.3 million for the quarter ended September 30, 2017.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Net sales were $643.4 million in 2018, which was $69.4 million, or 12.1%, higher than 2017.  The increase in net sales was primarily attributed to an increase in residential construction activity as compared to 2017 levels as well as organic growth derived from the execution of our strategic growth initiatives.

Millwork product sales increased 5.1% in 2018 to $303.5 million, compared to $288.8 million in 2017. Building products sales increased 22.8% in 2018 to $281.9 million, compared to $229.6 million in 2017, and wood product sales increased 4.3% in 2018 to $58.0 million, compared to $55.6 million in 2017. The year-over-year increase in building product sales is generally consistent with the growth derived from our strategic growth initiatives.

Gross margin was $128.3 million in 2018, compared to $119.0 million in 2017.  The increase in gross margin was largely due to higher overall sales volumes. As a percentage of sales, gross margin was 19.9% in 2018, compared to 20.7% in 2017. The reduction in gross margin percent was primarily attributed to a higher proportionate increase in direct sales volumes, as well as the higher proportional increase in building product sales as compared to the growth of other higher margin product categories.

Operating expenses increased $9.9 million to $123.2 million for 2018, compared to $113.3 million in 2017.  Personnel costs increased approximately $5.1 million, primarily as a result of wage increases, increased variable compensation, higher healthcare costs, and hiring additional sales and warehouse personnel related to the execution of our strategic growth initiatives. Non-personnel expenses increased approximately $4.8 million, primarily as a result of higher fuel prices, increased contract hauling costs, higher facility costs, and expenses associated with the PrimeSource litigation and settlement. As a percentage of sales, operating expenses decreased to 19.1% in 2018 compared to 19.7% in 2017.  Excluding expenses associated with the PrimeSource matter, operating expenses would have been approximately 18.6% and 19.3% of sales for the nine months ended September 30, 2018 and 2017, respectively.

Net interest expense was $4.6 million in 2018 compared to $2.2 million in 2017.  The increase was primarily due to higher average outstanding borrowings on our credit facility as well as higher interest rates in 2018 compared to 2017.

Income tax benefit was $0.4 million in 2018, as compared to an expense of $0.8 million in 2017.

As a result of the foregoing factors, we reported income from continuing operations of $0.9 million for the nine months ended September 30, 2018, compared to income from continuing operations of $2.7 million for the nine months ended September 30, 2017.

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

Cash provided by operating activities was $13.1 million for the quarter ended September 30, 2018, compared to $6.2 million for the quarter ended September 30, 2017.   In the third quarter of 2018, cash was primarily derived from a reduction in net working capital.

During the first nine months of 2018, our working capital was impacted significantly, as we continued to invest in inventory related to the national expansion of our Huttig-Grip product line. Sourcing Huttig-Grip products internationally requires longer lead-times and higher inventory levels to ensure available supply, and generally requires shorter payment terms to suppliers, but it also provides an opportunity for higher margins. At September 30, 2018, inventories and accounts receivable constituted approximately 77% of our total assets.  We also closely monitor operating expenses and inventory levels during seasonally affected periods and, to the extent possible, manage variable operating costs to minimize seasonal effects on our profitability.

At September 30, 2018, the Company had $35.8 million of excess committed borrowing availability.

Operations.  Cash used in operating activities was $57.1 million during the first nine months of 2018, compared to cash used in operating activities of $38.4 million during the first nine months of 2017. Accounts receivable increased by $29.5 million during the first nine months of 2018, compared to an increase of $28.2 million in the prior-year corresponding period. The increase in accounts receivable over the first nine months of the year is commensurate with our sales activity as a result of the normal seasonality of our business, coupled with the increased revenue generated through our growth initiatives.  Our inventory levels increased $41.8 million during the first nine months of 2018 driven largely by the expansion of our Huttig-Grip product line along with the normal seasonal build for increased sales activity. These working capital increases were offset by an increase in accounts payable of $13.7 million, primarily a result of our inventory build for the respective periods. The accounts payable increase relative to the increase in inventories is mitigated in part by shorter payment terms to suppliers on internationally sourced products.

Investing.  During the first nine months of 2018, net cash used in investing activities was $5.9 million compared to $5.7 million for the corresponding period in 2017 and was largely used for additional investments in machinery and equipment at various distribution centers, including additional investments related to our strategic growth initiatives.

Financing.  Cash provided by financing activities of $64.2 million during the first nine months of 2018 reflected net borrowings of $64.6 million offset by $0.4 million for the repurchase of shares to satisfy employee tax withholdings on stock-based awards.  Cash provided by financing activities of $45.0 million in the first nine months of 2017 reflected net borrowings of $45.9 million offset by $0.9 million for the repurchase of shares to satisfy employee tax withholdings on stock-based awards.

The Company believes that cash generated from its operations and funds available under the credit facility will provide sufficient funds to meet the operating needs of the Company for at least the next twelve months. At September 30, 2018, the minimum FCCR was not required to be tested, as excess borrowing availability was greater than the minimum threshold. However, if the Company’s availability had fallen below that threshold, we would not have met the minimum FCCR. If we are unable to maintain excess borrowing availability of more than the applicable amount in the range of $17.5 million to $31.3 million and we do not meet the minimum FCCR, the lenders would have the right to terminate the loan commitments and accelerate the repayment of the entire amount outstanding under the credit facility. The lenders could also foreclose on the Company’s assets that secure the credit facility. If the credit facility were terminated, the Company would be forced to seek alternative sources of financing, which may not be available on terms acceptable to it, or at all.

Off-Balance Sheet Arrangements

In addition to funds available from operating cash flows and our credit facility as described above, we use operating leases, which are considered to be off-balance sheet arrangements. Operating leases are employed as an alternative to purchasing certain property, plant and equipment. For a discussion of our off-balance sheet arrangements, see our Annual Report on Form 10-K for the year ended December 31, 2017 in Part II, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Commitments and Contingencies.” During the nine months ended September 30, 2018, there were no material changes to our off-balance sheet arrangements discussed in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

ITEM 4 — CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures – The Company, under the supervision and with the participation of our Disclosure Committee and management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of September 30, 2018 in all material respects to (a) causing information required to be disclosed by us in reports that we file or submit under the Exchange Commission’s rules and forms and (b) causing such information to be accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control Over Financial Reporting – The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors. Based on our evaluation under the framework in Internal Control-Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of September 30, 2018.

Changes in Internal Control of Financial Reporting – There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

See Note 5 – Contingencies of the Notes to the Condensed Consolidated Financial Statements (unaudited) in Item 1 for information on legal proceedings in which the Company is involved. See also Note 7 – “Commitments and Contingencies” in the notes to our consolidated financial statements under Part II, Item 8 the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 and Note 5 “Contingencies” in the Notes to the Condensed Consolidated Financial Statements (unaudited) in Item 1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.

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
Date: October 30, 2018
Jon P. Vrabely
President and Chief Executive Officer
(Principal Executive Officer)

HUTTIG BUILDING PRODUCTS, INC.

/s/ Philip W. Keipp
Date: October 30, 2018
Philip W. Keipp
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)