Form 10-K
period 2018-12-31
HUTTIG BUILDING PRODUCTS INC
filed 2019-03-05
CIK 1093082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit).Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§232.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act: Large Accelerated Filer [ ] Accelerated Filer [X] Non-Accelerated Filer [ ] Smaller Reporting Company [X] Emerging Growth Company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No  ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of the last business day of the quarter ended June 30, 2018 was approximately $114 million. For purposes of this calculation only, the registrant has excluded stock beneficially owned by the registrants’ directors and officers. By doing so, the registrant does not admit that such persons are affiliates within the meaning of Rule 405 under the Securities Act of 1933 or for any other purposes.

The number of shares of Common Stock outstanding on February 15, 2019 was 26,428,986 shares.

DOCUMENTS INCORPORATED HEREIN BY REFERENCE.

Parts of the registrant’s definitive proxy statement for the 2019 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

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

There are a number of factors, some of which are beyond our control that could cause our actual results to differ materially from those expressed or implied in the forward-looking statements. These factors include, but are not limited to: the strength of new construction, home improvement and remodeling markets and the recovery of the homebuilding industry to levels consistent with the historical average total housing starts from 1959 to 2018 of approximately 1.4 million starts based on statistics tracked by the U.S. Census Bureau (“Historical Average”); the cyclical nature of our industry; the success of our growth initiatives; expansion of the Huttig-Grip product line; uncertainties resulting from changes to United States and foreign laws, regulations and policies including the federal Tax Cuts and Jobs Act of 2017; the cost of environmental compliance, including actual expenses we may incur to resolve proceedings we are involved in arising out of a formerly owned facility in Montana; any limitations on our ability to utilize our deferred tax assets to reduce future taxable income and tax liabilities; our ability to comply with, and the restrictive effect of, the financial covenant applicable under our credit facility; the loss of a significant customer; deterioration of our customers’ creditworthiness or our inability to forecast such deteriorations; commodity prices; risks associated with our private brands; termination of key supplier relationships; risks of international suppliers; the potential impact of changes in tariff costs, including tariffs on imported steel and aluminum, and potential anti-dumping or countervailing duties; competition with existing or new industry participants; goodwill impairment;  the seasonality of our operations; significant uninsured claims; federal and state transportation regulations; fuel cost increases; our failure to attract and retain key personnel; deterioration in our relationship with our unionized employees, including work stoppages or other disputes; funding requirements for multi-employer pension plans for our unionized employees; product liability claims and other legal proceedings; the integration of any business we acquire and the liabilities of such businesses; and those factors set forth under Part I, Item 1A – “Risk Factors.” These factors may not constitute all factors that could cause actual results to differ from those discussed in any forward-looking statement. Accordingly, forward-looking statements should not be relied upon as a predictor of actual results.

PART I

ITEM 1—BUSINESS

General

In this Annual Report, when we refer to “Huttig,” the “Company,” “we” or “us,” we mean Huttig Building Products, Inc. and its subsidiary unless the context indicates otherwise.

Huttig Building Products, Inc., a Delaware corporation incorporated in 1913, was founded in 1885 and is a leading domestic distributor of millwork, building materials and wood products used principally in new residential construction and in-home improvement, remodeling and repair work. We purchase from leading manufacturers and distribute our products through 27 wholesale distribution centers serving 41 states. Our distribution centers sell principally to building materials dealers, national buying groups, home centers and industrial users, including makers of manufactured homes. For the year ended December 31, 2018, we generated net sales of $839.6 million.

We conduct our business through a two-step distribution model. This means we purchase from manufacturers and resell the products to our customers, who then sell the products to end users, who are typically professional builders and independent contractors engaged in residential construction and remodeling projects, or consumers engaged in do-it-yourself remodeling projects.

Our products fall into three categories: (i) millwork, which includes doors, windows, moulding, stair parts and columns, (ii) general building products, which include connectors, fasteners, composite decking, housewrap, roofing products and insulation, and (iii) wood products, which include engineered wood products, such as flooring systems, as well as wood panels and lumber.

Doors and engineered wood products often require our value-added service before they are delivered to our customers. Such services include pre-finishing exterior door units, pre-hanging exterior and interior door units and cutting engineered wood products from standard lengths to job-specific requirements. In addition, with respect to the majority of our products, we have the capability to buy in bulk and disaggregate these large shipments to meet individual customer stocking requirements. For some products, we carry a depth and breadth of products that our customers and vendors cannot reasonably stock themselves. Likewise, our vendors benefit from our broad geographic footprint of distribution centers enabling them to supply a broader breadth of products and cost-effectively reach a greater number of end users.  Many of the value-added services we provide are highly customized and cannot be provided effectively by our vendors. In addition, our sales force extends our vendors’ effective coverage area and knowledge of regional trends. Our customers benefit from our business capabilities because they do not need to invest capital in door hanging facilities or cutting equipment, nor do they need to incur the costs associated with maintaining large inventories of products. Our size, broad geographic presence, extensive fleet and logistical capabilities often enable us to purchase products in large volumes at favorable prices, stock a diverse range of products for rapid delivery and manage inventory in a reliable, efficient manner.

We serve our customers, whether they are a local dealer or national account, through our 27 wholesale distribution centers. Our broad geographic footprint enables us to work with our customers and suppliers to ensure that local inventory levels, merchandising, purchasing and pricing are tailored to the requirements of each market. Each distribution center also has access to our single-platform nationwide inventory management system. This provides the local manager with real-time inventory availability and pricing information. We support our distribution centers with credit and financial management, training and marketing programs and human resources expertise. We believe that these distribution capabilities and efficiencies provide us a competitive advantage that allows us to deliver quality products in a timely manner and allow for the efficient operation of our customers’ and vendors’ supply chain, as compared to many local and regional competitors.

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

New housing activity in the United States has shown modest improvement each year since 2009, the trough period of the housing downturn.  However, 2018 activity was still below the Historical Average of total housing starts of approximately 1.4 million. Total new housing starts in the United States were approximately 1.2 million, 1.2 million and 1.2 million in 2018, 2017 and 2016, respectively.  Total new single family housing starts were 0.9 million, 0.8 million and 0.8 million in 2018, 2017 and 2016, respectively, based on data from the U.S. Census Bureau.

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

We service national home centers through special order programs of branded products in both millwork and building products. These programs continue to grow each year, as manufacturers develop special order programs for these retailers and utilize our value-added service model and broad distribution network to support the programs locally.

We believe the evolving characteristics of the residential building materials distribution industry, particularly the consolidation trend, favor companies like us that operate nationally and have significant infrastructure in place to accommodate the needs of customers across geographic regions. We believe we are the only national distributor of millwork products. Our wide geographic presence, size, purchasing power, material handling efficiencies and investment in millwork services position us well to serve the needs of the consolidating pro dealer community.

Strategic Initiatives

Our strategy is to increase stockholder value through the growth and diversification of our business.  To accomplish this, we have developed strategic initiatives that require investments in our infrastructure, our people and technology platform.  Our goals are to accelerate our growth and diversify our business, which we believe will improve operating leverage over the intermediate term.

To accelerate our growth and diversification, we have made strategic capital and operating investments to execute our product line expansion and market segment penetration organic growth initiatives.  The national expansion of our Huttig-Grip product line, which is sourced both domestically and internationally, expands the breadth and geographic coverage of our private label specialty building product lines. Through our investments in automated, high-capacity, pre-finish door lines and segment-focused sales resources, further penetration of the home improvement, repair and remodel market diversifies our business to be less dependent on new home construction, reinforces our position as the largest, value-add door fabricator to the professional residential construction market in the country, and accelerates our growth in higher value, and higher gross margin products.

In addition to the above initiatives, we continue to invest in our organization to attract the best talent to achieve our goal of creating a top-performing, disciplined organization with talented, engaged, and empowered people. We also continue to invest in our technology platform to achieve improved operating efficiencies in the functional areas of the business while delivering advanced customer interface technology to make Huttig the clear supplier of choice for the products we sell.

Products

We strive to offer products that allow us to provide value to our customers. We accomplish this by performing incremental services on the products before delivering them to customers, buying products in bulk and disaggregating them for individual customers, or carrying a broader depth and breadth of products that customers cannot reasonably stock themselves at each location. Our products can be classified into three main categories:

•

Millwork, including exterior and interior doors, pre-hung and factory-finished door units, windows, patio doors, mouldings, frames, stair parts and columns. Key brands in this product category include Therma-Tru, Masonite, Woodgrain, HB&G, Simpson Door, Final Frame, BrasPine, Arauco, Windsor Windows and Rogue Valley Door;

•

General building products, such as fasteners and connectors, roofing, siding, insulation, flashing, housewrap, decking, railing and other miscellaneous building products. Key brands in this product category include Huttig-Grip, Louisiana Pacific, Simpson Strong-Tie, TimberTech, AZEK, RDI, GAF Roofing, Maibec, Knauf, GCP Technologies, Fiberon, Alpha Protech, MFM, Lomanco and Fortifiber; and

•

Wood products, including engineered wood used in floor systems, wood panels and lumber. The engineered wood product line offers us the ability to provide our customers with value-added services, such as floor system take-offs, cut-to-length packages and just-in-time, cross-dock delivery capabilities. As such, engineered wood is our primary focus within this category. Key brands in this product category include Louisiana Pacific and Rosboro.

The following table shows the percentage of our net sales represented by our three main product categories for each of the prior three years. Changes in commodity pricing, products and unit volumes could affect our product mix on a year-to-year basis.

	2018	2017	2016
Millwork	48%	51%	51%
Building Products	43%	40%	39%
Wood Products	9%	9%	10%

Customers

During 2018, we served approximately 3,600 customers, with one customer, Lumbermen’s Merchandising Corporation (“LMC”) accounting for 14% of our sales in each of 2018, 2017 and 2016. LMC is a buying group representing multiple building material dealers. Our top 10 customers accounted for approximately 43% of our total sales in 2018.

Building materials pro dealers represent our single largest customer group. Within the pro dealer category, a large percentage of our sales are to national accounts, including buying groups. These are large pro dealers, or groups of pro dealers, that generally operate in more than one state or region. We also sell to short line specialty dealers that focus on specific segments of the building industry, national retail home centers, and manufactured housing. We believe that our size, which lets us purchase in bulk, achieve operating efficiencies, operate on a national scale, and offer competitive pricing, makes us well suited to service the various segments of the dealer community. Our sales to national accounts, including buying groups, were 49% in both 2018 and 2017 and 45% in 2016.

Organization

Huttig operates on a nationwide basis. Customer sales are conducted through 27 distribution centers serving 41 states. Administrative and executive management functions are centralized at our headquarters located in

St. Louis, Missouri. We believe that this structure allows us to be in closer proximity to our customers, and serve them better, while being able to take advantage of certain efficiencies of scale that come from our size.

Headquarter functions include those activities that can be shared across our full distribution platform. These include financial management, information technology, human resources, legal, international procurement, internal audit and treasury, along with corporate operations, marketing and product management groups.

Operating responsibility resides with each distribution center’s general manager. The general manager is responsible for daily operations, including sales, purchasing, personnel and logistics. Each distribution center generally maintains its own sales, warehouse and logistic personnel supported by a small administrative team.

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

Distribution Strategy and Operations

While we believe having a nationwide reach is critical, the local distribution center is still the principal focus of our operations, and we tailor our business to meet local demand and customer needs. We customize product selection, inventory levels, service offerings and prices to meet local market requirements. With the exception of one distribution center, we support this strategy through our single platform information technology system. This system provides real-time access to pricing, inventory availability and margin analysis.  This system provides product information both for that location and our entire network of distribution centers. More broadly, our sales force, in conjunction with our product management teams, works with our suppliers and customers to determine the appropriate mix, quantity and pricing of products suited to each local market.

We purchased products from over 700 different suppliers in 2018. We generally negotiate with our major suppliers on a national basis to leverage our total volume purchasing power, which we believe provides us with an advantage over our locally-based competitors. The majority of our purchases are made from suppliers that offer payment discounts and volume-related incentive programs. Although we generally do not have exclusive distribution rights for our key products and we do not have long-term contracts with many of our suppliers, we believe our national footprint, buying power and distribution network make us an attractive distributor for many manufacturers. Moreover, our long operating history has allowed us to forge long-standing relationships with many of our key suppliers who rely on us as a critical part of their supply chain.

We regularly evaluate opportunities to introduce new products. This is primarily driven by opportunities created by customer demand or market requirements. We have found that customers generally welcome a greater breadth of product offering as it can improve their purchasing and operating efficiencies by providing for “one stop” shopping. Similarly, selectively broadening our product offering enables us to drive additional products through our distribution system, thereby increasing the efficiency of our operations by better leveraging our existing infrastructure.  The benefit created by this operating leverage may be offset by the cost to establish the new product line, expand our facilities and purchase the inventory.  During 2018, we continued to focus on the growth of our Huttig-Grip private label construction fastener and specialty building product lines. We expanded the scope of our international sourcing activities for our private label products which offers the opportunity to increase margins, but the longer lead-times on internationally sourced products also generally require an increased investment in inventory. We also continued to invest in its automated, high-capacity pre-finish door lines and focused sales resources to continue to penetrate the home improvement, repair and remodel market.

We focus on selling respected, brand name products. We believe that brand awareness is an important factor in building products purchasing decisions. We generally benefit from the quality, marketing initiatives and product support provided by manufacturers of branded products. We also benefit from the positive attributes that customers typically equate with branded products. Additionally, we market and offer certain products under our private label brands, including Huttig-Grip. We believe that these products are attractive to our customers based on their quality and competitive pricing.

Competition

We compete with many local and regional building product distributors and, in certain markets and product categories, with national building product distributors. We distribute products for some manufacturers that also engage in direct sales.

The principal factors on which we compete are pricing and product availability, service and delivery capabilities, ability to assist with problem solving, customer relationships, geographic coverage and breadth of product offerings.

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

Our results of operations are affected by new housing activity in the United States. In 2018, total housing starts increased approximately 4%, to 1.2 million, but were still below the Historical Average of approximately 1.4 million. Based on the current level of housing activity and industry forecasts, we expect new housing activity, will continue to increase, albeit at a more tepid pace in 2019, but we cannot be certain.

We anticipate that fluctuations from period to period will continue in the future. Our results in the first and fourth quarters are generally adversely affected by winter weather patterns in the Northeast, Midwest and Northwest regions of the United States, typically due to seasonal decreases in levels of construction activity in these areas. Because much of our overhead and expenses remain relatively fixed throughout the year, our operating profits also tend to be lower during the first and fourth quarters. In addition, weather patterns, such as hurricane season in the Southeast region of the United States during the third and fourth quarters, can have an adverse impact on our results in a particular period.

We depend on cash flow from operations and funds available under our revolving credit facility to finance seasonal working capital needs, capital expenditures, the investment in our product lines, including Huttig-Grip, and any acquisitions that we may undertake. Typically, our working capital requirements are greatest in the second and third quarters, due to the seasonal nature of our business. The second and third quarters also tend to be our strongest operating quarters, largely due to more favorable weather throughout many of our markets compared to the first and fourth quarters. We typically generate cash from working capital reductions in the fourth quarter of the year and build working capital during the first quarter in preparation for our second and third quarters. We also maintain significant inventories to meet the rapid delivery requirements of our customers and to enable us to obtain favorable pricing, delivery and service terms with our suppliers. In 2018, our working capital was impacted significantly as we continued to invest in inventory related to the growth of our Huttig-Grip product line. We source our private label product internationally and domestically. Sourcing Huttig-Grip products internationally requires longer lead-times and higher inventory levels to ensure available supply, but it also provides the opportunity for higher margins.  At each of December 31, 2018 and 2017, inventories and accounts receivables constituted approximately 73% of our total assets. We also closely monitor operating expenses and inventory levels during seasonally affected periods and, to the extent possible, manage variable operating costs to minimize seasonal effects on our profitability.

Credit

Huttig maintains an overall credit policy for sales to customers and delegates responsibility for most credit decisions to regional credit personnel. Our credit policies, together with careful monitoring of customer balances, have resulted in bad debt expense of less than 0.2% of revenue in each of 2018, 2017 and 2016. Approximately 99% of our sales in 2018 were to customers to whom we had provided credit for those sales.

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

Trade Names

Historically, Huttig has operated under various trade names in the markets we serve, retaining the names of acquired businesses for a period of time to preserve local identification, including in our acquisition of the business, BenBilt Building Systems LP (“BenBilt”) in April 2016. To capitalize on our national presence, all of our distribution centers operate under the primary trade name “Huttig Building Products” with the exception of BenBilt. Huttig has no material patents, trademarks, licenses, franchises or concessions other than BenBilt®, Endocote Finishing System®, the Huttig Building Products® name and logo, Huttiguard®, Huttig-Guard®, Huttig-Guard Pro®, Huttig-Guard Premium®, Huttig-Guard Platinum®, No-Split Huttig-Grip®, and Huttig-Spin®  which are registered trademarks.

Employees

As of December 31, 2018, we employed approximately 1,360 people, of which approximately 12% were represented by one of eight unions. We have not experienced any significant strikes or other work interruptions in recent years and have maintained generally favorable relations with our employees.

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

ITEM 1A—RISK FACTORS

In addition to the other information contained in this Annual Report, the following risk factors should be considered carefully in evaluating our business. Our business, financial condition or results of operations could be materially adversely affected by any of these risks. Please note that additional risks not presently known to us or that we currently deem immaterial may also impair our business and operations.

Although the homebuilding industry has improved over recent years, any downturn from current construction levels could materially affect our business, liquidity and operating results.

Our sales and results of operations depend heavily on the strength of national and local new residential construction and home improvement, repair and remodeling markets. The strength of these markets depends on new housing starts and residential remodeling projects, which are a function of many factors beyond our control. Some of these factors include general economic and political conditions, employment levels, job and household formation, interest rates, housing prices, housing inventory, tax policy, availability of mortgage financing, trade restrictions, sanctions and disputes, prices of commodity wood and steel products, government shutdowns, immigration patterns, regional demographics and consumer confidence.

New housing activity in the United States has shown modest improvement since 2009. However, 2018 activity of 1.2 million was still below the Historical Average of approximately 1.4 million starts. Based on the current level of housing activity and industry forecasts, we expect new housing activity, will continue to increase, albeit at a more tepid pace in 2019, but we cannot be certain.  There can be no assurance that the U.S. housing market will grow and develop in a manner consistent with our expectations. A prolonged downturn in current construction levels or any significant downturn in the major markets we serve or in the economy in general could have a material adverse effect on our operating results, liquidity and financial condition, including but not limited to our ability to comply with the financial covenant under our credit facility and the valuation of our goodwill. Reduced levels of construction activity may result in continued intense price competition among building materials suppliers, which may adversely affect our gross margins. We cannot provide assurance that our responses to a downturn or the government’s attempts to improve the economy will be successful.

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

In connection with our growth initiatives, including the strategic initiatives described in Part I, Item 1 under the heading “Strategic Initiatives,” we have developed a long-term growth strategy with the objective of delivering sustainable, profitable growth and long-term value for our stockholders.

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

Our growth initiatives require a significant investment in inventories, including new or expanded product lines which, if excessive, could negatively impact our results of operations and liquidity.

Many of the products included in our growth initiatives are sourced internationally and represent new or expanded product lines for the majority of our distribution centers.  These initiatives are also designed to drive sales to new customers not historically serviced by us. If sales expectations are not met, or if the products we purchase do not readily sell, we may have excess or obsolete inventories, which could have a material adverse effect on our results of operations, financial position, and liquidity.

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

We are subject to federal, state and local environmental protection laws and regulations and may have to incur significant costs to comply with these laws and regulations in the future. Some of our current and former distribution centers are located in areas where environmental contamination may have occurred, and for which we, among others, could be held responsible. As a result, we may incur material environmental liabilities in the future with respect to our current or former distribution center locations. In addition, we may also be held responsible for environmental liabilities associated with products that we distribute or have distributed in the past. For example, we are required to remediate a property formerly owned by us in Montana pursuant to a unilateral administrative order issued by the Montana Department of Environmental Quality (“DEQ”). Although we believe we have accurately estimated the cost of implementing the remediation work at the site based on the information we have currently, we cannot provide assurance of the total cost of implementing the final remediation work at the site due to the currently unknown variables relating to the actual levels of contaminants and additional sampling and testing to ensure the remediation will achieve the projected outcome required by the DEQ.  Our total cost of implementing the final remediation work at the site may exceed the amounts we have accrued for the matter and thereby could negatively impact our business, financial condition and results of operations.

A number of our employees are unionized, and any work stoppages by our unionized employees may have a material adverse effect on our results of operations.

Approximately 12% of our employees were members of labor unions as of December 31, 2018 and are represented by eight collective bargaining agreements.  We may become subject to significant wage increases or additional work rules imposed by future agreements with labor unions representing our employees. Any such cost increases or new work rule implementation could materially increase our operating expenses. In addition, although we have not experienced any strikes or other significant work interruptions in recent years and have maintained generally favorable relations with our employees, no assurance can be given that there will not be any work stoppages or other labor disturbances in the future, which could have a material adverse effect on our business, financial condition, and results of operations.

If we are unable to meet the financial covenant under our credit facility, the lenders could elect to accelerate repayment of the outstanding balance and, in that event, we would be forced to seek alternative sources of financing.

We fund our working capital by borrowing funds under a $250.0 million asset-based senior secured revolving credit facility, which contains a minimum fixed charge coverage ratio (“FCCR”) that is tested if our excess borrowing availability, as defined in the facility, reaches an amount in the range of less than $17.5 million to $31.3 million depending on our borrowing base at the time of testing. For 2018, the minimum FCCR was not required to be tested as excess borrowing availability was greater than the minimum threshold but, if we had been unable to maintain excess borrowing availability of more than the applicable amount in the range of $17.5 million to $31.3 million as required, we would not have met the minimum required FCCR at December 31, 2018. If in the future, we fail to meet the required FCCR and are unable to maintain excess borrowing availability of more than the applicable required amount, our lenders would have the right to terminate the loan commitments and accelerate the repayment of the entire amount outstanding under the credit facility. Our lenders also could foreclose on our assets that secure our credit facility. In that event, we would be forced to seek alternative sources of financing, which may not be available on terms acceptable to us or at all.

Compliance with the restrictions and financial covenant under our credit agreement and changes in LIBOR may limit our borrowing availability and may limit management’s discretion with respect to certain business matters.

Borrowings under our credit agreement are collateralized by substantially all of our assets, including accounts receivable, inventory, real estate and equipment. We are also subject to certain operating limitations commonly applicable to a loan of this type, which, among other things, place limitations on indebtedness, liens, investments, mergers and acquisitions, dispositions of assets, cash dividends, stock repurchases and transactions with affiliates. A minimum FCCR must be tested on a pro forma basis prior to consummation of certain significant business transactions outside our ordinary course of business. These restrictions may limit management’s ability to operate our business in accordance with management’s discretion, which could limit our ability to pursue certain strategic objectives.

Borrowings under our credit agreement and other variable rate indebtedness may use the London Interbank Offering Rate (“LIBOR”) as a benchmark for establishing the applicable interest rate. LIBOR is the subject of recent regulatory guidance and proposals for reform, which may cause LIBOR to cease to be used entirely or to perform differently than in the past. The consequences of these developments with respect to LIBOR cannot be entirely predicted but could result in an increase in the cost of our variable rate indebtedness causing a negative impact on our financial position, liquidity and results of operations.  See Part II, Item 7A—“Quantitative and Qualitative Disclosures about Market Risk” for additional information.

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

In 2018, our top ten customers represented 43% of our sales, with one customer accounting for 14% of our sales. This customer is a buying group for multiple building material dealers. Although we believe that our relationships with our customers are strong, the loss of one or more of these customers could have a material adverse effect on our business, financial condition, and results of operations.

A significant portion of our sales are on credit to our customers. Material changes in their creditworthiness or our inability to forecast deterioration in their credit position could have a material adverse effect on our operating results, cash flow and liquidity.

The majority of our sales are on account where we provide credit to our customers. In 2018, bad debt expense to total net sales was less than 0.2%. Our customers are generally susceptible to the same economic business risks as we are. Furthermore, we may not necessarily be aware of any deterioration in their financial position. If our customers’ financial positions become impaired, it could have a significant adverse impact on our bad debt exposure and could have a material adverse effect on our operating results, cash flow and liquidity.

Fluctuation in prices of commodity wood and steel products that we buy and resell may have a significant impact on our results of operations.

Changes in wood and steel commodity prices between the time we buy these products and the time we resell them have occurred in the past, and we expect fluctuations to occur again in the future. Such changes can adversely affect the gross margins we realize on the resale of the products. We may be unable to manage these fluctuations effectively or minimize any negative impact of these changes on our business, financial condition and results of operations.  These prices may change as a result of, among other things, the risks described below with respect to our international sources of our products.

Risks associated with our private brands could adversely affect our business.

We offer our customers quality products at competitive prices, some of which are marketed under our private brands. We expect to continue to grow our private brand offerings under the Huttig-Grip name. We cannot provide assurance that our investments will be profitable. Our private brand offerings subject us to certain additional risks. These include, among others, risks related to: our, or our suppliers’, failure to ensure the quality of such products; our failure to comply with government and industry safety standards; mandatory or voluntary product recalls related to our private brand offerings; product liability claims; our ability to successfully protect our proprietary rights in our exclusive offerings; and risks associated with international sourcing and manufacturing. In addition, damage to the reputation of our private brand trade names may generate negative customer sentiment. Our failure to adequately address some or all of these risks could have a material adverse effect on our business, results of operations and financial condition.

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

We use international vendors for the supply of certain of our products.  Global sourcing and foreign trade involve numerous factors, uncertainties, and risks, some of which are beyond our control, including increased shipping costs, increased import duties, more restrictive quotas, loss of most favored nation trading status, currency fluctuation, work stoppages, transportation delays, port of entry issues, economic uncertainties such as inflation, foreign government regulations, political unrest, natural disasters, war, terrorism, trade restrictions, sanctions and disputes, political instability, the financial stability of vendors, merchandise quality issues, and tariffs and other import taxes.  Additionally, products acquired from international sources are generally paid for before leaving the international port, and require longer lead times due to production scheduling and transit requirements, which can negatively impact our liquidity.  Operating in the international marketplace requires us to comply with U.S. and foreign laws and regulations applicable to our foreign operations, such as the Foreign Corrupt Practices Act and its counterparts in other foreign jurisdictions in which we operate. Negative press or reports about internationally manufactured products, which have become increasingly prominent, may sway public opinion, and thus customer confidence, away from the products sold by us. These and other issues affecting our international operations and vendors could have a material adverse effect on our business, financial condition and results of operations.

For example, new tariffs have resulted in increased prices and could adversely affect our consolidated results of operations and financial position.  On March 1, 2018, the U.S. government indefinitely imposed a 25% and 10% Section 232 tariff on imported steel products and imported aluminum products, respectively.  The U.S. government subsequently announced exemptions from the tariffs for a limited number of countries in exchange for export or import quotas.  Effective July 2018, further U.S. trade actions imposed an additional duty on certain Chinese imports.

In addition, our international sourcing of certain of our products may subject us to anti-dumping or countervailing duties imposed by the U.S. government in response to other countries dumping steel or aluminum products in the United States below fair market value.  Anti-dumping or countervailing duties may increase the cost of our internationally sourced products imported into the United States, and in the case of retrospective application, we may become subject to additional costs for previously sourced products and unable to recoup the increased cost from international companies, all of which could have an adverse impact on our financial condition or results of operations.

The new tariffs, along with any additional tariffs, trade restrictions or duties that are unpredictable but may be implemented by the United States or other countries, could result in increased prices and have an adverse effect on our results of operations.

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

We retain a portion of the accident and claims risk under vehicle liability, product liability, workers’ compensation, medical and other insurance programs. We have multiple claims of various sizes and forecast the number of claims in determining the portion of accident risk we are willing to self-insure. We base loss accruals on our best estimate of the cost of resolution of these matters and adjust them periodically as circumstances change. Due to limitations inherent in the estimation process, our estimates may change. Changes in the actual number of large claims or changes in the estimates of these accruals may have a material adverse impact on our results of operations in any such period.

In addition, our insurance underwriters require collateral, generally in the form of letters of credit, which reduce our borrowing availability under our senior secured credit facility. As of December 31, 2018, we had $3.3 million in letters of credit outstanding. Changes in the actual number of large claims could increase our collateral requirements and reduce our borrowing availability under our credit facility.

Federal and state transportation regulations, as well as increases in the cost of fuel, could impose substantial costs on us, which could adversely affect our results of operations.

We use our own fleet of approximately 164 tractors, 16 trucks and 314 trailers to service customers throughout the United States. The U.S. Department of Transportation (“DOT”) regulates our operations, and we are subject to safety requirements prescribed by the DOT. Vehicle dimensions and driver hours of service are subject to both federal and state regulation. More restrictive limitations on vehicle weight and size, trailer length and configuration, or driver hours of service could increase our costs.

In addition, we rely on diesel fuel to operate our fleet and, therefore, we are impacted by changes in diesel fuel prices. Fuel costs are largely unpredictable and can have a significant impact on the Company’s results of operations.

Uncertainties in the interpretation and application of the 2017 Tax Cuts and Jobs Act could materially affect our tax obligations and effective tax rate.

The 2017 Tax Cuts and Jobs Act (“Tax Act”) was enacted on December 22, 2017, and significantly affected U.S. tax law by changing how the U.S. imposes income tax on multinational corporations.  We recorded the impacts of this significant change within our tax provision based on the best information available to us as of the filing of our financials ending December 31, 2017. There were no material impacts on tax expense with respect to the finalization of tax positions taken due to the Tax Act.

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

We participate in various multi-employer pension plans.  Some of these multi-employer plans may be underfunded at any point in time.  While the underfunded status may be cured in the normal course of plan management the creation of a significant obligation could have a material adverse effect on our operations or could materially add to the cost of closing or consolidating operating locations.

Product liability claims and other legal proceedings relating to the products we distribute may adversely affect our business and results of operations.

As is the case with other companies in our industry, we face the risk of product liability and other claims of the type that are typical to our industry if use of products that we have distributed causes other damages. Product liability claims in the future, regardless of their ultimate outcome and whether or not covered under our insurance policies or indemnified by our suppliers, which could be more difficult to enforce against our international suppliers, could result in costly litigation and have a material adverse effect on our business, financial condition, and results of operations.

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

We may be exposed to successor liability and other liabilities relating to the historical operations of our predecessors or actions by an acquired business before the acquisition, including, but not limited to, anti-corruption, import-export, product-related and other health-based claims, environmental and other matters, which could also result in significant liabilities and/or civil or criminal penalties. We also may assume liabilities in connection with the acquisition of businesses, including liabilities that we fail, or are unable, to identify in the course of performing due diligence investigations of the acquired businesses, or that may be more material than we previously determined. In these circumstances, we may be subject to indemnification obligations or our rights to indemnification from our predecessors or the sellers of the acquired businesses to us may not be sufficient in amount, scope or duration, or be sufficiently collectible to fully offset the possible liabilities. Further, these liabilities could result in unexpected legal or regulatory exposure, unexpected increase in taxes or other adverse effects on our business. Any such liabilities, individually or in the aggregate, could have a material adverse effect on our business, financial condition or results of operations.

Goodwill is a significant portion of our total assets and is tested for impairment at least annually, which could result in a material non-cash write-down.

Goodwill is subject to impairment tests at least annually, and between annual tests in certain circumstances. We have incurred non-cash impairment charges in prior years. At December 31, 2018, we reported goodwill of $9.5 million. We may be required to incur additional non-cash impairment charges in the future that could have a material adverse effect on our operating results.

Our financial results reflect the seasonal nature of our operations.

Our first and fourth quarter revenues are typically adversely affected by winter construction cycles and weather patterns in colder climates as the level of activity in new construction and home improvement markets decreases. Because much of our overhead and expense remains relatively fixed throughout the year, our operating profits also tend to be lower during the first and fourth quarters. In addition, other weather patterns, such as hurricane season in the Southeast region of the United States typically occurring during the third and fourth quarters, can have an adverse impact on our business, financial condition and results of operations.

We may be subject to information technology system failures, network disruptions, cybersecurity attacks and breaches in data security, which may materially adversely affect our financial condition, results of operations and business.

We depend on information technology, including our own information technology system and third party telecommunications facilities, as an essential element to sustain our operations. Our system enables us to interface with our local distribution centers and customers, as well as to maintain and timely update financial and business records.  Additionally, we are implementing an upgraded enterprise resource planning (“ERP”) system to support the Company’s strategic initiatives and to integrate significant processes. Implementing an ERP system on a widespread basis involves significant changes in business processes and extensive organizational training. In connection with the implementation, the Company may experience temporary business and information technology disruptions that could adversely affect the Company's business, financial condition and results of operations.

A failure of the information technology systems used by us or those of third parties with whom we interact could disrupt our operations by causing transaction errors, processing inefficiencies, delays or cancellation of customer orders, the loss of customers or impediments to the shipment of products, all of which could adversely affect our business, results of operations and financial condition. In particular, a cybersecurity breach, as a result of attack, human error or otherwise, could result in the loss or unauthorized disclosure of our intellectual property, proprietary information and personal information of our customers and employees. We cannot provide absolute assurance that our controls and procedures are sufficient to ensure that relevant information pertaining to cybersecurity risks and incidents is identified, collected, processed and timely reported to the appropriate parties to allow management to properly assess and analyze potential impacts and disclosure obligations. Further, despite our best efforts, employees may not be fully aware or understand our cybersecurity internal controls and may fail to recognize potentially relevant events.

An information technology failure, including as a result of human error or the failure of internal controls with respect to cybersecurity, could expose us to financial losses from necessary remedial actions, loss of business or potential liability, as well as reputational damage, any of which could have a material adverse effect on our financial condition, results of operations and business.

Our deferred tax assets could be substantially limited if we experience an ownership change as defined in the Internal Revenue Code.

We have significant deferred tax assets related to federal and state net operating loss carryforwards (collectively, the “Deferred Tax Assets”). Under federal tax laws, we can carry forward and use our Deferred Tax Assets to reduce our future taxable income and tax liabilities until such Deferred Tax Assets expire in accordance with the Internal Revenue Code of 1986, as amended (the “Code”). Section 382 and Section 383 of the Code provide an annual limitation on our ability to utilize our Deferred Tax Assets, as well as certain built-in losses, against future taxable income in the event of a change in ownership (as defined under the Code). While we have adopted a rights plan to protect stockholder value by attempting to diminish the risk to our ability to use our Deferred Tax Assets (see “Stockholder Rights Plan” under Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information), we could experience a change in ownership in the future as a result of changes in our stock ownership that are beyond our control, and any such subsequent changes in ownership for purposes of the Code could further limit our ability to use our Deferred Tax Assets. Accordingly, any such occurrences could adversely impact our ability to offset future tax liabilities and, therefore, adversely affect our financial condition, results of operations and cash flow.

The market price and liquidity of our securities are subject to volatility.

The market price and liquidity of our common stock could be subject to wide fluctuations in response to numerous factors, many of which are beyond our control. These factors include, among other things, our limited trading volume, actual or anticipated variations in our operating results and cash flow, the nature and content of our earnings releases, announcements or events that impact our business and the general state of the securities market, as well as general economic, political and market conditions and other factors that may affect our future results. In 2018, the price of our common stock varied significantly. Stockholders may have incurred substantial losses with regard to any investment in our common stock, adversely affecting stockholder confidence.

ITEM 1B—UNRESOLVED STAFF COMMENTS

None.

ITEM 2—PROPERTIES

Our corporate headquarters are located at 555 Maryville University Drive, Suite 400, St. Louis, Missouri 63141, in a leased facility. We own 14 of our 27 distribution centers and lease the remaining properties.  The owned distribution centers secure our credit facility. Warehouse space at distribution centers aggregated to approximately 3.5 million square feet as of December 31, 2018. Distribution centers range in size from approximately 21,100 square feet to 450,000 square feet. The types of facilities at these centers vary by location, from traditional wholesale distribution warehouses to facilities with broad product offerings and capabilities for a range of value added services such as pre-hung door operations. We believe that our locations are well maintained and adequate for their use.

ITEM 3—LEGAL PROCEEDINGS

See Note 9—“Commitments and Contingencies” in the notes to our consolidated financial statements under Part II, Item 8—“Financial Statements and Supplementary Data” for a description of certain of our pending legal and environmental proceedings.  We are also party to various other litigation matters, in most cases involving ordinary and routine claims incidental to our business. We cannot reasonably estimate the ultimate legal and financial liability with respect to all pending litigation matters. However, we believe, based on our examination of such matters, that the ultimate liability will not have a material adverse effect on our financial position, results of operation or cash flows.

ITEM 4—MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5—MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the NASDAQ exchange under the ticker symbol “HBP.” At February 15, 2019, there were approximately 1,500 holders of record of our common stock

In order to make cash available for use in operations, debt reduction, stock repurchases and potential acquisitions, we have not declared, nor do we anticipate at this time declaring or paying, any cash dividends on our common stock.  Provisions of our credit facility contain various restrictions, which, among other things, limit our ability to incur indebtedness, incur liens, make certain types of acquisitions, declare or pay dividends, repurchase shares or sell assets outside of the ordinary course of business. Accordingly, the payment of further dividends is at the discretion of the Board of Directors and is further limited by various restrictions contained in our credit facility.  See “Liquidity and Capital Resources” under Part II, Item 7— “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

See “Security Ownership of Certain Beneficial Owners” and Management and Related Stockholder Matters” under Part III, Item 12—for information on securities authorized for issuance under equity compensation plans.

There were no unregistered sales of equity securities by the Company during the years ended December 31, 2018 or 2017.

ITEM 6—SELECTED CONSOLIDATED FINANCIAL DATA

The following table summarizes certain selected financial data of continuing operations of the Company as of year-end for each of the five years in the period ended December 31, 2018. The information contained in the following table may not necessarily be indicative of our future performance. Such historical data should be read in conjunction with Part I, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto included elsewhere in this report.

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(In Millions, Except Per Share Data)
Income Statement Data: (1)
Net sales	$839.6	$753.2	$713.9	$659.6	$623.7
Cost of sales	673.1	597.4	562.7	526.3	501.1
Gross margin	166.5	155.8	151.2	133.3	122.6
Operating expenses	167.5	155.7	128.5	119.2	114.3
Gain on disposal of capital assets	(0.1)	—	—	(0.4)	—
Operating income (loss)	(0.9)	0.1	22.7	14.5	8.3
Interest expense, net	6.5	3.1	2.2	2.3	2.5
Income (loss) from continuing operations before income taxes	(7.4)	(3.0)	20.5	12.2	5.8
Provision for (benefit from) income taxes	(1.4)	3.2	7.2	(17.2)	—
Net income (loss) from continuing operations	(6.0)	(6.2)	13.3	29.4	5.8
Per share:
Net income (loss) from continuing operations (basic and diluted)	(0.24)	(0.25)	0.52	1.17	0.23

Balance Sheet Data (at end of year):
Total assets	$278.0	$245.9	$202.3	$177.4	$158.0
Total debt (2)	138.9	103.0	55.5	48.6	63.7
Total shareholders’ equity	62.0	66.5	70.5	52.9	25.7

(1)	Amounts exclude operations classified as discontinued.
(2)	Includes both current and long-term portions of debt and other obligations. See Note 6—“Debt” of the Notes to Consolidated Financial Statements in Part II, Item 8.

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

Industry Conditions

Our sales depend heavily on the strength of local and national new residential construction, home improvement and remodeling markets. New housing activity has shown moderate improvement each year since 2009, the trough period of the downturn.  In 2018, total housing starts increased approximately 4%, to 1.2 million, but were still below the historical average total housing starts from 1959 to 2018 of approximately 1.4 million starts based on statistics tracked by the U.S. Census Bureau.  Based on the current level of housing activity and industry forecasts, we expect new housing activity, will continue to increase, albeit at a more tepid pace in 2019, but we cannot be certain.

Various factors have historically caused our results of operations to fluctuate from period to period. These factors include levels of construction, home improvement and remodeling activity, weather, prices of commodity wood and steel products, interest rates, competitive pressures, availability of credit and other local, regional, national economic and political conditions. Many of these factors are cyclical or seasonal in nature.  We anticipate that further fluctuations in operating results between reporting periods will continue in the future. Our first and fourth quarters are generally adversely affected by winter weather patterns in the Northwest, Midwest and Northeast regions of the United States, which typically cause seasonal decreases in construction activity in these areas. Because much of our overhead and expenses remain relatively fixed throughout the year, our operating profits tend to be lower during the first and fourth quarters.

We believe we have the product offerings, distribution channel, personnel, systems infrastructure, financial, and competitive resources necessary for continued operations. Our future revenues, costs and profitability, however, are all likely to be influenced by a number of risks and uncertainties, including those set forth in Part I, Item 1A—“Risk Factors.”

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles, which require management to make estimates and assumptions. Management bases these estimates and assumptions on historical results and known trends as well as management forecasts. Actual results could differ from these estimates and assumptions.

Inventory—Inventories are valued at the lower of cost or market. We utilize the last-in, first-out (“LIFO”) cost method to value the majority of our inventories. We review inventories on hand and record a provision for slow-moving and obsolete inventory based on historical and expected sales.

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

Income Taxes— Deferred tax assets (“DTAs”) and liabilities are recognized for the future tax benefits or liabilities attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates would be recognized in income in the period that includes the enactment date. We regularly review our deferred tax assets for recoverability and establish a valuation allowance when we believe that such assets may not be recovered, taking into consideration historical operating results, expectations of future earnings, changes in operations, the expected timing of the reversal of existing temporary differences and available tax planning strategies. Currently, we have significant deferred tax assets related to federal and state net operating loss carry-forwards. We carry a valuation allowance for state net operating loss carryforwards which we believe to be more likely than not, unrealizable based on our projections of continued profitability for 2019 and beyond. Although we believe our estimates to be reasonable, differences in our future operating results from these projections could significantly change our estimates of and realization of these deferred tax assets in future periods.

As of December 31, 2018, we had approximately $11.1 million in DTAs. These DTAs include approximately $44 million related to federal net operating loss (“NOL”) carryforwards that can be used to offset taxable income in future periods and reduce our income taxes payable in those future periods. Many of these NOL carryforwards will expire if they are not used within certain periods. At this time, we consider it more likely than not that we will have sufficient taxable income in the future that will allow us to realize the net value of these DTAs. However, it is possible that some or all of these NOL carryforwards could ultimately expire unused, especially if our strategic sales initiatives are not successful. Therefore, unless we are able to generate sufficient taxable income from our operations, a valuation allowance to reduce our U.S. DTAs may be required, which would materially increase our expenses in the period the allowance is recognized and materially adversely affect our results of operations and statement of financial condition.

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

Results of Operations

Fiscal 2018 Compared to Fiscal 2017

Continuing Operations

Net sales from continuing operations were $839.6 million in 2018, an increase of $86.4 million, or approximately 11.5%, compared to $753.2 million in 2017. The increase was primarily due to sales growth in our Huttig-Grip product line and higher levels of construction activity.

Net sales in our major product categories changed as follows in 2018 from 2017: millwork sales increased 5.0% to $400.6 million, building product sales increased 22.2% to $365.4 million, primarily due to sales growth of the Huttig-Grip product line as well as increased construction activity, and wood products increased 1.1% to $73.6 million.  Fluctuations across product categories can occur based on general market conditions, new product incentives, promotions, changes in product lines, and commodity pricing, among other things.

Gross margin increased approximately 6.9% to $166.5 million in 2018 as compared to $155.8 million in 2017. The increase in gross margin was due to higher overall sales volumes. Gross margin as a percent of net sales declined to 19.8% in 2018 compared to 20.7% in 2017 due to a higher proportionate increase in direct sales volumes as well as the higher proportional increase in building product sales compared to the growth of other, higher margin product categories.

Operating expenses increased $11.8 million, or 7.6%, to $167.5 million, or 19.9% of net sales, in 2018, compared to $155.7 million, or 20.7% of net sales, in 2017.  The increase in operating expenses was partially attributable to an increase in personnel costs. Personnel costs increased approximately $4.8 million, primarily as a result of wage increases and increased variable compensation. Non-personnel expenses increased approximately $7.0 million, primarily as a result of higher fuel prices, increased contract hauling costs, higher facility costs, and expenses associated with prior litigation and settlement.  Operating expenses include charges of $3.5 million and $3.1 million in 2018 and 2017, respectively, related to settled litigation.  Excluding these expenses, operating expenses would have been approximately 19.5% and 20.3% of sales for the year ended December 31, 2018 and 2017, respectively.

Net interest expense was $6.5 million in 2018 compared to $3.1 million in 2017.  The increase was due to higher average outstanding debt and higher borrowing rates in 2018 versus 2017.

An income tax benefit from continuing operations of $1.4 million was recognized for the year ended December 31, 2018 compared to an income tax provision $3.2 million for the year ended December 31, 2017. The income tax expense in 2017 was driven by the impact of the 2017 Tax Cuts and Jobs Act (“Tax Act”) that was enacted on December 22, 2017. The Company recognized $4.5 million in tax expense related to the net change in our deferred tax assets and liabilities as a result of the Tax Act’s reduction of the U.S. Federal tax rate from 35% to 21%.  Although the lower U.S. corporate income tax rate was effective January 1, 2018 our deferred tax assets and liabilities were adjusted in 2017 when the new tax law was enacted. Excluding the impact of this adjustment, as well as other immaterial tax adjustments, the Company would have recognized a tax benefit of approximately $1.3 million in 2017.  See Note 10 — “Income Taxes” of the Notes to Consolidated Financial Statements in Part II, Item 8 for more information.

As a result of the foregoing factors, we reported a net loss from continuing operations of $6.0 million in 2018 as compared to $6.2 million in 2017.

Discontinued Operations

We recorded a $0.4 million and $0.9 million after-tax loss from discontinued operations in 2018 and 2017, respectively, due to an increase in the estimated cost of our environmental liability. See Note 7 − “Commitments and Contingencies” of the Notes to Consolidated Financial Statements in Part II, Item 8 for more information regarding the environmental liability. See Note 17—“Discontinued Operations” of the Notes to the Consolidated Financial Statements in Part II, Item 8 for more information regarding discontinued operations.

Fiscal 2017 Compared to Fiscal 2016

Continuing Operations

Net sales from continuing operations were $753.2 million in 2017, which were $39.3 million, or approximately 6%, higher than 2016. The increase was primarily due to higher levels of construction activity, the expansion of the Huttig-Grip product line and a full year’s results from the acquisition of BenBilt in April 2016.

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

Gross margin increased approximately 3% to $155.8 million, or 20.7% of net sales, in 2017 compared to $151.2 million, or 21.2% of net sales, in 2016.  The decrease in gross margin percentage was primarily due to higher production costs with our millwork products as well as a higher proportion of direct sales in our overall mix.

Operating expenses increased $27.2 million or approximately 21% to $155.7 million, or 20.7% of net sales, in 2017, compared to $128.5 million, or 18.0% of net sales, in 2016.  The increase in operating expenses was driven by an increase in personnel costs, which increased $14.2 million, principally due to hiring of additional sales and warehouse personnel related to our expansion of the Huttig-Grip product line and repair and remodel growth initiatives.  Non-personnel expenses were $12.5 million higher in 2017 compared to 2016 primarily due to costs associated with the expansion of the Huttig-Grip product line and our repair and remodel growth initiatives including higher marketing costs, rent, and other administrative costs and legal expenses associated with prior litigation.

Net interest expense was $3.1 million in 2017 compared to $2.2 million in 2016.  The increase was due to higher average outstanding debt and higher borrowing rates in 2017 versus 2016.

An income tax provision of $3.2 million was recognized for the year ended December 31, 2017 compared to $7.2 million for the year ended December 31, 2016. The income tax expense in 2017 was driven by the impact of the Tax Act. The Company recognized $4.5 million in tax expense related to the net change in our deferred tax assets and liabilities as a result of the Tax Act’s reduction of the U.S. Federal tax rate. Excluding the impact of this adjustment, as well as other immaterial tax adjustments, the Company would have recognized a tax benefit of approximately $1.3 million.  See Note 12 — “Income Taxes” of the Notes to Consolidated Financial Statements in Part II, Item 8 for more information.

As a result of the foregoing factors, we reported a loss from continuing operations of $6.2 million in 2017 as compared to income from continuing operations of $13.3 million in 2016.

Discontinued Operations

We recorded a $0.9 million after-tax loss from discontinued operations in 2017 due to an increase in the estimated cost of our environmental liability. See Note 9 − “Commitments and Contingencies” of the Notes to Consolidated Financial Statements in Item 8 for more information regarding the environmental liability. We recorded $3.0 million in after-tax income from discontinued operations in 2016 primarily as a result of payments received from settlement agreements with insurers, as well as with Crane Co., in connection with the declaratory action filed in the United States court for the Eastern District of Missouri. See Note 17—“Discontinued Operations” of the Notes to the Consolidated Financial Statements in Part II, Item 8 for more information.

Stockholder Rights Plan

On May 18, 2016, the Board of Directors (the “Board”) of the Company entered into a rights agreement (the “Rights Agreement”) with ComputerShare Trust Company, N.A. and declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of common stock, $0.01 par value per share, of the Company.  The dividend was paid at close of business on May 31, 2016 to the stockholders of record on that date.  The Board adopted the Rights Agreement to protect stockholder value by protecting the Company’s ability to capture the value of its net operating losses used to reduce potential future federal income tax obligations.  The Rights Agreement was approved by the Company’s stockholders at the 2017 annual meeting of stockholders. The Rights Agreement will expire on the earliest of (i) May 18, 2019, (ii) the time at which the Rights are redeemed or exchanged, as provided for in the Rights Agreement, (iii) the repeal of Section 382 of the Internal Revenue Code of 1986, as amended, if the Board determines that the Rights Agreement is no longer necessary for the preservation of the Company’s NOLs, and (iv) the beginning of a taxable year of the Company to which the Board determines that no NOLs may be carried forward. We adopted the Rights Agreement to protect stockholder value by attempting to diminish the risk that our ability to use our NOLs to reduce potential future federal income tax obligations may become substantially limited.

See Note 15 − “Rights Agreement” of the Notes to Consolidated Financial Statements in Part II, Item 8 for more information regarding the Rights Agreement.

Liquidity and Capital Resources

We depend on cash flow from operations and funds available under our revolving credit facility to finance seasonal working capital needs, capital expenditures, additional investment in our product lines, including Huttig-Grip, and any acquisitions that we may undertake. Typically, our working capital requirements are greatest in the second and third quarters, reflecting the seasonal nature of our business. The second and third quarters also tend to be our strongest operating quarters, largely due to more favorable weather throughout many of our markets compared to the first and fourth quarters. We typically generate cash from working capital reductions in the fourth quarter of the year and build working capital during the first quarter in preparation for our second and third quarters. We also maintain significant inventories to meet the rapid delivery requirements of our customers and to enable us to obtain favorable pricing, delivery and service terms with our suppliers. In 2018, our working capital was impacted significantly as we continued to invest in inventory related to our Huttig-Grip product line. Sourcing Huttig-Grip products internationally requires longer lead-times and higher inventory levels to ensure available supply, but it also provides an opportunity for higher margins. Internationally sourced products are generally financed upon shipment from the port of origin, thus resulting in lower levels of accounts payable.  At December 31, 2018 and 2017, inventories and accounts receivables constituted approximately 73% of our total assets. We closely monitor operating expenses and inventory levels during seasonally affected periods and, to the extent possible, manage variable operating costs to minimize seasonal effects on our profitability.

Operations—Cash used in operating activities was $27.0 million and $38.1 million in 2018 and 2017, respectively. Net loss was $6.4 million and $7.1 million in 2018 and 2017, respectively. Inventories increased $22.1 million in 2018 compared to $30.9 million in 2017, driven largely by the expansion of our Huttig-Grip product line. Cash used in discontinued operations related to the formerly owned property in Montana was $0.6 million and $4.6 million in 2018 and 2017, respectively.  Funded litigation and related settlement costs were $3.5 million and $3.1 million in 2018 and 2017, respectively.

Investing—Net cash used in investing activities was $6.6 million in 2018, as compared to $6.1 million in 2017.   In 2018 we invested $7.8 million in property and equipment at various locations and received $1.2 million from the sale of capital assets.  In 2017 we invested $6.1 million in property and equipment at various locations.

Financing—Cash provided by financing activities of $34.1 million in 2018 reflected net borrowings of $33.2 million under our credit facility, net borrowings of $1.3 million for other debt obligations and $0.4 million for the net settlement of withholding taxes on stock-based awards.  In 2017, we recorded net borrowings of $46.8 million under our credit facility, repayments of $1.7 million for other debt obligations and $0.9 million for the net settlement of withholding taxes on stock-based awards.

We believe cash generated from our operations and liquidity available under the credit facility will provide sufficient funds to meet our operating needs for at least the next twelve months. In 2018 the FCCR was not required to be tested as excess borrowing availability was greater than the minimum threshold. However, if our availability would have fallen below that threshold, we would not have met the minimum FCCR.  If we are unable to maintain excess borrowing availability of more than the applicable amount in the range of $17.5 million to $31.3 million and we do not meet the minimum FCCR, the lenders would have the right to terminate the loan commitments and accelerate repayment of the entire amount outstanding under the credit facility.  The lenders could also foreclose on our assets securing the credit facility.  If the credit facility is terminated, we would be forced to seek alternative sources of financing, which may not be available on terms acceptable to us, or at all.

Credit Facility—See Note 6 – “Debt” in the Notes to Consolidated Financial Statements in Part II, Item 8 for information on our credit facility.

Off-Balance Sheet Arrangements

In addition to funds available from operating cash flows and our bank credit facility as described above, we use operating leases, which are considered to be off-balance sheet arrangements. Operating leases are employed as an alternative to purchasing property, plant and equipment. Future rental commitments, extending through 2031, under all non-cancelable operating leases in effect at December 31, 2018 totaled $44.0 million.

Commitments and Contingencies

The table below summarizes our contractual obligations as of December 31, 2018 (in millions):

		Payments Due by Period
	Total	2019	2020	2021	2022	2023	Thereafter
Long-term debt, including current portion (1)	$138.9	$1.8	$1.5	$1.5	$133.4	$0.7	$—
Operating lease obligations (2)	43.4	11.1	8.7	6.9	4.8	3.9	8.0
Total	$182.3	$12.9	$10.2	$8.4	$138.2	$4.6	$8.0

(1)	Amounts represent the expected cash payments of our long-term debt and do not include any fair value adjustments.
(2)	Amounts are net of minimum sublease income of $0.6 million.

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have exposure to market risk as it relates to effects of changes in interest rates. We had debt outstanding at December 31, 2018 under our credit facility of $132.3 million.

All of our debt under our revolving credit facility accrues interest on a floating-rate basis. If market interest rates for LIBOR had been different by an average of 1% for the year ended December 31, 2018, our interest expense and income before taxes would have changed by $1.5 million. These amounts are determined by considering the impact of the hypothetical interest rates on our borrowing cost throughout the year. This analysis does not consider the effects of any change in the overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management may take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our financial structure.

We are subject to periodic fluctuations in the price of wood, steel commodities, petrochemical-based products and fuel. Profitability is influenced by these changes as prices change between the time we buy and sell the wood, steel or petrochemical-based products. Profitability is also influenced by changes in prices of fuel, changes in tariff costs and any anti-dumping or countervailing duties. In addition, to the extent changes in interest rates affect the housing and remodeling market, we would be affected by such changes.

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Huttig Building Products, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Huttig Building Products, Inc. and subsidiary (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

St. Louis, Missouri
March 5, 2019

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2018	2017	2016
	(In millions, except per share data)
Net sales	$839.6	$753.2	$713.9
Cost of sales	673.1	597.4	562.7
Gross margin	166.5	155.8	151.2
Operating expenses	167.5	155.7	128.5
Gain on disposal of capital assets	(0.1)	—	—
Operating income (loss)	(0.9)	0.1	22.7
Interest expense, net	6.5	3.1	2.2
Income (loss) from continuing operations before income taxes	(7.4)	(3.0)	20.5
Provision for (benefit from) income taxes	(1.4)	3.2	7.2
Net income (loss) from continuing operations	(6.0)	(6.2)	13.3
Net income (loss) from discontinued operations, net of taxes of ($0.1), ($0.6) and $1.8, respectively	(0.4)	(0.9)	3.0
Net income (loss)	$(6.4)	$(7.1)	$16.3

Net income (loss) from continuing operations per share - basic and diluted	$(0.24)	$(0.25)	$0.52
Net income (loss) from discontinued operations per share - basic and diluted	$(0.02)	$(0.04)	$0.12
Net income (loss) per share - basic and diluted	$(0.26)	$(0.29)	$0.64

Weighted average shares outstanding:
Basic and diluted shares outstanding	25.1	24.9	24.5

See notes to consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2018	2017
	(In millions)
ASSETS
Current Assets:
Cash and equivalents	$0.8	$0.3
Trade accounts receivable, net	69.0	66.8
Inventories, net	134.0	111.9
Other current assets	14.7	11.4
Total current assets	218.5	190.4

Property, Plant and Equipment:
Land	5.0	5.0
Building and improvements	32.3	31.1
Machinery and equipment	56.0	49.8
Gross property, plant and equipment	93.3	85.9
Less accumulated depreciation	60.0	56.4
Property, plant and equipment, net	33.3	29.5

Other Assets:
Goodwill	9.5	9.5
Deferred income taxes	11.1	9.7
Other	5.6	6.8
Total other assets	26.2	26.0

Total Assets	$278.0	$245.9

See notes to consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2018	2017
	(In millions, except per share amounts)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$1.8	$1.2
Trade accounts payable	51.5	51.0
Accrued compensation	5.0	6.3
Other accrued liabilities	18.0	16.6
Total current liabilities	76.3	75.1
Non-current Liabilities:
Long-term debt, less current maturities	137.1	101.8
Other non-current liabilities	2.6	2.5
Total non-current liabilities	139.7	104.3

Shareholders’ Equity:
Preferred shares; $.01 par (5,000,000 shares authorized)	—	—
Common shares; $.01 par (75,000,000 shares authorized: 25,993,441 shares issued and outstanding at December 31, 2018 and 25,843,166 at December 31, 2017)	0.3	0.3
Additional paid-in capital	46.0	44.1
Retained earnings	15.7	22.1
Total shareholders’ equity	62.0	66.5

Total Liabilities and Shareholders’ Equity	$278.0	$245.9

See notes to consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Shares	Additional	Retained Earnings	Total
	Outstanding,	Paid-In	(Accumulated	Shareholders’
	at Par Value	Capital	Deficit)	Equity
	(In millions)
Balance at January 1, 2016	$0.2	$41.6	$11.1	$52.9
Net income	—	—	16.3	16.3
Payment for taxes related to share settlement of equity awards	—	(0.4)	—	(0.4)
Stock compensation expense	0.1	1.6	—	1.7
Balance at December 31, 2016	0.3	42.8	27.4	70.5
Net loss	—	—	(7.1)	(7.1)
Payment for taxes related to share settlement of equity awards	—	(0.9)	—	(0.9)
Deferred tax adjustment for adoption of ASU-2016-09		—	1.8	1.8
Stock compensation expense	—	2.2	—	2.2
Balance at December 31, 2017	0.3	44.1	22.1	66.5
Net loss	—	—	(6.4)	(6.4)
Payment for taxes related to share settlement of equity awards	—	(0.4)	—	(0.4)
Stock compensation expense	—	2.3	—	2.3
Balance at December 31, 2018	$0.3	$46.0	$15.7	$62.0

See notes to consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2018	2017	2016
	(In millions)
Cash Flows From Operating Activities:
Net income (loss)	$(6.4)	$(7.1)	$16.3
Adjustments to reconcile net (loss) income to cash provided by (used in) operations:
Net (income) loss from discontinued operations, net of taxes	0.4	0.9	(3.0)
Depreciation and amortization	5.4	4.9	3.9
Non-cash interest expense	0.2	0.3	0.4
Stock compensation expense	2.3	2.2	1.7
Deferred taxes	(1.3)	2.4	8.8
Gain on disposal of capital assets	(0.1)	—	—
Changes in operating assets and liabilities:
Trade accounts receivable	(2.2)	(7.5)	(1.5)
Inventories	(22.1)	(30.9)	(14.6)
Trade accounts payable	0.5	3.8	2.7
Other	(3.1)	(2.5)	(0.7)
Cash provided (used in) by continuing operating activities	(26.4)	(33.5)	14.0
Cash provided (used in) by discontinued operating activities	(0.6)	(4.6)	3.0
Total cash provided by (used in) operating activities	(27.0)	(38.1)	17.0
Cash Flows From Investing Activities:
Capital expenditures	(7.8)	(6.1)	(4.1)
Acquisition	—	—	(17.3)
Proceeds from disposition of capital assets	1.2	—	—
Cash used in investing activities	(6.6)	(6.1)	(21.4)
Cash Flows From Financing Activities:
Payments of revolving credit debt agreement	(255.3)	(146.7)	(198.3)
Borrowings of revolving credit debt agreement	288.5	193.5	204.3
Net borrowing (repayment) of other obligations	1.3	(1.7)	(1.2)
Payment for taxes related to share settlement of equity awards	(0.4)	(0.9)	(0.4)
Cash provided by financing activities	34.1	44.2	4.4
Net increase in cash and equivalents	0.5	—	—
Cash and equivalents, beginning of year	0.3	0.3	0.3
Cash and equivalents, end of year	$0.8	$0.3	$0.3

Supplemental Disclosure of Cash Flow Information:
Interest paid	$6.3	$2.7	$1.9
Income taxes paid	0.2	0.5	0.4
Non-cash financing activities:
Assets acquired with debt obligations	1.3	2.2	2.0
Debt issuance costs financed	—	0.3	—

See notes to consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

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

Principles of Consolidation—The Company’s consolidated financial statements include the accounts of Huttig Building Products, Inc. and its wholly owned subsidiary. All inter-company accounts and transactions have been eliminated in consolidation.

Revenue Recognition—The Company recognizes revenue when customer performance obligations are satisfied.  A performance obligation, the unit of account for revenue recognition, is a promise to transfer a distinct good to the customer. The transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied.  All of the Company’s contracts have a single performance obligation as the promise to transfer the individual good is not separately identifiable from other promises and is, therefore, not distinct.  The Company’s performance obligations are satisfied at a point in time, and revenue is recognized when the customer accepts product delivery, taking possession of the product with rights and rewards of ownership.

Use of Estimates—The preparation of the Company’s consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management makes estimates including, but not limited to, the following financial statement items: allowance for doubtful accounts, slow-moving and obsolete inventory, lower of cost or market provisions for inventory, long-lived asset and goodwill impairments, contingencies, including environmental liabilities, accrued expenses and self-insurance accruals, income tax expense and deferred taxes. Actual results may differ from these estimates.

Cash and Equivalents—The Company considers all highly liquid, interest-earning investments with an original maturity of three months or less at the date of purchase to be cash equivalents. The carrying value of cash and equivalents approximates their fair value.

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

Inventory—Inventories are valued at the lower of cost or market. The Company’s entire inventory is comprised of finished goods. The Company reviews inventories on hand and records a provision for slow-moving and obsolete inventory. The provision for slow-moving and obsolete inventory is based on historical and expected sales. Approximately 87% of inventories were determined by using the last-in, first-out (“LIFO”) method of inventory valuation as of both December 31, 2018 and 2017. The balance of all other inventories is determined by the average cost method. The first-in, first-out cost would be higher than the LIFO valuation by $18.4 million at December 31, 2018 and $15.1 million at December 31, 2017.

Vendor Rebates—The Company enters into agreements with certain vendors which provide volume-driven purchase rebates. The Company accrues a receivable based on purchase quantities and reduces the cost of inventory by the same amount.

Property, Plant and Equipment—Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets and is charged to operating expenses. Buildings and improvements lives range from 3 to 25 years. Machinery and equipment lives range from 3 to 10 years. The Company recorded depreciation expense of $4.2 million, $3.7 million and $3.0 million in 2018, 2017 and 2016, respectively.

Goodwill—Goodwill for each reporting unit is reviewed for impairment annually, or more frequently if certain indicators arise. The Company assesses qualitative factors to determine whether a quantitative goodwill impairment test is required. The Company does not calculate the fair value of a reporting unit unless it determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. If the quantitative test is deemed necessary, the Company calculates the fair value using multiple assumptions of its future operations to determine future discounted cash flows including, but not limited to, such factors as sales levels, gross margin rates, capital requirements and discount rates. The carrying value of goodwill is considered impaired when a reporting unit’s fair value is less than its carrying value. In that event, goodwill impairment is recognized to the extent recorded goodwill exceeds the implied fair value of that goodwill. Changes in management assumptions or forecasts in the future may result in goodwill impairments in future periods. See Note 4, “Goodwill and Other Intangible Assets” for additional information.

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

Shipping and Handling—Costs associated with shipping and handling products to the Company’s customers are charged to operating expense. Shipping and handling costs were $38.4 million, $34.0 million and $30.2 million in each of 2018, 2017 and 2016, respectively.

Stock-Based Compensation—The Company has stock-based compensation plans covering the majority of its employee groups and a plan covering the Company’s Board of Directors. The Company accounts for share-based compensation utilizing the fair value recognition provisions. The Company recognizes compensation cost for equity awards on a straight-line basis over the requisite service period for the entire award. See Note 11, “Stock Based Compensation” for additional information.

Income Taxes—Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for financial reporting purposes and when such amounts are recognized for tax purposes using currently enacted tax rates. A valuation allowance would be established to reduce deferred income tax assets if it is more likely than not that a deferred tax asset will not be realized. See Note 12, “Income Taxes” for additional information.

Net Income (Loss) Per Share—Basic net income (loss) per share is computed by dividing income available to common stockholders by the weighted average shares outstanding.  Diluted net income per share reflects the effect of all other potentially dilutive common shares using the treasury stock method.  See Note 13, “Basic and Diluted Net Income (Loss) Per Share” for additional information.

Concentration of Credit Risk—The Company grants credit to customers, substantially all of whom are dependent upon the construction sector. The Company periodically evaluates its customers’ financial condition but does not generally require collateral. Customers with high credit risk may be required to pay up front. A significant portion of our sales are concentrated with a relatively small number of our customers. Our top ten customers represented 43% of our sales in 2018. The Company had a single customer representing 14% of total sales in each of 2018, 2017 and 2016. This customer is a buying group for multiple building material dealers.

Collective Bargaining Agreements—As of December 31, 2018, approximately 12% of our employees were represented by one of eight collective bargaining agreements.

Segments—Operating segments are components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. At December 31, 2018 and 2017, under the definition of a segment, each of our distribution centers is considered an operating segment of our business. Operating segments may be aggregated if the operating segments have similar economic characteristics and if the nature of the products, distribution methods, customers and regulatory environments are similar. The Company has aggregated its distribution centers into one reporting segment.

2.    NEW ACCOUNTING STANDARDS

Adoption of New Accounting Standards

On January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)” and all of the related amendments.  The Company adopted the standard using the full retrospective method, which did not require a cumulative effect adjustment to retained earnings. As a result of this adoption, there was no material impact on revenue recognition practices, income from continuing operations after taxes, net income or earnings per share.  See Note 3 for further discussion, including additional required qualitative and quantitative disclosures of our revenue recognition policies.

In January 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-04, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” ASU 2017-04 eliminates the two-step process that required identification of potential impairment and a separate measure of the actual impairment. The annual assessment of goodwill impairment will now be determined by using the difference between the carrying amount and the fair value of the reporting unit. Adoption is required beginning the first quarter of 2020 on a prospective basis, and early adoption is permitted.  The Company elected to adopt the new standard effective for the year ended 2018.

Accounting Standards Issued But Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. The new standard establishes a right-of-use model (“ROU”) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.

The new standard is effective for the Company on January 1, 2019.  The Company will adopt the standard on its effective date using the modified retrospective approach.

The standard provides several optional practical expedients in transition.  The Company expects to elect the ‘package of practical expedients’, which permits it to forgo reassessment of prior conclusions about lease identification, lease classification and initial direct costs for periods prior to the effective date.  Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019.  The Company does not expect to elect the use-of-hindsight or land easement practical expedients, the latter not being applicable to us.

The Company anticipates this standard will have a material effect on our financial statements.  The most significant effects will relate to the recognition of new ROU assets and liabilities on the balance sheet for real estate, vehicle and equipment leases, and new disclosures about leasing activities.  As of December 31, 2018, the Company expects to recognize between $32 million and $36 million of aggregate ROU assets and liabilities for operating leases on the effective date.

In June 2018, the FASB issued ASU 2018-07, “Improvements to Nonemployee Share-Based Payment Accounting.”  ASU 2018-07 more closely aligns the accounting for employee and nonemployee share-based payments.  This ASU is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2018. Early adoption is permitted.  The Company does not expect the standard to have a material impact on our consolidated financial statements.

In August 2018, the SEC adopted amendments to certain disclosure requirements in Securities Act Release No. 33-10532, “Disclosure Update and Simplification.” The amendments became effective on November 5, 2018. Among the amendments is the requirement to present the changes in shareholders’ equity in the interim financial statements (either in a separate statement or footnote) in quarterly reports on Form 10-Q. This reporting requirement will be effective for us beginning with the quarterly report for the period ended March 31, 2019.

3.    REVENUE

Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods.  The Company reports sales revenue, including direct sales, on a net basis, which includes gross revenue adjustments for estimated returns, cash payment discounts based on the satisfaction of outstanding receivables, and volume purchase rebates.  The Company’s customer payment terms are typical for our industry; these terms vary by customer and location, as well as by the products purchased.

Regarding direct sales, the Company is the principal of these arrangements and is responsible for fulfilling the promise to provide specific goods to its customers, including product specifications, pricing and modifications prior to delivery.  Direct sales as a percent of net sales were 19%, 17% and 15% in each of the years ended December 31, 2018, 2017 and 2016, respectively.

The following table disaggregates revenue by product classification:

	2018	2017	2016
Millwork	$400.6	$381.4	$364.1
Building Products	365.4	299.0	278.7
Wood Products	73.6	72.8	71.1
Net Sales	839.6	753.2	713.9

4.    GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets are reviewed for impairment annually, or more frequently if certain indicators arise. The annual review includes reassessment of the useful lives of previously recognized intangible assets.

During the fourth quarter in each of 2018, 2017 and 2016, the Company performed the annual test for impairment of its reporting units, concluding there was no impairment of goodwill.  The annual test of goodwill was conducted according to recently released guidance set out in ASU 2017-04, Intangibles-Goodwill and Other (See Note 2, “New Accounting Standards”).  The following table summarizes goodwill activity for the three years in the period ended December 31, 2018 (in millions):

		Accumulated	Goodwill,
	Goodwill	Impairments	Net
Balance at January 1, 2016	$18.1	$(11.8)	$6.3
Addition in 2016	3.2	—	3.2
Balance at December 31, 2016	21.3	(11.8)	9.5
No activity in 2017	—	—	—
Balance at December 31, 2017	21.3	(11.8)	9.5
No activity in 2018	—	—	—
Balance at December 31, 2018	$21.3	$(11.8)	$9.5

Information regarding the Company’s other amortizable intangible assets is as follows (in millions):

			Accumulated
	Cost		Amortization
	2018	2017	2018	2017
Customer relationships	$4.9	$4.9	$1.8	$1.5
Trademarks	1.6	1.6	0.9	0.5
Other	1.6	1.6	1.5	0.9
Total amortizable intangible assets (1)	$8.1	$8.1	$4.2	$2.9
(1)	Amortizable intangible assets are included in “Other Assets.”

Customer relationships are amortized over 15 to 16 years. Trademarks are amortized over five years and other intangibles are amortized over three years. The Company recorded amortization expense of $1.2 million, $1.2 million and $0.9 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Estimated intangible asset amortization expense, by year in the aggregate, consists of the following at December 31, 2018:

Amortization
2019	$0.8
2020	0.6
2021	0.3
2022	0.2
2023	0.2
Thereafter	1.8
Total	$3.9

5.    ALLOWANCE FOR DOUBTFUL ACCOUNTS

The allowance for doubtful accounts consisted of the following (in millions):

	December 31,
	2018	2017	2016
Balance at beginning of year	$0.9	$0.7	$0.8
Provision charged to expense	1.2	0.2	—
Write-offs, less recoveries	—	—	(0.1)
Balance at end of year	$2.1	$0.9	$0.7

The Company recorded bad debt expense of less than 0.2% of net sales in each of 2018, 2017 and 2016.

6.    DEBT

Debt consisted of the following (in millions):

	December 31,
	2018	2017
Revolving credit facility	$132.3	$99.2
Other obligations	6.6	3.8
Total debt	138.9	103.0
Less current portion	1.8	1.2
Long-term debt	$137.1	$101.8

Credit Facility— In July 2017, the Company amended and extended its asset-based senior secured revolving credit facility (“credit facility”) with Wells Fargo Capital Finance, Bank of America and JPMorgan Chase.  The amendment, among other things, increased the borrowing capacity from $160 million to $250 million, reduced the interest rate, reduced the minimum fixed charge coverage ratio (“FCCR”) and extended the maturity to July 14, 2022. The amended facility may be increased to $300 million, through an uncommitted $50 million accordion feature, subject to certain conditions. Borrowing availability under the credit facility is based on eligible accounts receivable, inventory and real estate. The real estate component of the borrowing base amortizes monthly over 12.5 years on a straight-line basis.  Borrowings under the credit facility are collateralized by substantially all of the Company’s assets, and the Company is subject to certain operating limitations applicable to a loan of this type, which, among other things, place limitations on indebtedness, liens, investments, mergers and acquisitions, dispositions of assets, cash dividends and transactions with affiliates.

At December 31, 2018, under the credit facility, the Company had revolving credit borrowings of $132.3 million outstanding at a weighted average interest rate of 4.27% per annum, letters of credit outstanding totaling $3.3 million, primarily for health and workers’ compensation insurance, and $31.5 million of additional committed borrowing capacity. The Company had $4.9 million of capital leases and $1.7 million of other obligations outstanding at December 31, 2018 at a weighted average borrowing rate of 5.01% and 6.11%, respectively

At December 31, 2017, under the credit facility, the Company had revolving credit borrowings of $99.2 million outstanding at a weighted average interest rate of 3.00% per annum, letters of credit outstanding totaling $3.6 million, primarily for health and workers’ compensation insurance, and $51.4 million of additional committed borrowing capacity.  The Company pays a commitment fee for unused capacity of 0.25% per annum. In addition, the Company had $3.8 million of capital leases and other obligations outstanding at December 31, 2017 at a weighted average rate of 4.13%.

The sole financial covenant in the credit facility is the minimum FCCR of 1.00:1.00, which and must be tested by the Company if the excess borrowing availability falls below an amount in the range of $17.5 million to $31.3 million, depending on our borrowing base. In 2018 the minimum FCCR was not required to be tested as excess borrowing availability was greater than the minimum threshold. However, if the Company’s availability would have fallen below that threshold, the Company would not have met the minimum FCCR. FCCR must also be tested on a pro forma basis prior to consummation of certain significant business transactions outside our ordinary course of business, as defined in the agreement.

Maturities—At December 31, 2018, the aggregate scheduled maturities of debt were as follows (in millions):

2019	$1.8
2020	1.5
2021	1.5
2022	133.4
2023	0.7
Total	$138.9

The fair value of long-term debt, as calculated using the aggregate cash flows from principal and interest payments over the life of the debt, was approximately $134.0 million and $99.2 million at December 31, 2018 and 2017, respectively, based upon a discounted cash flow analysis using current market interest rates.

7.    PREFERRED SHARES

The Company has authorized 5.0 million shares of $0.01 par value preferred stock, of which 400,000 shares have been designated as Series A Junior Participating Preferred Stock.  No such shares have been issued. See Note 15, “Rights Agreement” for information concerning a rights agreement pursuant to which shares of the Series A Junior Participating Preferred Stock may be issued.

8.    OTHER ACCRUED LIABILITIES

The Company has other accrued liabilities at December 31, 2018 and 2017 of $18.0 million and $16.6 million, respectively. Liabilities for self-insurance accruals were $3.5 million and $4.1 million, amounts due for sales incentive programs were $6.7 million and $5.5 million, short term environmental accruals were $1.1 million and $1.1 million, and deferred rent was $0.5 million and $0.5 million at December 31, 2018 and 2017, respectively.  The remaining other accruals were $6.2 million and $5.4 million at December 31, 2018 and 2017, respectively.

9.    COMMITMENTS AND CONTINGENCIES

Leases

The Company leases certain of its vehicles, equipment and distribution facilities from various third parties with non-cancelable operating leases with various terms. Certain leases contain renewal options. Future minimum payments, by year, and in the aggregate, under these leases with initial terms of one year or more consisted of the following at December 31, 2018 (in millions):

	Non-cancelable	Minimum
	Operating	Sublease
	Leases	Income	Net
2019	$11.5	$(0.4)	$11.1
2020	8.8	(0.1)	8.7
2021	7.0	(0.1)	6.9
2022	4.8	—	4.8
2023	3.9	—	3.9
Thereafter	8.0	—	8.0
Total minimum lease payments	$44.0	$(0.6)	$43.4

Operating lease obligations expire in varying amounts through 2031. Rental expense for all operating leases was $16.6 million, $14.8 million and $13.6 million in 2018, 2017 and 2016, respectively. Sublease income was $0.5 million, $0.5 million and $0.9 million in 2018, 2017 and 2016, respectively.

Certain leases also include options to purchase the leased property. Assets recorded under capital leases as of December 31, 2018 and December 31, 2017 were $8.5 million and $6.6 million, respectively. These assets are recorded net of accumulated amortization of $2.9 million and $2.3 million as of December 31, 2018 and December 31, 2017, respectively.

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

In 2017, the Company paid $5.1 million to implement the RAWP. Following subsequent reviews of the remaining costs to complete the remediation, the Company recorded charges of $0.5 million and $1.5 million in the fourth quarters of 2018 and 2017, respectively, which were reflected in discontinued operations. The Company estimates the total remaining cost of implementing the RAWP to be $3.3 million at December 31, 2018. The Company believes the accrual represents a reasonable best estimate of the total remaining remediation costs, based on facts, circumstances, and information currently available.  However, there are currently unknown variables relating to the actual levels of contaminants and amounts of soil that will ultimately require treatment or removal and as part of the remediation process, additional soil and groundwater sampling, and bench and pilot testing is required to ensure the remediation will achieve the outcome required by the DEQ.  The ultimate final amount of remediation costs and expenditures are difficult to estimate with certainty and as a result, the amount of actual costs and expenses ultimately incurred by the Company with respect to this property could be lower than, or exceed the amount accrued as of December 31, 2018 by a material amount.  If actual costs are materially higher, the incremental expenses over the amount currently accrued could have a material adverse effect on our liquidity, financial condition and operating results.

In addition, some of the Company’s current and former distribution centers are located in areas where environmental contamination may have occurred, and for which the Company, among others, could be held responsible. The Company currently believes that there are no material environmental liabilities at any of its distribution center locations.

Legal Matters

On June 29, 2018, the Company entered into a confidential agreement with PrimeSource Building Products, Inc. for settlement and release of all claims between the parties.  The agreement does not limit or restrict the future business activities of any of the parties and did not have a material adverse effect on the Company’s financial condition, results of operations, nor cash flows.  The Company incurred approximately $3.5 million and $3.1 million in expenses related to the Primesource litigation and settlement for the years ended December 31, 2018 and 2017, respectively.

The Company is also party to various other litigation matters, in most cases involving ordinary and routine claims incidental to its business. It cannot reasonably estimate the ultimate legal and financial liability with respect to all pending litigation matters. However, the Company believes, based on our examination of such matters, that the ultimate liability will not have a material adverse effect on its financial position, results of operation or cash flows.

10.    EMPLOYEE BENEFIT PLANS

Defined Contribution Plans—The Company sponsors a qualified defined contribution plan covering substantially all its employees. The plan provides for Company matching contributions based upon a percentage of the employee’s voluntary contributions.  The Company reinstated the matching contributions in July 2016, which had been suspended since 2009. The Company’s matching contributions were $1.6 million, $1.6 million and $0.6 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Defined Benefit Plans—The Company participates in several multi-employer pension plans that provide benefits to certain employees under collective bargaining agreements.  The risks of participating in these multi-employer plans are different from single-employer plans in the following aspects: (1) assets contributed to the multi-employer plan by one employer may be used to provide benefits to employees of other participating employers, (2) if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers, and (3) if the Company chooses to stop participating in some of its multi-employer plans, the Company may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability.  The Company’s total contributions to these plans were $0.9 million, $0.8 million, and $0.8 million in the years ended December 31, 2018, 2017 and 2016, respectively.  A majority of the contributions were to the Western Conference of Teamsters Pension Plan.  The Company does not contribute more than 5% percent of total contributions for any of these multi-employer pension plans.  The Company’s participation in the multi-employer pension plans as of December 31, 2018 is outlined in the table below.

					Expiration Date
		Pension	Financial		of Collective-	12/31/2018
		Protection Act	Improvement	Surcharge	Bargaining	Company
Legal Name of Plan	EIN - Plan Number	Zone Status	Plan	Imposed	Agreement	Participants
Western Conference of Teamsters Pension Plan	91-6145047 - 001	Funded > 80%	No	No	12/1/2019 to	91
					4/30/2021
Southern California Lumber Industry Retirement Fund	95-6035266 - 001	Funded > 80%	No	No	6/30/2020	22
Central States, Southeast and Southwest Areas Pension Plan	36-6044243 - 001	Funded < 65%	Implemented	No	12/27/2020	3

11.    STOCK BASED COMPENSATION

2005 Executive Incentive Compensation Plan

Under the 2005 Executive Incentive Compensation Plan, as amended and restated (the “2005 Plan”), the Company may grant up to 8,125,000 shares of common stock to be used as incentive awards.  The 2005 Plan allows the Company to grant awards to key employees, including restricted stock awards, stock options, other stock-based incentive awards and cash-based incentive awards subject primarily to the requirement of continued employment. Awards under the 2005 Plan are available for grant over a ten-year period unless terminated earlier by the Board of Directors.  The Company granted 406,743, 404,793, and 756,492 shares of restricted stock to employees in 2018, 2017 and 2016, respectively.  No monetary consideration is paid to the Company by employees who receive restricted stock. The restricted shares vest ratably over three to five years.  Restricted stock can be granted with or without performance restrictions.

2005 Non-Employee Directors’ Restricted Stock Plan

Under the Company’s 2005 Non-Employee Directors’ Restricted Stock Plan, as amended and restated, incentive awards of up to 575,000 shares of common stock may be granted.  Awards under this plan are available for grant over a ten-year period expiring March 31, 2025, unless terminated earlier by the Board of Directors.  The Company granted 33,732, 27,696, and 53,274 shares of restricted stock in 2018, 2017 and 2016, respectively.

Summary of Stock-Based Compensation

The Company recognized approximately $2.3 million, $2.2 million, and $1.7 million in non-cash stock compensation expense for restricted stock awards in 2018, 2017 and 2016, respectively.

The following summary presents information regarding restricted stock and restricted stock units for the three years in the period ended December 31, 2018:

				Average
		Weighted	Aggregate	Remaining	Unrecognized
		Average	Intrinsic	Vesting	Compensation
	Shares	Grant Date	Value	Period	Expense
	(000’s)	Fair Value	(000’s)	(months)	(000’s)
Balance at January 1, 2016	1,098	$3.16
Granted	810	3.94
Restricted stock vested	(552)	2.75
Forfeited	(7)	3.28
Outstanding at December 31, 2016	1,349	3.64
Granted	432	6.77
Restricted stock vested	(482)	3.62
Forfeited	(109)	3.94
Outstanding at December 31, 2017	1,190	4.75
Granted	440	6.86
Restricted stock vested	(393)	4.76
Forfeited	(225)	4.54
Outstanding at December 31, 2018	1,012	$5.72	$1,821	23.2	$3,076
Restricted stock units vested at December 31, 2018	134	$2.56	$240	N/A	N/A

12.    INCOME TAXES

The provision for income taxes, relating to continuing operations, is composed of the following as of December 31, 2018, 2017 and 2016 (in millions):

	2018	2017	2016
Current:
U.S. Federal expense (benefit)	$(0.3)	$(0.1)	$0.1
State and local tax	0.1	0.4	0.3
Total current	(0.2)	0.3	0.4
Deferred:
U.S. Federal tax	(1.6)	3.7	6.9
State and local tax	0.4	(0.8)	(0.1)
Total deferred	(1.2)	2.9	6.8

Total income tax expense (benefit)	$(1.4)	$3.2	$7.2

A reconciliation of income taxes based on the application of the statutory federal income tax rate to income taxes as set forth in the consolidated statements of operations is as follows for the years ended December 31, 2018, 2017 and 2016:

	2018	2017	2016
Federal statutory rate	21.0%	35.0%	35.0%
Increase (decrease) in taxes resulting from:
State and local taxes	(7.8)	17.3	2.0
Nondeductible items	(2.9)	(17.6)	0.8
Tax Cuts and Jobs Act of 2017	—	(147.7)	—
Prior year true-up items	6.9	6.8	—
Refundable Tax Credits	1.5	3.6	—
Other, net	(0.1)	0.1	(0.1)
Change in valuation allowance	—	(0.1)	(2.4)
Effective income tax rate	18.6%	(102.6)%	35.3%

At December 31, 2018, our valuation allowance on deferred tax assets was approximately $7.3 million compared to $7.1 million at December 31, 2017. At December 31, 2018 and 2017, the valuation allowance primarily relates to individual state net operating loss carryforwards for which it is more likely than not that the deferred tax assets (“DTAs”) will not be realized in future periods. In each reporting period, we assess the available positive and negative evidence to estimate if sufficient future taxable income would be generated to utilize the existing deferred tax assets. Our history of operating losses limits the weight we applied to other subjective evidence such as our projections for future profitability in certain states. Before we change our judgment on the need for a valuation allowance, a sustained period of operating profitability is required.

In 2018 and 2017, our net loss required us to maintain and increase the valuation allowance on certain state net operating loss carryforwards. In 2016, our net income improvement and future projections allowed us to release and benefit from $0.8 million in reduction in valuation allowance on certain state net operating loss carryforward.

The income tax benefit from continuing operations for 2018 was $1.4 million on a loss before taxes of $7.4 million. The income tax benefit from discontinued operations for 2018 was $0.1 million on a net loss before taxes of $0.5 million. For 2017, income tax expense of $3.2 million was recorded on a loss of $3.0 million.  In 2017, the difference between our effective tax rate and the U.S. statutory rate was primarily due to the change in the corporate tax rate as a result of the Tax Cuts and Jobs Act of 2017 (“the Tax Act”) and statutory rates on our net deferred tax assets, as discussed below.

At December 31, 2018, the Company had gross deferred tax assets of $24.8 million and a valuation allowance of $7.3 million, netting to deferred tax assets of $17.5 million. The Company had deferred tax liabilities of $6.4 million at December 31, 2018. The Company had $11.1 million and $9.7 million net deferred tax assets at December 31, 2018 and 2017, respectively.

The Tax Act, enacted in December 2017, made significant changes in U.S. tax law including a reduction in the corporate tax rates, changes to net operating loss carryforwards and carrybacks, and a repeal of the corporate alternative minimum tax. The Tax Act reduced the U.S. corporate tax rate from 35% to 21%. As a result, the Company was required to revalue deferred tax assets and liabilities at the enacted rate. This revaluation resulted in $4.5 million of income tax expense in continuing operations and a corresponding reduction in the deferred tax asset.  The other provisions of the Tax Act did not have a material impact on the 2017 or 2018 consolidated financial statements.

Deferred income taxes at December 31, 2018 and 2017 are comprised of the following (in millions):

	2018		2017
	Assets	Liabilities	Assets	Liabilities
Income tax loss carryforwards	$17.8	$—	$17.7	$—
Other accrued liabilities	1.2	—	1.3	—
Employee benefits related	1.2	—	0.9	—
Property, plant and equipment	—	0.1	—	0.1
Insurance related	0.8	—	1.0	—
Goodwill	0.2	—	0.3	—
Inventories	1.5	—	1.1	—
Accounts receivables	0.5	—	0.2	—
LIFO	—	6.0	—	5.8
Other	1.6	0.3	0.5	0.3
Gross deferred tax assets and liabilities	24.8	6.4	23.0	6.2
Valuation allowance	(7.3)	—	(7.1)	—
Total	$17.5	$6.4	$15.9	$6.2

The Company has both federal and state tax loss carryforwards reflected above. The Company’s federal tax loss carryforwards of approximately $44 million will begin to expire in 2030. As a result of the Tax Act, any federal tax losses incurred by the Company starting in 2018 will have an indefinite carryforward.  The Company has substantially concluded all U.S. federal income tax matters for years through 2009.  The state tax loss carryforwards have expiration dates from 2019 to 2037.  At this time, the Company considers it more likely than not that it will have sufficient taxable income in the future that will allow it to realize the net value of these DTAs.   The Company has no material uncertain tax positions at December 31, 2018.

13.    BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

The Company calculates its basic income (loss) per share by dividing net income (loss) allocated to common shares outstanding by the weighted average number of common shares outstanding.  Unvested shares of restricted stock participate in dividends on the same basis as common shares. As a result, these share-based awards meet the definition of participating securities and the Company applies the two-class method to compute earnings per share. The two-class method is an earnings allocation formula that treats participating securities as having rights to earnings that would otherwise have been available to common stockholders. In periods in which the Company has net losses, the losses are not allocated to participating securities because the participating security holders are not obligated to share in such losses.  The following table presents the number of participating securities and earnings allocated to those securities for the years ended December 31, 2018, 2017 and 2016 (in millions):

	2018	2017	2016
Earnings allocated to participating shareholders	$—	$—	$0.5
Number of participating securities	0.9	1.1	1.0

The diluted earnings per share calculations include the effect of the assumed exercise using the treasury stock method for both stock options and unvested restricted stock units, except when the effect would be anti-dilutive.  The following table presents the number of common shares used in the calculation of net income (loss) per share from continuing operations for the years ended December 31, 2018, 2017 and 2016 (in millions):

	2018	2017	2016
Weighted-average number of common shares-basic	25.1	24.9	24.5
Dilutive potential common shares	—	—	—
Weighted-average number of common shares-dilutive	25.1	24.9	24.5

The Company had no stock options outstanding at December 31, 2018, 2017 and 2016 and as such had no dilutive effect.

14.    SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table provides selected consolidated financial information from continuing operations on a quarterly basis for each quarter of 2018 and 2017. The Company’s business is seasonal and particularly sensitive to weather conditions. Interim amounts are therefore subject to significant fluctuations (in millions, except per share data).

	First	Second	Third	Fourth	Full
	Quarter	Quarter	Quarter	Quarter	Year
2018
Net sales	$198.0	$223.4	$222.0	$196.2	$839.6
Gross margin	38.7	45.1	44.6	38.1	166.5
Operating expenses	39.2	43.0	41.1	44.2	167.5
Operating income (loss)	(0.5)	2.1	3.5	(6.0)	(0.9)
Net income (loss) from continuing operations	(0.5)	0.2	1.2	(6.9)	(6.0)
Net income (loss) from discontinued operations	—	—	—	(0.4)	(0.4)

Net income (loss) per share—Diluted
Net income (loss) from continuing operations	$(0.02)	$0.01	$0.05	$(0.27)	$(0.24)
Net income (loss) from discontinued operations	$—	$—	$—	$(0.02)	$(0.02)
Net income (loss)	$(0.02)	$0.01	$0.05	$(0.29)	$(0.26)

2017
Net sales	$175.7	$198.7	$199.6	$179.2	$753.2
Gross margin	35.5	42.2	41.3	36.8	155.8
Operating expenses	37.0	38.1	38.2	42.4	155.7
Operating income (loss)	(1.5)	4.1	3.1	(5.6)	0.1
Net income (loss) from continuing operations	(0.9)	2.3	1.3	(8.9)	(6.2)
Net income (loss) from discontinued operations	—	(0.1)	0.1	(0.9)	(0.9)

Net income (loss) per share—Diluted
Net income (loss) from continuing operations	$(0.04)	$0.09	$0.05	$(0.36)	$(0.25)
Net income (loss) from discontinued operations	$—	$—	$—	$(0.03)	$(0.04)
Net (income (loss)	$(0.04)	$0.09	$0.05	$(0.39)	$(0.29)

15.    RIGHTS AGREEMENT

On May 18, 2016, the Board of Directors (the “Board”) of the Company entered into a rights agreement (the “Rights Agreement”) with Computershare Trust Company, N.A. and declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of common stock, $0.01 par value per share, of the Company.  The dividend was paid at close of business on May 31, 2016 to the stockholders of record on that date.  The Board adopted the Rights Agreement to protect stockholder value by protecting the Company’s ability to capture the value of its net operating losses used to reduce potential future federal income tax obligations. The Rights Agreement was approved by the Company’s stockholders at the 2017 annual meeting of stockholders.

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

In connection with entry into the Rights Agreement, on May 18, 2016, the Company filed with the Secretary of State of the State of Delaware an Amended and Restated Certificate of Designation of Series A Junior Participating Preferred Stock to create the Preferred Shares.

16.    ACQUISITION

In April 2016 the Company purchased substantially all of the assets of BenBilt, a distributor and door fabricator in the Mid-Atlantic region for $17.3 million.  All transaction costs incurred as part of this acquisition were expensed. The Company recorded property, plant and equipment of $4.5 million, goodwill of $3.2 million and other intangible assets of $6.7 million related to this purchase.

17.    DISCONTINUED OPERATIONS

The Company’s discontinued operations did not have any sales in 2018, 2017 or 2016.  In 2018 and 2017, loss from discontinued operations net of taxes of $0.4 million and $0.9 million, respectively, were primarily related to changes in estimates associated with remediation of formerly owned property in Montana. In 2016, income from discontinued operations of $3.0 million, net of taxes, was primarily a result of payments received from settlement agreements with insurers, and others, in connection with a declaratory action filed in the United States court for the Eastern District of Missouri.

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A—CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures—The Company, under the supervision and with the participation of our Disclosure Committee and management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of December 31, 2018 in all material respects in (a) causing information required to be disclosed by us in reports that we file or submit under the Exchange Act to be recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (b) causing such information to be accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting—The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

Because of inherent limitations, any system of internal control over financial reporting may not prevent or detect all misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of confidence with the policies and procedures may deteriorate.

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal fourth quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B—OTHER INFORMATION

None

PART III

ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding executive officers and directors of the Company is set forth in the Company’s definitive proxy statement for its 2019 Annual Meeting of Stockholders (the “2019 Proxy Statement”) under the captions “Executive Officers” and “Election of Directors,” respectively, and is incorporated herein by reference. Information regarding Section 16(a) beneficial ownership reporting compliance is set forth in the 2019 Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

The information regarding the Company’s “audit committee financial expert” and identification of the members of the Audit Committee of the Company’s Board of Directors is set forth in the 2019 Proxy Statement under the caption “Board Committees” and is incorporated herein by reference.

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

Huttig Building Products, Inc.

Attention: Corporate Secretary

555 Maryville University Dr.

Suite 400

St. Louis, Missouri 63141

(314) 216-2600

The Company intends to satisfy its disclosure requirement under Item 5.05 of Form 8-K regarding amendments to, or waivers from, its Code of Business Conduct and Ethics by posting such amendment or waiver on its website at www.huttig.com.

ITEM 11—EXECUTIVE COMPENSATION

The information required by Item 11 is set forth in the 2019 Proxy Statement under the captions “Board of Directors and Committees of the Board of Directors,” “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” and is incorporated herein by reference.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except as set forth below, the information required by Item 12 is set forth in the 2019 Proxy Statement under the captions “Beneficial Ownership of Common Stock by Directors and Management” and “Principal Stockholders of the Company,” and is incorporated herein by reference.

Equity Compensation Plan Information

The following table presents information, as of December 31, 2018, for equity compensation plans under which the Company’s equity securities are authorized for issuance.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	$—	2,682,653
Equity compensation plans not approved by security holders	—	N/A	—
Total	—	$—	2,682,653

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is set forth in the 2019 Proxy Statement under the captions “Certain Relationships and Related Transactions” and “Director Independence,” and is incorporated herein by reference.

ITEM 14—PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is set forth in the 2019 Proxy Statement under the caption “Principal Accounting Firm Services and Fees,” and is incorporated herein by reference.

PART IV

ITEM 15—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

1. Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2018 and 2017

Consolidated Statements of Operations for the years ended December 31, 2018, 2017 and 2016

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2018, 2017 and 2016

Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016

Notes to Consolidated Financial Statements

2. Exhibits:

ITEM 16—FORM 10-K SUMMARY

None

Exhibit Index

2.1

Distribution Agreement dated December 6, 1999 between Crane Co. and the Company. (Incorporated by reference to Exhibit No. 2.1 of Amendment No. 4 to the Company’s Registration Statement on Form 10 (File No. 1-14982) filed with the Securities and Exchange Commission on December 6, 1999.)

3.1	Second Amended and Restated Certificate of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on May 2, 2017.)

3.2	Amended and Restated Bylaws of the Company as amended as of September 26, 2007. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 28, 2007.)

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

*10.7

Separation Agreement dated February 22, 2018, by and between Oscar A. Martinez and the Company. (Incorporated by reference to Exhibit 10.1 to the Company’s current Report on Form 8-K filed on February 27, 2018.)

*10.8

Amended and Restated Executive Agreement between the Company and Jon P. Vrabely effective as of March 16, 2016. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 18, 2016.)

*10.9	Form of Change in Control Agreement. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).

*10.10	Form of Restricted Stock Award Agreement for Jon P. Vrabely. (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).

*10.11

Form of Cash Long Term Incentive Plan Award Agreement for Jon P. Vrabely. (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).

*10.12

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

10.19

Sixth Amendment to Amended and Restated Credit Agreement dated July 14, 2017, by and among the Company, Huttig, Inc., Wells Fargo Capital Finance, LLC and the other parties signatory thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 18, 2017).

*10.20

Split Dollar Insurance Agreement Endorsement Method between the Company and Jon P. Vrabely dated May 18, 2016. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016).

*10.21

Amended and Restated Executive Agreement dated March 5, 2018, by and between Robert Furio and the Company. (Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.)

*10.22

Amended and Restated Executive Agreement dated March 5, 2018, by and between David A. Fishbein and the Company. (Incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.)

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

Date: March 5, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jon P. Vrabely	President, Chief Executive Officer and Director (Principal Executive Officer)	March 5, 2019
Jon P. Vrabely

/s/ Philip W. Keipp	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 5, 2019
Philip W. Keipp

/s/ Delbert H. Tanner	Chairman of the Board	March 5, 2019
Delbert H. Tanner

/s/ Donald L. Glass	Director	March 5, 2019
Donald L. Glass

/s/ James F. Hibberd	Director	March 5, 2019
James F. Hibberd

/s/ Gina G. Hoagland	Director	March 5, 2019
Gina G. Hoagland

/s/ Patrick L. Larmon	Director	March 5, 2019
Patrick L. Larmon

/s/ J. Keith Matheney	Director	March 5, 2019
J. Keith Matheney