Form 10-Q
period 2019-03-31
HUTTIG BUILDING PRODUCTS INC
filed 2019-04-30
CIK 1093082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐	Smaller reporting company	☑

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The number of shares of Common Stock outstanding on March 31, 2019 was 26,548,886 shares.

PART I FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(In Millions, Except Per Share Data)

	Three Months Ended
	March 31,
	2019	2018
Net sales	$197.4	$198.0
Cost of sales	160.0	159.3
Gross margin	37.4	38.7
Operating expenses	39.6	39.2
Operating loss	(2.2)	(0.5)
Interest expense, net	1.7	1.1
Loss from continuing operations before income taxes	(3.9)	(1.6)
Income tax benefit	(0.7)	(1.1)
Loss from continuing operations	(3.2)	(0.5)
Loss from discontinued operations, net of taxes	—	—
Net loss	$(3.2)	$(0.5)

Loss from continuing operations per share - basic and diluted	$(0.13)	$(0.02)
Loss from discontinued operations per share - basic and diluted	$—	$—
Net loss per share - basic and diluted	$(0.13)	$(0.02)

Weighted average shares outstanding:
Basic and diluted shares outstanding	25.3	25.1

See notes to condensed consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(In Millions)

	March 31,	December 31,	March 31,
	2019	2018	2018
ASSETS
CURRENT ASSETS:
Cash and equivalents	$0.9	$0.8	$1.3
Trade accounts receivable, net	89.2	69.0	100.9
Inventories, net	149.2	134.0	139.3
Other current assets	12.3	14.7	10.7
Total current assets	251.6	218.5	252.2

PROPERTY, PLANT AND EQUIPMENT:
Land	5.0	5.0	5.0
Buildings and improvements	32.4	32.3	31.2
Machinery and equipment	56.2	56.0	51.8
Gross property, plant and equipment	93.6	93.3	88.0
Less accumulated depreciation	61.0	60.0	57.3
Property, plant and equipment, net	32.6	33.3	30.7

OTHER ASSETS:
Operating lease right-of-use assets	35.2	—	—
Goodwill	9.5	9.5	9.5
Deferred income taxes	11.9	11.1	10.8
Other	5.4	5.6	6.4
Total other assets	62.0	26.2	26.7
TOTAL ASSETS	$346.2	$278.0	$309.6

See notes to condensed consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(In Millions, Except Share Data)

	March 31,	December 31,	March 31,
	2019	2018	2018
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$1.7	$1.8	$1.3
Current maturities of operating lease right-of-use assets	9.1	—	—
Trade accounts payable	86.6	51.5	80.5
Accrued compensation	2.1	5.0	2.5
Other accrued liabilities	14.7	18.0	11.5
Total current liabilities	114.2	76.3	95.8
NON-CURRENT LIABILITIES:
Long-term debt, less current maturities	143.6	137.1	145.4
Operating lease right-of-use liabilities, less current maturities	26.6	—	—
Other non-current liabilities	2.6	2.6	2.3
Total non-current liabilities	172.8	139.7	147.7

SHAREHOLDERS’ EQUITY:
Preferred shares: $.01 par (5,000,000 shares authorized)	—	—	—
Common shares: $.01 par (75,000,000 shares authorized: 26,548,886; 25,993,441; and 26,070,616 shares issued at March 31, 2019, December 31, 2018 and March 31, 2018, respectively)	0.3	0.3	0.3
Additional paid-in capital	46.4	46.0	44.2
Retained earnings	12.5	15.7	21.6
Total shareholders’ equity	59.2	62.0	66.1

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$346.2	$278.0	$309.6

See notes to condensed consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(unaudited)

(In Millions)

	Common Shares	Additional	Retained Earnings	Total
	Outstanding,	Paid-In	(Accumulated	Shareholders’
	at Par Value	Capital	Deficit)	Equity
Balance at January 1, 2018	$0.3	$44.0	$22.1	$66.4
Net loss	-	-	(0.5)	(0.5)
Payment for taxes related to share settlement of equity awards	-	(0.4)	-	(0.4)
Stock compensation expense	-	0.6	-	0.6
Balance at March 31, 2018	$0.3	$44.2	$21.6	$66.1

Balance at January 1, 2019	$0.3	$46.0	$15.7	$62.0
Net loss	-	-	(3.2)	(3.2)
Payment for taxes related to share settlement of equity awards	-	(0.1)	-	(0.1)
Stock compensation expense	-	0.5	-	0.5
Balance at March 31, 2019	$0.3	$46.4	$12.5	$59.2

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(In Millions)

	Three Months Ended
	March 31,
	2019	2018
Cash Flows From Operating Activities:
Net Loss	$(3.2)	$(0.5)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1.4	1.3
Non-cash interest expense	0.1	0.1
Stock-based compensation	0.5	0.6
Deferred income taxes	(0.8)	(1.1)
Changes in operating assets and liabilities:
Trade accounts receivable	(20.2)	(34.1)
Inventories, net	(15.2)	(27.5)
Trade accounts payable	35.1	29.5
Other	(3.3)	(8.1)
Cash used in continuing operating activities	(5.6)	(39.8)
Cash used in discontinued operating activities	(0.1)	(0.3)
Total cash used in operating activities	(5.7)	(40.1)
Cash Flows From Investing Activities:
Capital expenditures	(0.4)	(1.6)
Total cash used in investing activities	(0.4)	(1.6)
Cash Flows From Financing Activities:
Borrowings of debt, net	6.3	43.1
Repurchase of shares to satisfy employee tax withholdings	(0.1)	(0.4)
Total cash provided by financing activities	6.2	42.7
Net increase in cash and equivalents	0.1	1.0
Cash and equivalents, beginning of period	0.8	0.3
Cash and equivalents, end of period	$0.9	$1.3

Supplemental Disclosure of Cash Flow Information:
Interest paid	$1.6	$1.0
Income taxes paid	—	—
Non-cash financing activities:
Assets acquired with debt obligations	0.1	0.6

See notes to condensed consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. BASIS OF PRESENTATION

The unaudited interim condensed consolidated financial statements of Huttig Building Products, Inc. and its subsidiary (the “Company” or “Huttig”) were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and reflect all adjustments (including normal recurring accruals) which, in the opinion of management, are considered necessary for the fair presentation of the results for the periods presented. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

The condensed consolidated results of operations and resulting cash flows for the interim periods presented are not necessarily indicative of the results that might be expected for the full year. Due to the seasonal nature of Huttig’s business, operating profitability is usually lower in the Company’s first and fourth quarters than in the second and third quarters.

2. NEW ACCOUNTING STANDARDS

Adoption of New Accounting Standards

On January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)” and all related amendments.  The Company adopted the standard using the full retrospective method, which did not require a cumulative effect adjustment to retained earnings. As a result of this adoption, there was no material impact on revenue recognition practices, income from continuing operations after taxes, net income or earnings per share.  See Note 3 “Revenue” for further discussion, including additional required qualitative and quantitative disclosures of revenue recognition policies.

On October 1, 2018, the Company adopted ASU 2017-04, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” ASU 2017-04 eliminates the two-step process that required identification of potential impairment and a separate measure of the actual impairment. The annual assessment of goodwill impairment will now consist of a comparison of the fair value of a reporting unit with its carrying amount. Any impairment will now be determined by using the difference between the carrying amount and the fair value of the reporting unit, not to exceed the total goodwill allocated to that unit.

On January 1, 2019, the Company adopted ASU 2016-02, “Leases (Topic 842),” which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements.  The new standard establishes a right-of-use (“ROU”) model that requires a lessee to recognize a ROU asset and a lease liability on the balance sheet for all leases with a term longer than 12 months.  Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.  The Company adopted the standard on its effective date using the modified retrospective approach.

On January 1, 2019, the Company also adopted ASU 2018-07, “Improvements to Nonemployee Share-Based Payment Accounting.”  ASU 2018-07 more closely aligns the accounting for employee and nonemployee share-based payments.  As a result of this adoption, there was no material impact on stock compensation practices, income from continuing operations after taxes, net income or earnings per share.

The Company adopted the amendments to certain disclosure requirements in Securities Act of 1933, as amended, Release No. 33-10532, “Disclosure Update and Simplification” on November 5, 2018, the effective date of the release. Among the amendments is a requirement to present the changes in shareholders’ equity in the interim financial statements (either in a separate statement or footnote) in quarterly reports on Form 10-Q. See the Consolidated Statement of Shareholders’ Equity.

3. REVENUE

Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods.  The Company reports sales revenue, including direct sales, on a net basis, which includes gross revenue adjustments for estimated returns, cash payment discounts based on the satisfaction of outstanding receivables, and volume purchase rebates.  The Company’s customer payment terms are typical for its industry. These terms vary by customer and location, as well as by the products purchased.

Regarding direct sales, the Company is the principal of these arrangements and is responsible for fulfilling the promise to provide specific goods to its customers, including product specifications, pricing and modifications prior to delivery.  Direct sales, as a percent of net sales, were 25% and 25% in each of the three-months ended March 31, 2019 and 2018, respectively.

The following table disaggregates revenue by product classification:

	Three Months Ended
	March 31,
	2019	2018
Millwork products	$95.3	$95.3
Building products	88.1	85.5
Wood products	14.0	17.2
Net sales	$197.4	$198.0

4.  LEASES

The Company has operating and financing leases for corporate offices, distribution centers, vehicles, and certain equipment. These leases have remaining lease terms of less than 1 year to 12 years and many of the leases have renewal options.  Because the Company is not reasonably certain to exercise the renewal options, the options are not considered in determineing the lease term, and associated potential option payments are excluded from lease payments and right-of-use calculations. In addition to fixed payments, many of the Company’s lease contracts contain variable payments. Vehicle lease variable payments typically include mileage and real estate leases include variable charges for taxes and common area maintenance.

March 31,
2019
Operating Lease Cost	$3.2

Finance Lease Cost:
Amortization of right-of-use assets	$0.5
Interest on lease liabilities	0.1
Total finance lease cost	$0.6

The following lease assets and liabilities are included on the condensed consolidated balance sheet:

March 31,
2019
Operating Leases:
Operating lease right-of-use assets	$35.2

Current maturities of operating lease right-of-use assets	9.1
Operating lease right-of-use liabilities, less current maturities	26.6
Total operating lease liabilities	$35.7

Finance Leases:
Gross property, plant and equipment	$9.7
Accumulated depreciation	(4.3)
Property, plant and equipment, net	$5.4

Current maturities of long-term debt	$1.4
Long-term debt, less current maturities	3.1
Total finance lease liabilities	$4.5

The Company has a weighted average remaining lease term of 5.72 years for its operating leases and 3.63 years for its financing leases. These leases have weighted average discount rate of 5.71% and 5.12% for operating leases and financing leases, respectively. The rate implicit in the lease is used to discount leases when known. While the implicit rate is often known for finance leases, the Company is generally unable to calculate the implicit rate in operating leases because it does not have access to the lessors residual value estimates nor the amount of the lessor’s deferred initial direct costs.  When the implicit rate is not known, the Company uses the incremental borrowing rate for secured loans of similar term. The Company uses available data for unsecured loans to borrowers of similar credit to the Company and adjusts the rate to reflect the effect of providing collateral equivalent to the outstanding obligation balance.

The following cash flow items are included on the condensed consolidated statement of cash flows:

Three Months Ended
March 31,
2019
Operating cash used for operating leases	$(3.1)
Operating cash used for finance leases	(0.1)
Financing cash used for finance leases	(0.4)

Maturities of lease liabilities are as follows:

	Finance leases	Operating leases
2019(1)	1.3	8.2
2020	1.4	8.8
2021	1.2	7.1
2022	0.9	5.0
2023	0.5	4.1
Thereafter	—	8.7
Total lease payments	$5.3	$41.9
Less: imputed interest	(0.8)	(6.2)
Total future lease obligation	$4.5	$35.7
(1)	This amount excludes the three-months ended March 31, 2019

Disclosures Related to Periods Prior to Adoption of ASU 2016-02

Operating lease rent expense was $16.6 million and $14.8 million, and sublease income $0.5 million and $0.5 million, for the years ended December 31, 2018 and 2017, respectively.  Future minimum lease payments under non-cancelable rental and lease agreements with initial or remaining terms in excess of one year were as follows at December 31, 2018:

Operating
Leases
2019	11.5
2020	8.8
2021	7.0
2022	4.8
2023	3.9
Thereafter	8.0
Total minimum lease payments	$44.0

Certain leases also include options to purchase the leased property. Assets recorded under capital leases as of December 31, 2018 and December 31, 2017 were $8.5 million and $6.6 million, respectively.  These assets are recorded net of accumulated amortization of $2.9 million and $2.3 million as of December 31, 2018 and December 31, 2017, respectively.

5. DEBT

Debt consisted of the following (in millions):

	March 31,	December 31,	March 31,
	2019	2018	2018
Revolving credit facility	$139.3	$132.3	$142.6
Other obligations	6.0	6.6	4.1
Total debt	145.3	138.9	146.7
Less current maturities of long-term debt	1.7	1.8	1.3
Long-term debt, less current maturities	$143.6	$137.1	$145.4

Credit Facility — The Company has a $250.0 million asset-based senior secured revolving credit facility (the “credit facility”).  Borrowing availability under the credit facility is based on eligible accounts receivable, inventory and real estate. The real estate component of the borrowing base amortizes monthly over 12.5 years on a straight-line basis.  Borrowings under the credit facility are collateralized by substantially all of the Company’s assets, and the Company is subject to certain operating limitations applicable to a loan of this type, which, among other things, place limitations on indebtedness, liens, investments, mergers and acquisitions, dispositions of assets, cash dividends and transactions with affiliates.  The entire unpaid balance under the credit facility is due and payable on July 14, 2022.

At March 31, 2019, the Company had revolving credit borrowings of $139.3 million outstanding at a weighted average interest rate of 4.34% per annum, letters of credit outstanding totaling $3.3 million, primarily used as collateral for health and workers’ compensation insurance, and $52.1 million of excess committed borrowing availability.  The Company pays an unused commitment fee of 0.25% per annum. In addition, the Company had $1.5 million of other obligations outstanding at a weighted average borrowing rate of 6.11%. The Company also had $4.5 million of financing lease obligations at March 31, 2019.  See Note 4 – “Leases” for more information.

The sole financial covenant in the credit facility is the minimum fixed charge coverage ratio (“FCCR”) of 1.00:1.00, which must be tested by the Company if the excess borrowing availability falls below an amount in the range of $17.5 million to $31.3 million, depending on the borrowing base. In the first quarter of 2019, the minimum FCCR was not required to be tested as excess borrowing availability was greater than the minimum threshold. However, if the Company’s availability would have fallen below that threshold, the Company would not have met the minimum FCCR. The FCCR must also be tested on a pro forma basis prior to consummation of certain significant business transactions outside the ordinary course of business, as defined in the agreement.

6. CONTINGENCIES

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

Environmental and Legal Matters

The Company accrues expenses for contingencies when it is probable that an asset has been impaired or a liability has been incurred and management can reasonably estimate the expense. Contingencies for which the Company has made accruals include environmental and other legal matters. It is possible, however, that actual expenses could exceed the accruals by a material amount, which could have a material adverse effect on the Company’s future liquidity, financial condition, or operating results in the period in which any such, additional expenses are incurred or recognized.

Environmental Matters

As described in Note 9 — “Commitments and Contingencies” in the notes to the Company’s audited consolidated financial statements under Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, the Company was previously identified as a potentially responsible party in connection with contamination cleanup at a formerly owned property in Montana. On February 18, 2015, the Montana Department of Environmental Quality (the “DEQ”) issued an amendment to the unilateral administrative order of the DEQ outlining the final remediation of the property in its Record of Decision (the “ROD”).  In September 2015, the remedial action work plan (“RAWP”) was approved.

The Company paid $0.1 million in the first three months of 2019 implementing the RAWP.  The Company estimates the total remaining cost of implementing the RAWP to be $3.2 million at March 31, 2019. As of March 31, 2019, the Company believes the accrual represents a reasonable best estimate of the total remaining remediation costs, based on facts, circumstances, and information currently available.  However, there are currently unknown variables relating to the actual levels of contaminants and amounts of soil that will ultimately require treatment or removal and as part of the remediation process, additional soil and groundwater sampling, and bench and pilot testing is required to ensure the remediation will achieve the outcome required by the DEQ.  The ultimate final amount of remediation costs and expenditures are difficult to estimate with certainty and as a result, the amount of actual costs and expenses ultimately incurred by the Company with respect to this property could be lower than, or exceed the amount accrued as of March 31, 2019 by a material amount.  If actual costs are materially higher, the incremental expenses over the amount currently accrued could have a material adverse effect on the Company’s liquidity, financial condition and operating results.

In addition, some of the Company’s current and former distribution centers are located in areas where environmental contamination may have occurred, and for which the Company, among others, could be held responsible. The Company currently believes that there are no material environmental liabilities at any of its distribution center locations.

Legal Matters

See Note 9 – “Commitments and Contingencies” in the notes to the consolidated financial statements under Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

7. EARNINGS (LOSS) PER SHARE

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

	Three Months Ended
	March 31,
	2019	2018
Earnings allocated to participating shareholders	$—	$—
Number of participating securities	1.1	1.0

The diluted earnings per share calculations include the effect of assumed exercise using the treasury stock method for unvested restricted stock units, except when the effect would be anti-dilutive.  The following table presents the number of common shares used in the calculation of net loss per share from continuing operations (in millions).

	Three Months Ended
	March 31,
	2019	2018
Weighted-average number of common shares-basic	25.3	25.1
Dilutive potential common shares	—	—
Weighted-average number of common shares-dilutive	25.3	25.1

8. INCOME TAXES

The Company’s effective tax rate from continuing operations was a benefit of 18% and 69% in the three month periods ended March 31, 2019 and 2018, respectively. The 2019 tax rate was impacted by the vesting of restricted stock which provided an income tax deduction in excess of the compensation deduction for GAAP purposes.

As of March 31, 2019, the Company had a $7.3 million valuation allowance primarily relating to certain state net operating loss carryforwards that are not likely to be realized in future periods.

9. STOCK-BASED COMPENSATION

The Company recognized $0.5 million and $0.6 million in non-cash, stock-based compensation expense for the three-month periods ended March 31, 2019 and 2018, respectively.  During the first three months of 2019, the Company granted an aggregate of 510,684 shares of restricted stock at a weighted average value of $2.37 per share under its 2005 Executive Incentive Compensation Plan, as amended and restated. Most restricted shares vest in three equal installments on the first, second and third anniversaries of the grant date or cliff vest in five years. During the first three months of 2019, the Company granted an aggregate of 90,000 shares of restricted stock under its Non-Employee Directors’ Restricted Stock Plan, as amended, at an average fair market value of $2.30 per share. The directors’ restricted shares vest over one year. Unearned compensation expense is amortized into expense on a straight-line basis over the requisite service period for the entire award. As of March 31, 2019 and 2018, the total compensation expense not yet recognized related to all outstanding restricted stock awards was $3.8 million and $5.2 million, respectively.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Relevant to Forward-Looking Information for the Purpose of “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  The words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “believe,” “estimate,” “project” or similar expressions may identify forward-looking statements, although not all forward-looking statements contain such words.  Statements made in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K looking forward in time, including, but not limited to, statements regarding our current views with respect to financial performance, future growth in the housing market, distribution channels, sales, favorable supplier relationships, inventory levels, the ability to meet customer needs, enhanced competitive posture, strategic initiatives, absence of material financial impact from litigation or contingencies, including environmental proceedings, are included pursuant to the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995.

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

There are a number of factors, some of which are beyond our control that could cause our actual results to differ materially from those expressed or implied in the forward-looking statements. These factors include, but are not limited to, the strength of construction, home improvement and remodeling markets and the recovery of the homebuilding industry to levels consistent with the historical annual average; the cyclical nature of our industry; the successful implementation of our growth initiatives; the effects of increased inventories to support our growth initiatives and the impact if levels become excessive; the uncertainties resulting from changes to United States and foreign laws, regulations and policies; the cost of environmental compliance, including actual expenses we may incur to resolve proceedings we are involved in arising out of the formerly owned facility in Montana; any limitations on our ability to utilize our deferred tax assets to reduce future taxable income and tax liabilities; our ability to comply with, and the restrictive effect of, the financial covenant applicable under our credit facility; the loss of a significant customer; deterioration of our customers’ creditworthiness or our inability to forecast such deteriorations; commodity prices; dumping duties; tariffs; risks associated with our private brands; termination of key supplier relationships; risks of international suppliers; competition with existing or new industry participants; goodwill impairment;  the seasonality of our operations; significant uninsured claims; federal and state transportation regulations; fuel cost increases; our failure to attract and retain key personnel; deterioration in our relationship with our unionized employees, including work stoppages or other disputes; funding requirements for multi-employer pension plans for our unionized employees; product liability claims and other legal proceedings; the integration of any business we acquire and the liabilities of such businesses; information technology system failure, network disruptions, cybersecurity attacks and breaches in data security; and those set forth under Part I, Item 1A – “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. These factors may not constitute all factors that could cause actual results to differ from those discussed in any forward-looking statement. Accordingly, forward-looking statements should not be relied upon as a predictor of actual results.

Overview

We are a distributor of a broad array of building material products used principally in new residential construction, home improvement, and remodeling and repair projects.  We distribute our products through 27 distribution centers serving 41 states and sell primarily to building materials dealers, national buying groups, home centers and industrial users, including makers of manufactured homes.

The following table sets forth our sales by product classification as a percentage of total sales:

	Three Months Ended
	March 31,
	2019	2018
Millwork products (1)	48%	48%
Building products (2)	45%	43%
Wood products (3)	7%	9%
Total net product sales	100%	100%

(1)	Millwork products generally include exterior and interior doors, pre-hung door units, windows, mouldings, frames, stair parts and columns.
(2)	Building products generally include composite decking, connectors, fasteners, housewrap, siding, roofing products, insulation and other miscellaneous building products.
(3)	Wood products generally include engineered wood products and other wood products, such as lumber and panels.

Industry Conditions

New housing activity in 2019 is still trending below the historical annual average of 1.4 million total housing starts from 1959 to 2018 based on statistics tracked by the United States Census Bureau. Total housing starts were approximately 1.2 million in 2018. Through March 31, 2019, based on the most recent data provided by the United States Census Bureau, total new housing starts were 9.7% below 2018 levels for the corresponding three-month period.

Various factors have caused our results of operations to fluctuate from period to period. These factors include levels of residential construction, the mix of single family and multi-family starts as a percentage of total residential construction, home improvement and remodeling activity, weather, prices of commodity wood and steel products, dumping duties, tariffs, interest rates, competitive pressures, availability of credit and other local, regional and national economic conditions. Many of these factors are cyclical or seasonal in nature. We anticipate that further fluctuations in operating results from period to period will continue in the future. Our results in the first and fourth quarters of each year are generally adversely affected by winter weather patterns in the Midwest, Northeast and Northwest, which typically result in seasonal decreases in levels of construction activity in these areas. As much of our overhead and expenses remain relatively fixed throughout the year, our operating profits tend to be lower during the first and fourth quarters.

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

Critical Accounting Policies

We prepare our condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles, which requires management to make estimates and assumptions. Management bases these estimates and assumptions on historical results and known trends as well as management forecasts. Actual results could differ from these estimates and assumptions and these differences may be material. For a discussion of our significant accounting policies and estimates, see our Annual Report on Form 10-K for the year ended December 31, 2018 in Part II, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies.” During the three months ended March 31, 2019, there were no material changes to the critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the year ended December 31, 2018.

Results of Operations

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Net sales were $197.4 million in the first quarter of 2019, which was $0.6 million, or 0.3%, lower than the first quarter of 2018.  The decrease in net sales was primarily attributed to a modest softening in the markets we serve coupled with adverse winter weather in much of the Midwest and Northern Coastal regions which negatively impacted construction activity.

Millwork product sales remained consistent in the first quarter of 2019 as compared to the first quarter of 2018 at $95.3 million. Building products sales increased 2.9% in the first quarter of 2019 to $88.1 million, compared to $85.5 million in the first quarter of

2018, and wood product sales decreased 18.6% in the first quarter of 2019 to $14.0 million, compared to $17.2 million in the first quarter of 2018. The proportionate increase in sales of building products is generally consistent with our strategic growth initiatives.

Gross margin was $37.4 million in the first quarter of 2019, compared to $38.7 million in the first quarter of 2018. As a percentage of sales, gross margin was 18.9% in the first quarter of 2019, compared to 19.5% in the first quarter of 2018. The reduction in gross margin percent was primarily attributed to a higher proportional increase in building product sales as compared to other higher margin product categories as well as a competitive pricing environment and incremental costs from customer programs.

Operating expenses increased $0.4 million to $39.6 million in the first quarter of 2019, compared to $39.2 million in the first quarter of 2018.  Personnel costs decreased approximately $0.2 million, primarily as a result of lower wages from cost reductions offset in part by higher medical costs.  Non-personnel costs increased approximately $0.6 million, primarily as a result of higher equipment and facility costs and an increase in contract hauling costs. As a percentage of sales, operating expenses were 20.1% in the first quarter of 2019, compared to 19.8% in the first quarter of 2018.

Net interest expense was $1.7 million in the first quarter of 2019 compared to $1.1 million in the first quarter of 2018.  The increase was primarily due to higher average outstanding borrowings on our credit facility as well as higher interest rates in the first quarter of 2019 compared to the first quarter of 2018.

Income tax benefit was $0.7 million for the quarter ended March 31, 2019, as compared to $1.1 million for the first quarter of 2018.

As a result of the foregoing factors, we reported a loss from continuing operations of $3.2 million for the quarter ended March 31, 2019, compared to a loss from continuing operations of $0.5 million for the quarter ended March 31, 2018.

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

Throughout 2018, our working capital was impacted significantly by investments in inventory related to the national expansion of our Huttig-Grip product line. Sourcing Huttig-Grip products internationally requires longer lead-times and higher inventory levels to ensure available supply, and generally requires shorter payment terms to suppliers, but it also provides an opportunity for higher margins. At March 31, 2019, inventories and accounts receivable constituted approximately 69% of our total assets.  We closely monitor operating expenses and inventory levels during seasonally affected periods and, to the extent possible, manage variable operating costs to minimize seasonal effects on our profitability.

At March 31, 2019, we had $52.1 million of excess committed borrowing availability.

Operations.  Cash used in operating activities was $5.7 million during the first three months of 2019, compared to cash used in operating activities of $40.1 million during the first three months of 2018. Accounts receivable increased by $20.2 million during the first three months of 2019, compared to an increase of $34.1 million in the prior-year corresponding period. The increase in accounts receivable over the first three months of the year is a result of the normal seasonality of our business.  Our inventory levels increased $15.2 million during the first three months of 2019 largely driven by the normal seasonal build for increased sales activity. Inventory increased $27.5 million in the comparative prior year period driven by normal seasonal build and by expansion of our Huttig-Grip product line.  These working capital increases were offset by an increase in accounts payable of $35.1 million and $29.5 million in 2019 and 2018, respectively, primarily as a result of our inventory build for the respective periods. The accounts payable increase relative to the increase in inventories is mitigated in part by shorter payment terms to suppliers on internationally sourced products.

Investing.  During the first three months of 2019, net cash used in investing activities was $0.4 million compared to $1.6 million for the corresponding period in 2018 and was largely used for additional investments in machinery and equipment at various distribution centers, including additional investments related to our strategic growth initiatives.

Financing.  Cash provided by financing activities of $6.2 million during the first three months of 2019 reflected net borrowings of $6.3 million offset by $0.1 million for the repurchase of shares to satisfy employee tax withholdings on stock-based awards.  Cash provided by financing activities of $42.7 million in the first three months of 2018 reflected net borrowings of $43.1 million offset by $0.4 million for the repurchase of shares to satisfy employee tax withholdings on stock-based awards.

We believe cash generated from operations and funds available under the credit facility will provide sufficient funds to meet our operating needs for at least the next twelve months. At March 31, 2019, the minimum fixed charge coverage ratio (“FCCR”) was not required to be tested, as excess borrowing availability was greater than the minimum threshold. However, if our availability had fallen below that threshold, we would not have met the minimum FCCR. If we are unable to maintain excess borrowing availability of more than the applicable amount in the range of $17.5 million to $31.3 million and we do not meet the minimum FCCR, the lenders would have the right to terminate the loan commitments and accelerate the repayment of the entire amount outstanding under the credit facility. The lenders could also foreclose on our assets that secure the credit facility. If the credit facility was terminated, we would be forced to seek alternative sources of financing, which may not be available on terms acceptable to us, or at all.

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

See Note 6 – Contingencies of the Notes to the Condensed Consolidated Financial Statements (unaudited) in Part I, Item 1 for information on legal proceedings in which we are involved.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from the information provided in Part II, Item 7A – “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 4 — CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures – The Company, under the supervision and with the participation of our Disclosure Committee and management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2019 in all material respects to (a) causing information required to be disclosed by us in reports that we file or submit under the U.S. Securities and Exchange Commission’s rules and forms and (b) causing such information to be accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control Over Financial Reporting – The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors. Based on our evaluation under the framework in Internal Control-Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of March 31, 2019.

Changes in Internal Control of Financial Reporting – In conjunction with the adoption of ASC Topic 842, effective January 1, 2019, we implemented a lease accounting system and related processes and internal controls over financial reporting. There were no other changes that occurred during the quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

See Note 6 – “Contingencies” of the Notes to the Condensed Consolidated Financial Statements (unaudited) in Part I, Item 1 for information on legal proceedings in which the Company is involved. See also Note 9 – “Commitments and Contingencies” in the notes to our consolidated financial statements under Part II, Item 8 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 1A — RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A – “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, which could materially affect our business, financial condition, and future results. These described risks are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and operating results. There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 6 — EXHIBITS

Exhibit Number	Description

2.1

Distribution Agreement dated December 6, 1999 between Crane Co. and the Company. (Incorporated by reference to Exhibit No. 2.1 of Amendment No. 4 to the Company’s Registration Statement on Form 10 (File No. 1-14982) filed on December 6, 1999).

3.1	Second Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on May 2, 2017).

3.2	Amended and Restated Bylaws of the Company (as of September 26, 2007) (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 28, 2007).

3.3

Amended and Restated Certificate of Designation of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of Delaware on May 18, 2016 (Incorporated by reference to Exhibit 3.01 to the Company’s Current Report on Form 8-K filed on May 20, 2016).

4.1

Rights Agreement, dated May 18, 2016, by and between Huttig Building Products, Inc. and Computershare Trust Company, N.A., as Rights Agents (Incorporated by reference to Exhibit 4.01 to the Company’s Current Report on Form 8-K filed on May 20, 2016).

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
Date: April 30, 2019
Jon P. Vrabely
President and Chief Executive Officer
(Principal Executive Officer)

HUTTIG BUILDING PRODUCTS, INC.

/s/ Philip W. Keipp
Date: April 30, 2019
Philip W. Keipp
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)