Form 10-Q
period 2019-06-30
HUTTIG BUILDING PRODUCTS INC
filed 2019-07-30
CIK 1093082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number 1-14982

HUTTIG BUILDING PRODUCTS, INC.

(Exact name of registrant as specified in its charter)

Delaware	43-0334550
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

555 Maryville University Drive Suite 400 St. Louis, Missouri	63141
(Address of principal executive offices)	(Zip code)

(314) 216-2600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common, par value $0.01 per share	HBP	The NASDAQ Stock Market LLC
Preferred Share Purchase Rights	HBP*	The NASDAQ Stock Market LLC

*The rights currently transfer with the shares of Common Stock

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

The number of shares of Common Stock outstanding on June 30, 2019 was 26,542,639 shares.

PART I FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(In Millions, Except Per Share Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net sales	$218.5	$223.4	$415.9	$421.4
Cost of sales	174.2	178.3	334.2	337.6
Gross margin	44.3	45.1	81.7	83.8
Operating expenses	41.0	43.0	80.6	82.2
Operating income	3.3	2.1	1.1	1.6
Interest expense, net	1.8	1.7	3.5	2.8
Income (loss) from operations before income taxes	1.5	0.4	(2.4)	(1.2)
Income tax expense (benefit)	11.8	0.2	11.1	(0.9)
Income (loss) from continuing operations	(10.3)	0.2	(13.5)	(0.3)
Income (loss) from discontinued operations, net of taxes	—	—	—	—
Net income (loss)	$(10.3)	$0.2	$(13.5)	$(0.3)

Income (loss) from continuing operations per share - basic and diluted	$(0.40)	$0.01	$(0.53)	$(0.01)
Income (loss) from discontinued operations per share - basic and diluted	$—	$—	$—	$—
Net income (loss) per share - basic and diluted	$(0.40)	$0.01	$(0.53)	$(0.01)

Weighted average shares outstanding:
Basic and diluted shares outstanding	25.5	25.2	25.4	25.2

See notes to condensed consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(In Millions)

	June 30,	December 31,	June 30,
	2019	2018	2018
ASSETS
CURRENT ASSETS:
Cash and equivalents	$1.1	$0.8	$1.6
Trade accounts receivable, net	96.7	69.0	118.5
Inventories, net	141.7	134.0	147.4
Other current assets	13.4	14.7	12.1
Total current assets	252.9	218.5	279.6

PROPERTY, PLANT AND EQUIPMENT:
Land	5.0	5.0	5.0
Buildings and improvements	32.5	32.3	31.8
Machinery and equipment	56.5	56.0	53.3
Gross property, plant and equipment	94.0	93.3	90.1
Less accumulated depreciation	62.0	60.0	58.0
Property, plant and equipment, net	32.0	33.3	32.1

OTHER ASSETS:
Operating lease right-of-use assets	34.2	—	—
Goodwill	9.5	9.5	9.5
Deferred income taxes	—	11.1	10.6
Other	5.5	5.6	6.4
Total other assets	49.2	26.2	26.5
TOTAL ASSETS	$334.1	$278.0	$338.2

See notes to condensed consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(In Millions, Except Share Data)

	June 30,	December 31,	June 30,
	2019	2018	2018
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$1.7	$1.8	$1.3
Current maturities of operating lease right-of-use assets	9.2	—	—
Trade accounts payable	69.6	51.5	68.4
Accrued compensation	4.4	5.0	4.7
Other accrued liabilities	13.1	18.0	16.4
Total current liabilities	98.0	76.3	90.8
NON-CURRENT LIABILITIES:
Long-term debt, less current maturities	158.6	137.1	178.2
Operating lease right-of-use liabilities, less current maturities	25.5	—	—
Other non-current liabilities	2.5	2.6	2.2
Total non-current liabilities	186.6	139.7	180.4

SHAREHOLDERS’ EQUITY:
Preferred shares: $.01 par (5,000,000 shares authorized)	—	—	—
Common shares: $.01 par (75,000,000 shares authorized: 26,542,639; 25,993,441; and 26,066,782 shares issued at June 30, 2019, December 31, 2018 and June 30, 2018, respectively)	0.3	0.3	0.3
Additional paid-in capital	47.0	46.0	44.9
Retained earnings	2.2	15.7	21.8
Total shareholders’ equity	49.5	62.0	67.0

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$334.1	$278.0	$338.2

See notes to condensed consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(unaudited)

(In Millions)

	Common Shares	Additional	Retained Earnings	Total
	Outstanding,	Paid-In	(Accumulated	Shareholders’
	at Par Value	Capital	Deficit)	Equity
Balance at January 1, 2018	$0.3	$44.1	$22.1	$66.5
Net loss	-	-	(0.5)	(0.5)
Payment for taxes related to share settlement of equity awards	-	(0.4)	-	(0.4)
Stock compensation expense	-	0.6	-	0.6
Balance at March 31, 2018	$0.3	$44.3	$21.6	$66.2
Net income	-	-	0.2	0.2
Stock compensation expense	-	0.6	-	0.6
Balance at June 30, 2018	$0.3	$44.9	$21.8	$67.0

Balance at January 1, 2019	$0.3	$46.0	$15.7	$62.0
Net loss	-	-	(3.2)	(3.2)
Payment for taxes related to share settlement of equity awards	-	(0.1)	-	(0.1)
Stock compensation expense	-	0.5	-	0.5
Balance at March 31, 2019	$0.3	$46.4	$12.5	$59.2
Net loss	-	-	(10.3)	(10.3)
Stock compensation expense	-	0.6	-	0.6
Balance at June 30, 2019	$0.3	$47.0	$2.2	$49.5

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(In Millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Cash Flows From Operating Activities:
Net income (loss)	$(10.3)	$0.2	$(13.5)	$(0.3)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1.3	1.3	2.7	2.6
Non-cash interest expense	—	—	0.1	0.1
Stock-based compensation	0.6	0.6	1.1	1.2
Deferred income taxes	11.8	0.2	11.0	(0.9)
Changes in operating assets and liabilities:
Trade accounts receivable	(7.5)	(17.7)	(27.7)	(51.7)
Inventories, net	7.5	(8.0)	(7.7)	(35.5)
Trade accounts payable	(17.0)	(12.1)	18.1	17.4
Other	(0.6)	5.7	(3.9)	(2.5)
Cash used in continuing operating activities	(14.2)	(29.8)	(19.8)	(69.6)
Cash used in discontinued operating activities	(0.1)	(0.3)	(0.2)	(0.6)
Total cash used in operating activities	(14.3)	(30.1)	(20.0)	(70.2)
Cash Flows From Investing Activities:
Capital expenditures	(0.4)	(2.3)	(0.8)	(3.9)
Total cash used in investing activities	(0.4)	(2.3)	(0.8)	(3.9)
Cash Flows From Financing Activities:
Borrowings of debt, net	14.9	32.7	21.2	75.8
Repurchase of shares to satisfy employee tax withholdings	—	—	(0.1)	(0.4)
Total cash provided by financing activities	14.9	32.7	21.1	75.4
Net increase in cash and equivalents	0.2	0.3	0.3	1.3
Cash and equivalents, beginning of period	0.9	1.3	0.8	0.3
Cash and equivalents, end of period	$1.1	$1.6	$1.1	$1.6

Supplemental Disclosure of Cash Flow Information:
Interest paid	$1.7	$1.6	$3.3	$2.6
Income taxes paid	0.1	0.1	0.1	0.1
Non-cash financing activities:
Assets acquired with debt obligations	0.1	—	0.2	0.6

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

On January 1, 2019, the Company adopted ASU 2016-02, “Leases (Topic 842),” which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements.  The new standard establishes a right-of-use (“ROU”) model that requires a lessee to recognize a ROU asset and a lease liability on the balance sheet for all leases with a term longer than 12 months.  Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.  The Company adopted the standard on its effective date using the modified retrospective approach and a package of practical expedients.

On January 1, 2019, the Company adopted ASU 2018-07, “Improvements to Nonemployee Share-Based Payment Accounting.”  ASU 2018-07 more closely aligns the accounting for employee and nonemployee share-based payments.  As a result of this adoption, there was no material impact to stock compensation, income from continuing operations after taxes, net income or earnings per share.

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

Regarding direct sales, the Company is the principal of these arrangements and is responsible for fulfilling the promise to provide specific goods to its customers, including product specifications, pricing and modifications prior to delivery. .

The following table disaggregates revenue by product classification:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Millwork products	$99.5	$103.5	$194.8	$198.8
Building products	101.1	99.4	189.3	184.9
Wood products	17.9	20.5	31.8	37.7
Net sales	$218.5	$223.4	$415.9	$421.4

4.  LEASES

The Company has operating and financing leases for corporate offices, distribution centers, vehicles, and certain equipment. These leases have remaining lease terms of less than 1 year to 12 years and many of the leases have renewal options.  Because the Company is not reasonably certain to exercise the renewal options, the options are not considered in determining the lease term, and associated potential option payments are excluded from lease payments and right-of-use calculations. In addition to fixed payments, many of the Company’s lease contracts contain variable payments. Vehicle lease variable payments typically include mileage, and real estate leases include variable charges for taxes and common area maintenance.

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2019	2019
Operating Lease Cost	$3.0	$6.2

Finance Lease Cost:
Amortization of right-of-use assets	$0.4	$0.9
Interest on lease liabilities	0.1	0.1
Total finance lease cost	$0.5	$1.0

The following lease assets and liabilities are included on the condensed consolidated balance sheet:

June 30,
2019
Operating Leases:
Operating lease right-of-use assets	$34.2

Current maturities of operating lease right-of-use assets	9.2
Operating lease right-of-use liabilities, less current maturities	25.5
Total operating lease liabilities	$34.7

Finance Leases:
Gross property, plant and equipment	$9.8
Accumulated depreciation	(4.6)
Property, plant and equipment, net	$5.2

Current maturities of long-term debt	$1.4
Long-term debt, less current maturities	2.8
Total finance lease liabilities	$4.2

As of June 30, 2019, the weighted average remaining lease term for the Company’s operating leases was 5.6 years and for its financing leases was 3.5 years. These leases have weighted average discount rates of 5.7% and 5.2% for operating leases and financing leases, respectively. The rate implicit in the lease is used to discount leases when known. While the implicit rate is often known for finance leases, the Company is generally unable to calculate the implicit rate in operating leases because it does not have access to the lessors residual value estimates nor the amount of the lessor’s deferred initial direct costs.  When the implicit rate is not known, the Company uses the incremental borrowing rate for secured loans of similar term. The Company uses available data for unsecured loans to borrowers of similar credit to the Company and adjusts the rate to reflect the effect of providing collateral equivalent to the outstanding obligation balance.

The following cash flow items are included on the condensed consolidated statement of cash flows:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2019	2019
Operating cash used for operating leases	$3.0	$6.1
Operating cash used for finance leases	0.1	0.1
Financing cash used for finance leases	0.4	0.9

Maturities of lease liabilities are as follows:

	Finance leases	Operating leases
2019(1)	$0.9	$5.8
2020	1.4	9.3
2021	1.3	7.4
2022	0.9	5.3
2023	0.4	4.4
Thereafter	—	8.5
Total lease payments	$4.9	$40.7
Less: imputed interest	(0.7)	(6.0)
Total future lease obligation	$4.2	$34.7
(1)	This amount excludes the six months ended June 30, 2019

Disclosures Related to Periods Prior to Adoption of ASU 2016-02

Operating lease rent expense was $16.6 million and $14.8 million, and sublease income $0.5 million and $0.5 million, for the years ended December 31, 2018 and 2017, respectively.  Future minimum lease payments under non-cancelable rental and lease agreements with initial or remaining terms in excess of one year were as follows at December 31, 2018:

Operating
Leases
2019	$11.5
2020	8.8
2021	7.0
2022	4.8
2023	3.9
Thereafter	8.0
Total minimum lease payments	$44.0

Certain leases also include options to purchase the leased property. Assets recorded under capital leases as of December 31, 2018 and December 31, 2017 were $8.5 million and $6.6 million, respectively.  These assets are recorded net of accumulated amortization of $2.9 million and $2.3 million as of December 31, 2018 and December 31, 2017, respectively.

5. DEBT

Debt consisted of the following (in millions):

	June 30,	December 31,	June 30,
	2019	2018	2018
Revolving credit facility	$154.6	$132.3	$175.6
Other obligations	5.7	6.6	3.9
Total debt	160.3	138.9	179.5
Less current maturities of long-term debt	1.7	1.8	1.3
Long-term debt, less current maturities	$158.6	$137.1	$178.2

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

At June 30, 2019, the Company had revolving credit borrowings of $154.6 million outstanding at a weighted average interest rate of 3.95% per annum, letters of credit outstanding totaling $3.3 million, primarily used as collateral for health and workers’ compensation insurance, and $38.5 million of excess committed borrowing availability.  The Company pays an unused commitment fee of 0.25% per annum. In addition, the Company had $1.4 million of other obligations maturing in 2023 at a borrowing rate of 6.11%. The Company also had $4.2 million of financing lease obligations at June 30, 2019.  See Note 4 – “Leases” for more information.

The sole financial covenant in the credit facility is the minimum fixed charge coverage ratio (“FCCR”) of 1.00:1.00, which must be tested by the Company if the excess borrowing availability falls below an amount in the range of $17.5 million to $31.3 million, depending on the borrowing base. In the second quarter of 2019, the minimum FCCR was not required to be tested as excess borrowing availability was greater than the minimum threshold. However, if the Company’s availability would have fallen below that threshold, the Company would not have met the minimum FCCR. The FCCR must also be tested on a pro forma basis prior to consummation of certain significant business transactions outside the ordinary course of business, as defined in the agreement.

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

Environmental Matters

The Company was previously identified as a potentially responsible party in connection with contamination cleanup at a formerly owned property in Montana. On February 18, 2015, the Montana Department of Environmental Quality (the “DEQ”) issued an amendment to the unilateral administrative order of the DEQ outlining the final remediation of the property in its Record of Decision.  In September 2015, the remedial action work plan (“RAWP”) was approved.

The Company paid $0.2 million in the first six months of 2019 implementing the RAWP.  The Company estimates the total remaining cost of implementing the RAWP to be $3.1 million at June 30, 2019 with $1.1 million in short-term other accrued liabilities and $2.0 million in other non-current liabilities. As of June 30, 2019, the Company believes the accrual represents a reasonable best estimate of the total remaining remediation costs, based on facts, circumstances, and information currently available.  However, there are currently unknown variables relating to the actual levels of contaminants and amounts of soil that will ultimately require treatment or removal. As part of the remediation process, additional soil and groundwater sampling, and bench and pilot testing is required to ensure the remediation will achieve the outcome required by the DEQ.  The ultimate final amount of remediation costs and expenditures are difficult to estimate with certainty and as a result, the amount of actual costs and expenses ultimately incurred by the Company with respect to this property could be lower than, or exceed the amount accrued as of June 30, 2019 by a material amount.  If actual costs are materially higher, the incremental expenses over the amount currently accrued could have a material adverse effect on the Company’s liquidity, financial condition and operating results.

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

The following table presents the number of participating securities and earnings allocated to those securities (in millions).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Earnings allocated to participating shareholders	$—	$—	$—	$—
Number of participating securities	1.1	1.0	1.1	1.0

The diluted earnings per share calculations include the effect of assumed exercise using the treasury stock method for unvested restricted stock units, except when the effect would be anti-dilutive.  The following table presents the number of common shares used in the calculation of net income (loss) per share from continuing operations (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Weighted-average number of common shares-basic	25.5	25.2	25.4	25.2
Dilutive potential common shares	—	—	—	—
Weighted-average number of common shares-dilutive	25.5	25.2	25.4	25.2

8. INCOME TAXES

The Company assesses available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of existing deferred tax assets.  The cumulative loss incurred by the Company over the three-year period ended June 30, 2019 constitutes a significant piece of objective negative evidence.  Such objective negative evidence limits the ability to consider other subjective evidence, such as our projections for future profitability and growth.  Based on this evaluation, as of June 30, 2019 an additional valuation allowance of $11.8 million was recorded to reduce net deferred tax assets as their realization did not meet the more-likely-than-not criterion.  The amount of deferred tax assets considered realizable, however, could be adjusted in the future if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for future profitability and growth.

The Company’s effective tax rate from continuing operations was an expense of 787% and 50% in the three month periods ended June 30, 2019 and 2018, respectively and expense of 463% and benefit of 75% in the six month periods ended June 30, 2019, respectively. The valuation allowance recorded in the periods ended June 30, 2019 was the primary component of tax expense.  The year-to-date tax rate for both 2019 and 2018 was also impacted by the vesting of restricted stock, which provided an income tax deduction in excess of the compensation deduction for GAAP purposes.

As of June 30, 2019, the Company had a $19.1 million valuation allowance to reserve net state and federal deferred tax assets.

9. STOCK-BASED COMPENSATION

The Company recognized $0.6 million in non-cash, stock-based compensation expense for the second quarter of both 2019 and 2018, and $1.1 million and $1.2 million in non-cash, stock-based compensation expense for the six month periods ended June 30, 2019 and 2018, respectively.  During the first six months of 2019, the Company granted an aggregate of 510,684 shares of restricted stock at a weighted average value of $2.37 per share under its 2005 Executive Incentive Compensation Plan, as amended and restated. Most restricted shares vest in three equal installments on the first, second and third anniversaries of the grant date or cliff vest in five years. During the first six months of 2019, the Company granted an aggregate of 90,000 shares of restricted stock under its Non-Employee Directors’ Restricted Stock Plan, as amended, at an average fair market value of $2.30 per share. The directors’ restricted shares vest on the first anniversary of the grant date. Unearned compensation expense is amortized into expense on a straight-line basis over the requisite service period for the entire award. As of June 30, 2019 and 2018, the total compensation expense not yet recognized related to all outstanding restricted stock awards was $3.2 million and $4.5 million, respectively.

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

The following table sets forth our sales by product classification as a percentage of total sales:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Millwork products (1)	46%	46%	47%	47%
Building products (2)	46%	45%	45%	44%
Wood products (3)	8%	9%	8%	9%
Total net product sales	100%	100%	100%	100%
(1)	Millwork products generally include exterior and interior doors, pre-hung door units, windows, mouldings, frames, stair parts and columns.
(2)	Building products generally include composite decking, connectors, fasteners, housewrap, siding, roofing products, insulation and other miscellaneous building products.
(3)	Wood products generally include engineered wood products and other wood products, such as lumber and panels.

Industry Conditions

New housing activity in 2019 continues to trend below the historical annual average of 1.4 million total housing starts from 1959 to 2018 based on statistics tracked by the United States Census Bureau. Total housing starts were approximately 1.2 million in 2018. Through June 30, 2019, based on the most recent data provided by the United States Census Bureau, total new housing starts were 3.7% below 2018 levels for the corresponding six month period.

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

Critical Accounting Policies

We prepare our condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles, which requires management to make estimates and assumptions. Management bases these estimates and assumptions on historical results and known trends as well as management forecasts. Actual results could differ from these estimates and assumptions and these differences may be material. For a discussion of our significant accounting policies and estimates, see our Annual Report on Form 10-K for the year ended December 31, 2018 in Part II, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies.” During the six months ended June 30, 2019, there were no material changes to the critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the year ended December 31, 2018.

Results of Operations

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

Net sales were $218.5 million in the second quarter of 2019, which were $4.9 million, or 2.2%, lower than the second quarter of 2018.  The decrease in net sales was primarily attributed to a modest softening in the markets we serve coupled with prolonged adverse weather conditions in many parts of the country which negatively impacted construction activity.  We also completed a major enterprise resource planning system upgrade in the second quarter of 2019 which caused some temporary disruption and impacted our sales.

Millwork product sales decreased 3.9% in the second quarter of 2019 to $99.5 million, compared to $103.5 million in the second quarter of 2018, building products sales increased 1.7% in the second quarter of 2019 to $101.1 million, compared to $99.4 million in the second quarter of 2018, and wood product sales decreased 12.7% in the second quarter of 2019 to $17.9 million, compared to $20.5 million in the second quarter of 2018. The proportionate increase in sales of building products is generally consistent with our strategic growth initiatives.

Gross margin was $44.3 million in the second quarter of 2019, compared to $45.1 million in the second quarter of 2018. As a percentage of sales, gross margin was 20.3% in the second quarter of 2019, compared to 20.2% in the second quarter of 2018. Gross margins were generally commensurate with sales activity.

Operating expenses decreased $2.0 million to $41.0 million in the second quarter of 2019, compared to $43.0 million in the second quarter of 2018.  Personnel costs decreased $0.3 million as lower wages and variable compensation costs were partially offset by higher medical costs. Non-personnel costs decreased $1.7 million for the quarter primarily due to non-recurring litigation and settlement costs of approximately $2.5 million in 2018. Other decreases in non-personnel expenses were offset by higher rent from our operating facilities, including expansion efforts. As a percentage of sales, operating expenses were 18.8% in the second quarter of 2019 compared to 19.2% in 2018. Adjusted for non-recurring litigation and settlement costs, our operating expenses were 18.1% in 2018.

Net interest expense was $1.8 million in the second quarter of 2019 and $1.7 million in the second quarter of 2018 as the impact of lower average borrowing was offset by higher interest rates.

Income tax expense was $11.8 million for the quarter ended June 30, 2019, as compared to $0.2 million for the second quarter of 2018. We recorded a tax charge of $11.8 million in the second quarter of 2019 related to an increase in our deferred tax asset valuation allowance. The increase was required as realization of the net deferred asset no longer meets the more-likely-than-not criterion under US GAAP.  Most of the Company’s net deferred tax asset is comprised of federal tax loss carryforwards which will begin expiring in 2030.  The deferred tax valuation allowance is assessed each reporting period and the amount of net deferred tax assets considered realizable could be adjusted in future periods based on the Company’s financial performance.  The net operating loss carryforwards remain available to offset future taxable income.

As a result of the foregoing factors, we reported a loss from continuing operations of $10.3 million for the quarter ended June 30, 2019, compared to income from continuing operations of $0.2 million for the quarter ended June 30, 2018.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

Net sales were $415.9 million in the first six months of 2019, which was $5.5 million, or 1.3%, lower than the first six months of 2018.  The decrease in net sales was primarily attributed to a modest softening in the markets we serve coupled with prolonged adverse weather conditions in many parts of the country which negatively impacted construction activity.  We also completed a major enterprise resource planning system upgrade in the second quarter of 2019 which caused some temporary disruption and impacted our sales.

Millwork product sales decreased 2.0% in the first six months of 2019 to $194.8 million, compared to $198.8 million in the first six months of 2018, building products sales increased 2.4% in the first six months of 2019 to $189.3 million, compared to $184.9 million in the first six months of 2018, and wood product sales decreased 15.6% in the first six months of 2019 to $31.8 million, compared to $37.7 million in the first six months of 2018. The proportionate increase in sales of building products is generally consistent with our strategic growth initiatives.

Gross margin was $81.7 million in the first six months of 2019, compared to $83.8 million in the first six months of 2018. As a percentage of sales, gross margin was 19.6% in the first six months of 2019, compared to 19.9% in the first six months of 2018. The reduction in gross margin percent was primarily attributed to a higher proportional increase in building product sales as compared to other higher margin product categories as well as pressure from a competitive pricing environment and higher costs from customer promotion programs.

Operating expenses decreased $1.6 million to $80.6 million in the first six months of 2019, compared to $82.2 million in the first six months of 2018.  Personnel costs decreased $0.5 million as lower wages and variable compensation costs were partially offset by higher medical costs. Non-personnel costs decreased $1.1 million in the first six months of 2019 primarily due to non-recurring litigation and settlement costs of approximately $3.3 million in 2018. Other decreases in non-personnel expenses were offset by higher rent from our operating facilities, including expansion efforts. As a percentage of sales, operating expenses were 19.4% in 2019 compared to 19.5% in 2018. Adjusted for non-recurring litigation and settlement costs, our operating expenses were 18.6% in 2018.

Net interest expense was $3.5 million in the first six months of 2019 compared to $2.8 million in the first six months of 2018.  The increase was primarily due to higher interest rates in the first six months of 2019 compared to the first six months of 2018.

Income tax expense was $11.1 million for the first six months of 2019, as compared to an income tax benefit of $0.9 million for the first six months of 2018. We recorded a tax charge of $11.8 million in 2019 related to an increase in our deferred tax asset valuation allowance.  The increase was required as realization of the net deferred asset no longer meets the more-likely-than-not criterion under US GAAP.  Most of the Company’s net deferred tax asset is comprised of federal tax loss carryforwards which will begin expiring in 2030.  The deferred tax valuation allowance is assessed each reporting period and the amount of net deferred tax assets considered realizable could be adjusted in future periods based on the Company’s financial performance.  The net operating loss carryforwards remain available to offset future taxable income.

As a result of the foregoing factors, we reported a loss from continuing operations of $13.5 million for the six months ended June 30, 2019, compared to a loss from continuing operations of $0.3 million for the six months ended June 30, 2018.

Liquidity and Capital Resources

We depend on our cash flows from operations and funds available under our revolving credit facility to finance seasonal working capital needs, capital expenditures, additional investments in our product lines, including Huttig-Grip, and any acquisitions that we may undertake. Typically, our working capital requirements are greatest in the second and third quarters, which reflect the seasonal nature of our business. The second and third quarters also tend to be our strongest operating quarters, largely due to more favorable weather throughout many of our markets compared to the first and fourth quarters. We typically generate cash from working capital reductions in the fourth quarter of the year and build working capital during the second quarter in preparation for our second and third quarters. We also maintain significant inventories to meet the rapid delivery requirements of our customers and to enable us to obtain favorable pricing, delivery and service terms with our suppliers.

Throughout 2018, our working capital was significantly impacted by investments in inventory related to the national expansion of our Huttig-Grip product line. Sourcing Huttig-Grip products internationally requires longer lead-times and higher inventory levels to ensure available supply, and generally requires shorter payment terms to suppliers, but it also provides an opportunity for higher margins. At June 30, 2019, inventories and accounts receivable constituted approximately 71% of our total assets.  We closely monitor operating expenses and inventory levels during seasonally affected periods and, to the extent possible, manage variable operating costs to minimize seasonal effects on our profitability.

At June 30, 2019, we had $38.5 million of excess committed borrowing availability.

Operations.  Cash used in operating activities was $20.0 million during the first six months of 2019, compared to cash used in operating activities of $70.2 million during the first six months of 2018. Accounts receivable increased by $27.7 million during the first six months of 2019, compared to an increase of $51.7 million in the prior-year corresponding period. The increase in accounts receivable over the first six months of the year is a result of the normal seasonality of our business.  The increase in 2018 was magnified by temporary special customer promotional terms. Our inventory levels increased $7.7 million during the first six months of 2019 largely driven by the normal seasonal build for increased sales activity. Inventory increased $35.5 million in the comparative prior year period driven by normal seasonal build and by expansion of our Huttig-Grip product line.  These working capital increases were partially offset by an increase in accounts payable of $18.1 million and $17.4 million in 2019 and 2018, respectively, primarily as a result of our inventory build for the respective periods. The accounts payable increase relative to the increase in inventories is impacted in part by shorter payment terms to suppliers on internationally sourced products.

Investing.  During the first six months of 2019, net cash used in investing activities was $0.8 million compared to $3.9 million for the corresponding period in 2018 and was largely used for additional investments in machinery and equipment at various distribution centers.

Financing.  Cash provided by financing activities of $21.1 million during the first six months of 2019 reflected net borrowings of $21.2 million offset by $0.1 million for the repurchase of shares to satisfy employee tax withholdings on stock-based awards.  Cash provided by financing activities of $75.4 million in the first six months of 2018 reflected net borrowings of $75.8 million offset by $0.4 million for the repurchase of shares to satisfy employee tax withholdings on stock-based awards. Net borrowings in 2018 were impacted by our Huttig-Grip inventory increase.

We believe cash generated from operations and funds available under the credit facility will provide sufficient funds to meet our operating needs for at least the next twelve months. At June 30, 2019, the minimum fixed charge coverage ratio (“FCCR”) was not required to be tested, as excess borrowing availability was greater than the minimum threshold. However, if our availability had fallen below that threshold, we would not have met the minimum FCCR. If we are unable to maintain excess borrowing availability of more than the applicable amount in the range of $17.5 million to $31.3 million and we do not meet the minimum FCCR, the lenders would have the right to terminate the loan commitments and accelerate the repayment of the entire amount outstanding under the credit facility. The lenders could also foreclose on our assets that secure the credit facility. If the credit facility was terminated, we would be forced to seek alternative sources of financing, which may not be available on terms acceptable to us, or at all.

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

ITEM 4 — CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures – The Company, under the supervision and with the participation of our Disclosure Committee and management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2019 in all material respects to (a) causing information required to be disclosed by us in reports that we file or submit under the U.S. Securities and Exchange Commission’s rules and forms and (b) causing such information to be accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control Over Financial Reporting – The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors. Based on our evaluation under the framework in Internal Control-Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of June 30, 2019.

Changes in Internal Control of Financial Reporting – In conjunction with the adoption of ASC Topic 842, effective January 1, 2019, we implemented a lease accounting system and related processes and internal controls over financial reporting. There were no other changes that occurred during the quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

4.2

First Amendment to Rights Agreement, dated as of May 6, 2019, by and between Huttig Building Products, Inc. and Computershare Trust Company, N.A., as Rights Agent (Incorporated by reference to Exhibit 4.01 to the Company’s Current report on Form 8-K filed on May 6, 2019).

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
Date: July 30, 2019
Jon P. Vrabely
President and Chief Executive Officer
(Principal Executive Officer)

HUTTIG BUILDING PRODUCTS, INC.

/s/ Philip W. Keipp
Date: July 30, 2019
Philip W. Keipp
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)