Form 10-Q
period 2019-09-30
HUTTIG BUILDING PRODUCTS INC
filed 2019-10-29
CIK 1093082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

The number of shares of Common Stock outstanding on September 30, 2019 was 26,538,181 shares.

PART I FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net sales	$215.7	$222.0	$631.6	$643.4
Cost of sales	171.0	177.4	505.2	515.1
Gross margin	44.7	44.6	126.4	128.3
Operating expenses	41.4	41.1	122.0	123.2
Operating income	3.3	3.5	4.4	5.1
Interest expense, net	1.7	1.8	5.2	4.6
Income (loss) from operations before income taxes	1.6	1.7	(0.8)	0.5
Income tax expense (benefit)	—	0.5	11.1	(0.4)
Income (loss) from continuing operations	1.6	1.2	(11.9)	0.9
Income (loss) from discontinued operations, net of taxes	—	—	—	—
Net income (loss)	$1.6	$1.2	$(11.9)	$0.9

Earnings per share:
Income (loss) from continuing operations per share- basic	$0.06	$0.05	$(0.47)	$0.04
Income (loss) from discontinued operations per share- basic	—	—	—	—
Net income (loss) per share- basic	$0.06	$0.05	$(0.47)	$0.04

Income (loss) from continuing operations per share- diluted	$0.06	$0.05	$(0.47)	$0.04
Income (loss) from discontinued operations per share- diluted	—	—	—	—
Net income (loss) per share- diluted	$0.06	$0.05	$(0.47)	$0.04

Weighted average shares outstanding:
Basic shares outstanding	25.5	25.1	25.4	25.1
Diluted shares outstanding	25.6	25.1	25.4	25.1

See notes to condensed consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in millions)

	September 30,	December 31,	September 30,
	2019	2018	2018
ASSETS
CURRENT ASSETS:
Cash and equivalents	$2.9	$0.8	$1.5
Trade accounts receivable, net	88.5	69.0	96.3
Inventories, net	142.7	134.0	153.7
Other current assets	13.1	14.7	13.1
Total current assets	247.2	218.5	264.6

PROPERTY, PLANT AND EQUIPMENT:
Land	5.0	5.0	5.0
Buildings and improvements	32.5	32.3	32.4
Machinery and equipment	57.3	56.0	54.6
Gross property, plant and equipment	94.8	93.3	92.0
Less accumulated depreciation	63.2	60.0	59.1
Property, plant and equipment, net	31.6	33.3	32.9

OTHER ASSETS:
Operating lease right-of-use assets	39.5	—	—
Goodwill	9.5	9.5	9.5
Deferred income taxes	0.1	11.1	10.1
Other	5.2	5.6	6.1
Total other assets	54.3	26.2	25.7
TOTAL ASSETS	$333.1	$278.0	$323.2

See notes to condensed consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in millions, except share data)

	September 30,	December 31,	September 30,
	2019	2018	2018
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$1.7	$1.8	$1.5
Current maturities of operating lease right-of-use liabilities	9.6	—	—
Trade accounts payable	68.4	51.5	64.7
Accrued compensation	2.7	5.0	3.2
Other accrued liabilities	14.4	18.0	16.1
Total current liabilities	96.8	76.3	85.5
NON-CURRENT LIABILITIES:
Long-term debt, less current maturities	151.8	137.1	166.8
Operating lease right-of-use liabilities, less current maturities	30.5	—	—
Other non-current liabilities	2.4	2.6	2.2
Total non-current liabilities	184.7	139.7	169.0

SHAREHOLDERS’ EQUITY:
Preferred shares: $.01 par (5,000,000 shares authorized)	—	—	—
Common shares: $.01 par (75,000,000 shares authorized: 26,538,181; 25,993,441; and 26,040,012 shares issued at September 30, 2019, December 31, 2018 and September 30, 2018, respectively)	0.3	0.3	0.3
Additional paid-in capital	47.5	46.0	45.4
Retained earnings	3.8	15.7	23.0
Total shareholders’ equity	51.6	62.0	68.7

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$333.1	$278.0	$323.2

See notes to condensed consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(unaudited)

(in millions)

	Common Shares	Additional	Retained Earnings	Total
	Outstanding,	Paid-In	(Accumulated	Shareholders’
	at Par Value	Capital	Deficit)	Equity
Balance at January 1, 2018	$0.3	$44.0	$22.1	$66.4
Net loss	-	-	(0.5)	(0.5)
Payment for taxes related to share settlement of equity awards	-	(0.4)	-	(0.4)
Stock compensation expense	-	0.6	-	0.6
Balance at March 31, 2018	$0.3	$44.2	$21.6	$66.1
Net income	-	-	0.2	0.2
Stock compensation expense	-	0.6	-	0.6
Balance at June 30, 2018	$0.3	$44.8	$21.8	$66.9
Net income	-	-	1.2	1.2
Stock compensation expense	-	0.6	-	0.6
Balance at September 30, 2018	$0.3	$45.4	$23.0	$68.7

Balance at January 1, 2019	$0.3	$46.0	$15.7	$62.0
Net loss	-	-	(3.2)	(3.2)
Payment for taxes related to share settlement of equity awards	-	(0.1)	-	(0.1)
Stock compensation expense	-	0.5	-	0.5
Balance at March 31, 2019	$0.3	$46.4	$12.5	$59.2
Net loss	-	-	(10.3)	(10.3)
Stock compensation expense	-	0.6	-	0.6
Balance at June 30, 2019	$0.3	$47.0	$2.2	$49.5
Net income	-	-	1.6	1.6
Stock compensation expense	-	0.5	-	0.5
Balance at September 30, 2019	$0.3	$47.5	$3.8	$51.6

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Cash Flows From Operating Activities:
Net income (loss)	$1.6	$1.2	$(11.9)	$0.9
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1.5	1.4	4.1	4.0
Non-cash interest expense	0.1	0.1	0.2	0.2
Stock-based compensation	0.5	0.6	1.6	1.8
Deferred income taxes	—	0.5	11.0	(0.4)
Changes in operating assets and liabilities:
Trade accounts receivable	8.2	22.3	(19.5)	(29.5)
Inventories, net	(1.0)	(6.3)	(8.7)	(41.8)
Trade accounts payable	(1.2)	(3.7)	16.9	13.7
Other	(0.1)	(3.0)	(3.9)	(5.3)
Cash provided by (used in) continuing operating activities	9.6	13.1	(10.2)	(56.4)
Cash used in discontinued operating activities	(0.1)	(0.1)	(0.3)	(0.7)
Total cash provided by (used in) operating activities	9.5	13.0	(10.5)	(57.1)
Cash Flows From Investing Activities:
Capital expenditures	(0.4)	(2.9)	(1.2)	(6.8)
Proceeds from disposition of assets	—	0.9	—	0.9
Total cash used in investing activities	(0.4)	(2.0)	(1.2)	(5.9)
Cash Flows From Financing Activities:
Borrowings (repayments) of debt, net	(7.3)	(11.1)	13.9	64.6
Repurchase of shares to satisfy employee tax withholdings	—	—	(0.1)	(0.4)
Total cash provided by (used in) financing activities	(7.3)	(11.1)	13.8	64.2
Net increase (decrease) in cash and equivalents	1.8	(0.1)	2.1	1.2
Cash and equivalents, beginning of period	1.1	1.6	0.8	0.3
Cash and equivalents, end of period	$2.9	$1.5	$2.9	$1.5

Supplemental Disclosure of Cash Flow Information:
Interest paid	$1.8	$1.9	$5.1	$4.5
Income taxes paid	—	—	0.1	0.1
Non-cash financing activities:
Assets acquired with debt obligations	0.4	1.2	0.6	1.8

See notes to condensed consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. BASIS OF PRESENTATION

The unaudited interim condensed consolidated financial statements of Huttig Building Products, Inc. and its subsidiary (the “Company” or “Huttig”) were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and reflect all adjustments (including normal recurring accruals) which, in the opinion of management, are considered necessary for the fair presentation of the results for the periods presented. Financial statement preparation further requires management to make estimates and assumptions. Management bases these estimates and assumptions on historical results and known trends as well as management forecasts. Actual results could differ from these estimates and assumptions and these differences may be material. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

The condensed consolidated results of operations and resulting cash flows for the interim periods presented are not necessarily indicative of the results that might be expected for the full year, or any other interim period. Due to the seasonal nature of Huttig’s business, operating profitability is usually lower in the Company’s first and fourth quarters than in the second and third quarters.

2. NEW ACCOUNTING STANDARDS

Adoption of New Accounting Standards

On January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)” and all related amendments.  The Company adopted the standard using the full retrospective method, which did not require a cumulative effect adjustment to retained earnings. As a result of this adoption, there was no material impact on revenue recognition practices, income from continuing operations after taxes, net income or earnings per share.  See Note 3 - “Revenue” for further discussion, including additional required qualitative and quantitative disclosures of revenue recognition policies.

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

On January 1, 2019, the Company adopted ASU 2016-02, “Leases (Topic 842),” which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements.  The new standard establishes a right-of-use (“ROU”) model that requires a lessee to recognize a ROU asset and a lease liability on the balance sheet for all leases with a term longer than 12 months.  Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.  The Company adopted the standard on its effective date using the modified retrospective approach and a package of practical expedients permitted by the transition guidance of the new standard.  The practical expedients included an accounting policy election to forgo recognition of ROU asset and liability on leases with an intial term of 12 months or less, and to forgo separate recognition of lease and non-lease components for all leases.

On January 1, 2019, the Company adopted ASU 2018-07, “Improvements to Nonemployee Share-Based Payment Accounting.”  ASU 2018-07 more closely aligns the accounting for employee and nonemployee share-based payments.  There was no material impact to stock compensation, income from continuing operations after taxes, net income or earnings per share as a result of adoption.

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

3. REVENUE

Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods.  The Company reports sales revenue, including direct sales, on a net basis, which includes gross revenue adjustments for estimated returns, cash payment discounts based on the satisfaction of outstanding receivables, and volume purchase rebates.  The Company’s customer payment terms are typical for its industry. These terms vary by customer, location, and products.

Regarding direct sales, the Company is the principal of these arrangements and is responsible for fulfilling the promise to provide specific goods to its customers, including product specifications, pricing and modifications prior to delivery.

The following table disaggregates revenue by product classification (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Millwork products	$99.6	$104.8	$294.3	$303.5
Building products	$100.4	96.9	$289.7	281.9
Wood products	$15.7	20.3	$47.6	58.0
Net sales	$215.7	$222.0	$631.6	$643.4

4.  LEASES

The Company has operating and financing leases for corporate offices, distribution centers, vehicles, and certain equipment. These leases have remaining lease terms of less than 1 year to 12 years and many of the leases have renewal options.  Because the Company is not reasonably certain to exercise the renewal options, the options are not considered in determining the lease term, and associated potential option payments are excluded from lease payments and right-of-use calculations.  Leases with an initial term of 12 months or less are likewise excluded from right-of-use calculations.

In addition to fixed payments, many of the Company’s lease contracts contain variable payments. Vehicle lease variable payments typically include mileage, and real estate leases include variable charges for taxes and common area maintenance.  Variable lease payments and payments for leases with an initial term of 12 months or less are recognized in the period incurred.

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
(in millions):	2019	2019
Operating Lease Cost	$3.0	$9.3

Finance Lease Cost:
Amortization of right-of-use assets	$0.5	$1.4
Interest on lease liabilities	0.1	0.2
Total finance lease cost	$0.6	$1.6

The following lease assets and liabilities are included on the condensed consolidated balance sheet (in millions):

September 30,
2019
Operating Leases:
Operating lease right-of-use assets	$39.5

Current maturities of operating lease right-of-use assets	9.6
Operating lease right-of-use liabilities, less current maturities	30.5
Total operating lease liabilities	$40.1

Finance Leases:
Gross property, plant and equipment	$10.0
Accumulated depreciation	(4.9)
Property, plant and equipment, net	$5.1

Current maturities of long-term lease liabilities	$1.4
Long-term lease liabilities, less current maturities	2.9
Total finance lease liabilities	$4.3

As of September 30, 2019, the weighted average remaining lease term for the Company’s operating leases was 5.6 years and for its financing leases was 3.6 years. These leases have weighted average discount rates of 5.8% and 5.2% for operating leases and financing leases, respectively. The rate implicit in the lease is used to discount leases when known. While the implicit rate is often known for finance leases, the Company is generally unable to calculate the implicit rate in operating leases because it does not have access to the lessor’s residual value estimates nor the amount of the lessor’s deferred initial direct costs.  When the implicit rate is not known, the Company uses the incremental borrowing rate for secured loans of similar term. The Company uses available data for unsecured loans to borrowers of similar credit to the Company and adjusts the rate to reflect the effect of providing collateral equivalent to the outstanding obligation balance.

The following cash flow items are included on the condensed consolidated statement of cash flows (in millions):

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2019	2019
Operating cash used for operating leases	$3.0	$9.1
Operating cash used for finance leases	0.1	0.2
Financing cash used for finance leases	0.4	1.3

Maturities of lease liabilities are as follows (in millions):

	Finance leases	Operating leases
2019(1)	$0.5	$3.2
2020	1.5	11.0
2021	1.4	9.0
2022	1.0	6.8
2023	0.6	5.9
Thereafter	—	11.3
Total lease payments	$5.0	$47.2
Less: imputed interest	(0.7)	(7.1)
Total future lease obligation	$4.3	$40.1
(1)	This amount excludes the nine months ended September 30, 2019

Disclosures Related to Periods Prior to Adoption of ASU 2016-02

Operating lease rent expense was $16.6 million and $14.8 million, and sublease income $0.5 million and $0.5 million, for the years ended December 31, 2018 and 2017, respectively.  Future minimum lease payments under non-cancelable rental and lease agreements with initial or remaining terms in excess of one year were as follows at December 31, 2018 (in millions):

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

5. DEBT

Debt consisted of the following (in millions):

	September 30,	December 31,	September 30,
	2019	2018	2018
Revolving credit facility	$147.8	$132.3	$163.6
Other obligations	5.7	6.6	4.7
Total debt	153.5	138.9	168.3
Less current maturities of long-term debt	1.7	1.8	1.5
Long-term debt, less current maturities	$151.8	$137.1	$166.8

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

At September 30, 2019, the Company had revolving credit borrowings of $147.8 million outstanding at a weighted average interest rate of 3.87% per annum, letters of credit outstanding totaling $3.3 million, primarily used as collateral for health and workers’ compensation insurance, and $43.6 million of excess committed borrowing availability.  The Company pays an unused commitment fee of 0.25% per annum. In addition, the Company had $1.4 million of other obligations maturing in 2023 at a borrowing rate of 6.11%. The Company also had $4.3 million of financing lease obligations at September 30, 2019.  See Note 4 – “Leases” for more information.

The sole financial covenant in the credit facility is the minimum fixed charge coverage ratio (“FCCR”) of 1.00:1.00, which must be tested by the Company if the excess borrowing availability falls below an amount in the range of $17.5 million to $31.3 million, depending on the borrowing base. In the third quarter of 2019, the minimum FCCR was not required to be tested as excess borrowing availability was greater than the minimum threshold. However, if the Company’s availability would have fallen below that threshold, the Company would not have met the minimum FCCR. The FCCR must also be tested on a pro forma basis prior to consummation of certain significant business transactions outside the ordinary course of business, as defined in the agreement.

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

Environmental and Legal Matters

The Company accrues expenses for contingencies when it is probable that an asset has been impaired or a liability has been incurred and management can reasonably estimate the expense. Contingencies for which the Company has made accruals include environmental and other legal matters. It is possible, however, that actual expenses could exceed the accruals by a material amount, which could have a material adverse effect on the Company’s future liquidity, financial condition, and operating results in the period in which any such additional expenses are incurred or recognized.

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

The Company paid $0.3 million in the first nine months of 2019 implementing the RAWP.  The Company estimates the total remaining cost of implementing the RAWP to be $3.0 million at September 30, 2019 with $1.1 million in short-term other accrued liabilities and $1.9 million in other non-current liabilities. As of September 30, 2019, the Company believes the accrual represents a reasonable best estimate of the total remaining remediation costs, based on facts, circumstances, and information currently available.  However, there are currently unknown variables relating to the actual levels of contaminants and amounts of soil that will ultimately require treatment or removal. As part of the remediation process, additional soil and groundwater sampling, and bench and pilot testing is required to ensure the remediation will achieve the outcome required by the DEQ.  The ultimate final amount of remediation costs and expenditures are difficult to estimate with certainty and as a result, the amount of actual costs and expenses ultimately incurred by the Company with respect to this property could be lower than, or exceed the amount accrued as of September 30, 2019 by a material amount.  If actual costs are materially higher, the incremental expenses over the amount currently accrued could have a material adverse effect on the Company’s liquidity, financial condition and operating results.

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

The following table presents the number of participating securities and earnings allocated to those securities (in millions).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Earnings allocated to participating shareholders	$—	$—	$—	$—
Number of participating securities	1.1	0.9	1.1	1.0

The diluted earnings per share calculations include the effect of assumed exercise using the treasury stock method for unvested restricted stock units, except when the effect would be anti-dilutive.  The following table presents the number of common shares used in the calculation of net income (loss) per share from continuing operations (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Weighted-average number of common shares-basic	25.5	25.1	25.4	25.1
Dilutive potential common shares	0.1	—	—	—
Weighted-average number of common shares-dilutive	25.6	25.1	25.4	25.1

8. INCOME TAXES

The Company assesses available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of existing deferred tax assets.  The cumulative loss incurred by the Company over the three-year period ended September 30, 2019 constitutes a significant piece of objective negative evidence.  Such objective negative evidence limits the ability to consider other subjective evidence, such as our projections for future profitability and growth.  Based on this evaluation, for the nine months ended September 30, 2019, the Company maintained a valuation allowance of $11.8 million to reduce net deferred tax assets as their realization did not meet the more-likely-than-not criterion.  The amount of deferred tax assets considered realizable, however, could be adjusted in the future if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for future profitability and growth.

The Company’s effective tax rate from continuing operations was an expense of 0% and benefit of 29% in the three-month periods ended September 30, 2019 and 2018, respectively, and expense of 1388% and benefit of 72% in the nine-month periods ended September 30, 2019 and 2018, respectively. The valuation allowance recorded in the nine months ended September 30, 2019 was the primary component of tax expense and the resulting effective tax rate.  The year-to-date tax rate for both 2019 and 2018 was also impacted by the vesting of restricted stock, which provided an income tax deduction in excess of the compensation deduction for GAAP purposes.

As of September 30, 2019, the Company had a $19.1 million valuation allowance to reserve net state and federal deferred tax assets.

9. STOCK-BASED COMPENSATION

The Company recognized $0.5 million and $0.6 million in non-cash, stock-based compensation expense for the third quarter of 2019 and 2018, respectively, and $1.6 million and $1.8 million in non-cash, stock-based compensation expense for the nine-month periods ended September 30, 2019 and 2018, respectively.  During the first nine months of 2019, the Company granted an aggregate of 510,684 shares of restricted stock at a weighted average value of $2.37 per share under its 2005 Executive Incentive Compensation Plan, as amended and restated. Most restricted shares vest in three equal installments on the first, second and third anniversaries of the grant date, or cliff vest in five years. During the first nine months of 2019, the Company granted an aggregate of 90,000 shares of restricted stock under its Non-Employee Directors’ Restricted Stock Plan, as amended, at an average fair market value of $2.30 per share. The directors’ restricted shares vest on the first anniversary of the grant date. Unearned compensation expense is amortized into expense on a straight-line basis over the requisite service period for the entire award. As of September 30, 2019 and 2018, the total compensation expense not yet recognized related to all outstanding restricted stock awards was $2.6 million and $3.8 million, respectively.

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

The following table sets forth our sales by product classification as a percentage of total sales:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Millwork products (1)	46%	47%	47%	47%
Building products (2)	47%	44%	46%	44%
Wood products (3)	7%	9%	7%	9%
Total net product sales	100%	100%	100%	100%
(1)	Millwork products generally include exterior and interior doors, pre-hung door units, windows, mouldings, frames, stair parts and columns.
(2)	Building products generally include composite decking, connectors, fasteners, housewrap, siding, roofing products, insulation and other miscellaneous building products.
(3)	Wood products generally include engineered wood products and other wood products, such as lumber and panels.

Industry Conditions

New housing activity in 2019 continues to trend below the historical annual average of 1.4 million total housing starts from 1959 to 2018 based on statistics tracked by the United States Census Bureau. Total housing starts were approximately 1.2 million in 2018. Through September 30, 2019, based on the most recent data provided by the United States Census Bureau, total new housing starts were 1.3% below 2018 levels for the corresponding nine month period.  Single family starts were 1.8% below 2018 levels for the corresponding nine-month period.

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

Critical Accounting Policies

We prepare our condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles, which requires management to make estimates and assumptions. Management bases these estimates and assumptions on historical results and known trends as well as management forecasts. Actual results could differ from these estimates and assumptions and these differences may be material. For a discussion of our significant accounting policies and estimates, see our Annual Report on Form 10-K for the year ended December 31, 2018 in Part II, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies.” During the nine months ended September 30, 2019, there were no material changes to the critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the year ended December 31, 2018.

Results of Operations

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

Net sales were $215.7 million in the third quarter of 2019, which was $6.3 million, or 2.8%, lower than the third quarter of 2018.  The decrease in net sales was primarily attributed to a modest softening in certain market segments we serve as well as a competitive pricing environment, particularly among commodity products.  During the third quarter of 2019, we continued to experience carryover effect of the temporary disruption which impacted sales subsequent to our major enterprise system upgrade during the second quarter.

Millwork product sales decreased 5.0% in the third quarter of 2019 to $99.6 million, compared to $104.8 million in the third quarter of 2018, building products sales increased 3.6% in the third quarter of 2019 to $100.4 million, compared to $96.9 million in the third quarter of 2018, and wood product sales decreased 22.7% in the third quarter of 2019 to $15.7 million, compared to $20.3 million in the third quarter of 2018. Millwork was the product category most impacted by the temporary disruption from our system upgrade.  The proportionate increase in sales of building products was generally consistent with our strategic growth initiatives.  Wood product sales were negatively impacted by underlying market segment softening in certain parts of the country, a competitive market and by commodity pricing.

Gross margin was $44.7 million in the third quarter of 2019, compared to $44.6 million in the third quarter of 2018. As a percentage of sales, gross margin was 20.7% in the third quarter of 2019, compared to 20.1% in the third quarter of 2018. Gross margin improvement was generally related to product mix as well as a concerted effort to focus on higher margin opportunities.

Operating expenses increased $0.3 million to $41.4 million in the third quarter of 2019, compared to $41.1 million in the third quarter of 2018.  Personnel costs decreased $0.3 million as lower compensation and contract labor costs were partially offset by higher medical expenses. Non-personnel costs increased $0.6 million for the quarter primarily due to maintenance costs and depreciation, including software depreciation from our recent enterprise resource planning system upgrade. Other decreases in non-personnel expenses were offset by higher rent from our operating facilities, including expansion efforts. As a percentage of sales, operating expenses were 19.2% in the third quarter of 2019 compared to 18.5% in 2018.

Net interest expense was $1.7 million in the third quarter of 2019 and $1.8 million in the third quarter of 2018 as the impact of lower average borrowing was offset by higher interest rates.

Income tax expense was zero for the quarter ended September 30, 2019, as compared to $0.5 million for the quarter ended September 30, 2018.

As a result of the foregoing factors, we reported income from continuing operations of $1.6 million for the quarter ended September 30, 2019, compared to income from continuing operations of $1.2 million for the quarter ended September 30, 2018.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Net sales were $631.6 million in the first nine months of 2019, which was $11.8 million, or 1.8%, lower than the first nine months of 2018.  The decrease in net sales was primarily attributed to a modest softening in the markets we serve.  We also completed a major enterprise resource planning system upgrade in the second quarter of 2019 which caused some temporary disruption and impacted our sales.  The disruption impacted sales for portions of our second and third quarters.

Millwork product sales decreased 3.0% in the first nine months of 2019 to $294.3 million, compared to $303.5 million in the first nine months of 2018, building products sales increased 2.7% in the first nine months of 2019 to $289.7 million, compared to $281.9 million in the first nine months of 2018, and wood product sales decreased 17.9% in the first nine months of 2019 to $47.6 million, compared to $58.0 million in the first nine months of 2018. Millwork was the product category most impacted by the temporary disruption from our system upgrade.  The proportionate increase in sales of building products was generally consistent with our strategic growth initiatives.  Wood product sales were negatively impacted by underlying market segment softening in certain parts of the country, a competitive market and by commodity pricing.

Gross margin was $126.4 million in the first nine months of 2019, compared to $128.3 million in the first nine months of 2018. As a percentage of sales, gross margin was 20.0% in the first nine months of 2019, compared to 19.9% in the first nine months of 2018. The gross margin percentage reflects the favorable impact from our focus on higher margin sales opportunities, partially offset by the change in product mix consistent with the disproportionate increase in the building products category.

Operating expenses decreased $1.2 million to $122.0 million in the first nine months of 2019, compared to $123.2 million in the first nine months of 2018.  Personnel costs decreased $0.7 million as lower wages and variable compensation costs were offset by a significant increase in medical costs, which were $1.6 million higher than in 2018, driven by higher claims. Non-personnel costs decreased $0.5 million in the first nine months of 2019 primarily due to non-recurring litigation and settlement costs of approximately $3.3 million in 2018, which were largely offset by increases in facility costs, including increases from expansion efforts, depreciation and amortization, including costs from our recent software upgrade, and higher maintenance costs. As a percentage of sales, operating expenses were 19.3% in 2019 compared to 19.1% in 2018. Adjusted for non-recurring litigation and settlement costs, our operating expenses were 18.6% in 2018.

Net interest expense was $5.2 million in the first nine months of 2019 compared to $4.6 million in the first nine months of 2018.  The increase was primarily due to higher average interest rates in the first nine months of 2019 compared to the first nine months of 2018.

Income tax expense was $11.1 million for the first nine months of 2019, as compared to an income tax benefit of $0.4 million for the first nine months of 2018. We recorded a tax charge of $11.8 million in 2019 related to an increase in our deferred tax asset valuation allowance.  The increase was required as realization of the net deferred asset no longer meets the more-likely-than-not criterion under US GAAP.  Most of the Company’s net deferred tax asset is comprised of federal tax loss carryforwards which will begin expiring in 2030.  The deferred tax valuation allowance is assessed each reporting period and the amount of net deferred tax assets considered realizable could be adjusted in future periods based on the Company’s financial performance.  The net operating loss carryforwards remain available to offset future taxable income.

As a result of the foregoing factors, we reported a loss from continuing operations of $11.9 million for the nine months ended September 30, 2019, compared to income from continuing operations of $0.9 million for the nine months ended September 30, 2018.

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

At September 30, 2019, we had $43.6 million of excess committed borrowing availability and $2.9 million cash.

Operations.  Cash used in operating activities was $10.5 million during the first nine months of 2019, compared to cash used in operating activities of $57.1 million during the first nine months of 2018. Accounts receivable increased by $19.5 million during the first nine months of 2019, compared to an increase of $29.5 million in the prior-year corresponding period. The increase in accounts receivable over the first nine months of the year was a result of the normal seasonality of our business. Our inventory levels increased $8.7 million during the first nine months of 2019 largely driven by the normal seasonal build for increased sales activity. Inventory increased $41.8 million in the comparative prior-year period driven by normal seasonal build and by expansion of our Huttig-Grip product line.  These working capital increases were offset by an increase in accounts payable of $16.9 million and $13.7 million in 2019 and 2018, respectively, primarily as a result of our inventory build for the respective periods. The accounts payable increase relative to the increase in inventories in 2018 was impacted in part by shorter payment terms to suppliers on internationally-sourced Huttig-Grip products.

Investing.  During the first nine months of 2019, net cash used in investing activities was $1.2 million compared to $5.9 million for the corresponding period in 2018 and was largely used for replacement equipment at various distribution centers.

Financing.  Cash provided by financing activities of $13.8 million during the first nine months of 2019 reflected net borrowings of $13.9 million offset by $0.1 million for the repurchase of shares to satisfy employee tax withholdings on stock-based awards.  Cash provided by financing activities of $64.2 million in the first nine months of 2018 reflected net borrowings of $64.6 million offset by $0.4 million for the repurchase of shares to satisfy employee tax withholdings on stock-based awards. Net borrowings in 2018 were impacted by our Huttig-Grip inventory increase.

We believe cash generated from operations and funds available under the credit facility will provide sufficient funds to meet our operating needs for at least the next twelve months. At September 30, 2019, the minimum fixed charge coverage ratio (“FCCR”) was not required to be tested, as excess borrowing availability was greater than the minimum threshold. However, if our availability had fallen below that threshold, we would not have met the minimum FCCR. If we are unable to maintain excess borrowing availability of more than the applicable amount in the range of $17.5 million to $31.3 million and we do not meet the minimum FCCR, the lenders would have the right to terminate the loan commitments and accelerate the repayment of the entire amount outstanding under the credit facility. The lenders could also foreclose on our assets that secure the credit facility. If the credit facility was terminated, we would be forced to seek alternative sources of financing, which may not be available on terms acceptable to us, or at all.

Goodwill Analysis

We review goodwill annually for impairment, or more frequently if Company or market conditions indicate reporting units may be at risk of impairment.  Our last annual review was performed as of December 31, 2018 when our market capitalization was $48.4 million, which was below the carrying value of equity. At December 31, 2018, no indicators of impairment were identified.  As of September 30, 2019, our market capitalization was $55.7 million, which was 7.9% above the carrying value of equity, although during the quarter ended September 30, 2019 our market capitalization fell briefly below carrying value of equity.

As of September 30, 2019, we concluded that it is more likely than not the implied fair value of goodwill remains in excess of its carrying value of $9.5 million.  Changes in our assumptions or forecasts, a reduction of economic activity in the markets in which we operate, or an erosion of our market capitalization may result in impairments in future periods.

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

ITEM 4 — CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures – The Company, under the supervision and with the participation of our Disclosure Committee and management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2019 in all material respects to (a) cause information required to be disclosed by us in reports that we file or submit under the U.S. Securities and Exchange Commission’s rules and forms and (b) cause such information to be accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control Over Financial Reporting – The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors. Based on our evaluation under the framework in Internal Control-Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of September 30, 2019.

Changes in Internal Control of Financial Reporting – In conjunction with the adoption of ASC Topic 842, effective January 1, 2019, we implemented a lease accounting system and related processes and internal controls over financial reporting. There were no other changes that occurred during the quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Date: October 29, 2019
Jon P. Vrabely
President and Chief Executive Officer
(Principal Executive Officer)

HUTTIG BUILDING PRODUCTS, INC.

/s/ Philip W. Keipp
Date: October 29, 2019
Philip W. Keipp
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)