Form 10-K
period 2019-12-31
HUTTIG BUILDING PRODUCTS INC
filed 2020-03-03
CIK 1093082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit).Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act: Large Accelerated Filer☐ Accelerated Filer ☒ Non-Accelerated Filer ☐ Smaller Reporting Company ☒ Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No  ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of the last business day of the quarter ended June 30, 2019 was approximately $63 million. For purposes of this calculation only, the registrant has excluded stock beneficially owned by the registrants’ directors and officers. By doing so, the registrant does not admit that such persons are affiliates within the meaning of Rule 405 under the Securities Act of 1933 or for any other purposes.

The number of shares of Common Stock outstanding on February 18, 2020 was 26,823,683 shares.

DOCUMENTS INCORPORATED HEREIN BY REFERENCE.

Parts of the registrant’s definitive proxy statement for the 2020 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

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

There are a number of factors, some of which are beyond our control that could cause our actual results to differ materially from those expressed or implied in the forward-looking statements. These factors include, but are not limited to: the success of our growth initiatives; expansion of the Huttig-Grip product line; the strength of new construction, home improvement and remodeling markets and the recovery of the homebuilding industry to levels consistent with the historical average total housing starts from 1959 to 2019 of approximately 1.4 million starts based on statistics tracked by the U.S. Census Bureau (“Historical Average”); the cyclical nature of our industry; our ability to comply with, and the restrictive effect of, the financial covenant applicable under our credit facility; risks of international suppliers; global health concerns; product liability claims and other legal proceedings; commodity prices; stock market volatility; stockholder activist disruption; current or future litigation; information technology failures, network disruptions, cybersecurity attacks or breaches in data security; termination of key supplier relationships; our failure to attract and retain key personnel; goodwill impairment; deterioration of our customers’ creditworthiness or our inability to forecast such deteriorations; the loss of a significant customer; the cost of environmental compliance, including actual expenses we may incur to resolve proceedings we are involved in arising out of a formerly owned facility in Montana; competition with existing or new industry participants; deterioration in our relationship with our unionized employees, including work stoppages or other disputes; funding requirements for multi-employer pension plans for our unionized employees; significant uninsured claims; the integration of any business we acquire and the liabilities of such businesses; the seasonality of our operations; federal and state transportation regulations; fuel cost increases; any limitations on our ability to utilize our deferred tax assets to reduce future taxable income and tax liabilities; risks associated with our private brands; uncertainties resulting from changes to United States and foreign laws, regulations and policies; the potential impact of changes in tariff costs, including tariffs on imported steel and aluminum, and potential anti-dumping or countervailing duties; and those factors set forth under Part I, Item 1A – “Risk Factors.” These factors may not constitute all factors that could cause actual results to differ from those discussed in any forward-looking statement. Accordingly, forward-looking statements should not be relied upon as a predictor of actual results.

PART I

ITEM 1—BUSINESS

General

In this Annual Report, when we refer to “Huttig,” the “Company,” “we” or “us,” we mean Huttig Building Products, Inc. and its subsidiary unless the context indicates otherwise.

Huttig Building Products, Inc., a Delaware corporation incorporated in 1913, was founded in 1885 and is a leading domestic distributor of millwork, building materials and wood products used principally in new residential construction and in-home improvement, remodeling and repair work. We purchase from leading manufacturers and distribute our products through 27 wholesale distribution centers serving 41 states. Our distribution centers sell principally to building materials dealers, national buying groups, home centers and industrial users, including makers of manufactured homes. For the year ended December 31, 2019, we generated net sales of $812.0 million.

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

We serve our customers, whether they are a local dealer or national account, through our 27 wholesale distribution centers. Our broad geographic footprint enables us to work with our customers and suppliers to ensure that local inventory levels, merchandising, purchasing and pricing are tailored to the requirements of each market. Each distribution center also has access to our single-platform nationwide inventory management system. This provides the local manager with real-time inventory availability and pricing information. We support our distribution centers with credit and financial management, training and marketing programs and human resources expertise. We believe that these distribution capabilities and efficiencies provide a competitive advantage that allows us to deliver quality products in a timely manner and allow for the efficient operation of our customers’ and vendors’ supply chain, as compared to many local and regional competitors.

Industry Characteristics and Trends

The residential building materials distribution industry is characterized by its substantial size, a highly fragmented ownership structure and an increasingly competitive environment. The industry serves two market categories: (i) new residential construction and (ii) home improvement, repair and remodeling.

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

New housing activity in the United States has shown modest improvement each year since 2009, the trough period of the housing downturn.  However, 2019 activity was still below the Historical Average of total housing starts of approximately 1.4 million. Total new housing starts in the United States were approximately 1.3 million, 1.3 million and 1.2 million in 2019, 2018 and 2017, respectively.  Total new single family housing starts were 0.9 million, 0.9 million and 0.8 million in 2019, 2018 and 2017, respectively, based on data from the U.S. Census Bureau.

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

•

General building products, such as fasteners and connectors, roofing, siding, insulation, flashing, housewrap, decking, railing and other miscellaneous building products. Key brands in this product category include Huttig-Grip, Louisiana-Pacific, Simpson Strong-Tie, TimberTech, AZEK, RDI, GAF Roofing, Maibec, Knauf, GCP Technologies, Fiberon, Alpha Protech, MFM, Lomanco and Fortifiber; and

•

Wood products, including engineered wood used in floor systems, wood panels and lumber. The engineered wood product line offers us the ability to provide our customers with value-added services, such as floor system take-offs, cut-to-length packages and just-in-time, cross-dock delivery capabilities. As such, engineered wood is our primary focus within this category. Key brands in this product category include Louisiana-Pacific and Rosboro.

The following table shows the percentage of our net sales represented by our three main product categories for each of the prior three years. Changes in commodity pricing, products and unit volumes could affect our product mix on a year-to-year basis.

	2019	2018	2017
Millwork	47%	48%	51%
Building Products	45%	43%	40%
Wood Products	8%	9%	9%

Customers

During 2019, we served approximately 3,500 customers, with one customer, Lumbermen’s Merchandising Corporation (“LMC”) accounting for 15% of our sales in 2019, and 14% of our sales in each of 2018 and 2017. LMC is a buying group representing multiple building material dealers. Our top 10 customers accounted for approximately 44% of our total sales in 2019.

Building materials pro dealers represent our single largest customer group. Within the pro dealer category, a large percentage of our sales are to national accounts, including buying groups. These are large pro dealers, or groups of pro dealers, that generally operate in more than one state or region. We also sell to short line specialty dealers that focus on specific segments of the building industry, national retail home centers, and manufactured housing. We believe that our size, which lets us purchase in bulk, achieve operating efficiencies, operate on a national scale, and offer competitive pricing, makes us well suited to service the various segments of the dealer community. Our sales to national accounts, including buying groups, were 48% in 2019 and 49% in both 2018 and 2017.

Organization

Huttig operates on a nationwide basis. Customer sales are conducted through 27 distribution centers serving 41 states. Administrative and executive management functions are centralized at our headquarters located in

St. Louis, Missouri. We believe this structure allows us to serve our customers better through closer proximity to their operations, while being able to take advantage of certain efficiencies of scale that come from our size.

Headquarter functions include those activities that can be shared across our full distribution platform. These include financial management, information technology, human resources, legal, international procurement, internal audit and treasury, along with corporate operations, marketing and product management groups.

Operating responsibility resides with each distribution center’s general manager. The general manager is responsible for daily operations, including sales, purchasing, personnel and logistics. Each distribution center generally maintains its own sales, warehouse and logistics personnel supported by a small administrative team.

Sales

Sales responsibility principally lies with general managers at our distribution centers. The sales function is generally divided into two channels: outside sales and inside sales. Our outside field representatives make on-site calls to local and regional customers. Our inside sales people generally receive and enter orders from customers and support our outside sales function. In addition, we maintain a national account sales team to serve national customers. Our outside sales force is generally compensated by a base salary, or draw plus commissions determined primarily on profit margin.

Distribution Strategy and Operations

While we believe a nationwide reach is critical, the local distribution center is still the principal focus of our operations, and we tailor our business to meet local demand and customer needs. We customize product selection, inventory levels, service offerings and prices to meet local market requirements. With the exception of one distribution center, we support this strategy through our single platform information technology system. This system provides real-time access to pricing, inventory availability, margin analysis and product information both by location and for our entire network of distribution centers. More broadly, our sales force, in conjunction with our product management teams, works with our suppliers and customers to determine the appropriate mix, quantity and pricing of products suited to each local market.

We purchased products from over 700 different suppliers in 2019. We generally negotiate with our major suppliers on a national basis to leverage our total volume purchasing power, which we believe provides us with an advantage over our locally-based competitors. The majority of our purchases are made from suppliers that offer payment discounts and volume-related incentive programs. Although we generally do not have exclusive distribution rights for our key products and we do not have long-term contracts with many of our suppliers, we believe our national footprint, buying power and distribution network make us an attractive distributor for many manufacturers. Moreover, our long operating history has allowed us to forge long-standing relationships with many of our key suppliers who rely on us as a critical part of their supply chain.

We regularly evaluate opportunities to introduce new products. This is primarily driven by opportunities created by customer demand or market requirements. We have found that customers generally welcome a greater breadth of product offering as it can improve their purchasing and operating efficiencies by providing “one stop” shopping. Similarly, selectively broadening our product offering enables us to drive additional products through our distribution system, thereby increasing the efficiency of our operations by better leveraging our existing infrastructure.  The benefit created by this operating leverage may be offset by the cost to establish the new product line, expand our facilities and purchase the inventory.  Beginning in 2017, we expanded the scope of our international sourcing activities for our private label products which offers the opportunity to increase margins, but the longer lead-times on internationally sourced products also generally require an increased investment in inventory. We are also investing in automated, high-capacity, pre-finish door lines and focusing sales resources for further penetration of the home improvement, repair and remodel market.

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

The principal factors on which we compete are pricing, product availability, service and delivery capabilities, ability to assist with problem solving, customer relationships, geographic coverage and breadth of product offerings.

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

Seasonality, Market Conditions and Working Capital

Various cyclical and seasonal factors, such as general economic conditions and weather, historically have caused our results of operations to fluctuate from period to period. Specifically, these factors include levels of new construction, home improvement and remodeling activity, weather, interest rates and other local, regional and national economic conditions.  Our size, extensive nationwide operating model, and the geographic diversity of our distribution centers to some extent mitigate our exposure to these cyclical and seasonal factors.

Our results of operations are affected by new housing activity in the United States. In 2019, total housing starts increased approximately 3%, to 1.3 million, but were still below the Historical Average of approximately 1.4 million. Based on the current level of housing activity and industry forecasts, we expect new housing activity to continue its moderate increase in 2020, but we cannot be certain.

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

We depend on cash flow from operations and funds available under our revolving credit facility to finance seasonal working capital needs, capital expenditures, investments in our product lines, including Huttig-Grip, and any acquisitions we may undertake. Typically, our working capital requirements are greatest in the second and third quarters, due to the seasonal nature of our business. The second and third quarters also tend to be our strongest operating quarters, largely due to more favorable weather throughout many of our markets compared to the first and fourth quarters. We typically generate cash from working capital reductions in the fourth quarter of the year and build working capital during the first quarter in preparation for our second and third quarters. We also maintain significant inventories to meet the rapid delivery requirements of our customers and to enable us to obtain favorable pricing, delivery and service terms with our suppliers.  In 2019, our working capital was impacted significantly as we continued to invest in inventory related to the growth of our Huttig-Grip product line. We source our private label product internationally and domestically. Sourcing Huttig-Grip products internationally requires longer lead-times and higher inventory levels to ensure available supply, but it also provides the opportunity for higher margins.  Generally, internationally-sourced products are financed upon shipment from the port of origin, thus resulting in lower levels of accounts payable.

As a percentage of total current assets, inventories were 65% and 61% and accounts receivable were 28% and 32%, each respectively at December 31, 2019 and 2018. We also closely monitor operating expenses and inventory levels during seasonally affected periods and, to the extent possible, manage variable operating costs to minimize seasonal effects on our profitability.

Credit

Huttig maintains an overall credit policy for sales to customers and delegates responsibility for most credit decisions to regional credit personnel. Our credit policies, together with careful monitoring of customer balances, have resulted in bad debt expense of less than 0.2% of revenue in each of 2019, 2018 and 2017. Approximately 99% of our sales in 2019 were to customers to whom we had provided credit for those sales.

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

Trade Names

Historically, Huttig has operated under various trade names in the markets we serve, retaining the names of acquired businesses for a period of time to preserve local identification, including our acquisition of BenBilt Building Systems LP (“BenBilt”) in April 2016. To capitalize on our national presence, all of our distribution centers operate under the primary trade name “Huttig Building Products” with the exception of BenBilt. Huttig has no material patents, trademarks, licenses, franchises or concessions other than BenBilt®, Endocote Finishing System®, the Huttig Building Products® name and logo, Huttiguard®, Huttig-Guard®, Huttig-Guard Pro®, Huttig-Guard Premium®, Huttig-Guard Platinum®, No-Split®, Huttig-Grip®, and Huttig-Spin®  which are registered trademarks.

Employees

As of December 31, 2019, we employed approximately 1,364 people, of which approximately 13% were represented by one of eight unions. We have not experienced any significant strikes or other work interruptions in recent years and have maintained generally favorable relations with our employees.

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

Our ability to successfully execute on our growth initiatives is subject to various risks and uncertainties.  Although we believe that our growth strategy will lead to long-term growth in revenue and profitability, there can be no assurance regarding the timing of or extent to which we will realize the anticipated benefits, if at all. Further, the anticipated benefits from these efforts are based on several assumptions that may prove to be inaccurate.  Our failure to realize the anticipated benefits, which may be due to our inability to execute on portions of our growth strategy or as a result of the impact of the other risks described herein, could have a material adverse effect on our business, financial condition, and results of operations.

In execution of our growth initiatives, we may experience higher-than-expected expenses without accompanying current revenues and, therefore, this strategy may be dilutive to our earnings in the short term or longer. Our growth initiatives also require a significant investment in working capital which could have a material adverse effect on our liquidity.  There can be no assurance regarding the timing of or the extent to which we will realize the anticipated benefits of these investments in our Company and other costs, if at all.

Our growth initiatives require significant financial and other resources along with significant management attention, which could result in the diversion of these resources from our core business and other business issues and opportunities. Failure to manage growth effectively, or obtain necessary working capital to support our growth initiatives, could have a material adverse effect on our business, financial condition, and results of operations.

Our growth initiatives require a significant investment in inventories, including new or expanded product lines which, if excessive, could negatively impact our results of operations and liquidity.

Many of the products included in our growth initiatives are sourced internationally and represent newer or expanded product lines for the majority of our distribution centers.  These initiatives are also designed to drive sales, including to new customers not historically serviced by us. If sales expectations are not met, or if the products we purchase do not readily sell, we may have excess or obsolete inventories, which could have a material adverse effect on our results of operations, financial position, and liquidity.

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

New housing activity in the United States has shown modest improvement since 2009. However, 2019 activity of 1.3 million was still below the Historical Average of approximately 1.4 million starts.  Based on the current level of housing activity and industry forecasts, we expect new housing activity to continue its moderate increase, but we cannot be certain.  There can be no assurance that the U.S. housing market will grow and develop in a manner consistent with our expectations. A prolonged downturn in current construction levels or any significant downturn in the major markets we serve or in the economy in general could have a material adverse effect on our operating results, liquidity and financial condition, including but not limited to our ability to comply with the financial covenant under our credit facility and could cause an impairment due to the implied valuation of our goodwill.  Reduced levels of construction activity may result in continued intense price competition among building materials suppliers, which may adversely affect our gross margins.  Further, we extend credit to numerous customers who are generally susceptible to the same economic business risks as we are.  Adverse homebuilding market conditions could result in financial failures of one, or more, of our significant customers and we may not necessarily be aware of any deteriorations in our customers’ position.

The industry in which we compete is highly cyclical, and any cyclical market factors resulting in lower demand or increased supply could have a materially adverse impact on our financial results.

The building products distribution industry is subject to cyclical market pressures caused by a number of factors that are beyond our control, such as general economic and political conditions, inventory levels of new and existing homes for sale, levels of new construction, home improvement and remodeling activity, interest rates and population growth.  The supply of building products fluctuates based on available manufacturing capacity, and excess capacity in the industry can result in significant declines in market prices for those products.  To the extent that cyclical market factors adversely impact overall demand for building products or the prices that we can charge for our products, our net sales and margins would likely decline in the same time frame as the cyclical downturn occurs.  Because much of our overhead and expense is relatively fixed in nature, a decrease in sales and margin generally has a significant adverse impact on our business, financial condition, and results of operations.  To the extent our customers experience downturns in their business, our ability to collect our receivables could be adversely affected.  Finally, the unpredictable nature of the cyclical market factors that impact our industry make it difficult to forecast our operating results.

If we are unable to meet the financial covenant under our credit facility, the lenders could elect to accelerate repayment of the outstanding balance and, in that event, we would be forced to seek alternative sources of financing.

We fund our working capital by borrowing funds under a $250.0 million asset-based senior secured revolving credit facility, which contains a minimum fixed charge coverage ratio (“FCCR”) that is tested if our excess borrowing availability, as defined in the facility, reaches an amount in the range of less than $17.5 million to $31.3 million depending on our borrowing base at the time of testing. For 2019, the minimum FCCR was not required to be tested as excess borrowing availability was greater than the minimum threshold but, if we had been unable to maintain excess borrowing availability of more than the applicable amount in the range of $17.5 million to $31.3 million as required, we would not have met the minimum required FCCR at December 31, 2019. If in the future, we fail to meet the required FCCR and are unable to maintain excess borrowing availability of more than the applicable required amount, our lenders would have the right to terminate the loan commitments and accelerate the repayment of the entire amount outstanding under the credit facility. Our lenders also could foreclose on our assets that secure our credit facility. In that event, we would be forced to seek alternative sources of financing, which may not be available on terms acceptable to us or at all.

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

We use international vendors for the supply of certain products.  Global sourcing and foreign trade involve numerous factors, uncertainties, and risks, some of which are beyond our control, including increased shipping costs, increased import duties, more restrictive quotas, loss of most favored nation trading status, currency fluctuation, work stoppages, transportation delays, port of entry issues, economic uncertainties such as inflation, foreign government regulations, political unrest, natural disasters, war, terrorism, trade restrictions, sanctions and disputes, political instability, the financial stability of vendors, merchandise quality issues, and tariffs and other import taxes.  Additionally, products acquired from international sources are generally paid for before leaving the international port, and require longer lead times due to production scheduling and transit requirements, which can negatively impact our liquidity.  Operating in the international marketplace requires us to comply with U.S. and foreign laws and regulations applicable to our foreign operations, such as the Foreign Corrupt Practices Act and its counterparts in other foreign jurisdictions in which we operate.  Negative press or reports about internationally manufactured products, which have become increasingly prominent, may sway public opinion, and thus customer confidence, away from the products sold by us. These and other issues affecting our international operations and vendors could have a material adverse effect on our business, financial condition and results of operations.

The U.S. government frequently imposes new tariffs which have resulted in increased prices and could adversely affect our consolidated results of operations and financial position.  Additionally, international sourcing of certain of our products may subject us to anti-dumping or countervailing duties imposed by the U.S. government in response to other countries dumping steel or aluminum products in the United States below fair market value.  Anti-dumping or countervailing duties may increase the cost of our internationally sourced products imported into the United States, and in the case of retrospective application, we may become subject to additional costs for previously sourced products and unable to recoup the increased cost from international companies, all of which could have a material adverse impact on our financial condition or results of operations.  The tariffs, along with any new or additional tariffs, trade restrictions or duties that are unpredictable but may be implemented by the United States or other countries, could result in increased prices and have an adverse effect on our results of operations.

The impact of the coronavirus outbreak, or similar global health concerns, could negatively impact our ability to source certain products, impact product pricing, or have a negative impact on our business.

Our use of international suppliers for production and shipping of certain products could be negatively impacted by the regional or global outbreak of illnesses, including the novel coronavirus.  Any quarantines, labor shortages or other disruptions to our suppliers and their contract manufacturers or our customers would likely adversely impact our sales and operating results. In addition, a significant outbreak of epidemic, pandemic, or contagious diseases in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect the supply or demand for our products. Order lead times could be extended or delayed and pricing could increase.  Some products or services may become unavailable if the regional or global spread were significant enough to prevent alternative sourcing.  To date, the outbreak of coronavirus has not significantly impacted our operations, although we believe certain of our suppliers may have been negatively impacted.  Accordingly, we are considering alternative product sourcing in the event that product supply becomes problematic.  We are unable to predict the possible future effect on our Company if coronavirus or another such virus continues to expand globally.

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

The market price and liquidity of our common stock could be subject to wide fluctuations in response to numerous factors, many of which are beyond our control. These factors include, among other things, our limited trading volume, actual or anticipated variations in our operating results and cash flow, the nature and content of our earnings releases, announcements or events that impact our business and the general state of the securities market, as well as general economic, political and market conditions and other factors that may affect our future results. In 2019, the price of our common stock varied significantly. Stockholders may have incurred substantial losses with regard to any investment in our common stock, adversely affecting stockholder confidence.

Stockholder activists could cause a disruption to our business.

In recent years, stockholder activists have become involved in numerous public companies.  Stockholder activists frequently propose to involve themselves in the governance, strategic initiatives and operations of public companies.  Such proposals may disrupt our business and divert management and employee attention, and any perceived uncertainties as to our future direction resulting from such a situation could result in the loss of potential business opportunities, interfere with our ability to execute our growth initiatives, be exploited by our competitors, cause concern to our current or potential customers, and make it more difficult to attract and retain qualified personnel and business partners, all of which could adversely affect our operations.  In addition, a proxy contest for the election of directors at our annual meeting could require us to incur significant legal fees and proxy solicitation expenses.   Actions of activist stockholders may cause significant fluctuations in our stock prices based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.

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

Additionally, in the event of litigation, we may sustain significant damages or settlement expenses (regardless of merit), litigation expenses and significant harm to our reputation.  Any amount that we may be required to pay to satisfy a judgment or settlement may not be covered by insurance. Filing claims under these policies may result in our inability to maintain adequate liability insurance at acceptable costs or on favorable terms.  Under our charter and the indemnification agreements that we have entered into with our directors and officers and third parties, we are required to indemnify and advance expenses to them in connection with their participation in certain proceedings. There can be no assurance that any of these payments will not be material.

We may be subject to information technology system failures, network disruptions, cybersecurity attacks and breaches in data security, which may materially adversely affect our financial condition, results of operations and business.

We depend on information technology, including our own information technology system and third party telecommunications facilities, as an essential element to sustain our operations.  Our system enables us to interface with our local distribution centers and customers, as well as to maintain and timely update financial and business records.  Additionally, in 2019, we implemented an upgraded financial reporting and data analysis system to support the Company’s strategic initiatives and improve efficiency of planning and analysis. Implementing reporting and data tools involves changes to business processes and extensive organizational training. The changes, which caused some temporary disruption to our business in 2019, may cause the Company to experience additional temporary business and information technology disruptions that could adversely affect the Company's business, financial condition and results of operations.

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

Our future success depends, to a significant extent, upon the continued service of our executive officers and other key management and sales personnel and on our ability to continue to attract, retain and motivate qualified personnel.  If the price of our common stock performs poorly, such performance may adversely affect our ability to retain or attract key personnel.  If we are unable to continue to provide attractive equity compensation awards or other compensation incentives for any reason, we may be unable to retain and motivate existing personnel and recruit new personnel.  The loss of the services of one or more key employees or our failure to attract, retain and motivate qualified personnel could have a material adverse effect on our business.  In addition, the tight labor market and low unemployment levels may impact our ability to hire and retain qualified personnel at our distribution centers.

Goodwill is tested for impairment at least annually, which could result in a material non-cash write-down.

Goodwill is subject to impairment tests at least annually, and between annual tests in certain circumstances.  We have incurred non-cash impairment charges in prior years.  At December 31, 2019, we reported goodwill of $9.5 million. We may be required to incur additional non-cash impairment charges in the future that could have a material adverse effect on our operating results.

A significant portion of our sales are on credit to our customers. Material changes in their creditworthiness or our inability to forecast deterioration in their credit position could have a material adverse effect on our operating results, cash flow and liquidity.

The majority of our sales are on account where we provide credit to our customers.  In 2019, bad debt expense to total net sales was less than 0.2%. Our customers are generally susceptible to the same economic business risks as we are.  Furthermore, we may not necessarily be aware of any deterioration in their financial position.  If our customers’ financial positions become impaired, it could have a significant adverse impact on our bad debt exposure and could have a material adverse effect on our operating results, cash flow and liquidity.

A significant portion of our sales are concentrated with a relatively small number of customers. A loss of one or more of these customers could have a material adverse effect on our business, financial condition, and results of operations.

In 2019, our top ten customers represented 44% of our sales, with one customer accounting for 15% of our sales.  This customer is a buying group for multiple building material dealers.  Although we believe that our relationships with our customers are strong, the loss of one or more of these customers could have a material adverse effect on our business, financial condition, and results of operations.

We face risks of incurring significant costs to comply with environmental regulations.

We are subject to federal, state and local environmental protection laws and regulations and may have to incur significant costs to comply with these laws and regulations in the future. Enactment of new environmental laws or regulations, or changes in existing laws or regulations, might require us to make significant expenditures or restrict operations.  Some of our current and former distribution centers are located in areas where environmental contamination may have occurred, and for which we, among others, could be held responsible. As a result, we may incur material environmental liabilities in the future with respect to our current or former distribution center locations. In addition, we may also be held responsible for environmental liabilities associated with products that we distribute or have distributed in the past. For example, we are required to remediate a property formerly owned by us in Montana pursuant to a unilateral administrative order issued by the Montana Department of Environmental Quality (“DEQ”). Although we believe we have accurately estimated the cost of implementing the remediation work at the site based on the information we have currently, we cannot provide assurance of the total cost of implementing the final remediation work at the site due to the currently unknown variables relating to the actual levels of contaminants and additional sampling and testing to ensure the remediation will achieve the projected outcome required by the DEQ.  Our total cost of implementing the final remediation work at the site may exceed the amounts we have accrued for the matter and thereby could negatively impact our business, financial condition and results of operations.

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

Approximately 13% of our employees were members of labor unions as of December 31, 2019 and are represented by eight collective bargaining agreements.  We may become subject to significant wage increases or additional work rules imposed by future agreements with labor unions representing our employees. Any such cost increases or new work rule implementation could materially increase our operating expenses.  In addition, although we have not experienced any strikes or other significant work interruptions in recent years and have maintained generally favorable relations with our employees, no assurance can be given that there will not be any work stoppages or other labor disturbances in the future, which could have a material adverse effect on our business, financial condition, and results of operations.

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

In addition, our insurance underwriters require collateral, generally in the form of letters of credit, which reduce our borrowing availability under our senior secured credit facility. As of December 31, 2019, we had $3.2 million in letters of credit outstanding. Changes in the actual number of large claims could increase our collateral requirements and reduce our borrowing availability under our credit facility.

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

We may be exposed to successor liability and other liabilities relating to the historical operations of our predecessors or actions by an acquired business before the acquisition, including, but not limited to, anti-corruption, import-export, product-related and other health-based claims, environmental and other matters, which could also result in significant liabilities and/or civil or criminal penalties.  We also may assume liabilities in connection with the acquisition of businesses, including liabilities that we fail, or are unable, to identify in the course of performing due diligence investigations of the acquired businesses, or that may be more material than we previously determined.  In these circumstances, we may be subject to indemnification obligations or our rights to indemnification from our predecessors or the sellers of the acquired businesses to us may not be sufficient in amount, scope or duration, or be sufficiently collectible to fully offset the possible liabilities.  Further, these liabilities could result in unexpected legal or regulatory exposure, unexpected increase in taxes or other adverse effects on our business.  Any such liabilities, individually or in the aggregate, could have a material adverse effect on our business, financial condition or results of operations

Our financial results reflect the seasonal nature of our operations.

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

We use our own fleet of approximately 116 tractors, 10 trucks and 318 trailers to service customers throughout the United States. The U.S. Department of Transportation (“DOT”) regulates our operations, and we are subject to safety requirements prescribed by the DOT. Vehicle dimensions and driver hours of service are subject to both federal and state regulation. More restrictive limitations on vehicle weight and size, trailer length and configuration, or driver hours of service could increase our costs.

In addition, fuel costs are largely unpredictable and can have a significant impact on the Company’s results of operations since we rely on diesel fuel to operate our fleet.  Changes in diesel fuel prices may increase our cost of operations and there is no guarantee that we can pass along a portion of increased fuel costs to our customers.

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

ITEM 1B—UNRESOLVED STAFF COMMENTS

None.

ITEM 2—PROPERTIES

Our corporate headquarters are located at 555 Maryville University Drive, Suite 400, St. Louis, Missouri 63141, in a leased facility. We own 14 of our 27 distribution centers and lease the remaining properties.  The owned distribution centers secure our credit facility. Warehouse space at distribution centers aggregated to approximately 3.5 million square feet as of December 31, 2019. Distribution centers range in size from approximately 21,100 square feet to 450,000 square feet. The types of facilities at these centers vary by location, from traditional wholesale distribution warehouses to facilities with broad product offerings and capabilities for a range of value added services such as pre-hung door operations. We believe that our locations are well maintained and adequate for their use.

ITEM 3—LEGAL PROCEEDINGS

See Note 10—“Commitments and Contingencies” in the notes to our consolidated financial statements under Part II, Item 8—“Financial Statements and Supplementary Data” for a description of certain of our pending legal and environmental proceedings.  We are also party to various other litigation matters, in most cases involving ordinary and routine claims incidental to our business. We cannot reasonably estimate the ultimate legal and financial liability with respect to all pending litigation matters. However, we believe, based on our examination of such matters, that the ultimate liability will not have a material adverse effect on our financial position, results of operation or cash flows.

ITEM 4—MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5—MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the NASDAQ exchange under the ticker symbol “HBP.” At February 18, 2020, there were approximately 1,400 holders of record of our common stock.

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

See “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” under Part III, Item 12—for information on securities authorized for issuance under equity compensation plans.

There were no unregistered sales of equity securities by the Company during the years ended December 31, 2019 or 2018.

ITEM 6—SELECTED CONSOLIDATED FINANCIAL DATA

The following table summarizes certain selected financial data of continuing operations of the Company as of year-end for each of the five years in the period ended December 31, 2019. The information contained in the following table may not necessarily be indicative of our future performance. Such historical data should be read in conjunction with Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto included elsewhere in this report.

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(In Millions, Except Per Share Data)
Income Statement Data: (1)
Net sales	$812.0	$839.6	$753.2	$713.9	$659.6
Cost of sales	650.0	673.1	597.4	562.7	526.3
Gross margin	162.0	166.5	155.8	151.2	133.3
Operating expenses	165.6	167.5	155.7	128.5	119.2
Gain on disposal of capital assets	—	(0.1)	—	—	(0.4)
Operating income (loss)	(3.6)	(0.9)	0.1	22.7	14.5
Interest expense, net	6.6	6.5	3.1	2.2	2.3
Income (loss) from continuing operations before income taxes	(10.2)	(7.4)	(3.0)	20.5	12.2
Provision for (benefit from) income taxes	11.1	(1.4)	3.2	7.2	(17.2)
Net income (loss) from continuing operations	(21.3)	(6.0)	(6.2)	13.3	29.4
Per share:
Net income (loss) from continuing operations (basic and diluted)	(0.84)	(0.24)	(0.25)	0.52	1.17

Balance Sheet Data (at end of year):
Total assets	$301.5	$278.0	$245.9	$202.3	$177.4
Total debt (2)	136.8	138.9	103.0	55.5	48.6
Total shareholders’ equity	42.9	62.0	66.5	70.5	52.9

(1)	Amounts exclude operations classified as discontinued.
(2)	Includes both current and long-term portions of debt and other obligations. See Note 7—“Debt” of the Notes to Consolidated Financial Statements in Part II, Item 8.

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

Industry Conditions

Our sales depend heavily on the strength of local and national new residential construction, home improvement and remodeling markets. New housing activity has shown moderate improvement each year since 2009, the trough period of the downturn.  In 2019, total housing starts increased approximately 3%, to 1.3 million, but were still below the historical average total housing starts from 1959 to 2019 of approximately 1.4 million starts based on statistics tracked by the U.S. Census Bureau.  Based on the current level of housing activity and industry forecasts, we expect new housing activity, to continue its moderate increase in 2020, but we cannot be certain.

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

Income Taxes— Deferred tax assets (“DTAs”) and liabilities are recognized for the future tax benefits or liabilities attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates would be recognized in income in the period that includes the enactment date. We regularly review our deferred tax assets for recoverability and establish a valuation allowance when we believe that such assets may not be recovered, taking into consideration historical operating results, expectations of future earnings, changes in operations, the expected timing of the reversal of existing temporary differences and available tax planning strategies. As of December 31, 2019, we carry a valuation allowance for substantially all of our deferred tax assets, net.

Currently, we have significant deferred tax assets related to federal and state net operating loss carry-forwards. Our DTAs include approximately $44 million related to federal net operating loss carryforwards that can be used to offset taxable income in future periods and reduce our income taxes payable in those future periods.    Most of the Company’s net deferred tax asset is comprised of federal tax loss carryforwards which will begin expiring in 2030.  We recorded a charge of $12.7 million in 2019 related to an increase in our deferred tax asset valuation allowance, representing a valuation allowance against the entire net deferred asset.  The full year charge includes the impact of the $11.8 million valuation allowance recorded in the second quarter of 2019.  The increase in the valuation allowance was required as realization of the net deferred asset no longer met the more-likely-than-not criterion under US GAAP.  The deferred tax valuation allowance is assessed each reporting period and the amount of net deferred tax assets considered realizable could be adjusted in future periods based on the Company’s financial performance.  The net operating loss carryforwards remain available to offset future taxable income.  Although we believe our estimates to be reasonable, differences in our future operating results from these projections could significantly change our estimates of and realization of these deferred tax assets in future periods.

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

Results of Operations

This section discusses our results of operations for the year ended December 31, 2019 as compared to the year ended December 31, 2018. For a discussion and analysis of the year ended December 31, 2018, compared to the same period in 2017 refer to Management's Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 5, 2019.

Continuing Operations

Net sales from continuing operations were $812.0 million in 2019, a decrease of $27.6 million, or approximately 3.3%, compared to $839.6 million in 2018. The decrease was primarily due to our de-emphasis of more commoditized, lower margin products, commodity pricing influence across our wood products category, lagging softness in new residential construction for much of the year, a competitive market environment, and temporary operational disruption from our enterprise resource planning upgrade which impacted sales in the second and third quarters.

Net sales in our major product categories changed as follows in 2019 from 2018: millwork sales decreased 4.0% to $384.6 million, building product sales increased 0.3% to $366.6 million, and wood products decreased 17.4% to $60.8 million.  Millwork was the product category most impacted by the temporary disruption from our enterprise resource system upgrade, which affected the second and third quarters of 2019.  Building products sales increased primarily due to a modest increase in construction activity, offset by lower sales of commodity products.  The proportionate increase in sales of building products was generally consistent with our strategic growth initiatives.  Wood product sales were negatively impacted by underlying market segments softening in certain parts of the country, a competitive market and by commodity pricing.

Gross margin decreased $4.5 million, or 2.7%, to $162.0 million in 2019 as compared to $166.5 million in 2018. The decrease in gross margin was due to lower overall sales volumes. Gross margin as a percentage of net sales increased to 20.0% in 2019 compared to 19.8% in 2018. The increase in gross margin percentage was consistent with our de-emphasis of commoditized products.

Operating expenses decreased $1.9 million, or 1.1%, to $165.6 million, or 20.4% of net sales, in 2019, compared to $167.5 million, or 19.9% of net sales, in 2018.  Personnel expenses decreased $0.7 million as lower wages, variable compensation and contract labor costs were partially offset by a significant increase in medical claim costs, which were $1.5 million higher than in 2018.  Personnel costs in 2019 include a $0.8 million severance charge related to cost reduction actions.  Non-personnel expenses decreased $1.2 million in 2019, primarily due to non-recurring litigation and settlement costs of approximately $3.3 million in 2018, offset in part by increases in equipment and facility costs, higher insurance costs, and depreciation and amortization, including costs from our recent software upgrade.  Excluding costs related to settled litigation in 2018, operating expenses would have been approximately 19.5% of sales in 2018.

Net interest expense was $6.6 million in 2019 compared to $6.5 million in 2018.  Although average debt was lower in 2019, the increase was due to higher average borrowing rates in the first half of 2019 versus 2018.

An income tax expense from continuing operations of $11.1 million was recognized for the year ended December 31, 2019 compared to an income tax benefit of $1.4 million for the year ended December 31, 2018. See Note 13 — “Income Taxes” of the Notes to Consolidated Financial Statements in Part II, Item 8 for more information.

As a result of the foregoing factors, we reported a net loss from continuing operations of $21.3 million in 2019 as compared to $6.0 million in 2018.

Discontinued Operations

We recorded a $0.4 million after-tax loss from discontinued operations in 2018, due to an increase in the estimated cost of our environmental liability. See Note 10 − “Commitments and Contingencies” of the Notes to Consolidated Financial Statements in Part II, Item 8 for more information regarding the environmental liability. See Note 17—“Discontinued Operations” of the Notes to the Consolidated Financial Statements in Part II, Item 8 for more information regarding discontinued operations.

Stockholder Rights Plan

On May 18, 2016, the Board of Directors (the “Board”) of the Company entered into a rights agreement (the “Rights Agreement”) with ComputerShare Trust Company, N.A. and declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of common stock, $0.01 par value per share, of the Company.  The dividend was paid at close of business on May 31, 2016 to the stockholders of record on that date.  The Board adopted the Rights Agreement to protect stockholder value by protecting the Company’s ability to capture the value of its net operating losses used to reduce potential future federal income tax obligations.  The Rights Agreement was approved by the Company’s stockholders at the 2017 annual meeting of stockholders. On May 6, 2019 the Board approved and we entered into a First Amendment to Rights Agreement between the Company and ComputerShare Trust Company, N.A., as rights agent. The Amendment, among other things, (i) extends the final expiration date (as defined in the Rights Agreement) from May 18, 2019 to May 18, 2022; (ii) changes the initial purchase price (as defined in the Rights Agreement) from $13.86 to $13.39; and (iii) increases the period pursuant to which the Board has to consider an exemption request (as defined in the Rights Agreement) from ten business days to 20 business days.  The Rights Agreement will expire on the earliest of (i) May 18, 2022, (ii) the time at which the Rights are redeemed or exchanged, as provided for in the Rights Agreement, (iii) the repeal of Section 382 of the Internal Revenue Code of 1986, as amended, if the Board determines that the Rights Agreement is no longer necessary for the preservation of the Company’s NOLs, and (iv) the beginning of a taxable year of the Company to which the Board determines that no NOLs may be carried forward. We adopted the Rights Agreement to protect stockholder value by attempting to diminish the risk that our ability to use our NOLs to reduce potential future federal income tax obligations may become substantially limited.

See Note 16 − “Rights Agreement” of the Notes to Consolidated Financial Statements in Part II, Item 8 for more information regarding the Rights Agreement.

Liquidity and Capital Resources

We depend on cash flow from operations and funds available under our revolving credit facility to finance seasonal working capital needs, capital expenditures, additional investment in our product lines, including Huttig-Grip, and any acquisitions that we may undertake. Typically, our working capital requirements are greatest in the second and third quarters, reflecting the seasonal nature of our business. The second and third quarters also tend to be our strongest operating quarters, largely due to more favorable weather throughout many of our markets compared to the first and fourth quarters. We typically generate cash from working capital reductions in the fourth quarter of the year and build working capital during the first quarter in preparation for our second and third quarters. We also maintain significant inventories to meet the rapid delivery requirements of our customers and to enable us to obtain favorable pricing, delivery and service terms with our suppliers. Our 2019 working capital was impacted by our continuing investments in inventory related to our Huttig-Grip product line. Sourcing Huttig-Grip products internationally requires longer lead-times and higher inventory levels to ensure available supply, but it also provides an opportunity for higher margins. Internationally sourced products are generally financed upon shipment from the port of origin, thus resulting in lower levels of accounts payable.  As a percentage of total current assets. Inventories were 65% and 61% and accounts receivable were 28% and 32%, each respectively at December 31, 2019 and 2018.  We closely monitor operating expenses and inventory levels during seasonally affected periods and, to the extent possible, manage variable operating costs to minimize seasonal effects on our profitability.

Operations—Cash provided by operating activities was $6.2 million in 2019 as compared to cash used in operations of $27.0 million in 2018. Net loss was $21.3 million and $6.4 million in 2019 and 2018, respectively. Inventories increased $5.4 million in 2019 compared to an increase of $22.1 million in 2018, reflecting a sustained, slowing growth of investment in our Huttig-Grip product line. Cash used in discontinued operations related to the formerly owned property in Montana was $0.4 million and $0.6 million in 2019 and 2018, respectively.  Funded litigation and related settlement cost was $3.5 million in 2018.

Investing—Net cash used in investing activities was $1.7 million in 2019, as compared to $6.6 million in 2018. In 2019 we invested $1.7 million in property and equipment at various locations.  In 2018 we invested $7.8 million in property and equipment at various locations and received $1.2 million from the sale of capital assets.

Financing—Cash used in financing activities of $3.1 million in 2019 reflected net repayments of $1.0 million under our credit facility, net repayments of $2.0 million for other debt obligations and $0.1 million for the net settlement of withholding taxes on stock-based awards.  In 2018, we recorded net borrowings of $33.2 million under our credit facility, net borrowings of $1.3 million for other debt obligations and $0.4 million for the net settlement of withholding taxes on stock-based awards.

We believe cash generated from our operations and liquidity available under the credit facility will provide sufficient funds to meet our operating needs for at least the next twelve months. In 2019, the fixed charge coverage ratio (FCCR) was not required to be tested as excess borrowing availability was greater than the minimum threshold. However, if our availability would have fallen below that threshold, we would not have met the minimum FCCR.  If we are unable to maintain excess borrowing availability of more than the applicable amount in the range of $17.5 million to $31.3 million and we do not meet the minimum FCCR, the lenders would have the right to terminate the loan commitments and accelerate repayment of the entire amount outstanding under the credit facility.  The lenders could also foreclose on our assets securing the credit facility.  If the credit facility is terminated, we would be forced to seek alternative sources of financing, which may not be available on terms acceptable to us, or at all.

Credit Facility—See Note 7 – “Debt” in the Notes to Consolidated Financial Statements in Part II, Item 8 for information on our credit facility.

Goodwill Analysis

We review goodwill annually for impairment, or more frequently if Company or market conditions indicate reporting units may be at risk of impairment.  Our last annual review was performed as of October 31, 2019 when our market capitalization was $56.3 million, which was 9.0% above the carrying value of equity.  As of December 31, 2019, our market capitalization was $40.7 million, which was 5.3% below the carrying value of equity.

As of December 31, 2019, we concluded that it is more likely than not the implied fair values of goodwill in our reporting units remain in excess of their carrying value, which aggregate to $9.5 million.  Changes in our assumptions or forecasts, a reduction of economic activity in the markets in which we operate, or an erosion of our market capitalization may result in impairments in future periods.  As of our annual analysis, there are four reporting units with goodwill totaling $1.4 million where our qualitative analysis identified that the estimated level by which fair value likely exceeds the carrying value is less than 10%.

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

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have exposure to market risk as it relates to effects of changes in interest rates. We had debt outstanding at December 31, 2019 under our credit facility of $131.3 million.

All of our debt under our revolving credit facility accrues interest on a floating-rate basis. If market interest rates for LIBOR had been different by an average of 1% for the year ended December 31, 2019, our interest expense and income before taxes would have changed by $1.4 million. These amounts are determined by considering the impact of the hypothetical interest rates on our borrowing cost throughout the year. This analysis does not consider the effects of any change in the overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management may take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our financial structure.

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

To the Shareholders and Board of Directors
Huttig Building Products, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Huttig Building Products, Inc. and subsidiary (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of Financial Accounting Standards Board Accounting Standards Codification Topic 842, Leases.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

St. Louis, Missouri
March 3, 2020

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2019	2018	2017
	(In millions, except per share data)
Net sales	$812.0	$839.6	$753.2
Cost of sales	650.0	673.1	597.4
Gross margin	162.0	166.5	155.8
Operating expenses	165.6	167.5	155.7
Gain on disposal of capital assets	—	(0.1)	—
Operating income (loss)	(3.6)	(0.9)	0.1
Interest expense, net	6.6	6.5	3.1
Loss from continuing operations before income taxes	(10.2)	(7.4)	(3.0)
Provision for (benefit from) income taxes	11.1	(1.4)	3.2
Net loss from continuing operations	(21.3)	(6.0)	(6.2)
Net loss from discontinued operations, net of taxes of ($0.0), ($0.1) and ($0.6), respectively	—	(0.4)	(0.9)
Net loss	$(21.3)	$(6.4)	$(7.1)

Net loss from continuing operations per share - basic and diluted	$(0.84)	$(0.24)	$(0.25)
Net income loss from discontinued operations per share - basic and diluted	$-	$(0.02)	$(0.04)
Net loss per share - basic and diluted	$(0.84)	$(0.26)	$(0.29)

Weighted average shares outstanding:
Basic and diluted shares outstanding	25.4	25.1	24.9

See notes to consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2019	2018
	(In millions)
ASSETS
Current Assets:
Cash and equivalents	$2.2	$0.8
Trade accounts receivable, net	60.5	69.0
Inventories, net	139.4	134.0
Other current assets	12.8	14.7
Total current assets	214.9	218.5

Property, Plant and Equipment:
Land	5.0	5.0
Building and improvements	32.4	32.3
Machinery and equipment	58.2	56.0
Gross property, plant and equipment	95.6	93.3
Less accumulated depreciation	64.4	60.0
Property, plant and equipment, net	31.2	33.3

Other Assets:
Operating lease right-of-use assets	40.9	-
Goodwill	9.5	9.5
Deferred income taxes	-	11.1
Other	5.0	5.6
Total other assets	55.4	26.2

Total Assets	$301.5	$278.0

See notes to consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2019	2018
	(In millions, except per share amounts)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$1.7	$1.8
Current maturities of operating lease right-of-use liabilities	9.7	—
Trade accounts payable	56.8	51.5
Accrued compensation	5.5	5.0
Other accrued liabilities	15.8	18.0
Total current liabilities	89.5	76.3
Non-current Liabilities:
Long-term debt, less current maturities	135.1	137.1
Operating lease right-of-use liabilities	31.6	-
Other non-current liabilities	2.4	2.6
Total non-current liabilities	169.1	139.7

Shareholders’ Equity:
Preferred shares; $.01 par (5,000,000 shares authorized)	—	—
Common shares; $.01 par (75,000,000 shares authorized: 26,441,926 shares issued and outstanding at December 31, 2019 and 25,993,441 at December 31, 2018)	0.3	0.3
Additional paid-in capital	48.2	46.0
Retained earnings (accumulated deficit)	(5.6)	15.7
Total shareholders’ equity	42.9	62.0

Total Liabilities and Shareholders’ Equity	$301.5	$278.0

See notes to consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Shares	Additional	Retained Earnings	Total
	Outstanding,	Paid-In	(Accumulated	Shareholders’
	at Par Value	Capital	Deficit)	Equity
	(In millions)
Balance at January 1, 2017	$0.3	$42.8	$27.4	$70.5
Net loss	—	—	(7.1)	(7.1)
Payment for taxes related to share settlement of equity awards	—	(0.9)	—	(0.9)
Deferred tax adjustment for adoption of ASU 2016-09	—	—	1.8	1.8
Stock compensation expense	—	2.2	—	2.2
Balance at December 31, 2017	0.3	44.1	22.1	66.5
Net loss	—	—	(6.4)	(6.4)
Payment for taxes related to share settlement of equity awards	—	(0.4)	—	(0.4)
Stock compensation expense	—	2.3	—	2.3
Balance at December 31, 2018	0.3	46.0	15.7	62.0
Net loss	—	—	(21.3)	(21.3)
Payment for taxes related to share settlement of equity awards	—	(0.1)	—	(0.1)
Stock compensation expense	—	2.3	—	2.3
Balance at December 31, 2019	$0.3	$48.2	$(5.6)	$42.9

See notes to consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2019	2018	2017
	(In millions)
Cash Flows From Operating Activities:
Net loss	$(21.3)	$(6.4)	$(7.1)
Adjustments to reconcile net loss to cash provided by (used in) operations:
Net loss from discontinued operations, net of taxes	-	0.4	0.9
Depreciation and amortization	5.7	5.4	4.9
Non-cash interest expense	0.2	0.2	0.3
Stock compensation expense	2.3	2.3	2.2
Deferred taxes	11.1	(1.3)	2.4
Gain on disposal of capital assets	—	(0.1)	—
Changes in operating assets and liabilities:
Trade accounts receivable	8.5	(2.2)	(7.5)
Inventories	(5.4)	(22.1)	(30.9)
Trade accounts payable	5.3	0.5	3.8
Other	0.2	(3.1)	(2.5)
Cash provided (used in) by continuing operating activities	6.6	(26.4)	(33.5)
Cash used in discontinued operating activities	(0.4)	(0.6)	(4.6)
Total cash provided by (used in) operating activities	6.2	(27.0)	(38.1)
Cash Flows From Investing Activities:
Capital expenditures	(1.7)	(7.8)	(6.1)
Proceeds from disposition of capital assets	—	1.2	—
Cash used in investing activities	(1.7)	(6.6)	(6.1)
Cash Flows From Financing Activities:
Payments of revolving credit debt agreement	(277.5)	(255.3)	(146.7)
Borrowings of revolving credit debt agreement	276.5	288.5	193.5
Net borrowing (repayment) of other obligations	(2.0)	1.3	(1.7)
Payment for taxes related to share settlement of equity awards	(0.1)	(0.4)	(0.9)
Cash provided by (used in) financing activities	(3.1)	34.1	44.2
Net increase in cash and equivalents	1.4	0.5	—
Cash and equivalents, beginning of year	0.8	0.3	0.3
Cash and equivalents, end of year	$2.2	$0.8	$0.3

Supplemental Disclosure of Cash Flow Information:
Interest paid	$6.5	$6.3	$2.7
Income taxes paid	0.3	0.2	0.5
Non-cash financing activities:
Assets acquired with debt obligations	0.9	1.3	2.2
Debt issuance costs financed	—	—	0.3

See notes to consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017

(In Millions, Except Share and Per Share Data)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization—Huttig Building Products, Inc. and its wholly owned subsidiary (the “Company” or “Huttig”) is a distributor of building materials used principally in new residential construction and in home improvement, remodeling and repair work.  Huttig’s products are sold through 27 distribution centers serving 41 states and are sold primarily to building materials dealers, national buying groups, home centers and industrial users including makers of manufactured homes.

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

Use of Estimates—The preparation of the Company’s consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management makes estimates including, but not limited to, the following financial statement items: allowance for doubtful accounts, slow-moving and obsolete inventory, lower of cost or market provisions for inventory, long-lived asset and goodwill impairments, contingencies, including environmental liabilities, accrued expenses and self-insurance accruals, the discount rate for lease valuation, income tax expense and deferred taxes. Actual results may differ from these estimates.

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

Inventory—Inventories are valued at the lower of cost or market. The Company’s entire inventory is comprised of finished goods. The Company reviews inventories on hand and records a provision for slow-moving and obsolete inventory. The provision for slow-moving and obsolete inventory is based on historical and expected sales. Approximately 88% of inventories were determined by using the last-in, first-out (“LIFO”) method of inventory valuation as of both December 31, 2019 and 2018. The balance of all other inventories is determined by the average cost method. The first-in, first-out cost would be higher than the LIFO valuation by $19.2 million at December 31, 2019 and $18.4 million at December 31, 2018.

Vendor Rebates—The Company enters into agreements with certain vendors which provide volume-driven purchase rebates. The Company accrues a receivable based on purchase quantities and reduces the cost of inventory by the same amount.

Property, Plant and Equipment—Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets and is charged to operating expenses. Building and improvements lives range from 3 to 25 years. Machinery and equipment lives range from 3 to 10 years. The Company recorded depreciation expense of $4.8 million, $4.2 million and $3.7 million in 2019, 2018 and 2017, respectively.

Goodwill—Goodwill for each reporting unit is reviewed for impairment annually, or more frequently if certain indicators arise. The Company assesses qualitative factors to determine whether a quantitative goodwill impairment test is required. The Company does not calculate the fair value of a reporting unit unless it determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. If the quantitative test is deemed necessary, the Company calculates the fair value using multiple assumptions of its future operations to determine future discounted cash flows including, but not limited to, sales levels, gross margin rates, capital requirements and discount rates. The carrying value of goodwill is considered impaired when a reporting unit’s fair value is less than its carrying value. In that event, goodwill impairment is recognized to the extent the reporting unit’s carrying value exceeds its fair value. Changes in management assumptions or forecasts in the future may result in goodwill impairments in future periods. See Note 5, “Goodwill and Other Intangible Assets” for additional information.

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

Shipping and Handling—Costs associated with shipping and handling products to the Company’s customers are charged to operating expense. Shipping and handling costs were $39.5 million, $38.4 million and $34.0 million in each of 2019, 2018 and 2017, respectively.

Stock-Based Compensation—The Company has stock-based compensation plans covering the majority of its employee groups and a plan covering the Company’s Board of Directors. The Company accounts for share-based compensation utilizing the fair value recognition provisions. The Company recognizes compensation cost for equity awards on a straight-line basis over the requisite service period for the entire award. See Note 12, “Stock Based Compensation” for additional information.

Income Taxes—Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for financial reporting purposes and when such amounts are recognized for tax purposes using currently enacted tax rates. A valuation allowance would be established to reduce deferred income tax assets if it is more likely than not that a deferred tax asset will not be realized. See Note 13, “Income Taxes” for additional information.

Net Income (Loss) Per Share—Basic net income (loss) per share is computed by dividing income available to common stockholders by the weighted average shares outstanding.  Diluted net income per share reflects the effect of all other potentially dilutive common shares using the treasury stock method.  See Note 14, “Basic and Diluted Net Income (Loss) Per Share” for additional information.

Concentration of Credit Risk—The Company grants credit to customers, substantially all of whom are dependent upon the construction sector. The Company periodically evaluates its customers’ financial condition but does not generally require collateral. Customers with high credit risk may be required to pay up front. A significant portion of our sales are concentrated with a relatively small number of our customers. Our top ten customers represented 44% of our sales in 2019. The Company had a single customer representing approximately 15% of total sales in 2019, and 14% in each 2018 and 2017. This customer is a buying group for multiple building material dealers.

Collective Bargaining Agreements—As of December 31, 2019, approximately 13% of our employees were represented by one of eight collective bargaining agreements.

Segments—Operating segments are components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. At December 31, 2019 and 2018, under the definition of a segment, each of our distribution centers is considered an operating segment of our business. Operating segments may be aggregated if the operating segments have similar economic characteristics and if the nature of the products, distribution methods, customers and regulatory environments are similar. The Company has aggregated its distribution centers into one reporting segment.

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

On January 1, 2019, the Company adopted ASU 2016-02, “Leases (Topic 842),” which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements.  The new standard establishes a right-of-use (“ROU”) model that requires a lessee to recognize a ROU asset and a lease liability on the balance sheet for all leases with a term longer than 12 months.  Leases will be classified as financing or operating, with classification affecting the pattern and classification of expense recognition in the income statement.  The Company adopted the standard on its effective date using the modified retrospective approach and a package of practical expedients permitted by the transition guidance of the new standard.  The practical expedients included an accounting policy election to forgo recognition of ROU asset and liability on leases with an initial term of 12 months or less, and to forgo separate recognition of lease and non-lease components for all leases.

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

Accounting Standards Issued But Not Yet Adopted

On January 1, 2020, the Company adopted ASU 2016-13, “Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires a financial asset (or a group of financial assets) measured at amortized cost basis to be assessed for impairment under the current expected credit loss model rather than an incurred loss model. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount.  The primary financial asset of the Company in scope of ASU 2016-13 is trade receivables.  The adoption of ASU 2016-13 is not expected to have a material impact to the Company's consolidated financial statements.

Recent accounting pronouncements pending adoption and not discussed above are either not applicable or will not have, or are not expected to have, a material impact on our consolidated financial condition, results of operations, or cash flows.

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

Regarding direct sales, the Company is the principal in the arrangement and is responsible for fulfilling the promise to provide specific goods to its customers, including product specifications, pricing and modifications prior to delivery.  Direct sales as a percentage of net sales were 18%, 19%, and 17% in each of the years ended December 31, 2019, 2018 and 2017, respectively.

The following table disaggregates revenue by product classification (in millions):

	2019	2018	2017
Millwork	$384.6	$400.6	$381.4
Building Products	366.6	365.4	299.0
Wood Products	60.8	73.6	72.8
Net Sales	$812.0	$839.6	$753.2

4.    LEASES

The Company has operating and financing leases for corporate offices, distribution centers, vehicles, and certain equipment. These leases have remaining lease terms of less than 1 year to 12 years and many of the leases have renewal options.  Because the Company is not reasonably certain to exercise the renewal options, generally the options are not considered in determining the lease term, and associated potential option payments are excluded from lease payments and right-of-use calculations.  Leases with an initial term of 12 months or less are excluded from right-of-use calculations, and we do not separately recognize the lease and non-lease components of lease agreements.

In addition to fixed payments, many of the Company’s lease contracts contain variable payments. Vehicle lease variable payments typically include mileage, and real estate leases include variable charges for taxes and common area maintenance.  Variable lease payments and payments for leases with an initial term of 12 months or less are recognized in the period incurred.

The following lease costs are included on the consolidated statements of operations (in millions):

2019
Operating Lease Cost	$12.4

Finance Lease Cost:
Amortization of right-of-use assets	$1.8
Interest on lease liabilities	0.2
Total finance lease cost	$2.0

At January 1, 2019, the Company’s right-of-use assets were $37.6 million and lease liabilities were $38.0 million.  The following lease assets and liabilities are included on the condensed consolidated balance sheet (in millions):

2019
Operating Leases:
Operating lease right-of-use assets	$40.9

Current maturities of operating lease right-of-use assets	9.7
Operating lease right-of-use liabilities, less current maturities	31.6
Total operating lease liabilities	$41.3

Finance Leases:
Gross property, plant and equipment	$10.6
Accumulated depreciation	(5.2)
Property, plant and equipment, net	$5.4

Current maturities of long-term lease liabilities	$1.4
Long-term lease liabilities, less current maturities	2.8
Total finance lease liabilities	$4.2

As of December 31, 2019, the weighted average remaining lease term for the Company’s operating leases was 5.3 years and for its financing leases was 3.4 years. These leases have weighted average discount rates of 5.9% and 5.2% for operating leases and financing leases, respectively. The rate implicit in the lease is used to discount leases when known. While the implicit rate is often known for finance leases, the Company is generally unable to calculate the implicit rate in operating leases because it does not have access to the lessor’s residual value estimates nor the amount of the lessor’s deferred initial direct costs.  When the implicit rate is not known, the Company uses the incremental borrowing rate for secured loans of similar term. The Company uses available data for unsecured loans to borrowers of similar credit to the Company and adjusts the rate to reflect the effect of providing collateral equivalent to the outstanding obligation balance.

The following cash flow items are included on the condensed consolidated statement of cash flows (in millions):

2019
Operating cash used for operating leases	$12.4
Operating cash used for finance leases	$0.2
Financing cash used for finance leases	$1.7

Maturities of lease liabilities are as follows (in millions):

	Finance leases	Operating leases
2020	$1.7	$10.1
2021	1.4	8.9
2022	1.0	7.0
2023	0.6	6.1
2024	0.1	3.8
Thereafter	-	8.8
Total lease payments	$4.8	$44.7
Less: imputed interest	(0.6)	(3.4)
Total future lease obligation	$4.2	$41.3

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

5.    GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets are reviewed for impairment annually, or more frequently if certain indicators arise. The Company assesses each reporting period whether events and circumstances warrant a revision to the previously established useful lives.

During the fourth quarter in each of 2019, 2018 and 2017, the Company performed the annual test for impairment of its reporting units, concluding there was no impairment of goodwill.  The following table summarizes goodwill activity for the three years in the period ended December 31, 2019 (in millions):

		Accumulated	Goodwill,
	Goodwill	Impairments	Net
Balance at January 1, 2017	$21.3	$(11.8)	$9.5
No activity in 2017	—	—	—
Balance at December 31, 2017	21.3	(11.8)	9.5
No activity in 2018	—	—	—
Balance at December 31, 2018	21.3	(11.8)	9.5
No activity in 2019	—	—	—
Balance at December 31, 2019	$21.3	$(11.8)	$9.5

Information regarding the Company’s other amortizable intangible assets is as follows (in millions):

			Accumulated
	Cost		Amortization
	2019	2018	2019	2018
Customer relationships	$4.9	$4.9	$2.2	$1.8
Trademarks	1.6	1.6	1.2	0.9
Other	1.6	1.6	1.6	1.5
Total amortizable intangible assets (1)	$8.1	$8.1	$5.0	$4.2
(1)	Amortizable intangible assets are included in “Other Assets.”

Customer relationships are amortized over 15 to 16 years. Trademarks are amortized over five years and other intangibles are amortized over three years. The Company recorded amortization expense of $0.9 million, $1.2 million and $1.2 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Estimated intangible asset amortization expense, by year in the aggregate, consists of the following at December 31, 2019 (in millions):

Amortization
2020	$0.6
2021	0.3
2022	0.2
2023	0.2
2024	0.2
Thereafter	1.6
Total	$3.1

6.    ALLOWANCE FOR DOUBTFUL ACCOUNTS

The allowance for doubtful accounts consisted of the following (in millions):

	December 31,
	2019	2018	2017
Balance at beginning of year	$2.1	$0.9	$0.7
Provision charged to expense	1.1	1.2	0.2
Write-offs, less recoveries	(0.1)	—	—
Balance at end of year	$3.1	$2.1	$0.9

The Company recorded bad debt expense of less than 0.2% of net sales in each of 2019, 2018 and 2017.

7.    DEBT

Debt consisted of the following (in millions):

	December 31,
	2019	2018
Revolving credit facility	$131.3	$132.3
Other obligations	5.5	6.6
Total debt	136.8	138.9
Less current portion	1.7	1.8
Long-term debt	$135.1	$137.1

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

At December 31, 2019, under the credit facility, the Company had revolving credit borrowings of $131.3 million outstanding at a weighted average interest rate of 3.35% per annum, letters of credit outstanding totaling $3.2 million, primarily for health and workers’ compensation insurance, and $31.5 million of additional committed borrowing capacity based on existing collateral levels. The Company had $4.2 million of financing leases and $1.3 million of other obligations outstanding at December 31, 2019 at a weighted average borrowing rate of 5.42% and 6.11%, respectively.

At December 31, 2018, under the credit facility, the Company had revolving credit borrowings of $132.3 million outstanding at a weighted average interest rate of 4.27% per annum, letters of credit outstanding totaling $3.3 million, primarily for health and workers’ compensation insurance, and $31.5 million of additional committed borrowing capacity.  The Company pays a commitment fee for unused capacity of 0.25% per annum. In addition, the Company had $4.9 million of financing leases and $1.7 million of other obligations outstanding at December 31, 2018 at a weighted average rate of 5.01% and 6.11%.

The sole financial covenant in the credit facility is the minimum FCCR of 1.00:1.00, which and must be tested by the Company if the excess borrowing availability falls below an amount in the range of $17.5 million to $31.3 million, depending on our borrowing base. In 2019 the minimum FCCR was not required to be tested as excess borrowing availability was greater than the minimum threshold. However, if the Company’s availability would have fallen below that threshold, the Company would not have met the minimum FCCR. FCCR must also be tested on a pro forma basis prior to consummation of certain significant business transactions outside our ordinary course of business, as defined in the agreement.

Maturities—At December 31, 2019, the aggregate scheduled maturities of debt were as follows (in millions):

2020	$1.7
2021	1.5
2022	132.6
2023	0.9
2024	0.1
Total	$136.8

The fair value of long-term debt, as calculated using the aggregate cash flows from principal and interest payments over the life of the debt, was approximately $133.0 million and $134.0 million at December 31, 2019 and 2018, respectively, based upon a discounted cash flow analysis using current market interest rates.

8.    PREFERRED SHARES

The Company has authorized 5.0 million shares of $0.01 par value preferred stock, of which 400,000 shares have been designated as Series A Junior Participating Preferred Stock.  No such shares have been issued. See Note 16, “Rights Agreement” for information concerning a rights agreement pursuant to which shares of the Series A Junior Participating Preferred Stock may be issued.

9.    OTHER ACCRUED LIABILITIES

The Company had other accrued liabilities at December 31, 2019 and 2018 of $15.8 million and $18.0 million, respectively. Liabilities for self-insurance accruals were $3.7 million and $3.5 million, amounts due for sales incentive programs were $7.4 million and $6.7 million, and short term environmental accruals were $1.1 million and $1.1 million at December 31, 2019 and 2018, respectively.  The remaining other accruals were $3.6 million and $6.7 million at December 31, 2019 and 2018, respectively.

10.    COMMITMENTS AND CONTINGENCIES

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

The Company paid $0.4 million, $0.6 million and $4.6 million in 2019, 2018 and 2017, respectively, for costs related to implementation of the RAWP.  While the Company expects ongoing remediation expenditures to continue, it is unable to ascertain the timeline for completion given the uncertain nature of projects of this type.  Following subsequent reviews of the remaining costs to complete the remediation, the Company recorded a charge of $0.5 million in the fourth quarter of 2018 which was reflected in discontinued operations. The Company estimates the total remaining cost of implementing the RAWP to be $2.9 million at December 31, 2019 and this amount is accrued in “other accrued liabilities” and “other non-current liabilities” on the condensed balance sheets. The Company believes the accrual represents a reasonable best estimate of the total remaining remediation costs, based on facts, circumstances, and information currently available.  However, there are currently unknown variables relating to the actual levels of contaminants and amounts of soil that will ultimately require treatment or removal and as part of the remediation process, additional soil and groundwater sampling, and bench and pilot testing is required to ensure the remediation will achieve the outcome required by the DEQ.  The ultimate final amount of remediation costs and expenditures are difficult to estimate with certainty and as a result, the amount of actual costs and expenses ultimately incurred by the Company with respect to this property could be lower than, or exceed the amount accrued as of December 31, 2019 by a material amount.  If actual costs are materially higher, the incremental expenses over the amount currently accrued could have a material adverse effect on our liquidity, financial condition and operating results.

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

11.    EMPLOYEE BENEFIT PLANS

Defined Contribution Plans—The Company sponsors a qualified defined contribution plan covering substantially all its employees. The plan provides for Company matching contributions based upon a percentage of the employee’s voluntary contributions.  The Company’s matching contributions were $1.7 million, $1.6 million and $1.6 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Defined Benefit Plans—The Company participates in several multi-employer pension plans that provide benefits to certain employees under collective bargaining agreements.  The risks of participating in these multi-employer plans are different from single-employer plans in the following aspects: (1) assets contributed to the multi-employer plan by one employer may be used to provide benefits to employees of other participating employers, (2) if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers, and (3) if the Company chooses to stop participating in some of its multi-employer plans, the Company may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability.  The Company’s total contributions to these plans were $0.9 million, $0.9 million, and $0.8 million in the years ended December 31, 2019, 2018 and 2017, respectively.  A majority of the contributions were to the Western Conference of Teamsters Pension Plan.  The Company does not contribute more than 5% percent of total contributions for any of these multi-employer pension plans.  The Company’s participation in the multi-employer pension plans as of December 31, 2019 is outlined in the table below.

					Expiration Date
		Pension	Financial		of Collective-	12/31/2019
		Protection Act	Improvement	Surcharge	Bargaining	Company
Legal Name of Plan	EIN - Plan Number	Zone Status	Plan	Imposed	Agreement	Participants
Western Conference of Teamsters Pension Plan	91-6145047 - 001	Funded > 80%	No	No	12/1/2019 to	92
					4/30/2021
Southern California Lumber Industry Retirement Fund	95-6035266 - 001	Funded > 80%	No	No	6/30/2020	25
Central States, Southeast and Southwest Areas Pension Plan	36-6044243 - 001	Funded < 65%	Implemented	No	12/27/2020	4

12.    STOCK BASED COMPENSATION

2005 Executive Incentive Compensation Plan

Under the 2005 Executive Incentive Compensation Plan, as amended and restated (the “2005 Plan”), the Company may grant up to 8,125,000 shares of common stock to be used as incentive awards.  The 2005 Plan allows the Company to grant awards to key employees, including restricted stock awards, stock options, other stock-based incentive awards and cash-based incentive awards subject primarily to the requirement of continued employment. Awards under the 2005 Plan are available for grant over a ten-year period unless terminated earlier by the Board of Directors.  The Company granted 510,684, 406,743, and 404,793 shares of restricted stock to employees in 2019, 2018 and 2017, respectively.  No monetary consideration is paid to the Company by employees who receive restricted stock. The restricted shares vest ratably over three to five years.  Restricted stock can be granted with or without performance restrictions.

2005 Non-Employee Directors’ Restricted Stock Plan

Under the Company’s 2005 Non-Employee Directors’ Restricted Stock Plan, as amended and restated, incentive awards of up to 1,075,000 shares of common stock may be granted.  Awards under this plan are available for grant over a ten-year period expiring March 23, 2029, unless terminated earlier by the Board of Directors.  The Company granted 90,000, 33,732, and 27,696 shares of restricted stock in 2019, 2018 and 2017, respectively.

Summary of Stock-Based Compensation

The Company recognized approximately $2.3 million, $2.3 million, and $2.2 million in non-cash stock compensation expense for restricted stock awards in 2019, 2018 and 2017, respectively.

The following summary presents information regarding restricted stock and restricted stock units for the three years in the period ended December 31, 2019:

				Average
		Weighted	Aggregate	Remaining	Unrecognized
		Average	Intrinsic	Vesting	Compensation
	Shares	Grant Date	Value	Period	Expense
	(000’s)	Fair Value	(000’s)	(months)	(000’s)
Balance at January 1, 2017	1,349	$3.64
Granted	432	6.77
Restricted stock vested	(482)	3.62
Forfeited	(109)	3.94
Outstanding at December 31, 2017	1,190	4.75
Granted	440	6.86
Restricted stock vested	(393)	4.76
Forfeited	(225)	4.54
Outstanding at December 31, 2018	1,012	5.72
Granted	600	2.36
Restricted stock vested	(555)	5.33
Forfeited	(142)	5.07
Outstanding at December 31, 2019	915	$3.85	$1,409	18.9	$1,518
Restricted stock units vested at December 31, 2019	134	$2.56	$206	N/A	N/A

13.    INCOME TAXES

The provision for income taxes, relating to continuing operations, is composed of the following as of December 31, 2019, 2018 and 2017 (in millions):

	2019	2018	2017
Current:
U.S. Federal expense (benefit)	$(0.1)	$(0.3)	$(0.1)
State and local tax	0.1	0.1	0.4
Total current	—	(0.2)	0.3
Deferred:
U.S. Federal tax	9.7	(1.6)	3.7
State and local tax	1.4	0.4	(0.8)
Total deferred	11.1	(1.2)	2.9

Total income tax expense (benefit)	$11.1	$(1.4)	$3.2

A reconciliation of income taxes based on the application of the statutory federal income tax rate to income taxes as set forth in the consolidated statements of operations is as follows for the years ended December 31, 2019, 2018 and 2017:

	2019	2018	2017
Federal statutory rate	21.0%	21.0%	35.0%
Increase (decrease) in taxes resulting from:
State and local taxes	(13.8)	(7.8)	17.3
Nondeductible items	(1.8)	(2.9)	(17.6)
Tax Cuts and Jobs Act of 2017	—	—	(147.7)
Prior year true-up items	(4.5)	6.9	6.8
Refundable tax credits	0.8	1.5	3.6
Other, net	(0.8)	(0.1)	0.1
Change in valuation allowance	(111.5)	—	(0.1)
Effective income tax rate	(110.6)%	18.6%	(102.6)%

At December 31, 2019, our valuation allowance on deferred tax assets (“DTAs”) was approximately $20.0 million compared to $7.3 million at December 31, 2018. In each reporting period, we examine the available positive and negative evidence in assessing whether it is more likely than not that our deferred tax assets are recoverable, including consideration as to whether sufficient future taxable income would be generated to utilize the existing deferred tax assets. Starting in the second quarter of 2019, our operations were in a position of cumulative losses for the most recent three-year period.  The cumulative loss incurred by the Company over the three-year period ended December 31, 2019 constitutes a significant piece of objective negative evidence in assessing whether it is more likely than not that our deferred tax assets are recoverable.  Such objective negative evidence limits the ability to consider other subjective evidence, such as our projections for future profitability and growth.  Based on this evaluation, the company concluded it is more likely than not that a significant portion of our deferred tax assets will not be realized.  Accordingly, the Company has recorded a full valuation allowance on its net deferred tax asset position, resulting in a $12.7 million income tax expense in our provision for income taxes for the year ended December 31, 2019.

The income tax expense from continuing operations for 2019 was $11.1 million on a loss before taxes of $10.2 million. For 2018, an income tax benefit of $1.4 million was recorded on a pretax loss of $7.4 million. The income tax benefit from discontinued operations for 2018 was $0.1 million on a net loss before taxes of $0.5 million.

At December 31, 2019, the Company had gross deferred tax assets of $35.4 million and a valuation allowance of $20.0 million, netting to deferred tax assets of $15.4 million. The Company had deferred tax liabilities of $15.4 million at December 31, 2019. The Company had $0.0 million and $11.1 million net deferred tax assets at December 31, 2019 and 2018, respectively.

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act tax reform legislation. This legislation made significant changes in U.S. tax law including a reduction in the corporate tax rates, changes to net operating loss carryforwards and carrybacks, and a repeal of the corporate alternative minimum tax. The legislation reduced the U.S. corporate tax rate from 35% to 21%. As a result, the Company was required to revalue deferred tax assets and liability at the enacted rate. This revaluation resulted in $4.5 million of income tax expense in continuing operations and a corresponding reduction in the deferred tax asset. The other provisions of the Tax Cuts and Jobs Act did not have a material impact on the 2017 consolidated financial statements.

Deferred income taxes at December 31, 2019 and 2018 are comprised of the following (in millions):

	2019		2018
	Assets	Liabilities	Assets	Liabilities
Income tax loss carryforwards	$17.8	$—	$17.8	$—
Other accrued liabilities	1.0	—	1.2	—
Employee benefits related	0.8	—	1.2	—
Property, plant and equipment	—	0.2	—	0.1
Insurance related	0.7	—	0.8	—
Goodwill	0.4	—	0.2	—
Inventories	1.8	—	1.5	—
Accounts receivables	0.8	—	0.5	—
LIFO	—	5.2	—	6.0
Leases	9.7	9.6	—	—
Other	2.4	0.4	1.6	0.3
Gross deferred tax assets and liabilities	35.4	15.4	24.8	6.4
Valuation allowance	(20.0)	—	(7.3)	—
Total	$15.4	$15.4	$17.5	$6.4

The Company has both federal and state tax loss carryforwards reflected above. The Company’s federal tax loss carryforwards of approximately $44 million will begin to expire in 2030. As a result of the Tax Act, any federal tax losses incurred by the Company starting in 2018 will have an indefinite carryforward. The Company also has an interest limitation carryforward under IRC Section 163(j) of approximately $9.0 million as of December 31, 2019. This limitation also has an indefinite carryforward period. The Company’s remaining carryforwards have expiration dates from 2018 to 2036. The Company has no material uncertain tax positions at December 31, 2019.

We file U.S. and state tax returns in jurisdictions with varying statutes of limitations.  The 2016 through 2019 tax years generally remain subject to examination by federal and state tax authorities.

14.    BASIC AND DILUTED NET LOSS PER SHARE

The Company calculates its basic loss per share by dividing net loss allocated to common shares outstanding by the weighted average number of common shares outstanding.  Unvested shares of restricted stock participate in dividends on the same basis as common shares. As a result, these share-based awards meet the definition of participating securities and the Company applies the two-class method to compute earnings per share. The two-class method is an earnings allocation formula that treats participating securities as having rights to earnings that would otherwise have been available to common stockholders. In periods in which the Company has net losses, the losses are not allocated to participating securities because the participating security holders are not obligated to share in such losses.  The following table presents the number of participating securities and earnings allocated to those securities for the years ended December 31, 2019, 2018 and 2017 (in millions):

	2019	2018	2017
Earnings allocated to participating shareholders	$—	$—	$-
Number of participating securities	0.8	0.9	1.1

The diluted earnings per share calculations include the effect of the assumed exercise using the treasury stock method for both stock options and unvested restricted stock units, except when the effect would be anti-dilutive.  The following table presents the number of common shares used in the calculation of net loss per share from continuing operations for the years ended December 31, 2019, 2018 and 2017 (in millions):

	2019	2018	2017
Weighted-average number of common shares-basic	25.4	25.1	24.9
Dilutive potential common shares	—	—	—
Weighted-average number of common shares-dilutive	25.4	25.1	24.9

The Company had no stock options outstanding at December 31, 2019, 2018 and 2017 and as such had no dilutive effect.

15.    SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table provides selected consolidated financial information from continuing operations on a quarterly basis for each quarter of 2019 and 2018. The Company’s business is seasonal and particularly sensitive to weather conditions. Interim amounts are therefore subject to significant fluctuations (in millions, except per share data).

	First	Second	Third	Fourth	Full
	Quarter	Quarter	Quarter	Quarter	Year
2019
Net sales	$197.4	$218.5	$215.7	$180.4	$812.0
Gross margin	37.4	44.3	44.7	35.6	162.0
Operating expenses	39.6	41.0	41.4	43.6	165.6
Operating income (loss)	(2.2)	3.3	3.3	(8.0)	(3.6)
Net income (loss) from continuing operations	(3.2)	(10.3)	1.6	(9.4)	(21.3)
Net income (loss) from discontinued operations	—	—	—	—	—

Net income (loss) per share—Diluted
Net income (loss) from continuing operations	$(0.13)	$(0.40)	$0.06	$(0.37)	$(0.84)
Net income (loss) from discontinued operations	$—	$—	$—	$—	$—
Net income (loss)	$(0.13)	$(0.40)	$0.06	$(0.37)	$(0.84)

2018
Net sales	$198.0	$223.4	$222.0	$196.2	$839.6
Gross margin	38.7	45.1	44.6	38.1	166.5
Operating expenses	39.2	43.0	41.1	44.2	167.5
Operating income (loss)	(0.5)	2.1	3.5	(6.0)	(0.9)
Net income (loss) from continuing operations	(0.5)	0.2	1.2	(6.9)	(6.0)
Net income (loss) from discontinued operations	—	—	—	(0.4)	(0.4)

Net income (loss) per share—Diluted
Net income (loss) from continuing operations	$(0.02)	$0.01	$0.05	$(0.27)	$(0.24)
Net income (loss) from discontinued operations	$—	$—	$—	$(0.02)	$(0.02)
Net (income (loss)	$(0.02)	$0.01	$0.05	$(0.29)	$(0.26)

16.    RIGHTS AGREEMENT

On May 18, 2016, the Board of Directors (the “Board”) of the Company entered into a rights agreement (the “Rights Agreement”) with Computershare Trust Company, N.A. and declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of common stock, $0.01 par value per share, of the Company.  The dividend was paid at close of business on May 31, 2016 to the stockholders of record on that date.  The Board adopted the Rights Agreement to protect stockholder value by protecting the Company’s ability to capture the value of its net operating losses used to reduce potential future federal income tax obligations. The Rights Agreement was approved by the Company’s stockholders at the 2017 annual meeting of stockholders.  On May 6, 2019 the Board approved and we entered into a First Amendment to Rights Agreement between the Company and ComputerShare Trust Company, N.A., as rights agent. The Amendment, among other things, (i) extends the final expiration date (as defined in the Rights Agreement) from May 18, 2019 to May 18, 2022; (ii) changes the initial purchase price (as defined in the Rights Agreement) from $13.86 to $13.39; and (iii) increases the period pursuant to which the Board has to consider an exemption request (as defined in the Rights Agreement) from ten business days to 20 business days.  The Rights Agreement will expire on the earliest of (i) May 18, 2022, (ii) the time at which the Rights are redeemed or exchanged, as provided for in the Rights Agreement, (iii) the repeal of Section 382 of the Internal Revenue Code of 1986, as amended, if the Board determines that the Rights Agreement is no longer necessary for the preservation of the Company’s NOLs, and (iv) the beginning of a taxable year of the Company to which the Board determines that no NOLs may be carried forward. We adopted the Rights Agreement to protect stockholder value by attempting to diminish the risk that our ability to use our NOLs to reduce potential future federal income tax obligations may become substantially limited.

Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $0.01 per share (“Preferred Shares”), of the Company at a price of $13.39 per one one-hundredth of a Preferred Share, subject to adjustment.  As a result of the Rights Agreement, any person or group that acquires beneficial ownership of 4.99% or more of the Company’s common stock without the approval of the Board would be subject to significant dilution in the ownership interest of that person or group.

In connection with entry into the Rights Agreement, on May 18, 2016, the Company filed with the Secretary of State of the State of Delaware an Amended and Restated Certificate of Designation of Series A Junior Participating Preferred Stock to create the Preferred Shares.

17.    DISCONTINUED OPERATIONS

The Company’s discontinued operations did not have any sales in 2019, 2018 or 2017.  In 2018 and 2017, loss from discontinued operations net of taxes of $0.4 million and $0.9 million, respectively, were primarily related to changes in estimates associated with remediation of formerly owned property in Montana.

18.    SUBSEQUENT EVENT

On February 19, 2020, Huttig filed suit, Huttig Building Products, Inc. and Huttig, Inc. v. United States, et al, Court No. 20-00045, at the Court of International Trade (“CIT”) requesting relief from the recently imposed Section 232 derivative steel tariffs on the Company’s customs entries on the basis that such tariffs are unconstitutional and not enacted in accordance with law.  The U.S. has agreed to a stipulated injunction against the deposit of the 232 derivative steel duties on Huttig’s entries subject to Huttig increasing its current customs bond to cover the estimated tariffs while the case is being heard.  Other parties (including competitors) have filed similar complaints with the CIT and received similar injunctions.

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A—CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures—The Company, under the supervision and with the participation of our Disclosure Committee and management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of December 31, 2019 in all material respects in (a) causing information required to be disclosed by us in reports that we file or submit under the Exchange Act to be recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (b) causing such information to be accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting—The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

Because of inherent limitations, any system of internal control over financial reporting may not prevent or detect all misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of confidence with the policies and procedures may deteriorate.

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal fourth quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B—OTHER INFORMATION

None

PART III

ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding executive officers and directors of the Company is set forth in the Company’s definitive proxy statement for its 2020 Annual Meeting of Stockholders (the “2020 Proxy Statement”) under the captions “Executive Officers” and “Election of Directors,” respectively, and is incorporated herein by reference. Information regarding Section 16(a) beneficial ownership reporting compliance is set forth in the 2020 Proxy Statement under the caption “Delinquent Section 16(a) Reports,” and is incorporated herein by reference.

The information regarding the Company’s “audit committee financial expert” and identification of the members of the Audit Committee of the Company’s Board of Directors is set forth in the 2020 Proxy Statement under the caption “Board Committees” and is incorporated herein by reference.

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

Huttig Building Products, Inc.

Attention: Corporate Secretary

555 Maryville University Dr.

Suite 400

St. Louis, Missouri 63141

(314) 216-2600

The Company intends to satisfy its disclosure requirement under Item 5.05 of the current report on Form 8-K regarding amendments to, or waivers from, its Code of Business Conduct and Ethics by posting such amendment or waiver on its website at www.huttig.com.

ITEM 11—EXECUTIVE COMPENSATION

The information required by Item 11 is set forth in the 2020 Proxy Statement under the captions “Board of Directors and Committees of the Board of Directors,” “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” and is incorporated herein by reference.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except as set forth below, the information required by Item 12 is set forth in the 2020 Proxy Statement under the captions “Beneficial Ownership of Common Stock by Directors and Management” and “Principal Stockholders of the Company,” and is incorporated herein by reference.

Equity Compensation Plan Information

The following table presents information, as of December 31, 2019, for equity compensation plans under which the Company’s equity securities are authorized for issuance.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	$—	2,734,168
Equity compensation plans not approved by security holders	—	N/A	—
Total	—	$—	2,734,168

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is set forth in the 2020 Proxy Statement under the captions “Certain Relationships and Related Transactions” and “Director Independence,” and is incorporated herein by reference.

ITEM 14—PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is set forth in the 2020 Proxy Statement under the caption “Principal Accounting Firm Services and Fees,” and is incorporated herein by reference.

PART IV

ITEM 15—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

1. Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2019 and 2018

Consolidated Statements of Operations for the years ended December 31, 2019, 2018 and 2017

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2019, 2018 and 2017

Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017

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

4.3	Description of Registrant’s Securities.

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

*10.7	Form of Change in Control Agreement. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).

*10.8	Form of Restricted Stock Award Agreement for Jon P. Vrabely. (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).

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

10.11

Amended and Restated Revolving Credit Agreement dated as of September 3, 2010, among the Company, Huttig, Inc., General Electric Capital Corporation, as agent, co-syndication agent and lender and the other lenders signatory thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 10, 2010).

10.12

First Amendment to Amended and Restated Revolving Credit Agreement dated as of October 31, 2011, by and among the Company, Huttig, Inc., General Electric Capital Corporation and Wells Fargo Capital Finance, LLC. (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.13

Second Amendment to Amended and Restated Credit Agreement dated as of December 21, 2012, by and among the Company, Huttig, Inc., General Electric Capital Corporation and the other lenders signatory thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 21, 2012).

10.14

Third Amendment to Amended and Restated Credit Agreement dated as of May 28, 2014, by and among the Company, Huttig, Inc., General Electric Capital Corporation and the other lenders signatory thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 29, 2014).

10.15

Fourth Amendment to Amended and Restated Credit Agreement dated as of March 21, 2016, by and among the Company, Huttig, Inc., Wells Fargo Capital Finance, LLC and the other parties signatory thereto. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 10-Q filed on May 3, 2016).

10.16

Fifth Amendment to Amended and Restated Credit Agreement dated as of January 27, 2017, by and among the Company, Huttig, Inc., Wells Fargo Capital Finance, LLC and the other parties’ signatory thereto. (Incorporated by reference to Exhibit 10.18 to the Company’s Current Report on Form 10-K filed on March 2, 2017).

10.17

Sixth Amendment to Amended and Restated Credit Agreement dated July 14, 2017, by and among the Company, Huttig, Inc., Wells Fargo Capital Finance, LLC and the other parties signatory thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 18, 2017).

*10.18

Split Dollar Insurance Agreement Endorsement Method between the Company and Jon P. Vrabely dated May 18, 2016. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016).

*10.19

Amended and Restated Executive Agreement dated March 5, 2018, by and between Robert Furio and the Company. (Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.)

*10.20	Separation Agreement dated December 9, 2019, by and between David Fishbein and the Company (Incorporated by reference to the Company’s form 8-K filed on December 12, 2019).

21.1	Subsidiary

23.1	Consent of KPMG LLP, independent registered public accounting firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUTTIG BUILDING PRODUCTS, INC.

By:	/s/ Jon P. Vrabely
President and Chief Executive Officer (Principal Executive Officer)

Date: March 3, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jon P. Vrabely	President, Chief Executive Officer and Director (Principal Executive Officer)	March 3, 2020
Jon P. Vrabely

/s/ Philip W. Keipp	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 3, 2020
Philip W. Keipp

/s/ Delbert H. Tanner	Chairman of the Board	March 3, 2020
Delbert H. Tanner

/s/ Donald L. Glass	Director	March 3, 2020
Donald L. Glass

/s/ James F. Hibberd	Director	March 3, 2020
James F. Hibberd

/s/ Gina G. Hoagland	Director	March 3, 2020
Gina G. Hoagland

/s/ Patrick L. Larmon	Director	March 3, 2020
Patrick L. Larmon

/s/ J. Keith Matheney	Director	March 3, 2020
J. Keith Matheney