Form 10-Q
period 2020-03-31
HUTTIG BUILDING PRODUCTS INC
filed 2020-05-05
CIK 1093082

es

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

The number of shares of Common Stock outstanding on March 31, 2020 was 26,894,681 shares.

PART I FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in millions, except per share data)

	Three Months Ended
	March 31,
	2020	2019
Net sales	$203.0	$197.4
Cost of sales	162.1	160.0
Gross margin	40.9	37.4
Operating expenses	39.0	39.6
Goodwill impairment	9.5	—
Operating loss	(7.6)	(2.2)
Interest expense, net	1.3	1.7
Loss from operations before income taxes	(8.9)	(3.9)
Income tax benefit	—	(0.7)
Loss from continuing operations	(8.9)	(3.2)
Loss from discontinued operations, net of taxes	—	—
Net loss	$(8.9)	$(3.2)

Earnings per share:
Loss from continuing operations per share- basic and diluted	$(0.34)	$(0.13)
Loss from discontinued operations per share- basic and diluted	—	—
Net loss per share- basic and diluted	$(0.34)	$(0.13)

Weighted average shares outstanding:
Basic and diluted shares outstanding	25.9	25.3

See notes to condensed consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in millions)

	March 31,	December 31,	March 31,
	2020	2019	2019
ASSETS
CURRENT ASSETS:
Cash and equivalents	$0.4	$2.2	$0.9
Trade accounts receivable, net	96.7	60.5	89.2
Inventories, net	147.3	139.4	149.2
Other current assets	10.7	12.8	12.3
Total current assets	255.1	214.9	251.6

PROPERTY, PLANT AND EQUIPMENT:
Land	5.0	5.0	5.0
Buildings and improvements	32.6	32.4	32.4
Machinery and equipment	58.4	58.2	56.2
Gross property, plant and equipment	96.0	95.6	93.6
Less accumulated depreciation	65.5	64.4	61.0
Property, plant and equipment, net	30.5	31.2	32.6

OTHER ASSETS:
Operating lease right-of-use assets	38.6	40.9	35.2
Goodwill	—	9.5	9.5
Deferred income taxes	—	—	11.9
Other	4.8	5.0	5.4
Total other assets	43.4	55.4	62.0
TOTAL ASSETS	$329.0	$301.5	$346.2

See notes to condensed consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in millions, except share data)

	March 31,	December 31,	March 31,
	2020	2019	2019
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$1.7	$1.7	$1.7
Current maturities of operating lease right-of-use liabilities	9.2	9.7	9.1
Trade accounts payable	85.5	56.8	86.6
Accrued compensation	2.9	5.5	2.1
Other accrued liabilities	15.1	15.8	14.7
Total current liabilities	114.4	89.5	114.2
NON-CURRENT LIABILITIES:
Long-term debt, less current maturities	148.2	135.1	143.6
Operating lease right-of-use liabilities, less current maturities	29.7	31.6	26.6
Other non-current liabilities	2.4	2.4	2.6
Total non-current liabilities	180.3	169.1	172.8

SHAREHOLDERS’ EQUITY:
Preferred shares: $.01 par (5,000,000 shares authorized)	—	—	—
Common shares: $.01 par (75,000,000 shares authorized: 26,894,681; 26,441,926; and 26,070,616 shares issued at March 31, 2020, December 31, 2019 and March 31, 2019, respectively)	0.3	0.3	0.3
Additional paid-in capital	48.5	48.2	46.4
Retained earnings (accumulated deficit)	(14.5)	(5.6)	12.5
Total shareholders’ equity	34.3	42.9	59.2

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$329.0	$301.5	$346.2

See notes to condensed consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(unaudited)

(in millions)

	Common Shares	Additional	Retained Earnings	Total
	Outstanding,	Paid-In	(Accumulated	Shareholders’
	at Par Value	Capital	Deficit)	Equity
Balance at January 1, 2019	$0.3	$46.0	$15.7	$62.0
Net loss	-	-	(3.2)	(3.2)
Payment for taxes related to share settlement of equity awards	-	(0.1)	-	(0.1)
Stock compensation expense	-	0.5	-	0.5
Balance at March 31, 2019	$0.3	$46.4	$12.5	$59.2

Balance at January 1, 2020	$0.3	$48.2	$(5.6)	$42.9
Net loss	-	-	(8.9)	(8.9)
Stock compensation expense	-	0.3	-	0.3
Balance at March 31, 2020	$0.3	$48.5	$(14.5)	$34.3

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in millions)

	Three Months Ended
	March 31,
	2020	2019
Cash Flows From Operating Activities:
Net loss	$(8.9)	$(3.2)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1.3	1.4
Non-cash interest expense	0.1	0.1
Stock-based compensation	0.3	0.5
Deferred income taxes	—	(0.8)
Goodwill impairment	9.5	—
Changes in operating assets and liabilities:
Trade accounts receivable	(36.2)	(20.2)
Inventories, net	(7.9)	(15.2)
Trade accounts payable	28.7	35.1
Other	(1.3)	(3.3)
Cash used in continuing operating activities	(14.4)	(5.6)
Cash used in discontinued operating activities	(0.1)	(0.1)
Total cash used in operating activities	(14.5)	(5.7)
Cash Flows From Investing Activities:
Capital expenditures	(0.4)	(0.4)
Total cash used in investing activities	(0.4)	(0.4)
Cash Flows From Financing Activities:
Borrowings of debt, net	13.1	6.3
Repurchase of shares to satisfy employee tax withholdings	—	(0.1)
Total cash provided by financing activities	13.1	6.2
Net increase (decrease) in cash and equivalents	(1.8)	0.1
Cash and equivalents, beginning of period	2.2	0.8
Cash and equivalents, end of period	$0.4	$0.9

Supplemental Disclosure of Cash Flow Information:
Interest paid	$1.2	$1.6
Income taxes paid	0.1	—
Non-cash financing activities:
Assets acquired with debt obligations	—	0.1

See notes to condensed consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. BASIS OF PRESENTATION

The unaudited interim condensed consolidated financial statements of Huttig Building Products, Inc. and its subsidiary (the “Company” or “Huttig”) were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and reflect all adjustments (including normal recurring accruals) which, in the opinion of management, are considered necessary for the fair presentation of the results for the periods presented. Financial statement preparation further requires management to make estimates and assumptions. Management bases these estimates and assumptions on historical results and known trends as well as management forecasts. Actual results could differ from these estimates and assumptions and these differences may be material. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

The condensed consolidated results of operations and resulting cash flows for the interim periods presented are not necessarily indicative of the results that might be expected for the full year, or any other interim period, which may differ materially due to, among other things, the factors described in Part I, Item 2 of this Quarterly Report on Form 10-Q and those set forth under Part I, Item 1A – “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as updated by Part II, Item 1A – “Risk Factors” of this Quarterly Report on Form 10-Q. Due to the seasonal nature of Huttig’s business, operating profitability is usually lower in the Company’s first and fourth quarters than in the second and third quarters.

2. NEW ACCOUNTING STANDARDS

Adoption of New Accounting Standards

On January 1, 2020, the Company adopted ASU 2016-13, “Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires a financial asset (or a group of financial assets) measured at amortized cost basis to be assessed for impairment under the current expected credit loss model rather than an incurred loss model. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount.  The primary financial asset of the Company within the scope of ASU 2016-13 is trade receivables.  The adoption of ASU 2016-13 did not materially impact the Company's consolidated financial statements.

Recent accounting pronouncements pending adoption and not discussed above are either not applicable or will not have, or are not expected to have, a material impact on our consolidated financial condition, results of operations, or cash flows.

3. REVENUE

Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods.  The Company reports sales revenue, including direct sales, on a net basis, which includes gross revenue adjustments for estimated returns, cash payment discounts based on the satisfaction of outstanding receivables, and volume purchase rebates.  The Company’s customer payment terms vary by customer, location, and the products purchased but are typical for the Company’s industry.

Regarding direct sales, the Company is the principal of these arrangements and is responsible for fulfilling the promise to provide specific goods to its customers, including product specifications, pricing and modifications prior to delivery.  Direct sales as a percentage of net sales were 21.8% and 25.0% in the three month periods ended March 31, 2020 and 2019, respectively.

The following table disaggregates revenue by product classification (in millions):

	Three Months Ended
	March 31,
	2020	2019
Millwork products	$96.2	$95.3
Building products	$92.6	88.1
Wood products	$14.2	14.0
Net sales	$203.0	$197.4

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

	Three Months Ended
	March 31,
(in millions):	2020	2019
Operating Lease Cost	$3.0	$3.2

Finance Lease Cost:
Amortization of right-of-use assets	$0.3	$0.5
Interest on lease liabilities	0.1	0.1
Total finance lease cost	$0.4	$0.6

The following lease assets and liabilities are included on the condensed consolidated balance sheet (in millions):

	March 31,	December 31,	March 31,
	2020	2019	2019
Operating Leases:
Operating lease right-of-use assets	$38.6	$40.9	$35.2

Current maturities of operating lease right-of-use assets	9.2	9.7	9.1
Operating lease right-of-use liabilities, less current maturities	29.7	31.6	26.6
Total operating lease liabilities	$38.9	$41.3	$35.7

Finance Leases:
Gross property, plant and equipment	$10.6	$10.6	$9.7
Accumulated depreciation	(5.5)	(5.2)	(4.3)
Property, plant and equipment, net	$5.1	$5.4	$5.4

Current maturities of long-term lease liabilities	$1.4	$1.4	$1.4
Long-term lease liabilities, less current maturities	2.6	2.8	3.1
Total finance lease liabilities	$4.0	$4.2	$4.5

As of March 31, 2020, the weighted average remaining lease term for the Company’s operating leases was 3.2 years and for its financing leases was 5.6 years. These leases have weighted average discount rates of 6.3% and 5.2% for operating leases and financing leases, respectively. The rate implicit in the lease is used to discount leases when known. While the implicit rate is often known for finance leases, the Company is generally unable to calculate the implicit rate in operating leases because it does not have access to the lessor’s residual value estimates nor the amount of the lessor’s deferred initial direct costs.  When the implicit rate is not known, the Company uses the incremental borrowing rate for secured loans of similar term. The Company uses available data for unsecured loans to borrowers of similar credit to the Company and adjusts the rate to reflect the effect of providing collateral equivalent to the outstanding obligation balance.

The following cash flow items are included on the condensed consolidated statement of cash flows (in millions):

	Three Months Ended
	March 31,
	2020	2019
Operating cash used for operating leases	$(3.1)	$(3.1)
Operating cash used for finance leases	(0.1)	(0.1)
Financing cash used for finance leases	(0.4)	(0.4)

Maturities of lease liabilities are as follows (in millions):

	Finance leases	Operating leases
2020 (1)	$1.2	$8.4
2021	1.5	9.6
2022	1.1	8.2
2023	0.6	6.8
2024	0.1	4.3
Thereafter	—	9.0
Total lease payments	$4.5	$46.3
Less: imputed interest	(0.5)	(7.4)
Total future lease obligation	$4.0	$38.9
(1)	This amount excludes the three months ended March 31, 2020

5. GOODWILL

Goodwill is reviewed for impairment annually, or more frequently if certain indicators arise. The Company assesses each reporting period whether events and circumstances warrant a revision to the previously established useful lives.

During the first quarter of 2020, a decline in the market value of the Company’s public equity concurrent with the COVID-19 pandemic triggered an assessment of goodwill. The fair value of each reporting unit was determined using a market approach to consider factors such as market capitalization of the Company at March 31, 2020, observed ratios of enterprise value to earnings and the relative sales contribution of each reporting unit. If a reporting unit’s carrying value exceeded its estimated fair value, an impairment was recorded for the amount in excess. As a result of the interim goodwill impairment test, the Company recognized a goodwill impairment charge of $9.5 million.  The following table summarizes goodwill activity for the first quarters ended March 31, 2020 and 2019 (in millions):

		Accumulated	Goodwill,
	Goodwill	Impairments	Net
Balance at January 1, 2019	$21.3	$(11.8)	$9.5
No activity in 2019	—	—	—
Balance March 31, 2019	$21.3	$(11.8)	$9.5

Balance at January 1,2020	21.3	(11.8)	9.5
Impairment	—	(9.5)	(9.5)
Balance at March 31, 2020	$21.3	$(21.3)	$-

6. ALLOWANCE FOR DOUBTFUL ACCOUNTS

The allowance for doubtful accounts consisted of the following (in millions):

	March 31,
	2020	2019
Balance at beginning of year	$3.1	$2.1
Provision charged to expense	0.1	—
Write-offs, less recoveries	—	(0.1)
Balance at end of period	$3.2	$2.0

7. DEBT

Debt consisted of the following (in millions):

	March 31,	December 31,	March 31,
	2020	2019	2019
Revolving credit facility	$144.8	$131.3	$139.3
Other obligations	5.1	5.5	6.0
Total debt	149.9	136.8	145.3
Less current maturities of long-term debt	1.7	1.7	1.7
Long-term debt, less current maturities	$148.2	$135.1	$143.6

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

At March 31, 2020, the Company had revolving credit borrowings of $144.8 million outstanding at a weighted average interest rate of 2.50% per annum, letters of credit outstanding totaling $3.2 million, primarily used as collateral for health and workers’ compensation insurance, and $55.0 million of excess committed borrowing availability.  The Company pays an unused commitment fee of 0.25% per annum. In addition, the Company had $1.1 million of other obligations maturing in 2023 at a borrowing rate of 6.11%. The Company also had $4.0 million of financing lease obligations at March 31, 2020.  See Note 4 – “Leases” for more information.

The sole financial covenant in the credit facility is the minimum fixed charge coverage ratio (“FCCR”) of 1.00:1.00, which must be tested by the Company if the excess borrowing availability falls below an amount in the range of $17.5 million to $31.3 million, depending on the borrowing base. In the first quarter of 2020, the minimum FCCR was not required to be tested as excess borrowing availability was greater than the minimum threshold. However, if the Company’s availability would have fallen below that threshold, the Company would not have met the minimum FCCR. The FCCR must also be tested on a pro forma basis prior to consummation of certain significant business transactions outside the ordinary course of business, as defined in the agreement.

While the Company believes its cash on hand, borrowing capacity available under the credit facility, and cash flows from operations for the next twelve months will be sufficient to service its liquidity needs, it cannot predict whether future developments associated with the COVID-19 pandemic will materially adversely affect its liquidity position. See Note 13, “Impact and Company Response to the COVID-19 Pandemic” for additional disclosure regarding the potential impact the current pandemic may have on the Company’s future liquidity and financial position.

8. OTHER ACCRUED LIABILITIES

The Company had other accrued liabilities consisting of the following (in millions):

	March 31,	December 31,	March 31,
	2020	2019	2019
Self insurance	$3.9	$3.7	$3.9
Sales incentive programs	7.1	7.4	3.1
Short term environmental	1.1	1.1	1.1
Other accruals	3.0	3.6	6.6
Other accrued liabilities	$15.1	$15.8	$14.7

9. CONTINGENCIES

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

The Company paid $0.1 million in the first three months of 2020 implementing the RAWP.  The Company estimates the total remaining cost of implementing the RAWP to be $2.9 million at March 31, 2020 with $1.1 million in short-term other accrued liabilities and $1.8 million in other non-current liabilities. As of March 31, 2020, the Company believes the accrual represents a reasonable best estimate of the total remaining remediation costs, based on facts, circumstances, and information currently available.  However, there are currently unknown variables relating to the actual levels of contaminants and amounts of soil that will ultimately require treatment or removal. As part of the remediation process, additional soil and groundwater sampling, and bench and pilot testing is required to ensure the remediation will achieve the outcome required by the DEQ.  The ultimate final amount of remediation costs and expenditures are difficult to estimate with certainty and as a result, the amount of actual costs and expenses ultimately incurred by the Company with respect to this property could be lower than, or exceed the amount accrued as of March 31, 2020 by a material amount.  If actual costs are materially higher, the incremental expenses over the amount currently accrued could have a material adverse effect on the Company’s liquidity, financial condition and operating results.

In addition, some of the Company’s current and former distribution centers are located in areas where environmental contamination may have occurred, and for which the Company, among others, could be held responsible. The Company currently believes that there are no material environmental liabilities at any of its distribution center locations.

The timing of our remediation efforts and expenditures are expected to be impacted by the current pandemic as the company expects to defer cleanup efforts based upon health and safety and other financial considerations.  See Note 13, “Impact and Company Response to the COVID-19 Pandemic”

10. EARNINGS (LOSS) PER SHARE

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

The following table presents the number of participating securities and earnings allocated to those securities (in millions).

	Three Months Ended
	March 31,
	2020	2019
Earnings allocated to participating shareholders	$—	$—
Number of participating securities	0.9	1.1

The diluted earnings per share calculations include the effect of assumed exercise using the treasury stock method for unvested restricted stock units, except when the effect would be anti-dilutive.  The following table presents the number of common shares used in the calculation of net income (loss) per share from continuing operations (in millions):

	Three Months Ended
	March 31,
	2020	2019
Weighted-average number of common shares-basic	25.9	25.3
Dilutive potential common shares	—	—
Weighted-average number of common shares-dilutive	25.9	25.3

11. INCOME TAXES

The Company assesses available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of existing deferred tax assets.  The cumulative loss incurred by the Company over the three-year period ended March 31, 2020 constitutes a significant piece of objective negative evidence.  Such objective negative evidence limits the ability to consider other subjective evidence, such as our projections for future profitability and growth.  Based on this evaluation, as of March 31, 2020, the Company maintained a valuation allowance of $19.7 million to reduce net deferred tax assets as their realization did not meet the more-likely-than-not criterion.  The amount of deferred tax assets considered realizable, however, could be adjusted in the future if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for future profitability and growth.

The Company’s effective tax rate from continuing operations was a benefit of 0% and 18% in the three-month periods ended March 31, 2020 and 2019, respectively. The first quarter 2020 tax rate was impacted by state tax expense and amortization of tax goodwill, which continues to increase the indefinite-lived deferred tax liability.

In response to COVID-19, President Donald Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) on March 27, 2020. The CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses, temporary changes to the prior and future limitations on interest deductions, temporary suspension of certain payment requirements for the employer portion of Social Security taxes, technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property, alternative minimum tax credit refunds, and the creation of certain refundable employee retention credits. The Company anticipates it may benefit in the future from the temporary five-year net operating loss carryback provisions, the technical correction for qualified leasehold improvements, which changes 39-year property to 15-year property, eligibility for 100% tax bonus depreciation, and potentially other provisions within the CARES Act. Where certain tax provisions of the CARES Act are determined to be applicable following the completion of the Company’s assessment, these may result in tax credits, refunds and income tax or other benefits which would be recorded in the Consolidated Statements of Operations in the period in which the benefit is incurred.

12. STOCK-BASED COMPENSATION

The Company recognized $0.3 million and $0.5 million in non-cash, stock-based compensation expense for the first quarter of 2020 and 2019, respectively.  During the first three months of 2020, the Company granted an aggregate of 390,325 shares of restricted stock at a weighted average value of $1.40 per share under its 2005 Executive Incentive Compensation Plan, as amended and restated. Most restricted shares vest in three equal installments on the first, second and third anniversaries of the grant date, or cliff vest in five years. During the first three months of 2020, the Company granted an aggregate of 90,000 shares of restricted stock under its Non-Employee Directors’ Restricted Stock Plan, as amended, at an average fair market value of $1.44 per share. The directors’ restricted shares vest on the first anniversary of the grant date. Unearned compensation expense is amortized into expense on a straight-line basis over the requisite service period for the entire award. As of March 31, 2020 and 2019, the total compensation expense not yet recognized related to all outstanding restricted stock awards was $1.8 million and $3.8 million, respectively.

13. IMPACT AND COMPANY REPONSE TO COVID-19

In March 2020, the World Health Organization recognized the novel strain of coronavirus, COVID-19, as a pandemic.  The United States, various other countries and state and local jurisdictions have imposed, among other things, travel and business operation restrictions intended to limit the spread of the COVID-19 virus and have advised or required individuals to adhere to social distancing or limit or forego their time outside of their home.  This pandemic and the governmental response have resulted in significant and widespread economic disruptions to, and uncertainty in, the global and U.S. economies, including in the regions in which the Company operates.  In many jurisdictions, the Company and its customers were deemed “essential businesses” and continued to operate, reducing the impact of these restrictions on its operations and results for the three months ended March 31, 2020.  However, Company management cannot reliably predict the future impact of the pandemic and the governmental response to the pandemic on the Company’s operations and future results.

Currently, all of the Company’s branches remain open and capable of meeting customer needs.  The Company has taken protective measures to guard the health and well-being of its employees and customers, including the implementation of social distancing guidelines and remote work options where possible.  The Company has observed certain of its customers reducing purchases and operations due to the impact of COVID-19 and governmental restrictions.  Accordingly, the Company anticipates a decline in its sales and have taken proactive measures to protect its operating liquidity including communicating with vendors and customers, seeking modification of payment and other terms of rental and procurement agreements and monitoring its accounts receivable.  The Company has also reduced inventory levels to meet an anticipated decrease in demand and has implemented cost containment measures, including lay-offs, wage reductions, suspension of matching contributions to its qualified defined contribution plan, and eliminated non-essential spend.  The Company has also delayed or cancelled certain planned capital expenditures.  The Company has utilized its diverse overseas network to source alternative suppliers of its proprietary products, while simultaneously rationalizing its purchase volume to better align with its current sales projections.  The Company has also been proactively communicating with its senior credit lenders regarding potential modification of terms under its senior credit facility.  While the Company intends for these actions to mitigate the impact of the pandemic on its operations, it cannot provide any assurance that these actions will be successful.

14. BID PRICE NON-COMPLIANCE NOTIFICATION

On April 22, 2020, the Company received a letter (the “Notice”) from The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that the closing bid price for its common stock had been below $1.00 for the last 30 consecutive business days and that the Company therefore is not in compliance with the minimum bid price requirement for continued inclusion on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Requirement”). Under the Nasdaq Listing Rules, the Company has a period of 180 calendar days from the date of the Notice to regain compliance with the Bid Price Requirement. However, due to recent market conditions, Nasdaq has determined to toll the compliance periods for the Bid Price Requirement through June 30, 2020. As a result, the compliance period for the Bid Price Requirement will be reinstated on July 1, 2020 (the “Reinstatement Date”). Accordingly, the Company has until December 27, 2020 (the “Compliance Date”), which is 180 calendar days from the Reinstatement Date, to regain compliance with the Bid Price Requirement. To regain compliance, the closing bid price of the Company’s common stock must be at least $1.00 for a minimum of ten consecutive business days on or before the Compliance Date.

The Company intends to monitor the closing bid price of its common stock and may, if appropriate, consider available options to regain compliance with the Bid Price Requirement. However, there can be no assurance that the Company will be able to regain compliance with the Bid Price Requirement, or will otherwise be in compliance with other Nasdaq Listing Rules. If the Company does not regain compliance by the Compliance Date and has not requested an extension of the time period in which it must comply, Nasdaq will provide notice to the Company that its common stock is subject to delisting. In such event, Nasdaq’s rules permit the Company to appeal any delisting determination. However, there can be no assurance that Nasdaq would grant the Company's request for an extension of the compliance period or that the Company’s appeal of the delisting determination would be favorably determined.

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

There are a number of factors, some of which are beyond our control that could cause our actual results to differ materially from those expressed or implied in the forward-looking statements.  These factors include, but are not limited to, the following: the impact of global health concerns, including the current COVID-19 pandemic, and governmental responses to such concerns, on our business, results of operations, liquidity and capital resources; the success of our growth initiatives; expansion of the Huttig-Grip product line; the strength of new construction, home improvement and remodeling markets and the recovery of the homebuilding industry to levels consistent with the historical annual average total housing starts from 1959 to 2019 of approximately 1.4 million starts based on statistics tracked by the U.S. Census Bureau (“Historical Average”); the cyclical nature of our industry; our ability to comply with, and the restrictive effect of, the financial covenant applicable under our credit facility; risks of international suppliers; the ability to source alternative suppliers in light of the COVID-19 pandemic; product liability claims and other legal proceedings; commodity prices and demand in light of the COVID-19 pandemic; stock market volatility; failure to meet exchange listing requirements; stockholder activist disruption; current or future litigation; information technology failures, network disruptions, cybersecurity attacks or breaches in data security; termination of key supplier relationships; our failure to attract and retain key personnel; goodwill impairment; deterioration of our customers’ creditworthiness or our inability to forecast such deteriorations particularly in light of the COVID-19 pandemic; the loss of a significant customer; the cost of environmental compliance, including actual expenses we may incur to resolve proceedings we are involved in arising out of a formerly owned facility in Montana; competition with existing or new industry participants; deterioration in our relationship with our unionized employees, including work stoppages or other disputes; funding requirements for multi-employer pension plans for our unionized employees; significant uninsured claims; the integration of any business we acquire and the liabilities of such businesses; the seasonality of our operations; federal and state transportation regulations; fuel cost increases; any limitations on our ability to utilize our deferred tax assets to reduce future taxable income and tax liabilities; risks associated with our private brands; uncertainties resulting from changes to United States and foreign laws, regulations and policies; the potential impact of changes in tariff costs, including tariffs on imported steel and aluminum, and potential anti-dumping or countervailing duties; and those set forth under Part I, Item 1A – “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as supplemented by Form 8-K filed on April 27, 2020 and Part II, Item 1A – “Risk Factors” of this Quarterly Report on Form 10-Q. These factors may not constitute all factors that could cause actual results to differ from those discussed in any forward-looking statement. Accordingly, forward-looking statements should not be relied upon as a predictor of actual results.

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

The following table sets forth our sales by product classification as a percentage of total sales:

	Three Months Ended
	March 31,
	2020	2019
Millwork products (1)	47%	48%
Building products (2)	46%	45%
Wood products (3)	7%	7%
Total net product sales	100%	100%
(1)	Millwork products generally include exterior and interior doors, pre-hung door units, windows, mouldings, frames, stair parts and columns.
(2)	Building products generally include composite decking, connectors, fasteners, housewrap, siding, roofing products, insulation and other miscellaneous building products.
(3)	Wood products generally include engineered wood products and other wood products, such as lumber and panels.

Industry Conditions

New housing activity continues to trend below the historical annual average of 1.4 million total housing starts from 1959 to 2019 based on statistics tracked by the United States Census Bureau. Total housing starts were approximately 1.3 million in 2019. Through March 31, 2020, based on the most recent data provided by the United States Census Bureau, total new housing starts were 22.4% higher than 2019 levels for the corresponding three month period.

In March 2020, the World Health Organization recognized the novel strain of coronavirus, COVID-19, as a pandemic.  The United States, various other countries and state and local jurisdictions have imposed, among other things, travel and business operation restrictions intended to limit the spread of the COVID-19 virus and are advising or requiring individuals to adhere to social distancing or limit or forego their time outside of their home.  This pandemic and the governmental response have resulted in significant and widespread economic disruptions to, and uncertainty in, the global and U.S. economy, including in the regions in which we operate.  In many jurisdictions, we and our customers were deemed “essential businesses” and continued to operate, reducing the impact of these restrictions on our operations and results for the three months ended March 31, 2020. However, we cannot reliably predict the future impact of the pandemic and the governmental response to the pandemic on our operations and future results.

Currently, all of our branches remain open and capable of meeting customer needs.  We have taken protective measures to guard the health and well-being of our employees and customers, including the implementation of social distancing guidelines and remote work options where possible.  We have observed certain of our customers reducing purchases and operations due to the impact of COVID-19 and governmental restrictions.  Accordingly, we anticipate a decline in our sales and have taken proactive measures to protect our operating liquidity including communicating with vendors and customers, seeking modification of payment and other terms of rental and procurement agreements and monitoring our accounts receivable.  We have also reduced inventory levels to meet an anticipated decrease in demand and have implemented cost containment measures, including lay-offs, wage reductions, suspension of matching contributions to our qualified defined contribution plan, and eliminated non-essential spend. We have also delayed or cancelled certain planned capital expenditures.  We have utilized our diverse overseas network to source alternative suppliers of our proprietary products, while simultaneously rationalizing our purchase volume to better align with our current sales projections.  We have also been communicating with our senior credit lendors regarding potential modification of terms under our senior credit facility.  If in the future, we fail to meet our borrowing covenants and are unable to maintain excess borrowing availability of more than the applicable required amount, our lenders would have the right to terminate the loan commitments and accelerate the repayment of the entire amount outstanding under the credit facility. Our lenders also could foreclose on our assets securing our credit facility. In that event, we would be forced to seek alternative sources of financing.  Our ability to restructure our debt or refinance may depend on the condition of the financial markets and the availability of credit during the COVID-19 pandemic, which may result in credit being unavailable on terms acceptable to us or at all. While we intend for our actions to mitigate the impact of the pandemic on our operations, we cannot provide any assurance that these actions will be successful.

Various other factors have caused our results of operations to fluctuate from period to period. These factors include levels of residential construction, the mix of single family and multi-family starts as a percentage of total residential construction, home improvement and remodeling activity, weather, prices of commodity wood and steel products, dumping duties, tariffs, interest rates, competitive pressures, availability of credit and other local, regional and national economic conditions. Many of these factors are cyclical or seasonal in nature. We anticipate that further fluctuations in operating results from period to period will continue in the future. Our results in the first and fourth quarters of each year are generally adversely affected by winter weather patterns in the Midwest, Northeast and Northwest, which typically result in seasonal decreases in levels of construction activity in these areas. As much of our overhead and expenses remain relatively fixed throughout the year, our operating profits tend to be lower during the first and fourth quarters.

We believe we have the product offerings, distribution channels, personnel, systems infrastructure and financial and competitive resources necessary for continued operations. Our future revenues, costs and profitability, however, are all likely to be influenced by a number of risks and uncertainties all of which may be amplified by the COVID-19 pandemic.

Strategic Initiatives

Our strategy is to increase shareholder value through the growth and diversification of our business.  To accomplish this, we have developed strategic initiatives that require investments in our infrastructure, our people and technology platform.  Our goals are to accelerate our growth and diversify our business, which we believe will improve operating leverage over the intermediate term.  Our ability to continue to implement our strategic initiatives may be impaired by the impact of the COVID-19 pandemic on our operations.

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

Critical Accounting Policies

We prepare our condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles, which requires management to make estimates and assumptions. Management bases these estimates and assumptions on historical results and known trends as well as management forecasts. Actual results could differ from these estimates and assumptions and these differences may be material. For a discussion of our significant accounting policies and estimates, see our Annual Report on Form 10-K for the year ended December 31, 2019 in Part II, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies.” During the three months ended March 31, 2020, there were no material changes to the critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Results of Operations

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Net sales were $203.0 million in the first quarter of 2020, which was $5.6 million, or 2.8%, higher than the first quarter of 2019.  The increase in net sales was primarily attributed to an increase in new residential construction.

Millwork product sales increased 0.9% in the first quarter of 2020 to $96.2 million, compared to $95.3 million in the first quarter of 2019, building products sales increased 5.1% in the first quarter of 2020 to $92.6 million, compared to $88.1 million in the first quarter of 2019, and wood product sales increased 1.4% in the first quarter of 2020 to $14.2 million, compared to $14.0 million in the first quarter of 2019.

Gross margin was $40.9 million in the first quarter of 2020, compared to $37.4 million in the first quarter of 2019. As a percentage of sales, gross margin was 20.1% in the first quarter of 2020, compared to 18.9% in the first quarter of 2019. Gross margin improvement was generally related to product mix, including our de-emphasis of commoditized products in favor of higher margin sales opportunities.

Operating expenses decreased $0.6 million to $39.0 million in the first quarter of 2020, compared to $39.6 million in the first quarter of 2019.  Personnel costs decreased $1.2 million due to lower contract labor and benefit cost, including lower medical expenses and equity compensation. Non-personnel costs increased $0.6 million for the quarter primarily due to an increase in workers’ compensation expense. As a percentage of sales, operating expenses were 19.2% in the first quarter of 2020 compared to 20.1% in 2019.

Net interest expense was $1.3 million in the first quarter of 2020 and $1.7 million in the first quarter of 2019 due to lower average borrowing rates.

Income tax benefit was $0.0 for the quarter ended March 31, 2020, as compared to income tax benefit of $0.7 million for the quarter ended March 31, 2019.

As a result of the foregoing factors, we reported loss from continuing operations of $8.9 million for the quarter ended March 31, 2020, compared to a loss from continuing operations of $3.2 million for the quarter ended March 31, 2019.

Liquidity and Capital Resources

We depend on our cash flows from operations and funds available under our revolving credit facility to finance seasonal working capital needs, capital expenditures, additional investments in our product lines, including Huttig-Grip, and any acquisitions that we may undertake. To the extent that our sales decline or our customers are unable to meet their obligations, including as a result of the current COVID-19 pandemic and global economic instability, our cash flows would be negatively affected.

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

At March 31, 2020, we had $55.0 million of excess committed borrowing availability and $0.4 million cash.  The current COVID-19 pandemic could have negative impacts on our excess committed borrowing availability as working capital levels decline and outstanding debt increases as a result of the impact from the pandemic on our operations.  Our liquidity assumptions and our ability to meet our Credit Facility covenants are dependent on many additional factors, including the “Risk Factors” set forth in Part I, Item 1A of the Form 10-K for the year ended December 31, 2019 as updated by Form 8-K filed on April 27, 2020 and Part II, Item IA – “Risk Factors” of this Quarterly Report on Form 10-Q.

Operations.  Cash used in operating activities was $14.5 million during the first three months of 2020, compared to $5.7 million during the first three months of 2019. The increase in cash used in operating activities was primarily attributable to an increase in accounts receivable of $36.2 million during the first three months of 2020, compared to an increase of $20.2 million in the prior-year corresponding period. The increase in accounts receivable over the first three months of the year was a result of increased sales and the normal seasonality of our business. Our inventory levels increased $7.9 million during the first three months of 2020 largely driven by the normal seasonal build for anticipated increases in sales activity, less inventory reduction efforts commencing late in first the quarter as a result of the Company’s actions around an anticipated decline in sales demand. Inventory increased $15.2 million in the comparative prior-year period.  These working capital increases were offset by an increase in accounts payable of $28.7 million and $35.1 million in 2020 and 2019, respectively, primarily as a result of our inventory build for the respective periods. The accounts payable increase relative to the increase in inventories was mitigated in part by shorter payment terms to suppliers on internationally sourced products.

Investing.  Investing activities used $0.4 million of cash during the first three months of both 2020 and 2019. These expenditures were primarily for replacement equipment at various distribution centers.

Financing.  Cash provided by financing activities of $13.1 million during the first three months of 2020 was from an increase in net borrowings under our credit facility. Cash provided by financing activities of $6.2 million in the first three months of 2019 reflected net borrowings of $6.3 million offset by $0.1 million for the repurchase of shares to satisfy employee tax withholdings on stock-based awards.

While we believe that our cash on hand, borrowing capacity available under our credit facility, and cash flows from operations for the next twelve months will be sufficient to service our liquidity needs, we cannot predict whether future developments associated with the COVID-19 pandemic will materially adversely affect our liquidity position. Subsequent to the quarter ended March 31, 2020, we began taking several cost containment measures to conserve our liquidity position, including layoffs, wage reductions, and delay or cancellation of planned capital expenditures.  Our liquidity assumptions and our ability to meet our credit facility covenants are dependent on many additional factors, including the “Risk Factors” in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2019 as updated by Form 8-K filed on April 27, 2020 and as set forth in Part II, Item IA – “Risk Factors”  of this Quarterly Report on Form 10-Q.

At March 31, 2020, the minimum fixed charge coverage ratio (“FCCR”) was not required to be tested, as excess borrowing availability was greater than the minimum threshold. However, if our availability had fallen below that threshold, we would not have met the minimum FCCR. If we are unable to maintain excess borrowing availability of more than the applicable amount in the range of $17.5 million to $31.3 million and we do not meet the minimum FCCR, the lendors would have the right to terminate the loan commitments and accelerate the repayment of the entire amount outstanding under the credit facility. The lendors could also foreclose on our assets that secure the credit facility. If the credit facility was terminated, we would be forced to seek alternative sources of financing, which may not be available on terms acceptable to us, or at all.

Goodwill Analysis

We review goodwill annually for impairment, or more frequently if Company or market conditions indicate reporting units may be at risk of impairment.  Our last annual review was performed as of December 31, 2019 when our market capitalization was $40.7 million, which was below the carrying value of equity. At December 31, 2019, no indicators of impairment were identified.  As of March 31, 2020, following a broad market selloff over concerns of the impact of COVID-19 on macroeconomic conditions, our market capitalization was $18.5 million, which was $25.2 million below the carrying value of equity.  Therefore, we reassessed the implied value of our reporting units relative to their net book value.

The fair value of each reporting unit was determined using a market approach to consider factors such as market capitalization of the Company at March 31, 2020, observed ratios of enterprise value to earnings and the relative sales contribution of each reporting unit. If a reporting unit’s carrying value exceeded its estimated fair value, an impairment was recorded for the amount in excess. As a result of our interim goodwill impairment test, we recognized a goodwill impairment charge of $9.5 million.

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

See Note 9 – “Contingencies” of the Notes to the Condensed Consolidated Financial Statements (unaudited) in Part I, Item 1 for information on legal proceedings in which we are involved.  See also Note 10- “Commitments and Contingencies” in the notes to our consolidated financial statements under Part II, Item 8 – “Financial Statements and Supplementary Data” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from the information provided in Part II, Item 7A – “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2019.

ITEM 4 — CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures – The Company, under the supervision and with the participation of our Disclosure Committee and management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2020 in all material respects to (a) cause information required to be disclosed by us in reports that we file or submit under the U.S. Securities and Exchange Commission’s rules and forms and (b) cause such information to be accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control Over Financial Reporting – The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors. Based on our evaluation under the framework in Internal Control-Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of March 31, 2020.

Changes in Internal Control of Financial Reporting – The Company did not modify any existing internal controls as a result of its response to the COVID-19 pandemic that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

See Note 9 – “Contingencies” of the Notes to the Condensed Consolidated Financial Statements (unaudited) in Part I, Item 1 for information on legal proceedings in which the Company is involved. See also Note 10 – “Commitments and Contingencies” in the notes to our consolidated financial statements under Part II, Item 8 “Financial Statements and Supplementary Data” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

ITEM 1A — RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A – “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, as supplemented by Form 8-K filed on April 27, 2020, and Part II, Item IA – “Risk Factors” of this Quarterly Report on Form 10-Q.  Such risk factors could materially affect our business, financial condition, and future results. These described risks are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and operating results. Other than the risk factors set forth below and as set forth in Form 8-K filed on April 27, 2020, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2019.

Our failure to meet the continued listing requirements of the NASDAQ exchange could result in a delisting of our common stock.

Because our common stock trades on the NASDAQ exchange, we are subject to certain continued listing requirements, including the maintenance of a minimum $1 closing bid price requirement. On April 22, 2020, we received a letter from The Nasdaq Stock Market LLC notifying us that the closing bid price for our common stock had been below $1.00 for the last 30 consecutive business days and that we therefore are not in compliance with the minimum bid price requirement for continued inclusion on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Requirement”).  Under the Nasdaq Listing Rules, we have a period of 180 calendar days from the date of the Notice to regain compliance with the Bid Price Requirement. However, due to recent market conditions, Nasdaq has determined to toll the compliance periods for the Bid Price Requirement through June 30, 2020. As a result, the compliance period for the Bid Price Requirement will be reinstated on July 1, 2020 (the “Reinstatement Date”). Accordingly, we have until December 27, 2020 (the “Compliance Date”), which is 180 calendar days from the Reinstatement Date, to regain compliance with the Bid Price Requirement. To regain compliance, the closing bid price of our common stock must be at least $1.00 for a minimum of ten consecutive business days on or before the Compliance Date.

If we do not regain compliance by the Compliance Date and have not requested an extension of the time period in which we must comply, Nasdaq will provide notice to us that our common stock is subject to delisting. In such event, Nasdaq’s rules permit us to appeal any delisting determination. However, there can be no assurance that Nasdaq would grant our request for an extension of the compliance period or that our appeal of the delisting determination would be favorably determined.  If NASDAQ delists our common stock from the exchange, such a delisting would likely have a negative effect on, and would increase the volatility of, the price of our common stock.  In the event of a delisting, any action taken by us to restore compliance with listing requirements may not allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, satisfy the NASDAQ minimum bid price requirement or prevent future non-compliance with any other NASDAQ listing requirement.

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

10.21	First Amendment to Amended and Restated Executive Agreement between the Company and Jon P. Vrabely dated April 27, 2020

10.22	First Amendment to Amended and Restated Executive Agreement between the Company and Robert Furio dated April 27, 2020

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

10l.SCH	XBRL Taxonomy Extension Scheme Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUTTIG BUILDING PRODUCTS, INC.

/s/ Jon P. Vrabely
Date: May 5, 2020
Jon P. Vrabely
President and Chief Executive Officer
(Principal Executive Officer)

HUTTIG BUILDING PRODUCTS, INC.

/s/ Philip W. Keipp
Date: May 5, 2020
Philip W. Keipp
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)