Form 10-Q
period 2020-06-30
HUTTIG BUILDING PRODUCTS INC
filed 2020-08-04
CIK 1093082

es

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☑	Smaller reporting company	☑

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The number of shares of Common Stock outstanding on July 28, 2020 was 26,894,006 shares.

PART I FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net sales	$192.0	$218.5	$395.0	$415.9
Cost of sales	153.3	174.2	315.4	334.2
Gross margin	38.7	44.3	79.6	81.7
Operating expenses	34.7	41.0	73.7	80.6
Goodwill impairment	—	—	9.5	—
Restucturing charges	1.5	—	1.5	—
Operating income (loss)	2.5	3.3	(5.1)	1.1
Interest expense, net	0.9	1.8	2.2	3.5
Income (loss) from operations before income taxes	1.6	1.5	(7.3)	(2.4)
Income tax expense	—	11.8	—	11.1
Income (loss) from continuing operations	1.6	(10.3)	(7.3)	(13.5)
Loss from discontinued operations, net of taxes	—	—	—	—
Net income (loss)	$1.6	$(10.3)	$(7.3)	$(13.5)

Earnings (loss) per share:
Earnings (loss) from continuing operations per share- basic	$0.06	$(0.40)	$(0.28)	$(0.53)
Loss from discontinued operations per share- basic	—	—	—	—
Net earnings (loss) per share - basic	$0.06	$(0.40)	$(0.28)	$(0.53)

Earnings (loss) from continuing operations per share- diluted	$0.06	$(0.40)	$(0.28)	$(0.53)
Loss from discontinued operations per share- diluted	—	—	—	—
Net income (loss) per share- diluted	$0.06	$(0.40)	$(0.28)	$(0.53)

Weighted average shares outstanding:
Basic shares outstanding	26.0	25.5	26.0	25.4
Diluted shares outstanding	26.2	25.5	26.0	25.4

See notes to condensed consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in millions)

	June 30,	December 31,	June 30,
	2020	2019	2019
ASSETS
CURRENT ASSETS:
Cash and equivalents	$1.8	$2.2	$1.1
Trade accounts receivable, net	95.5	60.5	96.7
Inventories, net	108.5	139.4	141.7
Other current assets	9.2	12.8	13.4
Total current assets	215.0	214.9	252.9

PROPERTY, PLANT AND EQUIPMENT:
Land	5.0	5.0	5.0
Buildings and improvements	32.6	32.4	32.5
Machinery and equipment	58.8	58.2	56.5
Gross property, plant and equipment	96.4	95.6	94.0
Less accumulated depreciation	66.6	64.4	62.0
Property, plant and equipment, net	29.8	31.2	32.0

OTHER ASSETS:
Operating lease right-of-use assets	38.6	40.9	34.2
Goodwill	—	9.5	9.5
Deferred income taxes	—	—	—
Other	4.8	5.0	5.5
Total other assets	43.4	55.4	49.2
TOTAL ASSETS	$288.2	$301.5	$334.1

See notes to condensed consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in millions, except share data)

	June 30,	December 31,	June 30,
	2020	2019	2019
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$1.7	$1.7	$1.7
Current maturities of operating lease right-of-use liabilities	9.8	9.7	9.2
Trade accounts payable	62.9	56.8	69.6
Accrued compensation	5.5	5.5	4.4
Other accrued liabilities	15.3	15.8	13.1
Total current liabilities	95.2	89.5	98.0
NON-CURRENT LIABILITIES:
Long-term debt, less current maturities	125.6	135.1	158.6
Operating lease right-of-use liabilities, less current maturities	29.0	31.6	25.5
Other non-current liabilities	2.2	2.4	2.5
Total non-current liabilities	156.8	169.1	186.6

SHAREHOLDERS’ EQUITY:
Preferred shares: $.01 par (5,000,000 shares authorized)	—	—	—
Common shares: $.01 par (75,000,000 shares authorized: 26,894,006; 26,441,926; and 26,542,639 shares issued at June 30, 2020, December 31, 2019 and June 30, 2019, respectively)	0.3	0.3	0.3
Additional paid-in capital	48.8	48.2	47.0
Retained earnings (accumulated deficit)	(12.9)	(5.6)	2.2
Total shareholders’ equity	36.2	42.9	49.5

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$288.2	$301.5	$334.1

See notes to condensed consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(unaudited)

(in millions)

	Common Shares	Additional	Retained Earnings	Total
	Outstanding,	Paid-In	(Accumulated	Shareholders’
	at Par Value	Capital	Deficit)	Equity
Balance at January 1, 2019	$0.3	$46.0	$15.7	$62.0
Net loss	-	-	(3.2)	(3.2)
Payment for taxes related to share settlement of equity awards	-	(0.1)	-	(0.1)
Stock compensation expense	-	0.5	-	0.5
Balance at March 31, 2019	$0.3	$46.4	$12.5	$59.2
Net loss	-	-	(10.3)	(10.3)
Stock compensation expense	-	0.6	-	0.6
Balance at June 30, 2019	$0.3	$47.0	$2.2	$49.5

Balance at January 1, 2020	$0.3	$48.2	$(5.6)	$42.9
Net loss	-	-	(8.9)	(8.9)
Stock compensation expense	-	0.3	-	0.3
Balance at March 31, 2020	$0.3	$48.5	$(14.5)	$34.3
Net income	-	-	1.6	1.6
Stock compensation expense	-	0.3	-	0.3
Balance at June 30, 2020	$0.3	$48.8	$(12.9)	$36.2

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Cash Flows From Operating Activities:
Net income (loss)	$1.6	$(10.3)	$(7.3)	$(13.5)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1.4	1.3	2.7	2.7
Non-cash interest expense	—	—	0.1	0.1
Stock-based compensation	0.3	0.6	0.6	1.1
Deferred income taxes	—	11.8	—	11.0
Goodwill impairment	—	—	9.5	—
Restructuring charges	1.5	—	1.5	—
Changes in operating assets and liabilities:
Trade accounts receivable	1.2	(7.5)	(35.0)	(27.7)
Inventories, net	38.8	7.5	30.9	(7.7)
Trade accounts payable	(22.6)	(17.0)	6.1	18.1
Other	2.5	(0.6)	1.2	(3.9)
Cash provided by (used in) continuing operating activities	24.7	(14.2)	10.3	(19.8)
Cash used in discontinued operating activities	—	(0.1)	(0.1)	(0.2)
Total cash provided by (used in) operating activities	24.7	(14.3)	10.2	(20.0)
Cash Flows From Investing Activities:
Capital expenditures	(0.4)	(0.4)	(0.8)	(0.8)
Total cash used in investing activities	(0.4)	(0.4)	(0.8)	(0.8)
Cash Flows From Financing Activities:
Borrowings (repayments) of debt, net	(22.9)	14.9	(9.8)	21.2
Repurchase of shares to satisfy employee tax withholdings	—	—	—	(0.1)
Total cash provided by (used in) financing activities	(22.9)	14.9	(9.8)	21.1
Net increase (decrease) in cash and equivalents	1.4	0.2	(0.4)	0.3
Cash and equivalents, beginning of period	0.4	0.9	2.2	0.8
Cash and equivalents, end of period	$1.8	$1.1	$1.8	$1.1

Supplemental Disclosure of Cash Flow Information:
Interest paid	$1.0	$1.7	$2.2	$3.3
Income taxes paid	0.3	0.1	0.4	0.1
Non-cash financing activities:
Assets acquired with debt obligations	0.2	0.1	0.2	0.2

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

The condensed consolidated results of operations and resulting cash flows for the interim periods presented are not necessarily indicative of the results that might be expected for the full year, or any other interim period, which may differ materially due to, among other things, the factors described in Part I, Item 2 of this Quarterly Report on Form 10-Q and those set forth under Part I, Item 1A – “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as supplemented by Form 8-K filed on April 27, 2020 and Part II, Item 1A – “Risk Factors” of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2020. Due to the seasonal nature of Huttig’s business, operating profitability is usually lower in the Company’s first and fourth quarters than in the second and third quarters

2. NEW ACCOUNTING STANDARDS

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

Regarding direct sales, the Company is the principal of these arrangements and is responsible for fulfilling the promise to provide specific goods to its customers, including product specifications, pricing and modifications prior to delivery.  Direct sales as a percentage of net sales were 18.2% and 17.3% in the three month periods ended June 30, 2020 and 2019, respectively, and 20.0% and 20.9% in the six month periods ended June 30, 2020 and 2019, respectively.

The following table disaggregates revenue by product classification (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Millwork products	$81.7	$99.5	$177.9	$194.8
Building products	$97.5	101.1	$190.0	189.3
Wood products	$12.8	17.9	$27.1	31.8
Net sales	$192.0	$218.5	$395.0	$415.9

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions):	2020	2019	2020	2019
Operating Lease Cost	$3.1	$3.0	$6.3	$6.2

Finance Lease Cost:
Amortization of right-of-use assets	0.3	0.4	0.6	0.9
Interest on lease liabilities	0.1	0.1	0.1	0.1
Total finance lease cost	$0.4	$0.5	$0.7	$1.0

The following lease assets and liabilities are included on the condensed consolidated balance sheet (in millions):

	June 30,	December 31,	June 30,
	2020	2019	2019
Operating Leases:
Operating lease right-of-use assets	$38.6	$40.9	$34.2

Current maturities of operating lease right-of-use assets	9.8	9.7	9.2
Operating lease right-of-use liabilities, less current maturities	29.0	31.6	25.5
Total operating lease liabilities	$38.8	$41.3	$34.7

Finance Leases:
Gross property, plant and equipment	$10.8	$10.6	$9.8
Accumulated depreciation	(5.7)	(5.2)	(4.6)
Property, plant and equipment, net	$5.1	$5.4	$5.2

Current maturities of long-term lease liabilities	$1.4	$1.4	$1.4
Long-term lease liabilities, less current maturities	2.3	2.8	2.8
Total finance lease liabilities	$3.7	$4.2	$4.2

As of June 30, 2020, the weighted average remaining lease term for the Company’s operating leases was 5.3 years and for its financing leases was 3.0 years. These leases have weighted average discount rates of 6.2% and 5.3% for operating leases and financing leases, respectively. The rate implicit in the lease is used to discount leases when known. While the implicit rate is often known for finance leases, the Company is generally unable to calculate the implicit rate in operating leases because it does not have access to the lessor’s residual value estimates nor the amount of the lessor’s deferred initial direct costs.  When the implicit rate is not known, the Company uses the incremental borrowing rate for secured loans of similar term. The Company uses available data for unsecured loans to borrowers of similar credit to the Company and adjusts the rate to reflect the effect of providing collateral equivalent to the outstanding obligation balance.

The following cash flow items are included on the condensed consolidated statement of cash flows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Operating cash used for operating leases	$3.2	$3.0	$6.5	$6.1
Operating cash used for finance leases	0.1	0.1	0.1	0.1
Financing cash used for finance leases	0.3	0.4	0.7	0.9

Maturities of lease liabilities are as follows (in millions):

	Finance Leases	Operating Leases
2020 (1)	$0.8	$6.1
2021	1.5	10.7
2022	1.1	8.5
2023	0.6	7.0
2024	0.1	4.3
Thereafter	—	9.0
Total lease payments	$4.1	$45.6
Less: imputed interest	(0.4)	(6.8)
Total future lease obligation	$3.7	$38.8
(1)	This amount excludes the six months ended June 30, 2020.

5. GOODWILL

Goodwill is reviewed for impairment annually, or more frequently if certain indicators arise. The Company assesses each reporting period whether events and circumstances warrant a revision to the previously established useful lives.

During the first quarter of 2020, a decline in the market value of the Company’s public equity concurrent with the COVID-19 pandemic triggered an assessment of goodwill. The fair value of each reporting unit was determined using a market approach to consider factors such as market capitalization of the Company at March 31, 2020, observed ratios of enterprise value to earnings and the relative sales contribution of each reporting unit. If a reporting unit’s carrying value exceeded its estimated fair value, an impairment was recorded for the amount in excess. As a result of the interim goodwill impairment test, the Company recognized a goodwill impairment charge of $9.5 million.  The following table summarizes goodwill activity for the six-month periods ended June 30, 2020 and 2019 (in millions):

		Accumulated	Goodwill,
	Goodwill	Impairments	Net
Balance at January 1, 2019	$21.3	$(11.8)	$9.5
No activity in 2019	—	—	—
Balance June 30, 2019	$21.3	$(11.8)	$9.5

Balance at January 1, 2020	21.3	(11.8)	9.5
Impairment	—	(9.5)	(9.5)
Balance at June 30, 2020	$21.3	$(21.3)	$-

6. ALLOWANCE FOR DOUBTFUL ACCOUNTS

The allowance for doubtful accounts consisted of the following (in millions):

	June 30,
	2020	2019
Balance at beginning of year	$3.1	$2.1
Provision charged to expense	0.1	—
Write-offs, less recoveries	(0.3)	(0.1)
Balance at end of period	$2.9	$2.0

7. DEBT

Debt consisted of the following (in millions):

	June 30,	December 31,	June 30,
	2020	2019	2019
Revolving credit facility	$122.4	$131.3	$154.6
Other obligations	4.9	5.5	5.7
Total debt	127.3	136.8	160.3
Less current maturities of long-term debt	1.7	1.7	1.7
Long-term debt, less current maturities	$125.6	$135.1	$158.6

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

At June 30, 2020, the Company had revolving credit borrowings of $122.4 million outstanding at a weighted average interest rate of 1.77% per annum, letters of credit outstanding totaling $3.2 million, primarily used as collateral for health and workers’ compensation insurance, and $54.2 million of excess committed borrowing availability.  The Company pays an unused commitment fee of 0.25% per annum. In addition, the Company had $1.2 million of other obligations maturing in 2023 at a borrowing rate of 6.11%. The Company also had $3.7 million of financing lease obligations at June 30, 2020.  See Note 4 – “Leases” for more information.

The sole financial covenant in the credit facility is the minimum fixed charge coverage ratio (“FCCR”) of 1.00:1.00, which must be tested by the Company if the excess borrowing availability falls below an amount in the range of $17.5 million to $31.3 million, depending on the borrowing base. In the first six months of 2020, the minimum FCCR was not required to be tested as excess borrowing availability was greater than the minimum threshold. However, if the Company’s availability would have fallen below that threshold, the Company would not have met the minimum FCCR. The FCCR must also be tested on a pro forma basis prior to consummation of certain significant business transactions outside the ordinary course of business, as defined in the agreement.

While the Company believes its cash on hand, borrowing capacity available under the credit facility, and cash flows from operations for the next twelve months will be sufficient to service its liquidity needs, it cannot predict whether future developments associated with the COVID-19 pandemic will materially adversely affect its liquidity position. See Note 13, “Impact of and Company Response to the COVID-19 Pandemic” for additional disclosure regarding the potential impact the current pandemic may have on the Company’s future liquidity and financial position.

8. OTHER ACCRUED LIABILITIES

The Company had other accrued liabilities consisting of the following (in millions):

	June 30,	December 31,	June 30,
	2020	2019	2019
Self insurance	$4.1	$3.7	$3.9
Sales incentive programs	3.8	7.4	4.1
Short-term environmental	1.1	1.1	1.1
Other accruals	6.3	3.6	4.0
Other accrued liabilities	$15.3	$15.8	$13.1

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

The Company paid $0.1 million in the first six months of 2020 implementing the RAWP.  The Company estimates the total remaining cost of implementing the RAWP to be $2.8 million at June 30, 2020, with $1.1 million in short-term other accrued liabilities and $1.7 million in other non-current liabilities. As of June 30, 2020, the Company believes the accrual represents a reasonable best estimate of the total remaining remediation costs, based on facts, circumstances, and information currently available.  However, there are currently unknown variables relating to the actual levels of contaminants and amounts of soil that will ultimately require treatment or removal. As part of the remediation process, additional soil and groundwater sampling, and bench and pilot testing is required to ensure the remediation will achieve the outcome required by the DEQ.  The ultimate final amount of remediation costs and expenditures are difficult to estimate with certainty and as a result, the amount of actual costs and expenses ultimately incurred by the Company with respect to this property could be lower than, or exceed the amount accrued as of June 30, 2020 by a material amount.  If actual costs are materially higher, the incremental expenses over the amount currently accrued could have a material adverse effect on the Company’s liquidity, financial condition and operating results.

With consent of the DEQ, remediation efforts and expenditures have been temporarily suspended during the current pandemic based on health, safety, financial and other considerations.  The Company is working with the DEQ to schedule further remediation as the circumstances of the COVID-19 pandemic allow.  See Note 13, “Impact of and Company Response to the COVID-19 Pandemic.”

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

The following table presents the number of participating securities and earnings allocated to those securities (in millions).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Earnings allocated to participating shareholders	$—	$—	$—	$—
Number of participating securities	0.9	1.1	0.9	1.1

The diluted earnings per share calculations include the effect of assumed exercise using the treasury stock method for unvested restricted stock units, except when the effect would be anti-dilutive.  The following table presents the number of common shares used in the calculation of net income (loss) per share from continuing operations (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Weighted-average number of common shares-basic	26.0	25.5	26.0	25.4
Dilutive potential common shares	0.2	—	—	—
Weighted-average number of common shares-diluted	26.2	25.5	26.0	25.4

11. INCOME TAXES

The Company assesses available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of existing deferred tax assets.  The cumulative loss incurred by the Company over the three-year period ended June 30, 2020 constitutes a significant piece of objective negative evidence.  Such objective negative evidence limits the ability to consider other subjective evidence, such as our projections for future profitability and growth.  Based on this evaluation, as of June 30, 2020, the Company maintained a valuation allowance of $19.7 million to reduce net deferred tax assets as their realization did not meet the more-likely-than-not criterion.  The amount of deferred tax assets considered realizable, however, could be adjusted in the future if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for future profitability and growth.

The Company’s effective tax rate from continuing operations was a benefit of 0% and 787% in the three-month periods ended June 30, 2020 and 2019, respectively, and expense of 0% and 463% in the six-month periods ended June 30, 2020 and 2019, respectively.   The tax rate for the first six months of 2020 was impacted by state tax expense and amortization of tax goodwill, which continues to increase the indefinite-lived deferred tax liability.

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

12. STOCK-BASED COMPENSATION

The Company recognized $0.3 million and $0.6 million in non-cash, stock-based compensation expense for the second quarter of 2020 and 2019, respectively, and $0.6 million and $1.1 million in non-cash, stock-based compensation expense for the six-month periods ended June 30, 2020 and 2019, respectively.  During the first six months of 2020, the Company granted an aggregate of 390,325 shares of restricted stock at a weighted average value of $1.40 per share under its 2005 Executive Incentive Compensation Plan, as amended and restated. Most restricted shares vest in three equal installments on the first, second and third anniversaries of the grant date, or cliff vest in five years. During the first six months of 2020, the Company granted an aggregate of 90,000 shares of restricted stock under its Non-Employee Directors’ Restricted Stock Plan, as amended, at an average fair market value of $1.44 per share. The directors’ restricted shares vest on the first anniversary of the grant date. Unearned compensation expense is amortized into expense on a straight-line basis over the requisite service period for the entire award. As of June 30, 2020 and 2019, the total compensation expense not yet recognized related to all outstanding restricted stock awards was $1.5 million and $3.2 million, respectively.

13. IMPACT OF AND COMPANY RESPONSE TO COVID-19

In March 2020, the World Health Organization recognized the novel strain of coronavirus, COVID-19, as a pandemic.  The United States, various other countries and state and local jurisdictions have imposed, among other things, travel and business operation restrictions intended to limit the spread of the COVID-19 virus and have advised or required individuals to adhere to social distancing or limit or forego their time outside of their home.  This pandemic and the governmental response have resulted in significant and widespread economic disruptions to, and uncertainty in, the global and U.S. economies, including in the regions in which the Company operates.  In many jurisdictions, the Company and its customers were deemed “essential businesses” and continued to operate, reducing the impact of these restrictions on its operations and results for the three and six months ended June 30, 2020.  However, the Company’s management cannot reliably predict the future impact of the pandemic and the governmental response to the pandemic on the Company’s operations and future results.

With the exception of closing two branches as a part of the Company’s restructuring efforts (as discussed in Note 14, “Branch Closures and Related Costs”), all of the Company’s branches remain open and capable of meeting customer needs.  The Company has taken protective measures to guard the health and well-being of its employees and customers, including the implementation of social distancing guidelines and remote work options where possible.  The Company has observed certain of its customers reducing purchases and operations due to the impact of COVID-19 and governmental restrictions. The Company adjusted its sales forecast accordingly and has taken proactive measures to protect its operating liquidity, including communicating with vendors and customers, seeking modification of payment and other terms of rental and procurement agreements and monitoring its accounts receivable.  The Company has also reduced inventory levels to meet an anticipated decrease in demand and has implemented cost containment measures, including closing two of its branches, lay-offs, wage reductions, suspension of matching contributions to its qualified defined contribution plan, and eliminated non-essential spend.  The Company has also delayed or cancelled certain planned capital expenditures.  The Company has utilized its diverse overseas network to source alternative suppliers of its proprietary products, while simultaneously rationalizing its purchase volume to better align with its current sales projections.  The Company has also been proactively communicating with its lenders regarding potential modification to the terms of its credit facility should it be deemed necessary.  While the Company intends for these actions to mitigate the impact of the pandemic on its operations, it cannot provide any assurance that these actions will be successful.

14. BRANCH CLOSURES AND RELATED COSTS

During the second quarter of 2020, the Company announced the closure of its Columbus, OH and Selkirk, NY branches to improve operating results and gain operational efficiency through leverage of workforce, logistics and working capital.  The Company incurred $1.5 million in pre-tax charges for the three month and six month periods ended June 30, 2020, which consisted of $0.7 million for estimated impairment of inventory and inventory transfer costs, $0.2 million of facility exit costs, $0.1 million for employee retention and extension of benefits, and $0.5 million for other branch closure costs. The facility closures are expected to be substantially completed by September 30, 2020.

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

There are a number of factors, some of which are beyond our control that could cause our actual results to differ materially from those expressed or implied in the forward-looking statements.  These factors include, but are not limited to, the following: the impact of global health concerns, including the current COVID-19 pandemic, and governmental responses to such concerns, on our business, results of operations, liquidity and capital resources; the success of our growth initiatives; the strength of new construction, home improvement and remodeling markets and the recovery of the homebuilding industry to levels consistent with the historical annual average total housing starts from 1959 to 2019 of approximately 1.4 million starts based on statistics tracked by the U.S. Census Bureau (“Historical Average”); the cyclical nature of our industry; our ability to comply with, and the restrictive effect of, the financial covenant applicable under our credit facility; risks of international suppliers; the ability to source alternative suppliers in light of the COVID-19 pandemic; product liability claims and other legal proceedings; commodity prices and demand in light of the COVID-19 pandemic; stock market volatility; failure to meet exchange listing requirements; stockholder activist disruption; current or future litigation; information technology failures, network disruptions, cybersecurity attacks or breaches in data security; termination of key supplier relationships; our failure to attract and retain key personnel; goodwill impairment; deterioration of our customers’ creditworthiness or our inability to forecast such deteriorations particularly in light of the COVID-19 pandemic; the loss of a significant customer; the cost of environmental compliance, including actual expenses we may incur to resolve proceedings we are involved in arising out of a formerly owned facility in Montana; competition with existing or new industry participants; deterioration in our relationship with our unionized employees, including work stoppages or other disputes; funding requirements for multi-employer pension plans for our unionized employees; significant uninsured claims; the integration of any business we acquire and the liabilities of such businesses; the seasonality of our operations; federal and state transportation regulations; fuel cost increases; any limitations on our ability to utilize our deferred tax assets to reduce future taxable income and tax liabilities; risks associated with our private brands; uncertainties resulting from changes to United States and foreign laws, regulations and policies; the potential impact of changes in tariff costs, including tariffs on imported steel and aluminum, and potential anti-dumping or countervailing duties; and those set forth under Part I, Item 1A – “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as supplemented by Form 8-K filed on April 27, 2020 and Part II, Item 1A – “Risk Factors” of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2020. These factors may not constitute all factors that could cause actual results to differ from those discussed in any forward-looking statement. Accordingly, forward-looking statements should not be relied upon as a predictor of actual results.

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

The following table sets forth our sales by product classification as a percentage of total sales:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Millwork products (1)	43%	46%	45%	47%
Building products (2)	50%	46%	48%	45%
Wood products (3)	7%	8%	7%	8%
Total net product sales	100%	100%	100%	100%
(1)	Millwork products generally include exterior and interior doors, pre-hung door units, windows, mouldings, frames, stair parts and columns.
(2)	Building products generally include composite decking, connectors, fasteners, housewrap, siding, roofing products, insulation and other miscellaneous building products.
(3)	Wood products generally include engineered wood products and other wood products, such as lumber and panels.

Industry Conditions

New housing activity continues to trend below the historical annual average of 1.4 million total housing starts from 1959 to 2019 based on statistics tracked by the United States Census Bureau. Total housing starts were approximately 1.3 million in 2019. Through June 30, 2020, based on the most recent data provided by the United States Census Bureau, total new housing starts were 0.7% higher than 2019 levels for the corresponding six-month period.

In March 2020, the World Health Organization recognized the novel strain of coronavirus, COVID-19, as a pandemic.  The United States, various other countries and state and local jurisdictions have imposed, among other things, travel and business operation restrictions intended to limit the spread of the COVID-19 virus and are advising or requiring individuals to adhere to social distancing or limit or forego their time outside of their home.  This pandemic and the governmental response have resulted in significant and widespread economic disruptions to, and uncertainty in, the global and U.S. economy, including in the regions in which we operate.  In many jurisdictions, we and our customers were deemed “essential businesses” and continued to operate, reducing the impact of these restrictions on our operations and results for the three and six month periods ended June 30, 2020. However, we cannot reliably predict the future impact of the pandemic and the governmental response to the pandemic on our operations and future results.

With the exception of our decision to close two branches as part of our restructuring efforts (as discussed in Note 14, “Branch Closures and Related Costs,” of the Notes to the Condensed Consolidated Financial Statements), all of our branches remain open and capable of meeting customer needs.  We have taken protective measures to guard the health and well-being of our employees and customers, including the implementation of social distancing guidelines and remote work options where possible.  We have observed certain of our customers reducing purchases and operations due to the impact of COVID-19 and governmental restrictions.  Accordingly, we have taken proactive measures to protect our operating liquidity including communicating with vendors and customers, seeking temporary modification of payment and other terms of rental and procurement agreements and monitoring our accounts receivable. Substantially all such temporary modifications reverted to pre-pandemic terms by the end of the second quarter.  We have reduced inventory levels to meet anticipated demand and have implemented cost containment measures, including closing two of our branches, lay-offs, wage reductions, suspension of matching contributions to our qualified defined contribution plan, and eliminated non-essential spend. We have also delayed or cancelled certain planned capital expenditures.  We have utilized our diverse overseas network to source alternative suppliers of our proprietary products, while simultaneously rationalizing our purchase volume to better align with our current sales projections.  Notwithstanding earlier lay-offs in April 2020, we began selectively calling previously furloughed branch employees back to work as sales conditions and operations necessitated later in the second quarter of 2020.

We also communicated with lendors regarding potential modification of terms under our credit facility, if it is deemed necessary.  If in the future, we fail to meet our borrowing covenants and are unable to maintain excess borrowing availability of more than the applicable required amount, our lenders would have the right to terminate the loan commitments and accelerate the repayment of the entire amount outstanding under the credit facility. Our lenders also could foreclose on our assets securing our credit facility. In that event, we would be forced to seek alternative sources of financing.  Our ability to restructure our debt or refinance may depend on the condition of the financial markets and the availability of credit during the COVID-19 pandemic, which may result in credit being unavailable on terms acceptable to us or at all. While we intend for our actions to mitigate the impact of the pandemic on our operations, we cannot provide any assurance that these actions will be successful.

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

Strategic Initiatives

Our strategy is to increase shareholder value through the growth and diversification of our business.  To accomplish this, we have developed strategic initiatives that require investments in our infrastructure, our people and technology platform.  Our goals are to accelerate our growth and diversify our business, which we believe will improve operating leverage over the intermediate term.  We have continued to make progress on our strategic initiatives, although our ability to continue advancing these initiatives has been, and may continue to be, impaired by present and future impacts of the COVID-19 pandemic on our operations.

To accelerate our growth and diversification, we have made strategic capital and operating investments to execute our product line expansion and market segment penetration organic growth initiatives.  The national expansion of our Huttig-Grip product line, which is sourced both domestically and internationally, expands the breadth and geographic coverage of our private label specialty building product lines.  Through our investments in automated, high-capacity, pre-finish door lines and segment-focused sales resources, further penetration of the home improvement, repair and remodel market diversifies our business to be less dependent on new home construction, reinforces our position as the largest, value-add door fabricator to the professional residential construction market in the country, and accelerates our growth in higher-value, and higher-gross margin products.  We evaluate our strategic initiatives on a regular basis as part of our overall strategic planning process.

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

Critical Accounting Policies

We prepare our condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles, which requires management to make estimates and assumptions. Management bases these estimates and assumptions on historical results and known trends as well as management forecasts. Actual results could differ from these estimates and assumptions and these differences may be material. For a discussion of our significant accounting policies and estimates, see our Annual Report on Form 10-K for the year ended December 31, 2019 in Part II, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies.” During the six months ended June 30, 2020, there were no material changes to the critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Results of Operations

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

As anticipated, the impact of the COVID-19 pandemic negatively affected our net sales, although our COVID-19 readiness and response plan has driven an overall improvement in our operating results relative to our initial pandemic forecasts.

Net sales were $192.0 million in the second quarter of 2020, which was $26.5 million, or 12.1%, lower than the second quarter of 2019.  The decline was caused primarily by the changes to the operating environment resulting from the pandemic. While some of our largest markets were significantly impacted by the pandemic early in the second quarter, demand has improved as construction activity has rebounded. Revenues were lower in all three of our product classifications, with varying levels of pandemic-related supply chain disruption across product lines.

Millwork product sales decreased 17.9% in the second quarter of 2020 to $81.7 million, compared to $99.5 million in the second quarter of 2019; building products sales decreased 3.6% in the second quarter of 2020 to $97.5 million, compared to $101.1 million in the second quarter of 2019; and wood product sales decreased 28.5% in the second quarter of 2020 to $12.8 million, compared to $17.9 million in the second quarter of 2019. Millwork sales were most impacted by the disruption of our supply chain. Building product sales were more resilient as certain product lines within this category retained relatively consistent high levels of demand. The decline in wood product sales also reflected our decision to de-emphasize certain product lines within the category.

Gross margin was $38.7 million in the second quarter of 2020, compared to $44.3 million in the second quarter of 2019. As a percentage of sales, gross margin was 20.2% in the second quarter of 2020, compared to 20.3% in the second quarter of 2019. Gross margins were negatively impacted by a shift in sales mix reflecting higher proportionate sales of lower margin categories and direct sales.

Operating expenses, excluding restructuring charges of $1.5 million (as discussed in Note 14, “Branch Closures and Related Costs,” of the Notes to the Condensed Consolidated Financial Statements), decreased $6.3 million to $34.7 million in the second quarter of 2020, compared to $41.0 million in the second quarter of 2019.  Personnel costs decreased $4.7 million, or 19.3%, as a result of expense reduction actions taken in response to the COVID-19 pandemic, including the closing of two branches, workforce reductions, wage reductions and suspension of Company matching contributions under an employee benefit plan, as well as reduced medical claims. Non-personnel costs decreased $1.6 million as travel and other discretionary spend was curtailed and fuel costs were lower due to lower volume and pricing. As a percentage of sales, operating expenses, exclusive of restructuring, were 18.1% in the second quarter of 2020 compared to 18.8% in the second quarter of 2019.

We are in the process of closing our Columbus, Ohio and Selkirk, New York branch locations as part of our restructuring efforts.  We expect these efforts to be substantially complete by the end of the third quarter this year.  During the second quarter of 2020, we recorded a restructuring charge of $1.5 million for closure-related costs for personnel, facility, equipment and working capital related costs.

Net interest expense was $0.9 million in the second quarter of 2020 and $1.8 million in the second quarter of 2019.  The lower expense in the second quarter of 2020 reflects both lower average debt outstanding and lower interest rates.

Income taxes were $0.0 million for the quarter ended June 30, 2020, as compared to income tax expense of $11.8 million for the comparable quarter ended June 30, 2019.  We recorded a tax charge of $11.8 million in the second quarter of 2019 related to an increase in our deferred tax asset valuation allowance.  The increase was required as realization of the net deferred asset was determined to no longer meet the more-likely-than-not criterion under US GAAP.  Most of the Company’s net deferred tax asset is comprised of federal tax loss carryforwards which will begin expiring in 2030.  The deferred tax valuation allowance is assessed each reporting period and the amount of net deferred tax assets considered realizable could be adjusted in future periods based on the Company’s financial performance.  As of June 30, 2020, we have continued to maintain a full valuation allowance on our deferred tax assets.  The net operating loss carryforwards remain available to offset future taxable income.

As a result of the foregoing factors, we reported net income of $1.6 million for the quarter ended June 30, 2020, compared to a net loss of $10.3 million for the quarter ended June 30, 2019.  Adjusted for the $1.5 million restructuring charge in 2020 and the $11.8 million tax charge in 2019, net income was $3.1 million and $1.5 million in 2020 and 2019, respectively.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

Net sales were $395.0 million in the first six months of 2020, which was $20.9 million, or 5.0%, lower than the first six months of 2019.  The decrease in net sales was primarily caused by the impact of the COVID-19 pandemic early in the second quarter.  While some of our largest markets were significantly impacted by the pandemic in the second quarter, demand has improved as construction activity has rebounded.  Revenues were lower in all three of our product classifications, with varying levels of pandemic-related supply chain disruption across product lines.

Millwork product sales decreased 8.7% in the first six months of 2020 to $177.9 million, compared to $194.8 million in the first six months of 2019; building products sales increased 0.4% in the first six months of 2020 to $190.0 million, compared to $189.3 million in the first six months of 2019; and wood product sales decreased 14.8% in the first six months of 2020 to $27.1 million, compared to $31.8 million in the first six months of 2019. Millwork sales were most impacted by the disruption of our supply chain when compared to other product classifications. Building product sales were more resilient as certain product lines within this category retained relatively consistent high levels of demand. The decline in wood product sales also reflected our decision to de-emphasize certain product lines within the category.

Gross margin was $79.6 million in the first six months of 2020, compared to $81.7 million in the first six months of 2019. As a percentage of sales, gross margin was 20.2% in the first six months of 2020, compared to 19.6% in the first six months of 2019.  The gross margin percentage reflects the favorable impact from our focus on higher margin sales opportunities, partially offset by the change in product mix consistent with the disproportionate increase in the building products category.

Operating expenses, excluding restructuring costs of $1.5 million, decreased $6.9 million to $73.7 million in the first six months of 2020, compared to $80.6 million in the first six months of 2019.  Personnel costs decreased $6.2 million as a result of expense reduction actions taken in response to the COVID-19 pandemic, including the closing of two branches, workforce reductions wage reductions, suspension of Company matching contributions under an employee benefit plan and reduced medical claims.  Non-personnel costs decreased $0.7 million as travel and other discretionary spend was curtailed and fuel costs were lower due to lower volume and price, partially offset by an increase in worker’s compensation expense and other insurance costs. As a percentage of sales, operating expenses, net of restructuring, were 18.7% in the first six months of 2020 compared to 19.4% in the first six months of 2019.

During the first quarter of 2020, a decline in the market value of the Company’s public equity concurrent with the COVID-19 pandemic triggered an assessment of goodwill. As a result of the interim goodwill impairment test, the Company recognized a goodwill impairment charge of $9.5 million.

We are in the process of closing of our Columbus, Ohio and Selkirk, New York branch locations as part of our restructuring efforts.  We expect these efforts to be substantially complete by the end of the third quarter this year.  During the second quarter of 2020, we recorded a restructuring charge of $1.5 million for closure-related costs for personnel, facility, equipment and working capital related costs.

Net interest expense was $2.2 million in the first six months of 2020 compared to $3.5 million in the first six months of 2019. The lower expense in the first six months of 2020 reflected both lower average borrowing and lower interest rates.

Income taxes were $0.0 million for the first six months of 2020, as compared to income tax expense of $11.1 million for the first six months of 2019. In the six months ended June 30, 2019, we recorded a tax charge of $11.8 million for an increase in our deferred tax asset valuation allowance.  The increase was required as realization of the net deferred asset was determined to no longer meet the more-likely-than-not criterion under US GAAP.  Most of the Company’s net deferred tax asset is comprised of federal tax loss carryforwards which will begin expiring in 2030.  The deferred tax valuation allowance is assessed each reporting period and the amount of net deferred tax assets considered realizable could be adjusted in future periods based on the Company’s financial performance.  The net operating loss carryforwards remain available to offset future taxable income.

As a result of the foregoing factors, we reported a net loss of $7.3 million and $13.5 million for the six months ended June 30, 2020 and 2019, respectively.  Adjusted for the $9.5 million goodwill impairment charge and the $1.5 million restructuring charge in 2020, and adjusted for the $11.8 million tax charge in 2019, year-to-date net inome was $3.7 million in 2020 compared to a net loss of $1.7 million a year ago.

Liquidity and Capital Resources

We depend on our cash flows from operations and funds available under our revolving credit facility to finance seasonal working capital needs, capital expenditures, additional investments in our product lines, and any acquisitions that we may undertake. To the extent that our sales decline or our customers are unable to meet their obligations, including as a result of the current COVID-19 pandemic and global economic instability, our cash flows would be negatively affected.

Typically, our working capital requirements are greatest in the second and third quarters, which reflect the seasonal nature of our business. The second and third quarters also tend to be our strongest operating quarters, largely due to more favorable weather throughout many of our markets compared to the first and fourth quarters. We typically generate cash from working capital reductions in the fourth quarter of the year and build working capital during the second quarter in preparation for our second and third quarters. We also maintain significant inventories to meet the rapid delivery requirements of our customers and to enable us to obtain favorable pricing, delivery and service terms with our suppliers. As part of our COVID-19 readiness and response plan, we significantly reduced our inventory levels in the second quarter of 2020. Reductions were made in anticipation of reduced sales demand which improved as the quarter progressed. As a result, in the second quarter, we were able to generate cash from operations and reduce our indebtedness.

At June 30, 2020, we had $54.2 million of excess committed borrowing availability and $1.8 million cash.  We have reduced our senior indebtedness year-over-year at June 30, 2020 by $32.2 million.  However, the current COVID-19 pandemic could have a negative impact on our excess committed borrowing availability if sales and working capital levels decline and outstanding debt increases. Our liquidity assumptions and our ability to meet our credit facility covenants are dependent on many additional factors, including the “Risk Factors” set forth in Part I, Item 1A of the Form 10-K for the year ended December 31, 2019 as updated by Form 8-K filed on April 27, 2020 and Part II, Item 1A – “Risk Factors” of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

Operations.  Cash provided by operating activities was $10.3 million during the first six months of 2020, compared to a cash usage of $19.8 million during the first six months of 2019. The increase in cash provided by operating activities was primarily attributable to improved operating results combined with a $30.9 million reduction of inventory during the first six months of 2020 driven by our COVID-19 readiness and response plan. Accounts payable increased $6.1 million and $18.1 million in 2020 and 2019, respectively, primarily as a result of seasonal inventory purchase activity and temporary modifications to terms with key vendors during the first six months of 2020, and due to seasonal inventory purchases to support cyclical sales activity during the first six months of 2019.  These decreases in working capital were partially offset by an increase in accounts receivable of $35.0 million during the first six months of 2020, compared to an increase of $27.7 million in the prior-year corresponding period. The increase in accounts receivable over the first six months of 2020 was primarily a result of cyclical increases in sales activity with a disproportionate impact from recovering sales late in the second quarter of 2020.

Investing.  Investing activities used $0.8 million of cash during the first six months of both 2020 and 2019. These expenditures were primarily for replacement equipment at various distribution centers.

Financing.  Cash used in financing activities of $9.8 million during the first six months of 2020 resulted from a reduction in net borrowings under our credit facility. Cash provided by financing activities of $21.1 million in the first six months of 2019 reflected net borrowings of $21.2 million offset by $0.1 million for the repurchase of shares to satisfy employee tax withholdings on stock-based awards.

While we believe that our cash on hand, borrowing capacity available under our credit facility, and cash flows from operations for the next twelve months will be sufficient to service our liquidity needs, we cannot predict whether future developments associated with the COVID-19 pandemic will materially adversely affect our liquidity position. Our liquidity assumptions and our ability to meet our credit facility covenants are dependent on many additional factors, including the “Risk Factors” in Part I, Item 1A in our Annual

Report on Form 10-K for the year ended December 31, 2019 as updated by Form 8-K filed on April 27, 2020 and as set forth in Part II, Item 1A – “Risk Factors” of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

At June 30, 2020, the minimum fixed charge coverage ratio (“FCCR”) was not required to be tested, as excess borrowing availability was greater than the minimum threshold. However, if our availability had fallen below that threshold, we would not have met the minimum FCCR. If we are unable to maintain excess borrowing availability of more than the applicable amount in the range of $17.5 million to $31.3 million and we do not meet the minimum FCCR, our lendors would have the right to terminate the loan commitments and accelerate the repayment of the entire amount outstanding under our credit facility. Our lendors could also foreclose on our assets that secure the credit facility. If the credit facility was terminated, we would be forced to seek alternative sources of financing, which may not be available on terms acceptable to us, or at all.

Goodwill Analysis

We review goodwill annually for impairment, or more frequently if Company or market conditions indicate reporting units may be at risk of impairment.  Our last review was performed as of March 31, 2020 following a broad market selloff over concerns of the impact of COVID-19 on macroeconomic conditions; our market capitalization had declined below the carrying value of equity.  Therefore, we reassessed the implied value of our reporting units relative to their net book value. As a result of our interim goodwill impairment test, we recognized a goodwill impairment charge of $9.5 million in the first quarter of 2020.  We have no remaining goodwill on our balance sheet.

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

ITEM 4 — CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures – The Company, under the supervision and with the participation of our Disclosure Committee and management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2020 in all material respects to (a) cause information required to be disclosed by us in reports that we file or submit under the U.S. Securities and Exchange Commission’s rules and forms and (b) cause such information to be accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control Over Financial Reporting – The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors. Based on our evaluation under the framework in Internal Control-Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of June 30, 2020.

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

ITEM 1A — RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A – “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, as supplemented by Form 8-K filed on April 27, 2020, and Part II, Item 1A – “Risk Factors” of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed on May 5, 2020.  Such risk factors could materially affect our business, financial condition, and future results. These described risks are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and operating results. Other than the risk factors set forth below and as set forth in Form 8-K filed on April 27, 2020, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

10.21

First Amendment to Amended and Restated Executive Agreement between the Company and Jon P. Vrabely dated April 27, 2020 (Incorporated by reference to Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q filed on May 5, 2020)*

10.22

First Amendment to Amended and Restated Executive Agreement between the Company and Robert Furio dated April 27, 2020 (Incorporated by reference to Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q filed on May 5, 2020)*

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

10l.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUTTIG BUILDING PRODUCTS, INC.

/s/ Jon P. Vrabely
Date: August 4, 2020
Jon P. Vrabely
President and Chief Executive Officer
(Principal Executive Officer)

HUTTIG BUILDING PRODUCTS, INC.

/s/ Philip W. Keipp
Date: August 4, 2020
Philip W. Keipp
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)