Form 10-Q
period 2020-09-30
HUTTIG BUILDING PRODUCTS INC
filed 2020-10-30
CIK 1093082

es

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

The number of shares of Common Stock outstanding on October 26, 2020 was 26,889,191 shares.

PART I FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net sales	$212.7	$215.7	$607.7	$631.6
Cost of sales	170.0	171.0	485.4	505.2
Gross margin	42.7	44.7	122.3	126.4
Operating expenses	35.8	41.4	109.5	122.0
Goodwill impairment	—	—	9.5	—
Restucturing charge	—	—	1.5	—
Operating income	6.9	3.3	1.8	4.4
Interest expense, net	0.8	1.7	3.0	5.2
Income (loss) from operations before income taxes	6.1	1.6	(1.2)	(0.8)
Income tax expense	—	—	—	11.1
Income (loss) from continuing operations	6.1	1.6	(1.2)	(11.9)
Loss from discontinued operations, net of taxes	—	—	—	—
Net income (loss)	$6.1	$1.6	$(1.2)	$(11.9)

Earnings (loss) per share:
Earnings (loss) from continuing operations per share- basic	$0.24	$0.06	$(0.04)	$(0.47)
Loss from discontinued operations per share- basic	—	—	—	—
Net earnings (loss) per share - basic	$0.24	$0.06	$(0.04)	$(0.47)

Earnings (loss) from continuing operations per share- diluted	$0.24	$0.06	$(0.04)	$(0.47)
Loss from discontinued operations per share- diluted	—	—	—	—
Net income (loss) per share- diluted	$0.24	$0.06	$(0.04)	$(0.47)

Weighted average shares outstanding:
Basic shares outstanding	26.0	25.5	26.0	25.4
Diluted shares outstanding	26.2	25.6	26.0	25.4

See notes to condensed consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in millions)

	September 30,	December 31,	September 30,
	2020	2019	2019
ASSETS
CURRENT ASSETS:
Cash and equivalents	$0.8	$2.2	$2.9
Trade accounts receivable, net	85.8	60.5	88.5
Inventories, net	107.7	139.4	142.7
Other current assets	9.7	12.8	13.1
Total current assets	204.0	214.9	247.2

PROPERTY, PLANT AND EQUIPMENT:
Land	5.0	5.0	5.0
Buildings and improvements	32.5	32.4	32.5
Machinery and equipment	59.0	58.2	57.3
Gross property, plant and equipment	96.5	95.6	94.8
Less accumulated depreciation	67.0	64.4	63.2
Property, plant and equipment, net	29.5	31.2	31.6

OTHER ASSETS:
Operating lease right-of-use assets	36.3	40.9	39.5
Goodwill	—	9.5	9.5
Deferred income taxes	—	—	0.1
Other	4.6	5.0	5.2
Total other assets	40.9	55.4	54.3
TOTAL ASSETS	$274.4	$301.5	$333.1

See notes to condensed consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in millions, except share data)

	September 30,	December 31,	September 30,
	2020	2019	2019
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$1.8	$1.7	$1.7
Current maturities of operating lease right-of-use liabilities	9.6	9.7	9.6
Trade accounts payable	67.9	56.8	68.4
Accrued compensation	8.1	5.5	2.7
Other accrued liabilities	15.2	15.8	14.4
Total current liabilities	102.6	89.5	96.8
NON-CURRENT LIABILITIES:
Long-term debt, less current maturities	99.8	135.1	151.8
Operating lease right-of-use liabilities, less current maturities	27.0	31.6	30.5
Other non-current liabilities	2.3	2.4	2.4
Total non-current liabilities	129.1	169.1	184.7

SHAREHOLDERS’ EQUITY:
Preferred shares: $.01 par (5,000,000 shares authorized)	—	—	—
Common shares: $.01 par (75,000,000 shares authorized: 26,889,190; 26,441,926; and 26,538,181 shares issued at September 30, 2020, December 31, 2019 and September 30, 2019, respectively)	0.3	0.3	0.3
Additional paid-in capital	49.2	48.2	47.5
Retained earnings (accumulated deficit)	(6.8)	(5.6)	3.8
Total shareholders’ equity	42.7	42.9	51.6

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$274.4	$301.5	$333.1

See notes to condensed consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(unaudited)

(in millions)

	Common Shares	Additional	Retained Earnings	Total
	Outstanding,	Paid-In	(Accumulated	Shareholders’
	at Par Value	Capital	Deficit)	Equity
Balance at January 1, 2019	$0.3	$46.0	$15.7	$62.0
Net loss	-	-	(3.2)	(3.2)
Payment for taxes related to share settlement of equity awards	-	(0.1)	-	(0.1)
Stock compensation expense	-	0.5	-	0.5
Balance at March 31, 2019	$0.3	$46.4	$12.5	$59.2
Net loss	-	-	(10.3)	(10.3)
Stock compensation expense	-	0.6	-	0.6
Balance at June 30, 2019	$0.3	$47.0	$2.2	$49.5
Net income	-	-	1.6	1.6
Stock compensation expense	-	0.5	-	0.5
Balance at September 30, 2019	$0.3	$47.5	$3.8	$51.6

Balance at January 1, 2020	$0.3	$48.2	$(5.6)	$42.9
Net loss	-	-	(8.9)	(8.9)
Stock compensation expense	-	0.3	-	0.3
Balance at March 31, 2020	$0.3	$48.5	$(14.5)	$34.3
Net income	-	-	1.6	1.6
Stock compensation expense	-	0.3	-	0.3
Balance at June 30, 2020	$0.3	$48.8	$(12.9)	$36.2
Net income	-	-	6.1	6.1
Stock compensation expense	-	0.4	-	0.4
Balance at September 30, 2020	$0.3	$49.2	$(6.8)	$42.7

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Cash Flows From Operating Activities:
Net income (loss)	$6.1	$1.6	$(1.2)	$(11.9)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1.2	1.5	3.9	4.1
Non-cash interest expense	0.1	0.1	0.2	0.2
Stock-based compensation	0.4	0.5	1.0	1.6
Deferred income taxes	—	—	—	11.0
Goodwill impairment	—	—	9.5	—
Restructuring charge	—	—	1.5	—
Changes in operating assets and liabilities:
Trade accounts receivable	9.7	8.2	(25.3)	(19.5)
Inventories, net	0.8	(1.0)	31.7	(8.7)
Trade accounts payable	5.0	(1.2)	11.1	16.9
Other	2.1	(0.1)	3.3	(3.9)
Cash provided by (used in) continuing operating activities	25.4	9.6	35.7	(10.2)
Cash used in discontinued operating activities	—	(0.1)	(0.1)	(0.3)
Total cash provided by (used in) operating activities	25.4	9.5	35.6	(10.5)
Cash Flows From Investing Activities:
Capital expenditures	(0.7)	(0.4)	(1.5)	(1.2)
Total cash used in investing activities	(0.7)	(0.4)	(1.5)	(1.2)
Cash Flows From Financing Activities:
Borrowings (repayments) of debt, net	(25.7)	(7.3)	(35.5)	13.9
Repurchase of shares to satisfy employee tax withholdings	—	—	—	(0.1)
Total cash provided by (used in) financing activities	(25.7)	(7.3)	(35.5)	13.8
Net increase (decrease) in cash and equivalents	(1.0)	1.8	(1.4)	2.1
Cash and equivalents, beginning of period	1.8	1.1	2.2	0.8
Cash and equivalents, end of period	$0.8	$2.9	$0.8	$2.9

Supplemental Disclosure of Cash Flow Information:
Interest paid	$0.7	$1.8	$2.9	$4.5
Income taxes paid	(0.4)	—	—	0.1
Non-cash financing activities:
Assets acquired with debt obligations	—	0.4	0.2	1.8

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

The condensed consolidated results of operations and resulting cash flows for the interim periods presented are not necessarily indicative of the results that might be expected for the full year, or any other interim period, which may differ materially due to, among other things, the factors described in Part I, Item 2 of this Quarterly Report on Form 10-Q and those set forth under Part I, Item 1A – “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as supplemented by Form 8-K filed on April 27, 2020, Part II, Item 1A – “Risk Factors” of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, and Part II, Item 1A – “Risk Factors” of this Quarterly Report. Due to the seasonal nature of Huttig’s business, operating profitability is usually lower in the Company’s first and fourth quarters than in the second and third quarters

2. NEW ACCOUNTING STANDARDS

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

Regarding direct sales, the Company is the principal of these arrangements and is responsible for fulfilling the promise to provide specific goods to its customers, including product specifications, pricing and modifications prior to delivery.  Direct sales as a percentage of net sales were 16.0% and 15.5% in the three-month periods ended September 30, 2020 and 2019, respectively, and 18.6% and 19.1% in the nine-month periods ended September 30, 2020 and 2019, respectively.

The following table disaggregates revenue by product classification (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Millwork products	$90.8	$99.6	$268.7	$294.3
Building products	106.1	100.4	296.1	289.7
Wood products	15.8	15.7	42.9	47.6
Net sales	$212.7	$215.7	$607.7	$631.6

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions):	2020	2019	2020	2019
Operating Lease Cost	$3.0	$3.0	$9.3	$9.3

Finance Lease Cost:
Amortization of right-of-use assets	0.3	0.5	1.0	1.4
Interest on lease liabilities	—	0.1	0.1	0.2
Total finance lease cost	$0.3	$0.6	$1.1	$1.6

The following lease assets and liabilities are included on the condensed consolidated balance sheet (in millions):

	September 30,	December 31,	September 30,
	2020	2019	2019
Operating Leases:
Operating lease right-of-use assets	$36.3	$40.9	$39.5

Current maturities of operating lease right-of-use assets	9.6	9.7	9.6
Operating lease right-of-use liabilities, less current maturities	27.0	31.6	30.5
Total operating lease liabilities	$36.6	$41.3	$40.1

Finance Leases:
Gross property, plant and equipment	$11.1	$10.6	$10.0
Accumulated depreciation	(6.0)	(5.2)	(4.9)
Property, plant and equipment, net	$5.1	$5.4	$5.1

Current maturities of long-term lease liabilities	$1.5	$1.4	$1.4
Long-term lease liabilities, less current maturities	2.2	2.8	2.9
Total finance lease liabilities	$3.7	$4.2	$4.3

As of September 30, 2020, the weighted average remaining lease term for the Company’s operating leases was 5.1 years and for its financing leases was 3.1 years. These leases have weighted average discount rates of 6.2% and 5.2% for operating leases and financing leases, respectively. The rate implicit in the lease is used to discount leases when known. While the implicit rate is often known for finance leases, the Company is generally unable to calculate the implicit rate in operating leases because it does not have access to the lessor’s residual value estimates nor the amount of the lessor’s deferred initial direct costs.  When the implicit rate is not known, the Company uses the incremental borrowing rate for secured loans of similar term. The Company uses available data for unsecured loans to borrowers of similar credit to the Company and adjusts the rate to reflect the effect of providing collateral equivalent to the outstanding obligation balance.

The following cash flow items are included on the condensed consolidated statement of cash flows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Operating cash used for operating leases	$3.1	$3.0	$9.6	$9.1
Operating cash used for finance leases	—	0.1	0.1	0.2
Financing cash used for finance leases	0.4	0.4	1.1	1.3

Maturities of lease liabilities are as follows (in millions):

	Finance Leases	Operating Leases
2020 (1)	$0.4	$3.3
2021	1.6	10.8
2022	1.2	8.5
2023	0.7	7.0
2024	0.3	4.3
Thereafter	0.1	9.0
Total lease payments	$4.3	$42.9
Less: imputed interest	(0.6)	(6.3)
Total future lease obligation	$3.7	$36.6
(1)	This amount excludes the nine months ended September 30, 2020.

5. GOODWILL

Goodwill is reviewed for impairment annually, or more frequently if certain indicators arise. The Company assesses each reporting period whether events and circumstances warrant a revision to the previously established useful lives.

During the first quarter of 2020, a decline in the market value of the Company’s public equity concurrent with the COVID-19 pandemic triggered an assessment of goodwill. The fair value of each reporting unit was determined using a market approach to consider factors such as market capitalization of the Company at March 31, 2020, observed ratios of enterprise value to earnings and the relative sales contribution of each reporting unit. If a reporting unit’s carrying value exceeded its estimated fair value, an impairment was recorded for the amount in excess. As a result of the interim goodwill impairment test, the Company recognized a goodwill impairment charge of $9.5 million.  The following table summarizes goodwill activity for the nine-month periods ended September 30, 2020 and 2019 (in millions):

		Accumulated	Goodwill,
	Goodwill	Impairments	Net
Balance at January 1, 2019	$21.3	$(11.8)	$9.5
No activity in 2019	—	—	—
Balance September 30, 2019	$21.3	$(11.8)	$9.5

Balance at January 1, 2020	21.3	(11.8)	9.5
Impairment	—	(9.5)	(9.5)
Balance at September 30, 2020	$21.3	$(21.3)	$-

6. ALLOWANCE FOR DOUBTFUL ACCOUNTS

The allowance for doubtful accounts consisted of the following (in millions):

	September 30,
	2020	2019
Balance at beginning of year	$3.1	$2.1
Provision charged to expense	0.2	0.6
Write-offs, less recoveries	(0.3)	(0.1)
Balance at end of period	$3.0	$2.6

7. DEBT

Debt consisted of the following (in millions):

	September 30,	December 31,	September 30,
	2020	2019	2019
Revolving credit facility	$96.8	$131.3	$147.8
Other obligations	4.8	5.5	5.7
Total debt	101.6	136.8	153.5
Less current maturities of long-term debt	1.8	1.7	1.7
Long-term debt, less current maturities	$99.8	$135.1	$151.8

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

At September 30, 2020, the Company had revolving credit borrowings of $96.8 million outstanding at a weighted average interest rate of 1.73% per annum, letters of credit outstanding totaling $3.2 million, primarily used as collateral for health and workers’ compensation insurance, and $69.0 million of excess committed borrowing availability.  The Company pays an unused commitment fee of 0.25% per annum. In addition, the Company had $1.1 million of other obligations maturing in 2023 at a borrowing rate of 6.11%. The Company also had $3.7 million of financing lease obligations at September 30, 2020.  See Note 4 – “Leases” for more information.

The sole financial covenant in the credit facility is the minimum fixed charge coverage ratio (“FCCR”) of 1.00:1.00, which must be tested by the Company if the excess committed borrowing availability falls below an amount in the range of $17.5 million to $31.3 million, depending on the borrowing base. The FCCR must also be tested on a pro forma basis prior to consummation of certain significant business transactions outside the ordinary course of business, as defined in the agreement.

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

8. OTHER ACCRUED LIABILITIES

The Company had other accrued liabilities consisting of the following (in millions):

	September 30,	December 31,	September 30,
	2020	2019	2019
Self insurance	$4.1	$3.7	$4.0
Sales incentive programs	5.4	7.4	5.9
Short-term environmental	1.1	1.1	1.1
Other accruals	4.6	3.6	3.4
Other accrued liabilities	$15.2	$15.8	$14.4

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

The Company paid $0.1 million in the first nine months of 2020 implementing the RAWP.  The Company estimates the total remaining cost of implementing the RAWP to be $2.8 million at September 30, 2020, with $1.1 million in short-term other accrued liabilities and $1.7 million in other non-current liabilities. As of September 30, 2020, the Company believes the accrual represents a reasonable best estimate of the total remaining remediation costs, based on facts, circumstances, and information currently available.  However, there are currently unknown variables relating to the actual levels of contaminants and amounts of soil that will ultimately require treatment or removal. As part of the remediation process, additional soil and groundwater sampling, and bench and pilot testing is required to ensure the remediation will achieve the outcome required by the DEQ.  The ultimate final amount of remediation costs and expenditures are difficult to estimate with certainty and as a result, the amount of actual costs and expenses ultimately incurred by the Company with respect to this property could be lower than, or exceed the amount accrued as of September 30, 2020 by a material amount.  If actual costs are materially higher, the incremental expenses over the amount currently accrued could have a material adverse effect on the Company’s liquidity, financial condition and operating results.

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

Earnings allocated to participating securities were inconsequential for all periods presented. The following table presents the number of participating securities (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Number of participating securities	0.9	1.1	0.9	1.1

The diluted earnings per share calculations include the effect of assumed exercise using the treasury stock method for unvested restricted stock units, except when the effect would be anti-dilutive.  The following table presents the number of common shares used in the calculation of net income (loss) per share from continuing operations (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Weighted-average number of common shares-basic	26.0	25.5	26.0	25.4
Dilutive potential common shares	0.2	0.1	—	—
Weighted-average number of common shares-diluted	26.2	25.6	26.0	25.4

11. INCOME TAXES

The Company assesses available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of existing deferred tax assets.  The cumulative loss incurred by the Company over the three-year period ended September 30, 2020 constitutes a significant piece of objective negative evidence.  Such objective negative evidence limits the ability to consider other subjective evidence, such as our projections for future profitability and growth.  Based on this evaluation, as of September 30, 2020, the Company maintained a valuation allowance of $19.7 million to reduce net deferred tax assets as their realization did not meet the more-likely-than-not criterion.  The amount of deferred tax assets considered realizable, however, could be adjusted in the future if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for future profitability and growth.

The Company’s effective tax rate from continuing operations was a benefit of 0% and 0% in the three-month periods ended September 30, 2020 and 2019, respectively, and expense of 0% and 1388% in the nine-month periods ended September 30, 2020 and 2019, respectively.

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

12. STOCK-BASED COMPENSATION

The Company recognized $0.4 million and $0.5 million in non-cash, stock-based compensation expense for the third quarter of 2020 and 2019, respectively, and $1.0 million and $1.6 million in non-cash, stock-based compensation expense for the nine-month periods ended September 30, 2020 and 2019, respectively.  During the first nine months of 2020, the Company granted an aggregate of 390,325 shares of restricted stock at a weighted average value of $1.40 per share under its 2005 Executive Incentive Compensation Plan, as amended and restated. Most restricted shares vest in three equal installments on the first, second and third anniversaries of the grant date, or cliff vest in five years. During the first nine months of 2020, the Company granted an aggregate of 90,000 shares of restricted stock under its Non-Employee Directors’ Restricted Stock Plan, as amended, at an average fair market value of $1.44 per share. The directors’ restricted shares vest on the first anniversary of the grant date. Unearned compensation expense is amortized into expense on a straight-line basis over the requisite service period for the entire award. As of September 30, 2020 and 2019, the total compensation expense not yet recognized related to all outstanding restricted stock awards was $1.2 million and $2.6 million, respectively.

13. IMPACT OF AND COMPANY RESPONSE TO COVID-19

In March 2020, the World Health Organization recognized the novel strain of coronavirus, COVID-19, as a pandemic.  The United States, various other countries and state and local jurisdictions have imposed, among other things, travel and business operation restrictions intended to limit the spread of the COVID-19 virus and have advised or required individuals to adhere to social distancing or limit or forego their time outside of their home.  This pandemic and the governmental response have resulted in significant and widespread economic disruptions to, and uncertainty in, the global and U.S. economies, including in the regions in which the Company operates.  In many jurisdictions, the Company and its customers were deemed “essential businesses” and continued to operate, reducing the impact of these restrictions on its operations and results for the three and nine months ended September 30, 2020.  However, the Company’s management cannot reliably predict the future impact of the pandemic and the governmental response to the pandemic on the Company’s operations and future results.

With the exception of closing two branches as a part of the Company’s restructuring efforts (as discussed in Note 14, “Branch Closures and Related Costs”), all of the Company’s branches remain open and capable of meeting customer needs. The Company has taken protective measures to guard the health and well-being of its employees and customers, including the implementation of social distancing requirements and remote work options where possible. The Company has observed certain of its customers reducing purchases and operations due to the impact of COVID-19 and governmental restrictions. The pandemic has also had an adverse impact to the supply chain, with some of the Company’s vendors putting the Company on allocation as a result of reduced inventory and labor shortages resulting in longer lead-times for the fulfillment of certain products. The Company adjusted its sales forecast accordingly and previously took proactive measures to protect its operating liquidity, including communicating with vendors and customers, seeking modification of payment and other terms of rental and procurement agreements and monitoring its accounts receivable. The Company has also reduced inventory levels to meet an anticipated decrease in demand and has implemented cost containment measures, including closing two of its branches, lay-offs, wage reductions, suspension of matching contributions to its qualified defined contribution plan, and eliminated non-essential spend. Wages were reinstated for a majority of employees in October 2020. However, our higher salaried employees and senior management team continue to have reduced compensation. Additionally, the compensation paid to our Board of Directors continues at a reduced level. The Company has also delayed or cancelled certain planned non-essential capital expenditures. The Company has utilized its diverse overseas network to source alternative suppliers of its proprietary products, while simultaneously rationalizing its purchase volume to better align with its current sales projections and to manage the supply chain. The Company has also been proactively communicating with its lenders regarding potential modification to the terms of its credit facility should it be deemed necessary. While the Company believes these actions have mitigated the impact of the pandemic on its operations, it cannot provide any assurance that these actions will be successful if the pandemic continues to have a longer-term impact on the economy. As of September 30, 2020, the Company does not have any material outstanding deferred obligations to suppliers as deferred amounts have been substantially repaid.

14. BRANCH CLOSURES AND RELATED COSTS

During the second quarter of 2020, the Company announced the planned closure of its Columbus, OH and Selkirk, NY branches to improve operating results and gain operational efficiency through leverage of workforce, logistics and working capital. The Company recorded a $1.5 million pre-tax charge in the second quarter, which consisted of $0.7 million for estimated impairment of inventory and inventory transfer costs, $0.2 million of facility exit costs, $0.1 million for employee retention and extension of benefits, and $0.5 million for other branch closure costs. The facility closures were substantially completed by September 30, 2020 and are expected to be fully completed in the fourth quarter of 2020.

The following table summarizes the restructuring activity during the three months ended September 30, 2020 (in thousands):

	2020 Charge to	Utilized in 2020		Reserve at
	Income	Cash	Non-Cash	September 30, 2020
Retention and benefits continuation costs	$0.1	$—	$—	0.1
Facility exit costs	0.2	0.1	—	0.1
Inventory impairment and transfer costs	0.7	0.5	—	0.2
Other branch closure costs	0.5	0.1	—	0.4
Total pre-tax restructuring charges	$1.5	$0.7	$—	$0.8

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

There are a number of factors, some of which are beyond our control that could cause our actual results to differ materially from those expressed or implied in the forward-looking statements.  These factors include, but are not limited to, the following: the impact of global health concerns, including the current COVID-19 pandemic, and governmental responses to such concerns, on our business, results of operations, liquidity and capital resources; the success of our growth initiatives; the strength of new construction, home improvement and remodeling markets and the recovery of the homebuilding industry to levels consistent with the historical annual average total housing starts from 1959 to 2019 of approximately 1.4 million starts based on statistics tracked by the U.S. Census Bureau (“Historical Average”); the cyclical nature of our industry; our ability to comply with, and the restrictive effect of, the financial covenant applicable under our credit facility; risks of international suppliers; the ability to source alternative suppliers in light of the COVID-19 pandemic; product liability claims and other legal proceedings; commodity prices and demand in light of the COVID-19 pandemic; stock market volatility; failure to meet exchange listing requirements; stockholder activist disruption; current or future litigation; information technology failures, network disruptions, cybersecurity attacks or breaches in data security; termination of key supplier relationships; our failure to attract and retain key personnel; goodwill impairment; deterioration of our customers’ creditworthiness or our inability to forecast such deteriorations particularly in light of the COVID-19 pandemic; the loss of a significant customer; the cost of environmental compliance, including actual expenses we may incur to resolve proceedings we are involved in arising out of a formerly owned facility in Montana; competition with existing or new industry participants; deterioration in our relationship with our unionized employees, including work stoppages or other disputes; funding requirements for multi-employer pension plans for our unionized employees; significant uninsured claims; the integration of any business we acquire and the liabilities of such businesses; the seasonality of our operations; federal and state transportation regulations; fuel cost increases; any limitations on our ability to utilize our deferred tax assets to reduce future taxable income and tax liabilities; risks associated with our private brands; uncertainties resulting from changes to United States and foreign laws, regulations and policies; the potential impact of changes in tariff costs, including tariffs on imported steel and aluminum, and potential anti-dumping or countervailing duties; and those set forth under Part I, Item 1A – “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as supplemented by Form 8-K filed on April 27, 2020, Part II, Item 1A – “Risk Factors” of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, and Part II, Item 1A – “Risk Factors” of this Quarterly Report. These factors may not constitute all factors that could cause actual results to differ from those discussed in any forward-looking statement. Accordingly, forward-looking statements should not be relied upon as a predictor of actual results.

Overview

We are a distributor of a broad array of building material products used principally in new residential construction, home improvement, and remodeling and repair projects.  We distribute our products through 25 distribution centers serving 41 states and sell primarily to building materials dealers, national buying groups, home centers and industrial users, including makers of manufactured homes.

The following table sets forth our sales by product classification as a percentage of total sales:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Millwork products (1)	44%	46%	44%	47%
Building products (2)	49%	47%	49%	46%
Wood products (3)	7%	7%	7%	7%
Total net product sales	100%	100%	100%	100%
(1)	Millwork products generally include exterior and interior doors, pre-hung door units, windows, mouldings, frames, stair parts and columns.
(2)	Building products generally include composite decking, connectors, fasteners, housewrap, siding, roofing products, insulation and other miscellaneous building products.
(3)	Wood products generally include engineered wood products and other wood products, such as lumber and panels.

Industry Conditions

New housing activity has recently recovered to a pace nearing the historical annual average of 1.4 million total housing starts from 1959 to 2019 based on statistics tracked by the United States Census Bureau. Total housing starts were approximately 1.3 million in 2019. Through September 30, 2020, based on the most recent data provided by the United States Census Bureau, total new housing starts were 1.0 million, which was 5.5% higher than 2019 levels for the corresponding nine-month period.

In March 2020, the World Health Organization recognized the novel strain of coronavirus, COVID-19, as a pandemic. The United States, various other countries and state and local jurisdictions have imposed, among other things, travel and business operation restrictions intended to limit the spread of the COVID-19 virus and are advising or requiring individuals to adhere to social distancing or limit or forego their time outside of their home. This pandemic and the governmental response have resulted in significant and widespread economic disruptions to, and uncertainty in, the global and U.S. economy, including in the regions in which we operate. In many jurisdictions, we and our customers were deemed “essential businesses” and continued to operate, reducing the impact of these restrictions on our operations and results for the three- and nine-month periods ended September 30, 2020. However, we cannot reliably predict the future impact of the pandemic and the governmental response to the pandemic on our operations and future results.

With the exception of closing two branches as a part of our restructuring efforts (as discussed in Note 14, “Branch Closures and Related Costs”), all of our branches remain open and capable of meeting customer needs. We have taken protective measures to guard the health and well-being of our employees and customers, including the implementation of social distancing requirements and remote work options where possible. We have observed certain of our customers reducing purchases and operations due to the impact of COVID-19 and governmental restrictions. The pandemic has also had an adverse impact to the supply chain, with some of our vendors putting us on allocation as a result of reduced inventory and labor shortages, resulting in longer lead-times for the fulfillment of certain products. We adjusted our sales forecast accordingly and previously took proactive measures to protect our operating liquidity, including communicating with vendors and customers, seeking modification of payment and other terms of rental and procurement agreements and monitoring its accounts receivable.  We have also reduced inventory levels to meet an anticipated decrease in demand and have implemented cost containment measures, including closing two of our branches, lay-offs, wage reductions, suspension of matching contributions to our qualified defined contribution plan, and eliminating non-essential spend. Wages were reinstated for a majority of employees in October 2020. However, our higher salaried employees and senior management team continue to have reduced compensation. Additionally, the compensation paid to our Board of Directors continues at a reduced level. We have also delayed or cancelled certain planned non-essential capital expenditures.  We have utilized our diverse overseas network to source alternative suppliers of our proprietary products, while simultaneously rationalizing our purchase volume to better align with our current sales projections and to manage the supply chain. We have also been proactively communicating with our lenders regarding potential modification to the terms of our credit facility should it be deemed necessary.  While we believe these actions have mitigated the impact of the pandemic on our operations, we cannot provide any assurance that these actions will be successful if the pandemic continues to have a longer-term impact on the economy. As of September 30, 2020, we do not have any material outstanding deferred obligations to suppliers as deferred amounts have been substantially repaid.

Early in the pandemic we also communicated with lenders regarding potential modification of terms under our credit facility. Modification has not been deemed necessary based on our financial performance. However, we continue to proactively communicate with our lending partners in the normal course of business. If in the future, we fail to meet our borrowing covenants and are unable to maintain excess borrowing availability of more than the applicable required amount, our lenders would have the right to terminate the loan commitments and accelerate the repayment of the entire amount outstanding under the credit facility. Our lenders also could foreclose on our assets securing our credit facility. In that event, we would be forced to seek alternative sources of financing. Our ability to restructure our debt or refinance may depend on the condition of the financial markets and the availability of credit during the COVID-19 pandemic, which may result in credit being unavailable on terms acceptable to us or at all.

While we believe these actions have mitigated the impact of the pandemic on our operations, we cannot provide any assurance that these actions will be successful if the pandemic continues to have a longer-term impact on the economy. As of September 30, 2020, we do not have any material outstanding deferred obligations to suppliers as deferred amounts have been substantially repaid.

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

We believe we have the product offerings, distribution channels, personnel, systems infrastructure and financial and competitive resources necessary for continued operations. Our future revenues, costs and profitability, however, are all likely to be influenced by a number of risks and uncertainties, all of which may be amplified by the COVID-19 pandemic. If the pandemic were to worsen or negatively impact our industry due to its duration, we are prepared to selectively re-activate or extend actions previously taken as part of our readiness and response plan. These actions may include deferral or cancelation of planned capital spending, negotiation of terms with vendors and customers, lay-offs and wage reductions, continuing suspension of matching contributions to our qualified defined contribution plan, further rationalization of inventories and reduction of other fixed and variable costs. We have communicated with our lenders regarding potential modification to terms of our credit facility should it be deemed necessary.

Early and aggressive actions taken to mitigate the impact of the pandemic coupled with a subsequent level of market stability have resulted in our improved financial performance. Management believes that certain actions taken with regard to working capital management and efficiency, as well as cost reduction activities, can be sustainable and provide leverage if the economy continues to improve. However, there remains a significant amount of uncertainty related to the continued impact the pandemic may have on our operating results.

Strategic Initiatives

Our strategy is to increase shareholder value through focused, profitable growth and diversification of our business.  To accomplish this, we have developed strategic initiatives that require investments in our infrastructure, our people and technology platform.  Our goals are to accelerate profitable growth and diversify our business, which we believe will improve operating leverage over the intermediate term.  We have continued to make progress on our strategic initiatives, although our ability to continue advancing these initiatives has been, and may continue to be, impaired by present and future impacts of the COVID-19 pandemic on our operations.

To accelerate profitable growth and diversification, we have made strategic capital and operating investments to execute our product line expansion and market segment penetration organic growth initiatives.  The national expansion of our Huttig-Grip product line, which is sourced both domestically and internationally, expands the breadth and geographic coverage of our private label specialty building product lines.  Through our investments in automated, high-capacity, pre-finish door lines and segment-focused sales resources, further penetration of the home improvement, repair and remodel market diversifies our business to be less dependent on new home construction, reinforces our position as the largest, value-add door fabricator to the professional residential construction market in the country, and accelerates our growth in higher-value, and higher-gross margin products.  We evaluate our strategic initiatives on a regular basis as part of our overall strategic planning process.

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

Critical Accounting Policies

We prepare our condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles, which requires management to make estimates and assumptions. Management bases these estimates and assumptions on historical results and known trends as well as management forecasts. Actual results could differ from these estimates and assumptions and these differences may be material. For a discussion of our significant accounting policies and estimates, see our Annual Report on Form 10-K for the year ended December 31, 2019 in Part II, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies.” During the nine months ended September 30, 2020, there were no material changes to the critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Results of Operations

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

Although as anticipated, the impact of the COVID-19 pandemic negatively affected our net sales, our COVID-19 readiness and response plan has driven an overall improvement in our operating results relative to our initial pandemic forecasts.

Net sales were $212.7 million in the third quarter of 2020, which were $3.0 million, or 1.4%, lower than the third quarter of 2019.  The decline was attributable to a number of factors, including pandemic-induced changes to the operating environment resulting in supply chain disruption, labor shortages, which have increased lead times to our customers for value-add production sales, and the acceleration of planned restructuring activities, including the closure of two branches in the third quarter of 2020. We also commenced a broader product rationalization project in the third quarter designed to strengthen our focus on core and strategic products. This plan, while initially resulting in lower sales as we forgo replenishment or promotion of these items, is expected to ultimately generate higher gross margins and higher sales of focused product categories. While some of our largest markets were significantly impacted early in the pandemic, third quarter activity has recovered to levels approaching prior year sales after posting a 12.1% year-over-year decline in the second quarter of 2020. Demand has improved as construction activity has rebounded.

Due primarily to supply chain disruption and labor shortages, which lengthened lead times to our customers, millwork sales decreased 8.8% to $90.8 million in the third quarter, compared to $99.6 million in the comparable prior year period. Building products sales increased 5.7% in the third quarter of 2020 to $106.1 million, compared to $100.4 million in the third quarter of 2019 as sales benefitted from consistent high levels of demand for certain product lines within the category, including certain strategic product lines. The sales growth in this category was mitigated by product rationalization activities related to our objective of focusing on higher-margin, non-commoditized products. Wood product sales increased 0.6% in the third quarter of 2020 to $15.8 million, compared to $15.7 million in the third quarter of 2019.

Gross margin was $42.7 million in the third quarter of 2020, compared to $44.7 million in the third quarter of 2019. As a percentage of sales, gross margin was 20.1% in the third quarter of 2020, compared to 20.7% in the third quarter of 2019. Gross margins were negatively impacted by product sales mix as higher margin, value add categories were affected by supply chain disruption and labor shortages, which extended our lead times. Gross margins were also pressured by sales from branch closures and product rationalization activities as we reduced inventories at less than normal margins. While substantially complete, restructuring activities will continue through the fourth quarter. These initiatives, taken together, are expected to improve our overall margin performance.

Operating expenses decreased $5.6 million to $35.8 million in the third quarter of 2020, compared to $41.4 million in the third quarter of 2019.  Personnel costs decreased $3.0 million, or 12.4%, as a result of expense reduction actions taken in response to the COVID-19 pandemic, workforce reductions, wage reductions, suspension of our matching contributions under our employee benefit plan and restructuring activities. These cost reductions were partially offset by higher incentive compensation driven by improved operating results. Non-personnel costs decreased $2.6 million, or 15.1%. Operationally, travel, materials handling and other discretionary spending was curtailed, due in part to the pandemic, and fuel costs were lower due to lower volume and pricing. Additionally, bad debt and insurance charges were lower than the third quarter of 2019. As a percentage of sales, operating expenses were 16.8% in the third quarter of 2020 compared to 19.2% in the third quarter of 2019.

Net interest expense was $0.8 million in the third quarter of 2020 compared to $1.7 million in the third quarter of 2019.  The lower expense in the third quarter of 2020 reflects both lower average debt outstanding and lower interest rates.

Income taxes were zero for the quarters ended both September 30, 2020 and 2019.

As a result of the foregoing factors, we reported net income of $6.1 million for the quarter ended September 30, 2020, compared to net income of $1.6 million for the quarter ended September 30, 2019.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

Net sales were $607.7 million in the first nine months of 2020, which were $23.9 million, or 3.8%, lower than the first nine months of 2019. The decline was attributable to a number of factors, including pandemic-induced changes to the operating environment, resulting in supply chain disruption, labor shortages, which have increased lead times to our customers for value-add production sales, and the acceleration of planned restructuring activities, including the closure of two branches in the third quarter of 2020. We also commenced a broader product rationalization project in the third quarter designed to strengthen our focus on core and strategic products. This plan, while initially resulting in lower sales as we forgo replenishment or promotion of these items, is expected to ultimately generate higher gross margins and higher sales of focused product categories. While some of our largest markets were significantly impacted early in the pandemic, by the end of the third quarter, activity has recovered to levels approaching prior year sales. Demand has improved as construction activity has rebounded.

Due primarily to supply chain disruption and labor shortages, which lengthened lead times to our customers, millwork sales decreased 8.7% to $268.7 million in the first nine months of 2020, compared to $294.3 million in the comparable prior year period. Building products sales increased 2.2% in the first nine months of 2020 to $296.1 million, compared to $289.7 million in the first nine months of 2019 as sales benefitted from consistent high levels of demand for certain product lines within the category, including certain strategic product lines. The sales growth in this category was mitigated in the third quarter by product rationalization activities related to our objective of focusing on higher-margin, non-commoditized products. Wood product sales decreased 9.9% in the first nine months of 2020 to $42.9 million, compared to $47.6 million in the first nine months of 2019.

Gross margin was $122.3 million in the first nine months of 2020, compared to $126.4 million in the first nine months of 2019. As a percentage of sales, gross margin was 20.1% in the first nine months of 2020, compared to 20.0% in the first nine months of 2019.  The gross margin percentage reflects the favorable impact from our focus on higher margin sales opportunities, partially offset by sales product mix as higher margin categories were affected by supply chain disruption and labor shortages, which extended our lead times. Gross margins were impacted in the third quarter by sales from branch closures and product rationalization activities as we reduced inventories at less than normal margins. While substantially complete, restructuring activities will continue through the fourth quarter. These initiatives, taken together, are expected to improve our overall margin performance.

Operating expenses, excluding a restructuring charge of $1.5 million and goodwill impairment charge of $9.5 million, decreased $12.5 million to $109.5 million in the first nine months of 2020, compared to $122.0 million in the first nine months of 2019.  Personnel costs decreased $8.9 million as a result of expense reduction actions taken in response to the COVID-19 pandemic, including workforce reductions, wage reductions, suspension of Company matching contributions under an employee benefit plan and reduced medical claims.  Non-personnel costs decreased $3.6 million. Operationally, travel, materials handling and other discretionary spending was curtailed, due in part to the pandemic, and fuel costs were lower due to lower volume and price. Additionally, bad debt charges were lower than the first nine months of 2019.  These reductions were partially offset by an increase in worker’s compensation charges and other insurance costs. As a percentage of sales, operating expenses, net of restructuring, were 18.0% in the first nine months of 2020 compared to 19.3% in the first nine months of 2019.

During the first quarter of 2020, a decline in the market value of the Company’s public equity concurrent with, and caused in part by, the COVID-19 pandemic triggered an assessment of goodwill. As a result of the interim goodwill impairment test, the Company recognized a goodwill impairment charge of $9.5 million.

During the third quarter of 2020, we substantially completed the closure of our Columbus, Ohio and Selkirk, New York branch locations as part of our restructuring efforts. We expect the full closure to be completed in the fourth quarter of 2020. During the second quarter of 2020, we recorded a restructuring charge of $1.5 million for closure-related expenses for personnel, facility, equipment and working capital related costs.

Net interest expense was $3.0 million in the first nine months of 2020 compared to $5.2 million in the first nine months of 2019. The lower expense in the first nine months of 2020 reflected both lower average borrowing and lower interest rates.

Income taxes were zero for the first nine months of 2020, as compared to income tax expense of $11.1 million for the first nine months of 2019. In the nine months ended September 30, 2019, we recorded a tax charge of $11.8 million for an increase in our deferred tax asset valuation allowance.  The increase was required as realization of the net deferred asset was determined to no longer meet the more-likely-than-not criterion under U.S. GAAP.  Most of the Company’s net deferred tax asset is comprised of federal tax loss carryforwards which will begin expiring in 2030.  The deferred tax valuation allowance is assessed each reporting period and the amount of net deferred tax assets considered realizable could be adjusted in future periods based on the Company’s financial performance.  The net operating loss carryforwards remain available to offset future taxable income.

As a result of the foregoing factors, we reported a net loss of $1.2 million and $11.9 million for the nine months ended September 30, 2020 and 2019, respectively.  Adjusted for the $9.5 million goodwill impairment charge and the $1.5 million restructuring charge in 2020, and adjusted for the $11.8 million tax charge in 2019, year-to-date net income was $9.8 million in 2020 compared to a net loss of $0.1 million a year ago.

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

Typically, our working capital requirements are greatest in the second and third quarters, which reflects the seasonal nature of our business. The second and third quarters also tend to be our strongest operating quarters, largely due to more favorable weather throughout many of our markets compared to the first and fourth quarters. We typically generate cash from working capital reductions in the fourth quarter of the year and build working capital during the second quarter in preparation for our second and third quarters. We also maintain significant inventories to meet the rapid delivery requirements of our customers and to enable us to obtain favorable pricing, delivery and service terms with our suppliers. As part of our COVID-19 readiness and response plan, we significantly reduced our inventory levels in the second quarter of 2020. Reductions were made in anticipation of reduced sales demand which improved as the second and third quarters progressed. As a result, in the second and third quarters, we were able to generate cash from operations and reduce our indebtedness.

At September 30, 2020, we had $69.0 million of excess committed borrowing availability and $0.8 million cash.  We have reduced our senior indebtedness year-over-year at September 30, 2020 by $51.9 million.  However, the current COVID-19 pandemic could have a negative impact on our excess committed borrowing availability if sales and working capital levels decline and outstanding debt increases. Our liquidity assumptions and our ability to meet our credit facility covenants are dependent on many additional factors, including the “Risk Factors” set forth in Part I, Item 1A of the Form 10-K for the year ended December 31, 2019 as supplemented by Form 8-K filed on April 27, 2020, Part II, Item 1A – “Risk Factors” of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, and Part II, Item 1A – “Risk Factors” of this Quarterly Report.

Operations.  Cash provided by operating activities was $35.6 million during the first nine months of 2020, compared to cash usage of $10.5 million during the first nine months of 2019. The increase in cash provided by operating activities was primarily attributable to improved operating results combined with a $31.7 million reduction of inventory during the first nine months of 2020 driven by our COVID-19 readiness and response plan, compared to an $8.7 million increase in inventory over the first nine months of 2019. Accounts payable increased $11.1 million and $16.9 million in 2020 and 2019, respectively, primarily as a result of seasonal inventory purchase activity, temporary modifications to terms with key vendors during the first nine months of 2020, and seasonal inventory purchases to support cyclical sales activity during the first nine months of 2019.  These decreases in working capital were partially offset by an increase in accounts receivable of $25.3 million during the first nine months of 2020, compared to an increase of $19.5 million in the prior-year corresponding period. The increase in accounts receivable over the first nine months of 2020 was primarily a result of cyclical increases in sales activity.

Investing.  Investing activities used $1.5 million and $1.2 million of cash during the first nine months of 2020 and 2019, respectively. These expenditures were primarily for replacement equipment at various distribution centers.

Financing.  Cash used in financing activities of $35.5 million during the first nine months of 2020 resulted from a reduction in net borrowings under our credit facility. Cash provided by financing activities of $13.8 million in the first nine months of 2019 reflected net borrowings of $13.9 million offset by $0.1 million for the repurchase of shares to satisfy employee tax withholdings on stock-based awards.

While we believe that our cash on hand, borrowing capacity available under our credit facility, and cash flows from operations for the next twelve months will be sufficient to service our liquidity needs, we cannot predict whether future developments associated with the COVID-19 pandemic will materially adversely affect our liquidity position. Our liquidity assumptions and our ability to meet our credit facility covenants are dependent on many additional factors, including the “Risk Factors” in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2019 as supplemented by Form 8-K filed on April 27, 2020, Part II, Item 1A – “Risk Factors” of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, and Part II, Item 1A – “Risk Factors” of this Quarterly Report.

At September 30, 2020, the minimum fixed charge coverage ratio (“FCCR”) was not required to be tested, as excess borrowing availability was greater than the minimum threshold. If we are unable to maintain excess borrowing availability of more than the applicable amount in the range of $17.5 million to $31.3 million and we did not meet the minimum FCCR, our lenders would have the right to terminate the loan commitments and accelerate the repayment of the entire amount outstanding under our credit facility. Our lenders could also foreclose on our assets securing the credit facility. If the credit facility was terminated, we would be forced to seek alternative sources of financing, which may not be available on terms acceptable to us, or at all.

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

ITEM 4 — CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures – The Company, under the supervision and with the participation of our Disclosure Committee and management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2020 in all material respects to (a) cause information required to be disclosed by us in reports that we file or submit under the U.S. Securities and Exchange Commission’s rules and forms and (b) cause such information to be accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control Over Financial Reporting – The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors. Based on our evaluation under the framework in Internal Control-Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of September 30, 2020.

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

ITEM 1A — RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A – “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, as supplemented by Form 8-K filed on April 27, 2020, and Part II, Item 1A – “Risk Factors” of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed on May 5, 2020.  Such risk factors could materially affect our business, financial condition, and future results. These described risks are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and operating results. Other than the risk factor set forth in Form 8-K filed on April 27, 2020, as updated by the risk factor set forth below, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2019.

Global health concerns, including the current COVID-19 pandemic, and governmental responses to such concerns, may materially adversely affect our business, results of operations, liquidity and capital resources.

The current COVID-19 pandemic has resulted in significant and widespread economic disruptions to, and uncertainty in, the global and U.S. economy, including in the regions in which we operate. Further, in response to the pandemic, the United States and certain other countries and state and local jurisdictions have imposed, among other things, travel and business operation restrictions intended to limit the spread of the COVID-19 virus and advising or requiring individuals to adhere to social distancing or limit or forego their time outside of their home. In many jurisdictions, the Company and its customers were deemed “essential businesses” and continued to operate, reducing the impact of these restrictions on our operations. However, the Company’s management cannot reliably predict the future impact of the pandemic and the governmental response to the pandemic on the Company’s business, results of operations, liquidity and capital resources due to, among other things, reduced demand for our products including as a result of the reduced operations of our customers, governmental restrictions on our operations or the operations of our customers, our customers’ inability to pay timely or at all, disruptions to our supply chain resulting in longer lead times for the fulfillment of certain products, cost increases or our inability to source certain products and disruptions to our normal business operations. Partially because of these disruptions, the market value of our public equity declined in early 2020, resulting in the Company recognizing a goodwill impairment charge of $9.5 million.

Although we have taken certain actions which have mitigated in part the impact of the pandemic on our operations including seeking temporary modifications of payment terms, reducing inventory levels to meet anticipated decreases in demand and implementing cost containment measures, we cannot provide any assurance that these actions will continue to be successful or sufficient. The extent, duration and magnitude of the COVID-19 pandemic’s effects will depend on future developments, all of which are highly uncertain and difficult to predict, including the continued impact of the pandemic on global and regional economies, travel, and economic activity, as well as actions taken by governments, business and individuals in response to the pandemic or any future resurgence. These developments include the impact of the COVID-19 pandemic on unemployment rates and consumer discretionary spending; levels of consumer confidence; the ability of our vendors, customers and business partners to successfully navigate the impacts; and the post-pandemic pace of recovery. The global stock markets have also experienced, and may continue to experience, significant volatility as a result of the COVID-19 pandemic, and the price of our common stock has been volatile during certain periods since the inception of the pandemic and may continue to be volatile in the future.  The impact of the COVID-19 pandemic continues to rapidly evolve, and the continuation or a future resurgence of the pandemic could precipitate or aggravate the other risk factors that we identified in our periodic filings with the Securities and Exchange Commission, which in turn could further materially adversely affect our business, financial condition, liquidity, results of operations and profitability, including in ways that are not currently known to us or that we do not currently consider to present significant risks.

ITEM 6 — EXHIBITS

Exhibit Number	Description

2.1

Distribution Agreement dated December 6, 1999 between Crane Co. and the Company. (Incorporated by reference to Exhibit No. 2.1 of Amendment No. 4 to the Company’s Registration Statement on Form 10 (File No. 1-14982) filed on December 6, 1999).

3.1	Third Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on May 2, 2017).

3.2	Amended and Restated Bylaws of the Company (as of September 26, 2007) (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 28, 2007).

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
Date: October 30, 2020
Jon P. Vrabely
President and Chief Executive Officer
(Principal Executive Officer)

HUTTIG BUILDING PRODUCTS, INC.

/s/ Philip W. Keipp
Date: October 30, 2020
Philip W. Keipp
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)