Form 10-K
period 2020-12-31
HUTTIG BUILDING PRODUCTS INC
filed 2021-03-02
CIK 1093082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit).Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act: Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☒ Smaller Reporting Company ☒ Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No  ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of the last business day of the quarter ended June 30, 2020 was approximately $28 million. For purposes of this calculation only, the registrant has excluded stock beneficially owned by the registrants’ directors and officers. By doing so, the registrant does not admit that such persons are affiliates within the meaning of Rule 405 under the Securities Act of 1933 or for any other purposes.

The number of shares of Common Stock outstanding on February 18, 2021 was 27,384,332 shares.

DOCUMENTS INCORPORATED HEREIN BY REFERENCE.

Parts of the registrant’s definitive proxy statement for the 2021 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

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

There are a number of factors, some of which are beyond our control that could cause our actual results to differ materially from those expressed or implied in the forward-looking statements. These factors include, but are not limited to: the success of our growth initiatives; risks associated with our private brands; the strength of new construction, home improvement and remodeling markets and the recovery of the homebuilding industry to levels consistent with the historical annual average total housing starts from 1959 to 2020 of approximately 1.4 million starts based on statistics tracked by the U.S. Census Bureau (“Historical Average”); the cyclical nature of our industry; risks of international suppliers; the impact of global health concerns, including the current COVID-19 pandemic, and governmental responses to such concerns, on our business, results of operations, liquidity and capital resources; product liability claims and other legal proceedings; commodity prices and demand in light of the COVID-19 pandemic; competition with existing or new industry participants; our failure to attract and retain key personnel; deterioration in our relationship with our unionized employees, including work stoppages or other disputes; funding requirements for multi-employer pension plans for our unionized employees; our ability to comply with, and the restrictive effect of, the financial covenant applicable under our credit facility; deterioration of our customers’ creditworthiness or our inability to forecast such deteriorations, particularly in light of the COVID-19 pandemic; the loss of a significant customer; termination of key supplier relationships; the ability to source alternative suppliers in light of the COVID-19 pandemic; supply chain disruption; current or future litigation; the cost of environmental compliance, including actual expenses we may incur to resolve proceedings we are involved in arising out of a formerly owned facility in Montana; federal and state transportation regulations; uncertainties resulting from changes to United States and foreign laws, regulations and policies; the potential impact of changes in tariff costs, including tariffs on imported steel and aluminum, and potential anti-dumping or countervailing duties; fuel cost increases; stock market volatility; failure to meet exchange listing requirements; stockholder activist disruption; information technology failures, network disruptions, cybersecurity attacks or breaches in data security; significant uninsured claims; the integration of any business we acquire and the liabilities of such businesses; the seasonality of our operations; any limitations on our ability to utilize our deferred tax assets to reduce future taxable income and tax liabilities; intangible asset impairment; and those factors set forth under Part I, Item 1A – “Risk Factors.” These factors may not constitute all factors that could cause actual results to differ from those discussed in any forward-looking statement. Accordingly, forward-looking statements should not be relied upon as a predictor of actual results.

PART I

ITEM 1—BUSINESS

General

In this Annual Report, when we refer to “Huttig,” the “Company,” “we” or “us,” we mean Huttig Building Products, Inc. and its subsidiary unless the context indicates otherwise.

Huttig Building Products, Inc., a Delaware corporation incorporated in 1913, was founded in 1885 and is a leading domestic distributor of millwork, building materials and wood products used principally in new residential construction and in-home improvement, remodeling and repair work. We purchase from leading manufacturers and distribute our products through 25 wholesale distribution centers serving 41 states. Our distribution centers sell principally to building materials dealers, national buying groups, home centers and industrial users, including makers of manufactured homes. For the year ended December 31, 2020, we generated net sales of $792.3 million.

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

Doors and engineered wood products often require our value-added service before they are delivered to our customers. Such services include pre-finishing exterior door units, pre-hanging exterior and interior door units and cutting engineered wood products from standard lengths to job-specific requirements. In addition, with respect to the majority of our products, we have the capability to buy in bulk and disaggregate these large shipments to meet individual customer stocking requirements. Also, we carry a depth and breadth of products that our customers and vendors cannot reasonably stock themselves. Likewise, our vendors benefit from our broad geographic footprint of distribution centers enabling them to supply a broader breadth of products and cost-effectively reach a greater number of end users.  Many of the value-added services we provide are highly customized and cannot be provided effectively by our vendors. In addition, our sales force extends our vendors’ effective coverage area and knowledge of regional trends. Our customers benefit from our business capabilities because they do not need to invest capital in door hanging facilities or cutting equipment, nor do they need to incur the costs associated with maintaining large inventories of products. Our size, broad geographic presence, extensive fleet and logistical capabilities often enable us to purchase products in large volumes at favorable prices, stock a diverse range of products for rapid delivery and manage inventory in a reliable, efficient manner.

We serve our customers, whether they are a local dealer or national account, through our wholesale distribution centers. Our broad geographic footprint enables us to work with our customers and suppliers to ensure that local inventory levels, merchandising, purchasing and pricing are tailored to the requirements of each market. Each distribution center also has access to our single-platform nationwide inventory management system. This provides the local manager with real-time inventory availability and pricing information. We support our distribution centers with credit and financial management, training and marketing programs and human resources expertise. We believe that these distribution capabilities and efficiencies provide a competitive advantage that allows us to deliver quality products in a timely manner and allow for the efficient operation of our customers’ and vendors’ supply chain, as compared to many local and regional competitors.

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

New housing activity in the United States has shown modest improvement each year since 2009, the trough period of the housing downturn. In 2020, activity neared the Historical Average of total housing starts from 1959 to 2020 of over 1.4 million. Total new housing starts in the United States were 1.4 million, 1.3 million and 1.3 million in 2020, 2019 and 2018, respectively.  Total new single family housing starts were 1.0 million, 0.9 million and 0.9 million in 2020, 2019 and 2018, respectively, based on data from the U.S. Census Bureau.

We service large local, regional and national independent building products dealers, specialty dealers, and home centers who in turn sell to contractors, professional builders, and consumers. These large local, regional and national building products dealers, often referred to as “pro dealers,” continue to distribute a significant portion of the residential building materials sold in the United States. These pro dealers operate in an increasingly competitive environment. Consolidation among building products manufacturers favors distributors that can buy in bulk and break down large production runs to specific local requirements. In addition, increasing scale and sophistication among professional builders and contractors places a premium on pro dealers who can make a wide variety of building products readily available at competitive prices. In response to the increasingly competitive environment for building products, many pro dealers have either consolidated or formed buying groups in order to increase their purchasing power and/or service levels.

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

Although we continue to invest in our organization to attract the best talent to achieve our goal of creating a top-performing, disciplined organization with talented, engaged, and empowered people to ensure the execution of our goals and initiatives, the COVID-19 pandemic has caused some adjustments to our workforce and our approach to doing business.  We have implemented significant safety and workplace precautions to protect our employees, including requiring employees to work from home when it is otherwise not essential to work from our corporate office or branch locations to perform their jobs.  We also delayed certain capital spending deemed not essential to the business in 2020. As we continue to manage COVID-19’s impact on our business, and as operations of our customers and vendors have started to stabilize, we are cautiously moving forward with these investments, including the routine rollover of our delivery fleet and our continued investment in our technology platform to achieve improved operating efficiencies in the functional areas of the business while delivering advanced customer interface technology to make Huttig the clear supplier of choice for the products we sell.

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

	2020	2019	2018
Millwork	45%	47%	48%
Building Products	48%	45%	43%
Wood Products	7%	8%	9%

Customers

During 2020, we served approximately 3,200 customers, with one customer, Lumbermen’s Merchandising Corporation (“LMC”) accounting for 15% of our sales in each of 2020 and 2019, and 14% of our sales in 2018. LMC is a buying group representing multiple building material dealers. Our top 10 customers, including buying groups, accounted for approximately 45% of our total sales in 2020. The Company has observed certain of its customers experiencing disruptions to their operations and reducing their purchases due to the impact of COVID-19 and governmental restrictions.

Building materials pro dealers represent our single largest customer group. Within the pro dealer category, a large percentage of our sales are to national accounts, including buying groups. These are large pro dealers, or groups of pro dealers, that generally operate in more than one state or region. We also sell to short line specialty dealers that focus on specific segments of the building industry, national retail home centers, and manufactured housing. We believe that our size, which lets us purchase in bulk, achieve operating efficiencies, operate on a national scale, and offer competitive pricing, makes us well suited to service the various segments of the dealer community. Our sales to national accounts, including buying groups, were 51%, 48% and 49% in 2020, 2019, and 2018.

Organization

Huttig operates on a nationwide basis. Customer sales are conducted through 25 distribution centers serving 41 states. Administrative and executive management functions are centralized at our headquarters located in St. Louis, Missouri. We believe this structure allows us to serve our customers better through closer proximity to their operations, while being able to take advantage of certain efficiencies of scale that come from our size.

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

Sales

Sales responsibility principally lies with general managers at our distribution centers. The sales function is generally divided into two channels: outside sales and inside sales. Due to COVID-19 restrictions, our outside field representatives have been limited in terms of their ability to make on-site calls to local and regional customers. Our inside sales people generally receive and enter orders from customers and support our outside sales function. In addition, we maintain a national account sales team to serve national customers. Our outside sales force is generally compensated by a base salary, or draw plus commissions determined primarily on profit margin.

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

We purchased products from over 700 different suppliers in 2020. The pandemic had an adverse impact to the supply chain, with some of the Company’s vendors putting the Company on allocation as a result of reduced inventory and labor shortages resulting in longer lead-times for the fulfillment of certain products.  The Company reduced inventory levels as a result of such disruptions and in anticipation of decreased demand due to the pandemic.

We generally negotiate with our major suppliers on a national basis to leverage our total volume purchasing power, which we believe provides us with an advantage over our locally-based competitors. The majority of our purchases are made from suppliers who offer payment discounts and volume-related incentive programs. Although we generally do not have exclusive distribution rights for our key products and we do not have long-term contracts with many of our suppliers, we believe our national footprint, buying power and distribution network make us an attractive distributor for many manufacturers. Moreover, our long operating history has allowed us to forge long-standing relationships with many of our key suppliers who rely on us as a critical part of their supply chain.

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

Competition

We compete with many local and regional building product distributors and, in certain markets and product categories, with national building product distributors. We distribute products for some manufacturers who also engage in direct sales.

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

Our results of operations are affected by new housing activity in the United States. In 2020, total housing starts increased approximately 7%, to 1.4 million, which approximated the long-term Historical Average. Based on the current level of housing activity, interest rates and industry forecasts, we expect new housing activity to continue its moderate increase in 2021, but we cannot be certain.

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

We depend on cash flow from operations and funds available under our revolving credit facility to finance seasonal working capital needs, capital expenditures, investments in our product lines, including Huttig-Grip, and any acquisitions we may undertake. Typically, our working capital requirements are greatest in the second and third quarters, due to the seasonal nature of our business. The second and third quarters also tend to be our strongest operating quarters, largely due to more favorable weather throughout many of our markets compared to the first and fourth quarters. We typically generate cash from working capital reductions in the fourth quarter of the year and build working capital during the first quarter in preparation for our second and third quarters. This year we generated cash from operations in the second, third and fourth quarters as a result of our COVID-19 working capital management response plan and improved operating results. While we generally maintain significant inventories to meet the rapid delivery requirements of our customers and to enable us to obtain favorable pricing, delivery and service terms with our suppliers, we reduced our inventories in 2020 in anticipation of reduced customer demand due to the pandemic. We believe a portion of this reduction is sustainable as we have improved our inventory management capabilities. In 2020, our working capital benefitted significantly from inventory and product line rationalization intended to strengthen our focus on core and strategic products, including Huttig-Grip. We source our private label product internationally and domestically. Sourcing Huttig-Grip products internationally requires longer lead-times and higher inventory levels to ensure available supply, but it also provides the opportunity for higher margins. Generally, internationally-sourced products are financed upon shipment from the port of origin, thus resulting in lower levels of accounts payable. There have been significant shipping delays for our internationally-sourced product as a result of the impact of COVID-19 and this has had a negative impact on our Huttig-Grip sales.

As a percentage of total current assets, inventories were 57% and 65% and accounts receivable were 37% and 28%, each respectively at December 31, 2020 and 2019. We also closely monitor operating expenses and inventory levels during seasonally affected periods and, to the extent possible, manage variable operating costs to minimize seasonal effects on our profitability.

Credit

Huttig maintains an overall credit policy for sales to customers and delegates responsibility for most credit decisions to regional credit personnel. Our credit policies, together with careful monitoring of customer balances, have resulted in bad debt expense of less than 0.2% of revenue in each of 2020, 2019 and 2018. Substantially all of our sales in 2020 were to customers to whom we had provided credit for those sales.

Backlog

Our customers generally order products on an as-needed basis. As a result, a substantial portion of product shipments in a given fiscal quarter result from orders received in that same quarter. Although order backlog has historically only represented a very small percentage of the product sales that we anticipate in a given quarter, we have seen order backlog increase in 2020 as a result of the impact of COVID-19 due to supply chain disruption. However, we do not believe the increase is significant and is not necessarily indicative of actual sales for any future period.

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

Employees/Human Capital

As of December 31, 2020, we employed approximately 1,200 people, of which approximately 12% were represented by one of seven unions. We have not experienced any significant strikes or other work interruptions in recent years and have maintained generally favorable relations with our employees. We have performance review systems, safety guidance and employee support programs to further the development and security of our personnel.

Securing human capital to work in our warehouse and production operations has been challenging during the pandemic due to the effects of COVID-19 on our associates and their families and the labor market in general. We implemented strict safety measures requiring employees to quarantine in the event of any potential exposure to COVID-19, which has caused temporary impact to branch operations and extended lead times, particularly for millwork.

Distribution businesses supporting online sales continue to grow rapidly and increase competition for traditional warehouse workers. Additionally, recruiting and retaining employees has been complicated by the enhanced unemployment benefits for workers laid off as a result of COVID-19, discouraging some employees from returning to entry level positions.

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

Strategic Initiatives

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

In execution of our growth initiatives, we may experience higher-than-expected expenses without commensurate revenues and, therefore, this strategy may be dilutive to our earnings in the short term or longer. Our growth initiatives also require a significant investment in working capital, including an accelerated payment structure for internationally-sourced products, which could have a material adverse effect on our liquidity.  There can be no assurance regarding the timing of or the extent to which we will realize the anticipated benefits of these investments in our Company and other costs, if at all.

Our growth initiatives require significant financial and other resources along with significant management attention, which could result in the diversion of these resources from our core business and other business issues and opportunities. Failure to manage growth effectively, or maintain necessary working capital to support our growth initiatives, could have a material adverse effect on our business, financial condition, and results of operations.

Our growth initiatives require a significant investment in inventories, including new or expanded product lines which, if excessive, could negatively impact our results of operations and liquidity.

Many of the products included in our growth initiatives are sourced internationally and represent newer or expanded product lines for the majority of our distribution centers.  These initiatives are also designed to drive sales, including to new customers not historically serviced by us and to traditional customers who have existing relationships with our competition. If sales expectations are not met, or if the products we purchase do not readily sell, we may have excess or obsolete inventories, which could have a material adverse effect on our results of operations, financial position, and liquidity.

Operating Environment

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

New housing activity in the United States has shown modest improvement since 2009. Culminating with 2020 activity reaching the long-term Historical Average of 1.4 million starts.  Based on the current level of housing activity and industry forecasts, we expect new housing activity to continue its moderate increase, but we cannot be certain.  There can be no assurance that the U.S. housing market will grow and develop in a manner consistent with our expectations. A new or prolonged downturn in current construction levels or any significant downturn in the major markets we serve or in the economy in general could have a material adverse effect on our operating results, liquidity and financial condition, including but not limited to our ability to comply with the financial covenant under our credit facility and could cause an impairment due to the implied valuation of our goodwill.  Reduced levels of construction activity may result in continued intense price competition among building materials suppliers, which may adversely affect our gross margins.  Further, we extend credit to numerous customers who are generally susceptible to the same economic business risks as we are.  Adverse homebuilding market conditions could result in financial failures of one, or more, of our significant customers and we may not necessarily be aware of any deteriorations in our customers’ position.

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

We use international vendors to procurer certain products. Global sourcing and foreign trade involve numerous factors, uncertainties, and risks, some of which are beyond our control, including increased shipping costs, increased import duties, more restrictive quotas, loss of most favored nation trading status, currency fluctuation, work stoppages, transportation delays, port of entry issues, economic uncertainties such as inflation, foreign government regulations, political unrest, natural disasters, war, terrorism, trade restrictions, sanctions and disputes, political instability, the financial stability of vendors, merchandise quality issues, and tariffs and other import taxes.  Additionally, products acquired from international sources are generally paid for before leaving the international port, and require longer lead times due to production scheduling and transit requirements, which can negatively impact our liquidity. Operating in the international marketplace requires us to comply with U.S. and foreign laws and regulations applicable to our foreign operations, such as the Foreign Corrupt Practices Act and its counterparts in other foreign jurisdictions in which we operate. Negative press or reports about internationally manufactured products, which have become increasingly prominent, may sway public opinion, and thus customer confidence, away from the products sold by us. These and other issues affecting our international operations and vendors could have a material adverse effect on our business, financial condition and results of operations.

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

The impact of the coronavirus outbreak negatively impacted our ability in 2020 to source certain products, and, in some cases, product pricing. COVID-19 might have a continuing negative impact on our business in 2021 as could any other similar global health concern.

Our use of international suppliers for production and shipping of certain products could be negatively impacted by the regional or global outbreak of illnesses, including the novel coronavirus and its variants.  Any quarantines, labor shortages or other disruptions to our suppliers and their contract manufacturers or our customers would likely adversely impact our sales and operating results. In addition, a significant outbreak of epidemic, pandemic, or contagious diseases in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect the supply or demand for our products. Order lead times could be extended or delayed and pricing could increase. Some products or services may become unavailable if the regional or global spread were significant enough to prevent alternative sourcing. We are unable to predict the possible future effect on our Company if coronavirus, its variants or another such virus continues to expand globally. In 2020, we experienced significant delays and disruption in the shipment of product from overseas.  We also experienced labor shortages and disruptions from our vendors in the United States.  Our customers were impacted by the COVID-19 pandemic, resulting in reduced sales.  We expect the impact of COVID-19 to continue throughout 2021.

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

We compete with many local, regional and, in some markets and product categories, national building materials distributors and dealers.  In addition, some product manufacturers sell and distribute their products directly to our customers, and the volume of such direct sales could increase in the future.  Manufacturers of products distributed by us may also enter into exclusive supplier arrangements with our competition.  Further, home center retailers, which have historically concentrated their sales efforts on retail consumers and small contractors, may intensify their marketing efforts to larger contractors and homebuilders.  Some of our competitors have greater financial and other resources and may be better able to withstand sales or price decreases than we can.  We also expect to continue to face competition from new market entrants.  We may be unable to continue to compete effectively with these existing or new competitors, which could have a material adverse effect on our business, financial condition and results of operations.

Human Capital

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

Approximately 12% of our employees were members of labor unions as of December 31, 2020 and are represented by seven collective bargaining agreements.  We may become subject to significant wage increases or additional work rules imposed by future agreements with labor unions representing our employees. Any such cost increases or new work rule implementation could materially increase our operating expenses.  In addition, although we have not experienced any strikes or other significant work interruptions in recent years and have maintained generally favorable relations with our employees, no assurance can be given that there will not be any work stoppages or other labor disturbances in the future, which could have a material adverse effect on our business, financial condition, and results of operations.

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

Liquidity

If we are unable to extend or replace our credit facility we would be forced to seek alternative sources of financing.

We fund our working capital by borrowing funds under a $250.0 million asset-based senior secured revolving credit facility which matures in July 2022.  If we are unable to secure an extension of the existing facility or a replacement agreement, or if the terms are not acceptable to us, we would be forced to seek alternative forms of financing which may not be available on terms similar to our existing agreement, or possibly at all.

If we are unable to meet the financial covenant under our credit facility, the lenders could elect to accelerate repayment of the outstanding balance and, in that event, we would be forced to seek alternative sources of financing.

We fund our working capital by borrowing funds under a $250.0 million asset-based senior secured revolving credit facility, which contains a minimum fixed charge coverage ratio (“FCCR”) that is tested if our excess borrowing availability, as defined in the facility, reaches an amount in the range of less than $17.5 million to $31.3 million depending on our borrowing base at the time of testing. For 2020, the minimum FCCR was not required to be tested as excess borrowing availability was greater than the minimum threshold but, if we had been unable to maintain excess borrowing availability of more than the applicable amount in the range of $17.5 million to $31.3 million as required, we would not have met the minimum required FCCR early in the year, although we did meet the ratio at December 31, 2020. If, in the future, we fail to meet the required FCCR and are unable to maintain excess borrowing availability of more than the applicable required amount, our lenders would have the right to terminate the loan commitments and accelerate the repayment of the entire amount outstanding under the credit facility. Our lenders also could foreclose on our assets that secure our credit facility. In that event, we would be forced to seek alternative sources of financing, which may not be available on terms acceptable to us or at all.

Compliance with the restrictions and financial covenant under our credit agreement and changes in LIBOR may limit our borrowing availability and may limit management’s discretion with respect to certain business matters.

Borrowings under our credit agreement are collateralized by substantially all of our assets, including accounts receivable, inventory, real estate and equipment. We are also subject to certain operating limitations commonly applicable to a loan of this type, which, among other things, place limitations on indebtedness, liens, investments, mergers and acquisitions, dispositions of assets, cash dividends, stock repurchases and transactions with affiliates. A minimum FCCR must be tested on a pro forma basis prior to consummation of certain significant business transactions outside the ordinary course of our business. These restrictions may limit management’s ability to operate our business in accordance with management’s discretion, which could limit our ability to pursue certain strategic objectives.

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

Concentration and Credit Risks

Substantially all of our sales are on credit to our customers. Material changes in their creditworthiness or our inability to forecast deterioration in their credit position could have a material adverse effect on our operating results, cash flow and liquidity.

The majority of our sales are on account where we provide credit to our customers.  In 2020, our bad debt expense compared to total net sales was less than 0.2%. Our customers are generally susceptible to the same economic business risks as we are.  Furthermore, we may not necessarily be aware of any deterioration in their financial position.  If our customers’ financial positions become impaired, it could have a significant adverse impact on our bad debt exposure and could have a material adverse effect on our operating results, cash flow and liquidity.

A significant portion of our sales are concentrated with a relatively small number of customers. A loss of one or more of these customers could have a material adverse effect on our business, financial condition, and results of operations.

In 2020, our top ten customers, including buying groups, represented 45% of our sales, with one customer accounting for 15% of our sales.  This customer is a buying group for multiple building material dealers.  Although we believe that our relationships with our customers are strong, the loss of one or more of these customers could have a material adverse effect on our business, financial condition, and results of operations.

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

Regulatory and Compliance

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

We are subject to federal, state and local environmental protection laws and regulations and may have to incur significant costs to comply with these laws and regulations in the future.  Enactment of new environmental laws or regulations, or changes in existing laws or regulations, might require us to make significant expenditures or restrict operations.  Some of our current and former distribution centers are located in areas where environmental contamination may have occurred, and for which we, among others, could be held responsible.  As a result, we may incur material environmental liabilities in the future with respect to our current or former distribution center locations. In addition, we may also be held responsible for environmental liabilities associated with products that we distribute or have distributed in the past.  For example, we are required to remediate a property formerly owned by us in Montana pursuant to a unilateral administrative order issued by the Montana Department of Environmental Quality (“DEQ”).  Although we believe we have accurately estimated the cost of implementing the remediation work at the site based on the information we have currently, we cannot provide assurance of the total cost of implementing the final remediation work at the site due to the currently unknown variables relating to the actual levels of contaminants and additional sampling and testing to ensure the remediation will achieve the projected outcome required by the DEQ.  Our total cost of implementing the final remediation work at the site may exceed the amounts we have accrued for the matter and thereby negatively impact our business, financial condition and results of operations.

Federal and state transportation regulations, as well as increases in the cost of fuel, could impose substantial costs on us, which could adversely affect our results of operations.

We use our own fleet of approximately 170 tractors, 30 trucks and 300 trailers to service customers throughout the United States. The U.S. Department of Transportation (“DOT”) regulates our operations, and we are subject to safety requirements prescribed by the DOT. Vehicle dimensions and driver hours of service are subject to both federal and state regulation. More restrictive limitations on vehicle weight and size, trailer length and configuration, or driver hours of service could increase our costs.

In addition, fuel costs are largely unpredictable and can have a significant impact on the Company’s results of operations since we rely on diesel fuel to operate our fleet.  Changes in diesel fuel prices may increase our cost of operations and there is no guarantee that we can pass along a portion of increased fuel costs to our customers.

General Risk Factors

The market price and liquidity of our securities are subject to volatility.

The market price and liquidity of our common stock could be subject to wide fluctuations in response to numerous factors, many of which are beyond our control. These factors include, among other things, our limited trading volume, actual or anticipated variations in our operating results and cash flow, the nature and content of our earnings releases, announcements or events that impact our business and the general state of the securities market, as well as general economic, political and market conditions and other factors that may affect our future results. In 2020, the price of our common stock varied significantly. Stockholders may have incurred substantial losses with regard to any investment in our common stock, adversely affecting stockholder confidence.

Stockholder activists could cause a disruption to our business.

In recent years, stockholder activists have become involved in numerous public companies. Stockholder activists frequently propose to involve themselves in the governance, strategic initiatives and operations of public companies. Such proposals may disrupt our business and divert management and employee attention, and any perceived uncertainties as to our future direction resulting from such a situation could result in the loss of potential business opportunities, interfere with our ability to execute our growth initiatives, be exploited by our competitors, cause concern to our current or potential customers, and make it more difficult to attract and retain qualified personnel and business partners, all of which could adversely affect our operations. In 2020, a stockholder activist provided a public expression of interest to acquire 100% of the outstanding shares of stock in the Company. In addition, a proxy contest for the election of directors at our annual meeting could require us to incur significant legal fees and proxy solicitation expenses. Actions of activist stockholders may cause significant fluctuations in our stock prices based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.

We may be subject to information technology system failures, network disruptions, cybersecurity attacks and breaches in data security, which may materially adversely affect our financial condition, results of operations and business.

We depend on information technology, including our own information technology system and third party telecommunications facilities, as an essential element to sustain our operations.  Our system enables us to interface with our local distribution centers and customers, as well as to maintain and timely update financial and business records.  Additionally, in 2019 and 2020, we implemented upgraded financial reporting and data analysis systems to support the Company’s strategic initiatives and improve efficiency of planning and analysis. Implementing reporting and data tools involves changes to business processes and extensive organizational training. The changes, which caused some temporary disruption to our business in 2019, may cause the Company to experience additional temporary business and information technology disruptions that could adversely affect the Company's business, financial condition and results of operations.

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

In addition, our insurance underwriters require collateral, generally in the form of letters of credit, which reduce our borrowing availability under our senior secured credit facility. As of December 31, 2020, we had $3.2 million in letters of credit outstanding. Changes in the actual number of large claims could increase our collateral requirements and reduce our borrowing availability under our credit facility.

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

ITEM 1B—UNRESOLVED STAFF COMMENTS

None.

ITEM 2—PROPERTIES

Our corporate headquarters are located at 555 Maryville University Drive, Suite 400, St. Louis, Missouri 63141, in a leased facility. We own 13 of our 25 distribution centers and lease the remaining properties.  The owned distribution centers secure our credit facility. Warehouse space at distribution centers aggregated to approximately 3.2 million square feet as of December 31, 2020. Distribution centers range in size from approximately 21,100 square feet to 450,000 square feet. The types of facilities at these centers vary by location, from traditional wholesale distribution warehouses to facilities with broad product offerings and capabilities for a range of value added services such as pre-hung door operations. We believe that our locations are well maintained and adequate for their use.

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

PART II

ITEM 5—MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the NASDAQ exchange under the ticker symbol “HBP.” At February 18, 2021, there were approximately 1,400 holders of record of our common stock.

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

There were no unregistered sales of equity securities by the Company during the years ended December 31, 2020 or 2019.

ITEM 6—SELECTED CONSOLIDATED FINANCIAL DATA

Not applicable.

ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Objective

The following discussion of our financial condition, results of operations and statistical disclosures is intended to supplement the data provided elsewhere in this Form 10-K. Management’s discussion and analysis examines our operating results with supplemental data, metrics and market considerations utilized by Company management to evaluate results and make operating decisions. This discussion is intended to enhance the reader’s understanding of the context in which our operational results were achieved, the quality and variability of earnings and cash flow, and to support conclusions regarding the likelihood that past performance could be replicated in the future. This discussion is qualified in its entirety by reference to the statements under the caption “Cautionary Statement Relevant to Forward-Looking Information for the Purpose of “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995” on page 4 of this Form 10-K.

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

Industry Conditions

Our sales depend heavily on the strength of local and national new residential construction, home improvement and remodeling markets. New housing activity has shown moderate improvement each year since 2009, the trough period of the downturn. In 2020, total housing starts increased approximately 7%, to 1.4 million, approximating the Historical Average. Based on the current level of housing activity, home mortgage interest rates and industry forecasts, we expect new housing activity, to continue its moderate increase in 2021, but we cannot be certain.

Various factors have historically caused our results of operations to fluctuate from period to period. These factors include levels of construction, home improvement and remodeling activity, weather, prices of commodity wood and steel products, interest rates, competitive pressures, availability of credit and other local, regional, national economic and political conditions, and most recently the impact of a pandemic. Many of these factors are cyclical or seasonal in nature. We anticipate that further fluctuations in operating results between reporting periods will continue in the future. Our first and fourth quarters are generally adversely affected by winter weather patterns in the Northwest, Midwest and Northeast regions of the United States, which typically cause seasonal decreases in construction activity in these areas. Because much of our overhead and expenses remain relatively fixed throughout the year, our operating profits tend to be lower during the first and fourth quarters.

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

Income Taxes— Deferred tax assets (“DTAs”) and liabilities are recognized for the future tax benefits or liabilities attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates would be recognized in income in the period that includes the enactment date. We regularly review our deferred tax assets for recoverability and establish a valuation allowance when we believe that such assets may not be recovered, taking into consideration historical operating results, expectations of future earnings, changes in operations, the expected timing of the reversal of existing temporary differences and available tax planning strategies. As of December 31, 2020, we carry a valuation allowance for substantially all of our deferred tax assets, net.

Currently, we have significant deferred tax assets related to federal and state net operating loss carry-forwards. Our DTAs include approximately $44 million related to federal net operating loss carryforwards that can be used to offset taxable income in future periods and reduce our income taxes payable in those future periods.    Most of the Company’s net deferred tax asset is comprised of federal tax loss carryforwards which will begin expiring in 2030.  We recorded a charge of $12.7 million in 2019 to increase our deferred tax asset valuation allowance and fully reserve the entire net deferred tax asset. The increase in the valuation allowance was required as realization of the net deferred asset no longer met the more-likely-than-not criterion under US GAAP. The deferred tax valuation allowance is assessed each reporting period and the amount of net deferred tax assets considered realizable could be adjusted in future periods based on the Company’s financial performance. The net operating loss carryforwards remain available to offset future taxable income. Although we believe our estimates to be reasonable, differences in our future operating results from these projections could significantly change our estimates of and realization of these deferred tax assets in future periods.

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

Results of Operations

This section discusses our results of operations for the year ended December 31, 2020 as compared to the year ended December 31, 2019. For a discussion and analysis of the year ended December 31, 2019, compared to the same period in 2018 refer to Management's Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 3, 2020.

Continuing Operations

Net sales from continuing operations were $792.3 million in 2020, a decrease of $19.7 million, or approximately 2.4%, compared to $812.0 million in 2019. The decline was attributable to a number of factors, including pandemic-induced changes to the operating environment, resulting in supply chain disruption and labor shortages, which have increased lead times to our customers for value-add production sales, and the acceleration of planned restructuring activities, including the closure of two branches in the third quarter of 2020. In the second half of the year, we also commenced a broader product rationalization project designed to strengthen our focus on core and strategic products.

The product rationalization plan, while initially resulting in lower sales as we forgo replenishment or promotion of these items, is expected to ultimately generate higher gross margins and higher sales of focused product categories. Following a strong first quarter in 2020, some of our largest markets were significantly impacted early in the pandemic. By the end of the third quarter, activity had recovered to levels approaching prior year sales, and fourth quarter net sales recovered to moderately exceed prior year levels. Demand has improved as construction activity has rebounded.

Net sales in our major product categories changed as follows in 2020 from 2019: millwork sales decreased 7.2% to $357.0 million, building product sales increased 3.4% to $379.0 million, and wood products decreased 7.4% to $56.3 million.  Millwork sales were negatively impacted by supply chain disruption and labor shortages, which lengthened lead times to our customers.  Building products sales increased due to consistent high levels of demand for certain product lines within the category, including strategic product lines; however, sales growth in this category was offset by supply chain disruption, and product rationalization activities related to our objective of focusing on higher-margin, non-commoditized products. Wood product sales were also negatively impacted by sourcing disruption which more than offset price increases for products within the category.

Gross margin decreased $2.6 million, or 1.6%, to $159.4 million in 2020 as compared to $162.0 million in 2019. The decrease in gross margin was due to lower overall sales volumes. Gross margin as a percentage of net sales increased to 20.1% in 2020 compared to 20.0% in 2019.  The gross margin percentage reflects the favorable impact from our focus on higher margin sales opportunities, partially offset by sales product mix as higher margin categories were more significantly affected by supply chain disruption and labor shortages. Gross margins were also impacted by branch closures and product rationalization activities as we reduced inventories at less than normal margins. We completed restructuring activities in the fourth quarter of 2020. These initiatives, taken together, are expected to improve our overall margin performance in 2021.

Operating expenses, excluding a restructuring charge of $1.5 million and goodwill impairment charge of $9.5 million, decreased $20.0 million, or 12.1%, to $145.6 million, or 18.4% of net sales, in 2020, compared to $165.6 million, or 20.4% of net sales, in 2019.  Personnel expenses decreased $11.6 million as a result of expense reduction actions taken in response to the COVID-19 pandemic, including workforce reductions, wage reductions, suspension of Company matching contributions under an employee benefit plan and reduced medical claims.  Personnel costs in 2019 included a $0.8 million severance charge related to cost reduction actions.  Non-personnel expenses decreased $8.4 million in 2020, primarily due to curtailment of travel, advertising and promotion, and other discretionary spending, due in part to the pandemic. Vehicle and workers’ compensation insurance costs, rentals due to space and equipment management, contract hauling and fuel costs, based on volume levels and underlying costs, were also lower in 2020.

Net interest expense was $3.6 million in 2020 compared to $6.6 million in 2019. The lower interest expense in 2020 reflected both lower average outstanding borrowings in 2020 and lower interest rates.

We recognized an income tax expense from continuing operations of $0.1 million for the year ended December 31, 2020 compared to an income tax expense of $11.1 million for the year ended December 31, 2019. See Note 13 — “Income Taxes” of the Notes to Consolidated Financial Statements in Part II, Item 8 for more information.

As a result of the foregoing factors, we reported a net loss from continuing operations of $0.9 million in 2020 as compared to a net loss of $21.3 million in 2019.

Discontinued Operations

We recorded no income or loss from discontinued operations in either of the past two years. Discontinued operations consist of environmental obligations, primarily at the site of a former operation. See Note 10 − “Commitments and Contingencies” of the Notes to Consolidated Financial Statements in Part II, Item 8 for more information regarding the environmental liability. See Note 17—“Discontinued Operations” of the Notes to the Consolidated Financial Statements in Part II, Item 8 for more information regarding discontinued operations.

Stockholder Rights Plan

On May 18, 2016, the Board of Directors (the “Board”) of the Company entered into a rights agreement (the “Rights Agreement”) with ComputerShare Trust Company, N.A. and declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of common stock, $0.01 par value per share, of the Company.  The dividend was paid at close of business on May 31, 2016 to the stockholders of record on that date.  The Board adopted the Rights Agreement to protect stockholder value by protecting the Company’s ability to capture the value of its net operating losses used to reduce potential future federal income tax obligations.  The Rights Agreement was approved by the Company’s stockholders at the 2017 annual meeting of stockholders. On May 6, 2019 the Board approved and we entered into a First Amendment to Rights Agreement between the Company and ComputerShare Trust Company, N.A., as rights agent. The Amendment, among other things, (i) extended the final expiration date (as defined in the Rights Agreement) from May 18, 2019 to May 18, 2022; (ii) changed the initial purchase price (as defined in the Rights Agreement) from $13.86 to $13.39; and (iii) increased the period pursuant to which the Board has to consider an exemption request (as defined in the Rights Agreement) from ten business days to 20 business days.  The Rights Agreement will expire on the earliest of (i) May 18, 2022, (ii) the time at which the Rights are redeemed or exchanged, as provided for in the Rights Agreement, (iii) the repeal of Section 382 of the Internal Revenue Code of 1986, as amended, if the Board determines that the Rights Agreement is no longer necessary for the preservation of the Company’s NOLs, and (iv) the beginning of a taxable year of the Company to which the Board determines that no NOLs may be carried forward. We adopted the Rights Agreement to protect stockholder value by attempting to diminish the risk that our ability to use our NOLs to reduce potential future federal income tax obligations may become substantially limited.

See Note 15 − “Rights Agreement” of the Notes to Consolidated Financial Statements in Part II, Item 8 for more information regarding the Rights Agreement.

Liquidity and Capital Resources

We depend on cash flow from operations and funds available under our revolving credit facility to finance seasonal working capital needs, capital expenditures, additional investment in our product lines, including Huttig-Grip, and any acquisitions that we may undertake. Typically, our working capital requirements are greatest in the second and third quarters, reflecting the seasonal nature of our business. The second and third quarters also tend to be our strongest operating quarters, largely due to more favorable weather throughout many of our markets compared to the first and fourth quarters. We typically generate cash from working capital reductions in the fourth quarter of the year and build working capital during the first quarter in preparation for our second and third quarters. This year we generated cash from operations in the second, third and fourth quarters as a result of our COVID-19 working capital management and improved operating results. While we generally maintain significant inventories to meet the rapid delivery requirements of our customers and to enable us to obtain favorable pricing, delivery and service terms with our suppliers, we reduced our inventories in 2020 in anticipation of reduced customer demand due to the pandemic and we believe a portion of this reduction is sustainable as we have improved our inventory management capabilities. In 2020, our working capital benefitted significantly from inventory and product line rationalization intended to strengthen our focus on core and strategic products, including Huttig-Grip. We source our private label product internationally and domestically.  Sourcing Huttig-Grip products internationally requires longer lead-times and higher inventory levels to ensure available supply, but also provides the opportunity for higher margins. Generally, internationally-sourced products are financed upon shipment from the port of origin, thus resulting in lower levels of accounts payable. There have been significant shipping delays for our internationally-sourced product as a result of the impact of COVID-19 and this has had a negative impact on our Huttig-Grip sales.

As a percentage of total current assets. Inventories were 57% and 65% and accounts receivable were 37% and 28%, each respectively at December 31, 2020 and 2019. We closely monitor operating expenses and inventory levels during seasonally affected periods and, to the extent possible, manage variable operating costs to minimize seasonal effects on our profitability.

Borrowings under our credit agreement are collateralized by substantially all of our assets, including accounts receivable, inventory, real estate and equipment. We are also subject to certain operating limitations commonly applicable to a loan of this type, which, among other things, place limitations on indebtedness, liens, investments, mergers and acquisitions, dispositions of assets, cash dividends, stock repurchases and transactions with affiliates. A minimum fixed charge coverage ratio (FCCR) must be tested on a pro forma basis prior to consummation of certain significant business transactions outside the ordinary course of our business.

Our existing asset-based senior secured revolving credit facility with Wells Fargo Capital Finance, Bank of America and JPMorgan Chase provides a maximum of $250 million of borrowing capacity and matures on July 14, 2022. We intend to extend or replace the current borrowing agreement prior to its maturity.

Operations—Cash provided by operating activities was $42.6 million in 2020 as compared to cash provided by operations of $6.2 million in 2019. Net loss was $0.9 million and $21.3 million in 2020 and 2019, respectively. Operating cash flow benefitted primarily from inventory reductions aligned with our strategic rationalization of product lines, and implementation of our COVID-19 readiness and response plan enacted in anticipation of pandemic-related sales declines. Our inventories decreased $33.7 million in 2020 compared to an increase of $5.4 million in 2019. Operating cash in 2019 was generated primarily from the favorable management of trade accounts. Cash used in discontinued operations related to the formerly owned property in Montana was $0.2 million and $0.4 million in 2020 and 2019, respectively. Cash used for discontinued operations declined in 2020 due to a pause in site work during the COVID pandemic.

Investing—Net cash used in investing activities was $1.5 million in 2020, as compared to $1.7 million in 2019. In 2020 and 2019, we invested $1.7 million in property and equipment at various locations, and in 2020 we received $0.2 million from the sale of capital assets.

Financing—Cash used in financing activities was $43.0 million in 2020 compared to $3.1 million in 2019. In 2020, the activity reflected net repayments of $41.5 million under our credit facility and net repayments of $1.5 million for other debt obligations. In 2019, we recorded net repayments of $1.0 million under our credit facility, net repayment of $2.0 million for other debt obligations and $0.1 million for the net settlement of withholding taxes on stock-based awards. Cash used to repay debt in 2020 was primarily sourced from reduction of working capital requirements.

While we believe that our cash on hand, borrowing capacity available under our credit facility, and cash flows from operations for the next twelve months will be sufficient to service our liquidity needs, we cannot predict whether future developments associated with the COVID-19 pandemic will materially adversely affect our liquidity position. Our liquidity assumptions and our ability to meet our credit facility covenants are dependent on many additional factors, including the “Risk Factors” in Part I, Item 1A in this Annual Report on Form 10-K.

In 2020, the fixed charge coverage ratio (FCCR) was not required to be tested as excess borrowing availability was greater than the minimum threshold. However, if our availability would have fallen below that threshold, we would not have met the minimum required FCCR early in the year, although we did meet the ratio at December 31, 2020. If we are unable to maintain excess borrowing availability of more than the applicable amount in the range of $17.5 million to $31.3 million and we do not meet the minimum FCCR, the lenders would have the right to terminate the loan commitments and accelerate repayment of the entire amount outstanding under the credit facility. The lenders could also foreclose on our assets securing the credit facility. If the credit facility is terminated, we would be forced to seek alternative sources of financing, which may not be available on terms acceptable to us, or at all.

Credit Facility—See Note 7 – “Debt” in the Notes to Consolidated Financial Statements in Part II, Item 8 for information on our credit facility.

Goodwill Analysis

We have reviewed goodwill annually for impairment, or more frequently if Company or market conditions indicated reporting units may be at risk of impairment. Our last review was performed as of March 31, 2020 following a broad market selloff over concerns of the impact of COVID-19 on macroeconomic conditions; our market capitalization had declined below the carrying value of equity. Therefore, we reassessed the implied value of our reporting units relative to their net book value. As a result of our interim goodwill impairment test, we recognized a goodwill impairment charge of $9.5 million in the first quarter of 2020. We have no remaining goodwill on our balance sheet.

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have exposure to market risk as it relates to effects of changes in interest rates. We had debt outstanding at December 31, 2020 under our credit facility of $89.8 million.

All of our debt under our revolving credit facility accrues interest on a floating-rate basis. If market interest rates for LIBOR had been different by an average of 1% for the year ended December 31, 2020, our interest expense and income before taxes would have changed by $1.4 million. These amounts are determined by considering the impact of the hypothetical interest rates on our borrowing cost throughout the year. This analysis does not consider the effects of any change in the overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management may take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our financial structure.

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Huttig Building Products, Inc. and subsidiary (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of Financial Accounting Standards Board Accounting Standards Codification Topic 842, Leases.

Basis for Opinion

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Slow-moving and obsolete inventory

As discussed in Note 1 to the consolidated financial statements, the Company reviews inventories on hand and records a provision for slow-moving and obsolete inventory based on historical and expected sales.  The inventory balance as of December 31, 2020 was $105.7 million.

We identified the evaluation of the slow-moving and obsolete inventory as a critical audit matter. A higher degree of auditor judgment was required to evaluate the Company’s slow-moving and obsolete inventory due to estimation uncertainty. Specifically, assessing the Company’s estimate of historical sales as adjusted for expected sales of the inventory product required subjective auditor judgment.

The following are the primary procedures we performed to address this critical audit matter.  We analyzed on-hand inventory and the Company’s historical sales levels to evaluate the identification of slow-moving and obsolete inventory. We assessed the reasonableness of assumptions made by the Company regarding expected future sales levels in comparison to slow-moving and obsolete inventory by (1) interviewing certain Company personnel, including personnel outside of the accounting department, to gain an understanding of sales activities, (2) obtaining and analyzing underlying assumptions for a selection of on-hand inventory and (3) assessing expected future sales assumptions by comparing them to relevant industry trends.

/s/ KPMG LLP

We have served as the Company’s auditor since 2004.

St. Louis, Missouri
March 2, 2021

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2020	2019	2018
	(In millions, except per share data)
Net sales	$792.3	$812.0	$839.6
Cost of sales	632.9	650.0	673.1
Gross margin	159.4	162.0	166.5
Operating expenses	145.6	165.6	167.5
Gain on disposal of capital assets	—	—	(0.1)
Goodwill impairment	9.5	—	—
Restructuring charge	1.5	—	—
Operating income (loss)	2.8	(3.6)	(0.9)
Interest expense, net	3.6	6.6	6.5
Loss from continuing operations before income taxes	(0.8)	(10.2)	(7.4)
Provision for (benefit from) income taxes	0.1	11.1	(1.4)
Net loss from continuing operations	(0.9)	(21.3)	(6.0)
Net loss from discontinued operations, net of taxes of ($0.0), ($0.0) and ($0.1), respectively	—	—	(0.4)
Net loss	$(0.9)	$(21.3)	$(6.4)

Net loss from continuing operations per share - basic and diluted	$(0.03)	$(0.84)	$(0.24)
Net income loss from discontinued operations per share - basic and diluted	$-	$-	$(0.02)
Net loss per share - basic and diluted	$(0.03)	$(0.84)	$(0.26)

Weighted average shares outstanding:
Basic and diluted shares outstanding	26.0	25.4	25.1

See notes to consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2020	2019
	(In millions)
ASSETS
Current Assets:
Cash and equivalents	$0.3	$2.2
Trade accounts receivable, net	69.3	60.5
Inventories, net	105.7	139.4
Other current assets	10.6	12.8
Total current assets	185.9	214.9

Property, Plant and Equipment:
Land	5.0	5.0
Building and improvements	32.3	32.4
Machinery and equipment	58.2	58.2
Gross property, plant and equipment	95.5	95.6
Less accumulated depreciation	67.1	64.4
Property, plant and equipment, net	28.4	31.2

Other Assets:
Operating lease right-of-use assets	33.9	40.9
Goodwill	—	9.5
Other	4.4	5.0
Total other assets	38.3	55.4

Total Assets	$252.6	$301.5

See notes to consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2020	2019
	(In millions, except per share amounts)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$1.7	$1.7
Current maturities of operating lease right-of-use liabilities	9.1	9.7
Trade accounts payable	53.1	56.8
Accrued compensation	10.0	5.5
Other accrued liabilities	15.7	15.8
Total current liabilities	89.6	89.5
Non-current Liabilities:
Long-term debt, less current maturities	92.4	135.1
Operating lease right-of-use liabilities	24.9	31.6
Other non-current liabilities	2.4	2.4
Total non-current liabilities	119.7	169.1

Shareholders’ Equity:
Preferred shares; $.01 par (5,000,000 shares authorized)	—	—
Common shares; $.01 par (75,000,000 shares authorized: 26,889,190 shares issued and outstanding at December 31, 2020 and 26,441,926 at December 31, 2019)	0.3	0.3
Additional paid-in capital	49.5	48.2
Accumulated deficit	(6.5)	(5.6)
Total shareholders’ equity	43.3	42.9

Total Liabilities and Shareholders’ Equity	$252.6	$301.5

See notes to consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Shares	Additional	Retained Earnings	Total
	Outstanding,	Paid-In	(Accumulated	Shareholders’
	at Par Value	Capital	Deficit)	Equity
	(In millions)
Balance at January 1, 2018	$0.3	$44.1	$22.1	$66.5
Net loss	—	—	(6.4)	(6.4)
Payment for taxes related to share settlement of equity awards	—	(0.4)	—	(0.4)
Stock compensation expense	—	2.3	—	2.3
Balance at December 31, 2018	0.3	46.0	15.7	62.0
Net loss	—	—	(21.3)	(21.3)
Payment for taxes related to share settlement of equity awards	—	(0.1)	—	(0.1)
Stock compensation expense	—	2.3	—	2.3
Balance at December 31, 2019	0.3	48.2	(5.6)	42.9
Net loss	—	—	(0.9)	(0.9)
Stock compensation expense	—	1.3	—	1.3
Balance at December 31, 2020	$0.3	$49.5	$(6.5)	$43.3

See notes to consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2020	2019	2018
	(In millions)
Cash Flows From Operating Activities:
Net loss	$(0.9)	$(21.3)	$(6.4)
Adjustments to reconcile net loss to cash provided by (used in) operations:
Net loss from discontinued operations, net of taxes	—	—	0.4
Depreciation and amortization	5.2	5.7	5.4
Non-cash interest expense	0.2	0.2	0.2
Stock compensation expense	1.3	2.3	2.3
Deferred taxes	—	11.1	(1.3)
Goodwill impairment	9.5	—	—
Restructuring charge	1.5	—	—
Gain on disposal of capital assets	—	—	(0.1)
Changes in operating assets and liabilities:
Trade accounts receivable	(8.8)	8.5	(2.2)
Inventories	33.7	(5.4)	(22.1)
Trade accounts payable	(3.7)	5.3	0.5
Other	4.8	0.2	(3.1)
Cash provided (used in) by continuing operating activities	42.8	6.6	(26.4)
Cash used in discontinued operating activities	(0.2)	(0.4)	(0.6)
Total cash provided by (used in) operating activities	42.6	6.2	(27.0)
Cash Flows From Investing Activities:
Capital expenditures	(1.7)	(1.7)	(7.8)
Proceeds from disposition of capital assets	0.2	—	1.2
Cash used in investing activities	(1.5)	(1.7)	(6.6)
Cash Flows From Financing Activities:
Payments of revolving credit debt agreement	(215.6)	(277.5)	(255.3)
Borrowings of revolving credit debt agreement	174.1	276.5	288.5
Net borrowing (repayment) of other obligations	(1.5)	(2.0)	1.3
Payment for taxes related to share settlement of equity awards	-	(0.1)	(0.4)
Cash provided by (used in) financing activities	(43.0)	(3.1)	34.1
Net increase (decrease) in cash and equivalents	(1.9)	1.4	0.5
Cash and equivalents, beginning of year	2.2	0.8	0.3
Cash and equivalents, end of year	$0.3	$2.2	$0.8

Supplemental Disclosure of Cash Flow Information:
Interest paid	$3.4	$6.5	$6.3
Income taxes paid	0.1	0.3	0.2
Non-cash financing activities:
Assets acquired with debt obligations	0.2	0.9	1.3

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018

(In Millions, Except Share and Per Share Data)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization—Huttig Building Products, Inc. and its wholly owned subsidiary (the “Company” or “Huttig”) is a distributor of building materials used principally in new residential construction and in home improvement, remodeling and repair work.  Huttig’s products are sold through 25 distribution centers serving 41 states and are sold primarily to building materials dealers, national buying groups, home centers and industrial users including makers of manufactured homes.

Principles of Consolidation—The Company’s consolidated financial statements include the accounts of Huttig Building Products, Inc. and its wholly owned subsidiary. All inter-company accounts and transactions have been eliminated in consolidation.

Revenue Recognition—The Company recognizes revenue when customer performance obligations are satisfied.  A performance obligation, the unit of account for revenue recognition, is a promise to transfer a distinct good to the customer. The transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied.  All of the Company’s contracts have a single performance obligation as the promise to transfer the individual good is not separately identifiable from other promises and is, therefore, not distinct.  The Company’s performance obligations are satisfied at a point in time, and revenue is recognized when the customer accepts product delivery, taking control of the product with rights and rewards of ownership.

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

Accounts Receivable—Trade accounts receivable consist of amounts owed for orders shipped to customers and are stated net of an allowance for doubtful accounts. Huttig’s corporate management establishes an overall credit policy for sales to customers. The allowance for doubtful accounts reflects our current estimate of credit losses expected to be incurred over the life of the financial instrument, and is determined based on a number of factors, including when customer accounts exceed 90 days past due and specific customer account reviews.

Inventory—Inventories are valued at the lower of cost or market. The Company’s entire inventory is comprised of finished goods. The Company reviews inventories on hand and records a provision for slow-moving and obsolete inventory. The provision for slow-moving and obsolete inventory is based on historical and expected sales. Approximately 88% of inventories were determined by using the last-in, first-out (“LIFO”) method of inventory valuation as of both December 31, 2020 and 2019. The balance of all other inventories is determined by the average cost method. The first-in, first-out cost would be higher than the LIFO valuation by $21.5 million at December 31, 2020 and $19.2 million at December 31, 2019.

Vendor Rebates—The Company enters into agreements with certain vendors which provide volume-driven purchase rebates. The Company accrues a receivable based on purchase quantities and reduces the cost of inventory by the same amount.

Property, Plant and Equipment—Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets and is charged to operating expenses. Building and improvements lives range from 3 to 25 years. Machinery and equipment lives range from 3 to 10 years. The Company recorded depreciation expense of $4.7 million, $4.8 million and $4.2 million in 2020, 2019 and 2018, respectively.

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

Shipping and Handling—Costs associated with shipping and handling products to the Company’s customers are charged to operating expense. Shipping and handling costs were $35.9 million, $39.5 million and $38.4 million in each of 2020, 2019 and 2018, respectively.

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

Net Income (Loss) Per Share—Basic net income (loss) per share is computed by dividing income available to common stockholders by the weighted average shares outstanding.  Diluted net income per share reflects the effect of all other potentially dilutive common shares using the treasury stock method.  See Note 14, “Basic and Diluted Net Loss Per Share” for additional information.

Concentration of Credit Risk—The Company grants credit to customers, substantially all of whom are dependent upon the construction sector. The Company periodically evaluates its customers’ financial condition but does not generally require collateral. Customers with high credit risk may be required to pay up front. A significant portion of our sales are concentrated with a relatively small number of our customers. Our top ten customers represented 45% of our sales in 2020. The Company had a single customer representing approximately 15% of total sales in each 2020 and 2019, and 14% in 2018. This customer is a buying group for multiple building material dealers.

Collective Bargaining Agreements—As of December 31, 2020, approximately 12% of our employees were represented by one of seven collective bargaining agreements.

Segments—Operating segments are components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. At December 31, 2020 and 2019, under the definition of a segment, each of our distribution centers is considered an operating segment of our business. Operating segments may be aggregated if the operating segments have similar economic characteristics and if the nature of the products, distribution methods, customers and regulatory environments are similar. The Company has aggregated its distribution centers into one reporting segment.

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

On January 1, 2019, the Company adopted ASU 2018-07, “Improvements to Nonemployee Share-Based Payment Accounting.”  ASU 2018-07 more closely aligns the accounting for employee and nonemployee share-based payments.  There was no material impact to stock-based compensation, income from continuing operations after taxes, net income or earnings per share as a result of adoption.

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

Accounting Standards Issued But Not Yet Adopted

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

Regarding direct sales, the Company is the principal in the arrangement and is responsible for fulfilling the promise to provide specific goods to its customers, including product specifications, pricing and modifications prior to delivery.  Direct sales, as a percentage of net sales, were 18%, 18%, and 19% in each of the years ended December 31, 2020, 2019 and 2018, respectively.

The following table disaggregates revenue by product classification (in millions):

	2020	2019	2018
Millwork	$357.0	$384.6	$400.6
Building Products	379.0	366.6	365.4
Wood Products	56.3	60.8	73.6
Net Sales	$792.3	$812.0	$839.6

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

The following lease costs are included on the consolidated statements of operations (in millions):

	2020	2019
Operating Lease Cost	$12.4	$12.4

Finance Lease Cost:
Amortization of right-of-use assets	$1.4	$1.8
Interest on lease liabilities	0.2	0.2
Total finance lease cost	$1.6	$2.0

At January 1, 2019, the Company’s right-of-use assets were $37.6 million and lease liabilities were $38.0 million.  The following lease assets and liabilities are included on the condensed consolidated balance sheet (in millions):

	2020	2019
Operating Leases:
Operating lease right-of-use assets	$33.9	$40.9

Current maturities of operating lease right-of-use assets	9.1	9.7
Operating lease right-of-use liabilities, less current maturities	24.9	31.6
Total operating lease liabilities	$34.0	$41.3

Finance Leases:
Gross property, plant and equipment	$11.1	$10.6
Accumulated depreciation	(6.3)	(5.2)
Property, plant and equipment, net	$4.8	$5.4

Current maturities of long-term lease liabilities	$1.4	$1.4
Long-term lease liabilities, less current maturities	1.9	2.8
Total finance lease liabilities	$3.3	$4.2

As of December 31, 2020, the weighted average remaining lease term for the Company’s operating leases was 5.0 years and for its financing leases was 2.9 years. These leases have weighted average discount rates of 5.21% and 6.19% for operating leases and financing leases, respectively. The rate implicit in the lease is used to discount leases when known. While the implicit rate is often known for finance leases, the Company is generally unable to calculate the implicit rate in operating leases because it does not have access to the lessor’s residual value estimates nor the amount of the lessor’s deferred initial direct costs.  When the implicit rate is not known, the Company uses the incremental borrowing rate for secured loans of similar term. The Company uses available data for unsecured loans to borrowers of similar credit to the Company and adjusts the rate to reflect the effect of providing collateral equivalent to the outstanding obligation balance.

The following cash flow items are included on the condensed consolidated statement of cash flows (in millions):

	2020	2019
Operating cash used for operating leases	$12.7	$12.4
Operating cash used for finance leases	$0.2	$0.2
Financing cash used for finance leases	$1.5	$1.7

Maturities of lease liabilities are as follows (in millions):

	Finance leases	Operating leases
2021	$1.4	$10.8
2022	1.1	8.5
2023	0.7	7.0
2024	0.4	4.3
2025	0.1	3.2
Thereafter	-	5.9
Total lease payments	$3.7	$39.7
Less: imputed interest	(0.4)	(5.7)
Total future lease obligation	$3.3	$34.0

5.    GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is reviewed for impairment annually, or more frequently if certain indicators arise. The Company assesses each reporting period whether events and circumstances warrant a revision to the previously established useful lives.

During the first quarter of 2020, a decline in the market value of the Company’s public equity concurrent with and partially resulting from the COVID-19 pandemic triggered an assessment of goodwill. The fair value of each reporting unit was determined using a market approach to consider factors such as market capitalization of the Company at March 31, 2020, observed ratios of enterprise value to earnings, and the relative sales contribution of each reporting unit. If a reporting unit’s carrying value exceeded its estimated fair value, an impairment was recorded for the amount in excess. As a result of the interim goodwill impairment test, the Company recognized a goodwill impairment charge of $9.5 million.

The following table summarizes goodwill activity for the three years in the period ended December 31, 2020 (in millions):

		Accumulated	Goodwill,
	Goodwill	Impairments	Net
Balance at January 1, 2018	$21.3	$(11.8)	$9.5
No activity in 2017	—	—	—
Balance at December 31, 2018	21.3	(11.8)	9.5
No activity in 2018	—	—	—
Balance at December 31, 2019	21.3	(11.8)	9.5
Impairment	—	(9.5)	(9.5)
Balance at December 31, 2020	$21.3	$(21.3)	$-

Information regarding the Company’s other amortizable intangible assets is as follows (in millions):

			Accumulated
	Cost		Amortization
	2020	2019	2020	2019
Customer relationships	$4.9	$4.9	$2.4	$2.2
Trademarks	1.6	1.6	1.5	1.2
Other	1.6	1.6	1.6	1.6
Total amortizable intangible assets (1)	$8.1	$8.1	$5.5	$5.0
(1)	Amortizable intangible assets are included in “Other Assets.”

Customer relationships are amortized over 15 to 16 years. Trademarks are amortized over five years and other intangibles are amortized over three years. The Company recorded amortization expense of $0.5 million, $0.9 million and $1.2 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Estimated intangible asset amortization expense, by year in the aggregate, consists of the following at December 31, 2020 (in millions):

Amortization
2021	$0.3
2022	0.2
2023	0.2
2024	0.2
2025	0.2
Thereafter	1.5
Total	$2.6

6.    ALLOWANCE FOR DOUBTFUL ACCOUNTS

The allowance for doubtful accounts consisted of the following (in millions):

	December 31,
	2020	2019	2018
Balance at beginning of year	$3.1	$2.1	$0.9
Provision charged to expense	0.3	1.1	1.2
Write-offs, less recoveries	(0.4)	(0.1)	—
Balance at end of year	$3.0	$3.1	$2.1

The Company recorded bad debt expense of less than 0.2% of net sales in each of 2020, 2019 and 2018.

7.    DEBT

Debt consisted of the following (in millions):

	December 31,
	2020	2019
Revolving credit facility	$89.8	$131.3
Other obligations	4.3	5.5
Total debt	94.1	136.8
Less current portion	1.7	1.7
Long-term debt	$92.4	$135.1

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

At December 31, 2020, under the credit facility, the Company had revolving credit borrowings of $89.8 million outstanding at a weighted average interest rate of 1.46% per annum, letters of credit outstanding totaling $3.2 million, primarily for health and workers’ compensation insurance, and $59.0 million of additional committed borrowing capacity based on existing collateral levels. The Company had $3.3 million of financing leases and $1.0 million of other obligations outstanding at December 31, 2020 at a weighted average borrowing rate of 5.21% and 6.11%, respectively.

At December 31, 2019, under the credit facility, the Company had revolving credit borrowings of $131.3 million outstanding at a weighted average interest rate of 3.35% per annum, letters of credit outstanding totaling $3.2 million, primarily for health and workers’ compensation insurance, and $31.5 million of additional committed borrowing capacity. In addition, the Company had $4.2 million of financing leases and $1.3 million of other obligations outstanding at December 31, 2019 at a weighted average rate of 5.42% and 6.11%.

The sole financial covenant in the credit facility is the minimum FCCR of 1.00:1.00, which must be tested by the Company if the excess borrowing availability falls below an amount in the range of $17.5 million to $31.3 million, depending on our borrowing base. For 2020 the minimum FCCR was not required to be tested as excess borrowing availability was greater than the minimum threshold, but if the Company had been unable to maintain excess borrowing availability of more than the applicable amount in the range of $17.5 million to $31.3 million as required, the Company would not have met the minimum required FCCR early in the year, although it did meet the ratio at December 31, 2020. The FCCR must also be tested on a pro forma basis prior to consummation of certain significant business transactions outside the ordinary course of our business, as defined in the agreement.

Maturities—At December 31, 2020, the aggregate scheduled maturities of debt were as follows (in millions):

2021	$1.7
2022	91.2
2023	0.9
2024	0.2
2025	0.1
Total	$94.1

The fair value of long-term debt, as calculated using the aggregate cash flows from principal and interest payments over the life of the debt, was approximately $93.8 million and $133.0 million at December 31, 2020 and 2019, respectively, based upon a discounted cash flow analysis using current market interest rates.

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

9.    OTHER ACCRUED LIABILITIES

The Company had other accrued liabilities consisting of the following (in millions):

	2020	2019
Self insurance	4.0	3.7
Sales incentive programs	6.8	7.4
Short-term environmental	1.1	1.1
Other accruals	3.8	3.6
Other accrued liabilities	$15.7	$15.8

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

The Company paid $0.2 million, $0.4 million and $0.6 million in 2020, 2019 and 2018, respectively, for costs related to implementation of the RAWP.  While the Company expects ongoing remediation expenditures to continue, it is unable to ascertain the timeline for completion given the uncertain nature of projects of this type.  Following subsequent reviews of the remaining costs to complete the remediation, the Company recorded a charge of $0.5 million in the fourth quarter of 2018 which was reflected in discontinued operations. The Company estimates the total remaining cost of implementing the RAWP to be $2.7 million at December 31, 2020 and this amount is accrued in “other accrued liabilities” and “other non-current liabilities” on the consolidated balance sheets. The Company believes the accrual represents a reasonable best estimate of the total remaining remediation costs, based on facts, circumstances, and information currently available.  However, there are currently unknown variables relating to the actual levels of contaminants and amounts of soil that will ultimately require treatment or removal and as part of the remediation process, additional soil and groundwater sampling, and bench and pilot testing is required to ensure the remediation will achieve the outcome required by the DEQ.  The ultimate final amount of remediation costs and expenditures are difficult to estimate with certainty and as a result, the amount of actual costs and expenses ultimately incurred by the Company with respect to this property could be lower than, or exceed the amount accrued as of December 31, 2020 by a material amount.  If actual costs are materially higher, the incremental expenses over the amount currently accrued could have a material adverse effect on our liquidity, financial condition and operating results.

With the consent of the DEQ, remediation efforts and expenditures were temporarily suspended during the pandemic in 2020 based on health, safety, financial and other considerations.  The Company has agreed with the DEQ to resume remediation activities in 2021.  See Note 18, “Impact of and Company Response to the COVID-19 Pandemic.”

In addition, some of the Company’s current and former distribution centers are located in areas where environmental contamination may have occurred, and for which the Company, among others, could be held responsible. The Company currently believes that there are no material environmental liabilities at any of its distribution center locations.

Legal Matters

The Company is party to various litigation matters, in most cases involving ordinary and routine claims incidental to its business. It cannot reasonably estimate the ultimate legal and financial liability with respect to all pending litigation matters. However, the Company believes, based on our examination of such matters, that the ultimate liability will not have a material adverse effect on its financial position, results of operation or cash flows.

11.    EMPLOYEE BENEFIT PLANS

Defined Contribution Plans—The Company sponsors a qualified defined contribution plan covering substantially all its employees. The plan provides for Company matching contributions based upon a percentage of the employee’s voluntary contributions.  The Company’s matching contributions were $0.5 million, $1.7 million and $1.6 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Defined Benefit Plans—The Company participates in several multi-employer pension plans that provide benefits to certain employees under collective bargaining agreements.  The risks of participating in these multi-employer plans are different from single-employer plans in the following aspects: (1) assets contributed to the multi-employer plan by one employer may be used to provide benefits to employees of other participating employers, (2) if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers, and (3) if the Company chooses to stop participating in some of its multi-employer plans, the Company may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability.  The Company’s total contributions to these plans were $0.9 million, $0.9 million, and $0.9 million in the years ended December 31, 2020, 2019 and 2018, respectively.  A majority of the contributions were to the Western Conference of Teamsters Pension Plan.  The Company does not contribute more than 5% percent of total contributions for any of these multi-employer pension plans.  The Company’s participation in the multi-employer pension plans as of December 31, 2020 is outlined in the table below.

					Expiration Date
		Pension	Financial		of Collective-	12/31/2020
		Protection Act	Improvement	Surcharge	Bargaining	Company
Legal Name of Plan	EIN - Plan Number	Zone Status	Plan	Imposed	Agreement	Participants
Western Conference of Teamsters Pension Plan	91-6145047 - 001	Funded > 80%	No	No	12/1/2019 to	85
					6/30/2023
Southern California Lumber Industry Retirement Fund	95-6035266 - 001	Funded > 80%	No	No	6/30/2023	31
Central States, Southeast and Southwest Areas Pension Plan	36-6044243 - 001	Funded < 65%	Implemented	No	12/27/2023	4

12.    STOCK BASED COMPENSATION

2005 Executive Incentive Compensation Plan

Under the 2005 Executive Incentive Compensation Plan, as amended and restated (the “2005 Plan”), the Company may grant up to 8,125,000 shares of common stock to be used as incentive awards.  The 2005 Plan allows the Company to grant awards to key employees, including restricted stock awards, stock options, other stock-based incentive awards and cash-based incentive awards subject primarily to the requirement of continued employment. Awards under the 2005 Plan are available for grant over a ten-year period unless terminated earlier by the Board of Directors.  The Company granted 480,325, 510,684, and 406,743 shares of restricted stock to employees in 2020, 2019 and 2018, respectively.  No monetary consideration is paid to the Company by employees who receive restricted stock. The restricted shares vest ratably over three to five years.  Restricted stock can be granted with or without performance restrictions.

2005 Non-Employee Directors’ Restricted Stock Plan

Under the Company’s 2005 Non-Employee Directors’ Restricted Stock Plan, as amended and restated, incentive awards of up to 1,075,000 shares of common stock may be granted.  Awards under this plan are available for grant over a ten-year period expiring March 23, 2029, unless terminated earlier by the Board of Directors.  The Company granted 90,000, 90,000, and 33,732 shares of restricted stock in 2020, 2019 and 2018, respectively.

Summary of Stock-Based Compensation

The Company recognized approximately $1.3 million, $2.3 million, and $2.3 million in non-cash stock compensation expense for restricted stock awards in 2020, 2019 and 2018, respectively.

The following summary presents information regarding restricted stock and restricted stock units for the three years in the period ended December 31, 2020:

				Average
		Weighted	Aggregate	Remaining	Unrecognized
		Average	Intrinsic	Vesting	Compensation
	Shares	Grant Date	Value	Period	Expense
	(000’s)	Fair Value	(000’s)	(months)	(000’s)
Balance at January 1, 2018	1,190	$4.75
Granted	440	6.86
Restricted stock vested	(393)	4.76
Forfeited	(225)	4.54
Outstanding at December 31, 2018	1,012	5.72
Granted	600	2.36
Restricted stock vested	(555)	5.33
Forfeited	(142)	5.07
Outstanding at December 31, 2019	915	3.85
Granted	480	1.41
Restricted stock vested	(377)	4.29
Forfeited	(26)	3.66
Outstanding at December 31, 2020	992	$2.54	$3,640	17.1	$838
Restricted stock units vested at December 31, 2020	134	$2.56	$490	N/A	N/A

13.    INCOME TAXES

The provision for income taxes, relating to continuing operations, is composed of the following as of December 31, 2020, 2019 and 2018 (in millions):

	2020	2019	2018
Current:
U.S. Federal expense (benefit)	$—	$(0.1)	$(0.3)
State and local tax	0.1	0.1	0.1
Total current	0.1	—	(0.2)
Deferred:
U.S. Federal tax	0.1	9.7	(1.6)
State and local tax	(0.1)	1.4	0.4
Total deferred	—	11.1	(1.2)

Total income tax expense (benefit)	$0.1	$11.1	$(1.4)

A reconciliation of income taxes based on the application of the statutory federal income tax rate to income taxes as set forth in the consolidated statements of operations is as follows for the years ended December 31, 2020, 2019 and 2018:

	2020	2019	2018
Federal statutory rate	21.0%	21.0%	21.0%
Increase (decrease) in taxes resulting from:
State and local taxes	(6.6)	(13.8)	(7.8)
Goodwill Impairment	(169.1)	—	—
Nondeductible items	(13.2)	(1.8)	(2.9)
Prior year true-up items	(33.5)	—	1.8
Restricted stock	(34.5)	(4.5)	5.1
Refundable tax credits	—	0.8	1.5
Other, net	—	(0.8)	(0.1)
Change in valuation allowance	219.8	(111.5)	—
Effective income tax rate	(16.1)%	(110.6)%	18.6%

At December 31, 2020, our valuation allowance on deferred tax assets (“DTAs”) was approximately $18.1 million compared to $20.0 million at December 31, 2019. In each reporting period, we assess the available positive and negative evidence to estimate if sufficient future taxable income would be generated to utilize the existing deferred tax assets. Starting in 2019, our operations were in a position of cumulative losses for the most recent three-year period. The cumulative loss incurred by the Company over the three-year period ended December 31, 2019 constitutes a significant piece of objective negative evidence.  Such objective negative evidence limits the ability to consider other subjective evidence, such as our projections for future profitability and growth.  Based on this evaluation, the company concluded primarily that it is more likely than not that a significant portion of our deferred tax assets will not be realized. Accordingly, the Company recorded a full valuation allowance on its net deferred tax asset position, resulting in a $12.7 million income tax expense in our provision for income taxes in 2019. The Company maintained the cumulative loss for the most recent three-year period as of December 31, 2020. Before we change our judgement on the need for a valuation allowance, a sustained period of operating profitability is required.

The income tax expense from continuing operations for 2020 was $0.1 million on a loss before taxes of $0.8 million. For 2019, an income tax expense of $11.1 million was recorded on a pretax loss of $10.2 million.

At December 31, 2020, the Company had gross deferred tax assets of $32.9 million and a valuation allowance of $18.1 million, netting to deferred tax assets of $14.8 million. The Company had deferred tax liabilities of $14.8 million at December 31, 2020. The Company had no net deferred tax assets at both December 31, 2020 and 2019.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("the Act") was signed into law, making several changes to the Internal Revenue Code. The changes included, but are not limited to increasing the limitation on the amount of deduction interest expense under Code Section 163(j), allowing companies to carry back certain net operating losses, and increasing the amount of net operating loss carryforwards that corporations can use to offset taxable income. The Company benefited from these changes with an additional interest expense deduction of $4.3 million in 2020.

Deferred income taxes at December 31, 2020 and 2019 are comprised of the following (in millions):

	2020		2019
	Assets	Liabilities	Assets	Liabilities
Income tax loss carryforwards	$17.0	$—	$17.8	$—
Other accrued liabilities	1.7	—	1.0	—
Employee benefits related	1.9	—	0.8	—
Property, plant and equipment	—	0.3	—	0.2
Insurance related	0.7	0.6	0.7	—
Goodwill	0.5	—	0.4	—
Intangibles	0.5	—	-	—
Inventories	1.4	—	1.8	—
Accounts receivables	0.7	—	0.8	—
LIFO	—	5.6	—	5.2
Leases	8.4	8.3	9.7	9.6
Other	0.1	—	2.4	0.4
Gross deferred tax assets and liabilities	32.9	14.8	35.4	15.4
Valuation allowance	(18.1)	—	(20.0)	—
Total	$14.8	$14.8	$15.4	$15.4

The Company has both federal and state tax loss carryforwards reflected above. The Company’s federal tax loss carryforwards of approximately $41.4 million will begin to expire in 2030. As a result of the Tax Act, any federal tax losses incurred by the Company starting in 2018 will have an indefinite carryforward. The Company also has an interest limitation carryforward under IRC Section 163(j) of approximately $0.3 million as of December 31, 2020. This limitation also has an indefinite carryforward period. The Company has substantially concluded all U.S. federal income tax matters for years through 2009. The Company’s remaining carryforwards have expiration dates from 2020 to 2040. The Company has no material uncertain tax positions at December 31, 2020 or 2019.

We file U.S. and state tax returns in jurisdictions with varying statutes of limitations.  The 2017 through 2020 tax years generally remain subject to examination by federal and state tax authorities.

14.    BASIC AND DILUTED NET LOSS PER SHARE

The Company calculates its basic loss per share by dividing net loss allocated to common shares outstanding by the weighted average number of common shares outstanding.  Unvested shares of restricted stock participate in dividends on the same basis as common shares. As a result, these share-based awards meet the definition of participating securities and the Company applies the two-class method to compute earnings per share. The two-class method is an earnings allocation formula that treats participating securities as having rights to earnings that would otherwise have been available to common stockholders. In periods in which the Company has net losses, the losses are not allocated to participating securities because the participating security holders are not obligated to share in such losses.  The following table presents the number of participating securities and earnings allocated to those securities for the years ended December 31, 2020, 2019 and 2018 (in millions):

	2020	2019	2018
Earnings allocated to participating shareholders	$—	$—	$—
Number of participating securities	0.8	0.8	0.9

The diluted earnings per share calculations include the effect of the assumed exercise using the treasury stock method for both stock options and unvested restricted stock units, except when the effect would be anti-dilutive.  The following table presents the number of common shares used in the calculation of net loss per share from continuing operations for the years ended December 31, 2020, 2019 and 2018 (in millions):

	2020	2019	2018
Weighted-average number of common shares-basic	26.0	25.4	25.1
Dilutive potential common shares	—	—	—
Weighted-average number of common shares-dilutive	26.0	25.4	25.1

The Company had no stock options outstanding at December 31, 2020, 2019 and 2018 and as such had no dilutive effect.

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

16.    DISCONTINUED OPERATIONS

The Company’s discontinued operations did not have any sales in 2020, 2019 or 2018.  In 2018, loss from discontinued operations net of taxes of $0.4 million were primarily related to changes in estimates associated with remediation of formerly owned property in Montana.

17.    RESTRUCTURING

During the second quarter of 2020, the Company announced the planned closure of its Columbus, OH and Selkirk, NY branches to improve operating results and gain operational efficiency through leverage of workforce, logistics and working capital. Some operations of the Selkirk branch were consolidated into the Company’s facility in Newington, CT. The Company recorded a $1.5 million pre-tax charge in the second quarter, which consisted of $0.7 million for estimated impairment of inventory and inventory transfer costs, $0.2 million of facility exit costs, $0.1 million for employee retention and extension of benefits, and $0.5 million for other branch closure costs.

The following table summarizes the restructuring activity during 2020 (in millions):

	2020 Charge to	Amounts	Reserve at
	Income	Utilized in 2020	December 31, 2020
Retention and benefits continuation costs	$0.1	$0.1	—
Facility exit costs	0.2	0.2	—
Inventory impairment and transfer costs	0.7	0.7	—
Other branch closure costs	0.5	0.4	0.1
Total pre-tax restructuring charges	$1.5	$1.4	$0.1

18. IMPACT OF AND COMPANY RESPONSE TO COVID-19

In March 2020, the World Health Organization recognized the novel strain of coronavirus, COVID-19, as a pandemic. The United States, various other countries and state and local jurisdictions have imposed, among other things, travel and business operation restrictions intended to limit the spread of the COVID-19 virus and have advised or required individuals to adhere to social distancing or limit or eliminate time spent outside of their homes. This pandemic and the governmental response have resulted in significant and widespread economic disruptions to, and uncertainty in, the global and U.S. economies, including in the regions in which the Company operates.  In many jurisdictions, the Company and its customers were deemed “essential businesses” and continued to operate, reducing the impact of these restrictions on its operations and results for year ended December 31, 2020. However, the Company’s management cannot reliably predict the future impact of the pandemic and the governmental response to the pandemic on the Company’s operations and future results.

With the exception of closing two branches as a part of the Company’s restructuring efforts (as discussed in Note 17, “Restructuring”), all of the Company’s branches remain open and capable of meeting customer needs. The Company has taken protective measures to guard the health and well-being of its employees and customers, including the implementation of social distancing requirements and remote work options where possible.

The Company has observed certain of its customers adjusting purchases and operations according to the impact of COVID-19 and governmental restrictions and has adjusted its own operations accordingly. The pandemic has had an adverse impact to the supply chain, with some of the Company’s vendors putting the Company on allocation as a result of reduced inventory and labor shortages resulting in longer lead-times for the fulfillment of certain products. Early in the pandemic, the Company adjusted its sales forecast and took proactive measures to protect its operating liquidity, including communicating with vendors and customers, seeking modification of payment and other terms of rental and procurement agreements and monitoring its accounts receivable. The Company initially reduced inventory levels to meet an anticipated decrease in demand and has continued to manage inventories according to regularly updated sales forecasts. The Company also implemented cost containment measures, including closing two of its branches, lay-offs, wage reductions, suspension of matching contributions to its qualified defined contribution plan, and eliminated non-essential spend. Wages were reinstated for substantially all employees in October 2020. The senior management team continued to have reduced compensation until early 2021. Additionally, the compensation paid to our Board of Directors continued at a reduced level until early 2021. The Company delayed or cancelled certain non-essential capital expenditures during 2020. The Company has utilized its diverse overseas network to source alternative suppliers of its proprietary products, while simultaneously rationalizing its purchase volume to better align with its current sales projections and to manage the supply chain. While the Company believes these actions mitigated the impact of the pandemic on its operations in 2020, it cannot provide any assurance that these actions will be successful if the pandemic continues to have a longer-term impact on the economy. As of December 31, 2020, the Company does not have any material outstanding deferred obligations to suppliers as deferred amounts have been substantially repaid.

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A—CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures—The Company, under the supervision and with the participation of our Disclosure Committee and management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of December 31, 2020 in all material respects in (a) causing information required to be disclosed by us in reports that we file or submit under the Exchange Act to be recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (b) causing such information to be accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting—The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

Because of inherent limitations, any system of internal control over financial reporting may not prevent or detect all misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of confidence with the policies and procedures may deteriorate.

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal fourth quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B—OTHER INFORMATION

None

PART III

ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding executive officers and directors of the Company is set forth in the Company’s definitive proxy statement for its 2021 Annual Meeting of Stockholders (the “2021 Proxy Statement”) under the captions “Executive Officers” and “Election of Directors,” respectively, and is incorporated herein by reference. Information regarding Section 16(a) beneficial ownership reporting compliance is set forth in the 2020 Proxy Statement under the caption “Delinquent Section 16(a) Reports,” and is incorporated herein by reference.

The information regarding the Company’s “audit committee financial expert” and identification of the members of the Audit Committee of the Company’s Board of Directors is set forth in the 2021 Proxy Statement under the caption “Board Committees” and is incorporated herein by reference.

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

ITEM 11—EXECUTIVE COMPENSATION

The information required by Item 11 is set forth in the 2021 Proxy Statement under the captions “Board of Directors and Committees of the Board of Directors,” “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” and is incorporated herein by reference.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except as set forth below, the information required by Item 12 is set forth in the 2021 Proxy Statement under the captions “Beneficial Ownership of Common Stock by Directors and Management” and “Principal Stockholders of the Company,” and is incorporated herein by reference.

Equity Compensation Plan Information

The following table presents information, as of December 31, 2020, for equity compensation plans under which the Company’s equity securities are authorized for issuance.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	$—	2,286,904
Equity compensation plans not approved by security holders	—	N/A	—
Total	—	$—	2,286,904

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is set forth in the 2021 Proxy Statement under the captions “Certain Relationships and Related Transactions” and “Director Independence,” and is incorporated herein by reference.

ITEM 14—PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is set forth in the 2021 Proxy Statement under the caption “Principal Accounting Firm Services and Fees,” and is incorporated herein by reference.

PART IV

ITEM 15—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

1. Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2020 and 2019

Consolidated Statements of Operations for the years ended December 31, 2020, 2019 and 2018

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2020, 2019 and 2018

Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018

Notes to Consolidated Financial Statements

2. Exhibits:  See Exhibit Index.

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

*10.3

2005 Non-Employee Directors’ Restricted Stock Plan, Fourth Amendment and Restatement Effective April 23, 2019. (Incorporated by reference to Attachment A to the Definitive Proxy Statement filed on March 12, 2019.)

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

*10.20

First Amendment to Amended and Restated Executive Agreement between the Company and Jon P. Vrabely dated April 27, 2020 (Incorporated by reference to Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020).

*10.21

First Amendment to Amended and Restated Executive Agreement between the Company and Robert Furio dated April 27, 2020 (Incorporated by reference to Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020).

*10.22	Second Amendment to Amended and Restated Executive Agreement between the Company and Jon P. Vrabely dated December 18, 2020.

*10.23	Second Amendment to Amended and Restated Executive Agreement between the Company and Robert Furio dated December 18, 2020.

21.1	Subsidiary

23.1	Consent of KPMG LLP, independent registered public accounting firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUTTIG BUILDING PRODUCTS, INC.

By:	/s/ Jon P. Vrabely
President and Chief Executive Officer (Principal Executive Officer)

Date: March 2, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jon P. Vrabely	President, Chief Executive Officer and Director (Principal Executive Officer)	March 2, 2021
Jon P. Vrabely

/s/ Philip W. Keipp	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 2, 2021
Philip W. Keipp

/s/ Delbert H. Tanner	Chairman of the Board	March 2, 2021
Delbert H. Tanner

/s/ Donald L. Glass	Director	March 2, 2021
Donald L. Glass

/s/ James F. Hibberd	Director	March 2, 2021
James F. Hibberd

/s/ Gina G. Hoagland	Director	March 2, 2021
Gina G. Hoagland

/s/ Patrick L. Larmon	Director	March 2, 2021
Patrick L. Larmon

/s/ J. Keith Matheney	Director	March 2, 2021
J. Keith Matheney