Form 10-Q
period 2021-03-31
HUTTIG BUILDING PRODUCTS INC
filed 2021-05-04
CIK 1093082

es

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

The number of shares of Common Stock outstanding on April 26, 2021 was 27,399,870 shares.

PART I FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in millions, except per share data)

	Three Months Ended
	March 31,
	2021	2020
Net sales	$214.7	$203.0
Cost of sales	169.0	162.1
Gross margin	45.7	40.9
Operating expenses	36.9	39.0
Goodwill impairment	—	9.5
Operating income (loss)	8.8	(7.6)
Interest expense, net	0.7	1.3
Income (loss) from operations before income taxes	8.1	(8.9)
Income tax expense	—	—
Income (loss) from continuing operations	8.1	(8.9)
Loss from discontinued operations, net of taxes	—	—
Net income (loss)	$8.1	$(8.9)

Earnings (loss) per share:
Earnings (loss) from continuing operations per share- basic	$0.30	$(0.34)
Loss from discontinued operations per share- basic	—	—
Net earnings (loss) per share - basic	$0.30	$(0.34)

Earnings (loss) from continuing operations per share- diluted	$0.30	$(0.34)
Loss from discontinued operations per share- diluted	—	—
Net income (loss) per share- diluted	$0.30	$(0.34)

Weighted average shares outstanding:
Basic shares outstanding	27.3	25.9
Diluted shares outstanding	27.4	25.9

See notes to condensed consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in millions)

	March 31,	December 31,	March 31,
	2021	2020	2020
ASSETS
CURRENT ASSETS:
Cash and equivalents	$4.4	$0.3	$0.4
Trade accounts receivable, net	107.4	69.3	96.7
Inventories, net	122.6	105.7	147.3
Other current assets	10.4	10.6	10.7
Total current assets	244.8	185.9	255.1

PROPERTY, PLANT AND EQUIPMENT:
Land	5.0	5.0	5.0
Buildings and improvements	32.3	32.3	32.6
Machinery and equipment	58.5	58.2	58.4
Gross property, plant and equipment	95.8	95.5	96.0
Less accumulated depreciation	68.2	67.1	65.5
Property, plant and equipment, net	27.6	28.4	30.5

OTHER ASSETS:
Operating lease right-of-use assets	34.3	33.9	38.6
Other	4.2	4.4	4.8
Total other assets	38.5	38.3	43.4
TOTAL ASSETS	$310.9	$252.6	$329.0

See notes to condensed consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in millions, except share data)

	March 31,	December 31,	March 31,
	2021	2020	2020
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$1.7	$1.7	$1.7
Current maturities of operating lease right-of-use liabilities	8.9	9.1	9.2
Trade accounts payable	80.0	53.1	85.5
Accrued compensation	10.6	10.0	2.9
Other accrued liabilities	16.6	15.7	15.1
Total current liabilities	117.8	89.6	114.4
NON-CURRENT LIABILITIES:
Long-term debt, less current maturities	113.5	92.4	148.2
Operating lease right-of-use liabilities, less current maturities	25.5	24.9	29.7
Other non-current liabilities	2.5	2.4	2.4
Total non-current liabilities	141.5	119.7	180.3

SHAREHOLDERS’ EQUITY:
Preferred shares: $.01 par (5,000,000 shares authorized)	—	—	—
Common shares: $.01 par (75,000,000 shares authorized: 27,404,518; 26,889,190; and 26,894,681 shares issued at March 31, 2021, December 31, 2020 and March 31, 2020, respectively)	0.3	0.3	0.3
Additional paid-in capital	49.7	49.5	48.5
Retained earnings (accumulated deficit)	1.6	(6.5)	(14.5)
Total shareholders’ equity	51.6	43.3	34.3

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$310.9	$252.6	$329.0

See notes to condensed consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(unaudited)

(in millions)

	Common Shares	Additional	Retained Earnings	Total
	Outstanding,	Paid-In	(Accumulated	Shareholders’
	at Par Value	Capital	Deficit)	Equity
Balance at January 1, 2020	$0.3	$48.2	$(5.6)	$42.9
Net loss	—	—	(8.9)	(8.9)
Stock compensation expense	—	0.3	—	0.3
Balance at March 31, 2020	$0.3	$48.5	$(14.5)	$34.3

Balance at January 1, 2021	$0.3	$49.5	$(6.5)	$43.3
Net loss	—	—	8.1	8.1
Payment for taxes related to share settlement of equity awards	—	(0.2)	—	(0.2)
Stock compensation expense	—	0.4	—	0.4
Balance at March 31, 2021	$0.3	$49.7	$1.6	$51.6

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in millions)

	Three Months Ended
	March 31,
	2021	2020
Cash Flows From Operating Activities:
Net income (loss)	$8.1	$(8.9)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1.3	1.3
Non-cash interest expense	0.1	0.1
Stock-based compensation	0.4	0.3
Goodwill impairment	—	9.5
Changes in operating assets and liabilities:
Trade accounts receivable	(38.1)	(36.2)
Inventories, net	(16.9)	(7.9)
Trade accounts payable	26.9	28.7
Other	1.7	(1.3)
Cash used in continuing operating activities	(16.5)	(14.4)
Cash used in discontinued operating activities	—	(0.1)
Total cash used in operating activities	(16.5)	(14.5)
Cash Flows From Investing Activities:
Capital expenditures	(0.2)	(0.4)
Total cash used in investing activities	(0.2)	(0.4)
Cash Flows From Financing Activities:
Borrowings of debt, net	21.0	13.1
Repurchase of shares to satisfy employee tax withholdings	(0.2)	—
Total cash provided by financing activities	20.8	13.1
Net increase (decrease) in cash and equivalents	4.1	(1.8)
Cash and equivalents, beginning of period	0.3	2.2
Cash and equivalents, end of period	$4.4	$0.4

Supplemental Disclosure of Cash Flow Information:
Interest paid	$0.6	$1.2
Income taxes paid	—	0.1
Non-cash financing activities:
Assets acquired with debt obligations	0.1	—

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

2. NEW ACCOUNTING STANDARDS

Adoption of New Accounting Standards

On January 1, 2020, the Company adopted Accounting Standards Update (“ASU”) 2016-13, “Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires a financial asset (or a group of financial assets) measured at amortized cost basis to be assessed for impairment under the current expected credit loss model rather than an incurred loss model. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount.  The primary financial asset of the Company within the scope of ASU 2016-13 is trade receivables.  The adoption of ASU 2016-13 did not materially impact the Company's consolidated financial statements.

Recent accounting pronouncements pending adoption and not discussed above are either not applicable or will not have, or are not expected to have, a material impact on our consolidated financial condition, results of operations, or cash flows.

3. REVENUE

Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods.  The Company reports sales revenue, including direct sales, on a net basis, which includes gross revenue adjustments for estimated returns, cash payment discounts based on the satisfaction of outstanding receivables, and volume purchase rebates.  The Company’s customer payment terms vary by customer, location, and the products purchased, but are typical for the Company’s industry.

Regarding direct sales, the Company is the principal of these arrangements and is responsible for fulfilling the promise to provide specific goods to its customers, including product specifications, pricing and modifications prior to delivery.  Direct sales as a percentage of net sales were 25.8% and 21.8% in the three-month periods ended March 31, 2021 and 2020, respectively.

The following table disaggregates revenue by product classification (in millions):

	Three Months Ended
	March 31,
	2021	2020
Millwork products	$96.2	$96.2
Building products	101.9	92.6
Wood products	16.6	14.2
Net sales	$214.7	$203.0

4.  LEASES

The Company has operating and financing leases for corporate offices, distribution centers, vehicles, and certain equipment. These leases have remaining lease terms of less than 1 year to 12 years, and many of the leases have renewal options.  Because the Company is not reasonably certain to exercise the renewal options, the options are not considered in determining the lease term, and associated potential option payments are excluded from lease payments and right-of-use calculations.  Leases with an initial term of 12 months or less are likewise excluded from right-of-use calculations.

In addition to fixed payments, many of the Company’s lease contracts contain variable payments. Vehicle lease variable payments typically include mileage, and real estate leases include variable charges for taxes and common area maintenance.  Variable lease payments and payments for leases with an initial term of 12 months or less are recognized in the period incurred.

	Three Months Ended
	March 31,
(in millions):	2021	2020
Operating Lease Cost	$3.0	$3.0

Finance Lease Cost:
Amortization of right-of-use assets	0.3	0.3
Interest on lease liabilities	0.1	0.1
Total finance lease cost	$0.4	$0.4

The following lease assets and liabilities are included on the condensed consolidated balance sheet (in millions):

	March 31,	December 31,	March 31,
	2021	2020	2020
Operating Leases:
Operating lease right-of-use assets	$34.3	$33.9	$38.6

Current maturities of operating lease right-of-use assets	8.9	9.1	9.2
Operating lease right-of-use liabilities, less current maturities	25.5	24.9	29.7
Total operating lease liabilities	$34.4	$34.0	$38.9

Finance Leases:
Gross property, plant and equipment	$11.2	$11.1	$10.6
Accumulated depreciation	(6.6)	(6.3)	(5.5)
Property, plant and equipment, net	$4.6	$4.8	$5.1

Current maturities of long-term lease liabilities	$1.4	$1.4	$1.4
Long-term lease liabilities, less current maturities	1.7	1.9	2.6
Total finance lease liabilities	$3.1	$3.3	$4.0

As of March 31, 2021, the weighted average remaining lease term for the Company’s operating leases was 4.9 years and for its financing leases was 2.7 years. These leases have weighted average discount rates of 6.0% and 5.2% for operating leases and financing leases, respectively. The rate implicit in the lease is used to discount leases when known. While the implicit rate is often known for finance leases, the Company is generally unable to calculate the implicit rate in operating leases because it does not have access to the lessor’s residual value estimates nor the amount of the lessor’s deferred initial direct costs.  When the implicit rate is not known, the Company uses the incremental borrowing rate for secured loans of similar term. The Company uses available data for unsecured loans to borrowers of similar credit to the Company and adjusts the rate to reflect the effect of providing collateral equivalent to the outstanding obligation balance.

The following cash flow items are included on the condensed consolidated statement of cash flows (in millions):

	Three Months Ended
	March 31,
	2021	2020
Operating cash used for operating leases	$(3.0)	$(3.1)
Operating cash used for finance leases	(0.1)	(0.1)
Financing cash used for finance leases	(0.4)	(0.4)

Maturities of lease liabilities are as follows (in millions):

	Finance Leases	Operating Leases
2021 (1)	$1.1	$8.3
2022	1.2	9.2
2023	0.8	7.6
2024	0.3	4.9
2025	0.1	3.7
Thereafter	—	6.3
Total lease payments	$3.5	$40.0
Less: imputed interest	(0.4)	(5.6)
Total future lease obligation	$3.1	$34.4
(1)	This amount excludes the three months ended March 31, 2021.

5. GOODWILL

Goodwill is reviewed for impairment annually, or more frequently if certain indicators arise. The Company assesses each reporting period whether events and circumstances warrant a revision to the previously established useful lives.

During the first quarter of 2020, a decline in the market value of the Company’s public equity concurrent with the COVID-19 pandemic triggered an assessment of goodwill. The fair value of each reporting unit was determined using a market approach to consider factors such as market capitalization of the Company at March 31, 2020, observed ratios of enterprise value to earnings and the relative sales contribution of each reporting unit. If a reporting unit’s carrying value exceeded its estimated fair value, an impairment was recorded for the amount in excess. As a result of the interim goodwill impairment test, the Company recognized a goodwill impairment charge of $9.5 million.  The following table summarizes goodwill activity for the three-month periods ended March 31, 2021 and 2020 (in millions):

		Accumulated	Goodwill,
	Goodwill	Impairments	Net
Balance at January 1, 2020	$21.3	$(11.8)	$9.5
Impairment	—	(9.5)	(9.5)
Balance at March 31, 2020	$21.3	$(21.3)	$—

Balance at January 1, 2021	21.3	(21.3)	—
No activity in 2021	—	—	—
Balance at March 31, 2021	$21.3	$(21.3)	$—

6. ALLOWANCE FOR DOUBTFUL ACCOUNTS

The allowance for doubtful accounts consisted of the following (in millions):

	March 31,
	2021	2020
Balance at beginning of year	$3.0	$3.1
Provision charged to expense	0.1	0.1
Write-offs, less recoveries	(0.5)	—
Balance at end of period	$2.6	$3.2

7. DEBT

Debt consisted of the following (in millions):

	March 31,	December 31,	March 31,
	2021	2020	2020
Revolving credit facility	$111.2	$89.8	$144.8
Other obligations	4.0	4.3	5.1
Total debt	115.2	94.1	149.9
Less current maturities of long-term debt	1.7	1.7	1.7
Long-term debt, less current maturities	$113.5	$92.4	$148.2

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

At March 31, 2021, the Company had revolving credit borrowings of $111.2 million outstanding at a weighted average interest rate of 1.67% per annum, letters of credit outstanding totaling $3.2 million, primarily used as collateral for health and workers’ compensation insurance, and $81.0 million of excess committed borrowing availability.  The Company pays an unused commitment fee of 0.25% per annum. In addition, the Company had $0.9 million of other obligations maturing in 2023 at a borrowing rate of 6.11%. The Company also had $3.1 million of financing lease obligations at March 31, 2021.  See Note 4 – “Leases” for more information.

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

8. OTHER ACCRUED LIABILITIES

The Company had other accrued liabilities consisting of the following (in millions):

	March 31,	December 31,	March 31,
	2021	2020	2020
Self insurance	$6.2	$4.0	$3.9
Sales incentive programs	5.4	6.8	7.1
Short-term environmental	1.1	1.1	1.1
Other accruals	3.9	3.8	3.0
Other accrued liabilities	$16.6	$15.7	$15.1

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

The Company paid less than $0.1 million in the first three months of 2021 implementing the RAWP.  The Company estimates the total remaining cost of implementing the RAWP to be $2.7 million at March 31, 2021, with $1.1 million in short-term other accrued liabilities and $1.6 million in other non-current liabilities. As of March 31, 2021, the Company believes the accrual represents a reasonable best estimate of the total remaining remediation costs, based on facts, circumstances, and information currently available.  However, there are currently unknown variables relating to the actual levels of contaminants and amounts of soil that will ultimately require treatment or removal. As part of the remediation process, additional soil and groundwater sampling, and bench and pilot testing are required to ensure the remediation will achieve the outcome required by the DEQ.  The ultimate final amount of remediation costs and expenditures is difficult to estimate with certainty and as a result, the amount of actual costs and expenses ultimately incurred by the Company with respect to this property could be lower than, or exceed the amount accrued as of March 31, 2021 by a material amount.  If actual costs are materially higher, the incremental expenses over the amount currently accrued could have a material adverse effect on the Company’s liquidity, financial condition and operating results.

With consent of the DEQ, remediation efforts and expenditures were temporarily suspended during 2020 as a result of pandemic-related health, safety, financial and other considerations.  During the first quarter of 2021, the Company re-engaged in remediation efforts in cooperation with the DEQ.

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

The following table presents the number of participating securities (in millions):

	Three Months Ended
	March 31,
	2021	2020
Earnings allocated to participating shareholders	$0.3	$—
Number of participating securities	1.0	0.9

The diluted earnings per share calculations include the effect of assumed exercise using the treasury stock method for unvested restricted stock units, except when the effect would be anti-dilutive.  The following table presents the number of common shares used in the calculation of net income (loss) per share from continuing operations (in millions):

	Three Months Ended
	March 31,
	2021	2020
Weighted-average number of common shares-basic	27.3	25.9
Dilutive potential common shares	0.1	—
Weighted-average number of common shares-diluted	27.4	25.9

11. INCOME TAXES

The Company assesses available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of existing deferred tax assets.  For the three-year period ended December 31, 2020, the Company was in a three year cumulative loss position. This constitutes a significant piece of objective negative evidence.  Such objective negative evidence limits the ability to consider other subjective evidence, such as our projections for future profitability and growth.  Based on this evaluation, as of March 31, 2021, the Company maintained a valuation allowance of $18.2 million to reduce net deferred tax assets as their realization did not meet the more-likely-than-not criterion.  The amount of deferred tax assets considered realizable, however, could be adjusted in the future if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for future profitability and growth.

The Company’s effective tax rate from continuing operations was a benefit of 0% and 0% in the three-month periods ended March 31, 2021 and 2020, respectively.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“the Act”) was signed into law, making several changes to the Internal Revenue Code. The Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses, temporary changes to the prior and future limitations on interest deductions, temporary suspension of certain payment requirements for the employer portion of Social Security taxes, technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property, alternative minimum tax credit refunds, and the creation of certain refundable employee retention credits. Under the Act, the 163(j) interest deduction limitation was increased from 30% to 50% for the 2019 and 2020 tax years. The Company benefitted from the provision by being able to deduct an additional $4.3 million of interest expense in 2020. No other provisions of the Act were materially beneficial to the Company.

12. STOCK-BASED COMPENSATION

The Company recognized $0.4 million and $0.3 million in non-cash, stock-based compensation expense for the first quarter of 2021 and 2020, respectively.  During the first three months of 2021, the Company granted an aggregate of 436,990 shares of restricted stock at a weighted average value of $3.63 per share under its 2005 Executive Incentive Compensation Plan, as amended and restated. Most restricted shares vest in three equal installments on the first, second and third anniversaries of the grant date, or cliff vest in five years. During the first three months of 2021, the Company granted an aggregate of 139,880 shares of restricted stock under its Non-Employee Directors’ Restricted Stock Plan, as amended, at an average fair market value of $3.58 per share. The directors’ restricted shares vest on the first anniversary of the grant date. Unearned compensation expense is amortized into expense on a straight-line basis over the requisite service period for the entire award. As of March 31, 2021 and 2020, the total compensation expense not yet recognized related to all outstanding restricted stock awards was $2.2 million and $1.8 million, respectively.

13. IMPACT OF AND COMPANY RESPONSE TO COVID-19

In March 2020, the World Health Organization recognized the novel strain of coronavirus, COVID-19, as a pandemic.  The United States, various other countries and state and local jurisdictions have imposed, among other things, travel and business operation restrictions intended to limit the spread of the COVID-19 virus and have advised or required individuals to adhere to social distancing or limit or forego their time outside of their home.  This pandemic and the governmental response have resulted in significant and widespread economic disruptions to, and uncertainty in, the global and U.S. economies, including in the regions in which the Company operates.  In many jurisdictions, the Company and its customers were deemed “essential businesses” and continued to operate, reducing the impact of these restrictions on its operations and results for the three months ended March 31, 2021 and March 31, 2020.  However, the Company’s management cannot reliably predict the future impact of the pandemic and the governmental response to the pandemic on the Company’s operations and future results.

With the exception of closing two branches as a part of the Company’s restructuring efforts, all of the Company’s branches remain open and capable of meeting customer needs. The Company has taken protective measures to guard the health and well-being of its employees and customers, including the implementation of social distancing requirements and remote work options where possible. Early in the COVID-19 pandemic, the Company observed certain of its customers reducing purchases and operations due to the impact of the pandemic and governmental restrictions. The pandemic has also had an adverse impact to the supply chain, with some of the Company’s vendors putting the Company on allocation as a result of reduced inventory and labor shortages resulting in longer lead-times for the fulfillment of certain products. The Company previously took proactive measures to protect its operating liquidity, including communicating with vendors and customers, seeking modification of payment and other terms of rental and procurement agreements and monitoring its accounts receivable. The Company rationalized inventory levels to meet anticipated demand and has implemented cost containment measures, including closing two of its branches, suspension of matching contributions to its qualified defined contribution plan, and eliminated non-essential spend. The Company has utilized its diverse overseas network to source alternative suppliers of its proprietary products, while simultaneously rationalizing its purchase volume to better align with its current sales projections and to manage the supply chain. While the Company believes these actions have mitigated the impact of the pandemic on its operations, it cannot provide any assurance that these actions will be successful if the pandemic continues to have a longer-term impact on the economy. As of March 31, 2021, the Company does not have any material outstanding deferred obligations to suppliers as deferred amounts have been substantially repaid. The Company continues to implement COVID-19 safety protocols, including social distancing requirements and remote work options where possible.

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

There are a number of factors, some of which are beyond our control that could cause our actual results to differ materially from those expressed or implied in the forward-looking statements.  These factors include, but are not limited to, the following: the success of our growth initiatives; risks associated with our private brands; the strength of new construction, home improvement and remodeling markets and the recovery of the homebuilding industry to levels consistent with the historical annual average total housing starts from 1959 to 2020 of approximately 1.4 million starts based on statistics tracked by the U.S. Census Bureau (“Historical Average”); the cyclical nature of our industry; risks of international suppliers; the impact of global health concerns, including the current COVID-19 pandemic, and governmental responses to such concerns, on our business, results of operations, liquidity and capital resources; product liability claims and other legal proceedings; commodity prices and demand in light of the COVID-19 pandemic; competition with existing or new industry participants; our failure to attract and retain key personnel; deterioration in our relationship with our unionized employees, including work stoppages or other disputes; funding requirements for multi-employer pension plans for our unionized employees; our ability to comply with, and the restrictive effect of, the financial covenant applicable under our credit facility; deterioration of our customers’ creditworthiness or our inability to forecast such deteriorations, particularly in light of the COVID-19 pandemic; the loss of a significant customer; termination of key supplier relationships; the ability to source alternative suppliers in light of the COVID-19 pandemic; supply chain disruption; current or future litigation; the cost of environmental compliance, including actual expenses we may incur to resolve proceedings we are involved in arising out of a formerly owned facility in Montana; federal and state transportation regulations; uncertainties resulting from changes to United States and foreign laws, regulations and policies; the potential impact of changes in tariff costs, including tariffs on imported steel and aluminum, and potential anti-dumping or countervailing duties; fuel cost increases; stock market volatility; failure to meet exchange listing requirements; stockholder activist disruption; information technology failures, network disruptions, cybersecurity attacks or breaches in data security; significant uninsured claims; the integration of any business we acquire and the liabilities of such businesses; the seasonality of our operations; any limitations on our ability to utilize our deferred tax assets to reduce future taxable income and tax liabilities; intangible asset impairment; and those factors set forth under Part I, Item 1A – “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 These factors may not constitute all factors that could cause actual results to differ from those discussed in any forward-looking statement. Accordingly, forward-looking statements should not be relied upon as a predictor of actual results.

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

The following table sets forth our sales by product classification as a percentage of total sales:

	Three Months Ended
	March 31,
	2021	2020
Millwork products (1)	45%	47%
Building products (2)	47%	46%
Wood products (3)	8%	7%
Total net product sales	100%	100%
(1)	Millwork products generally include exterior and interior doors, pre-hung door units, windows, mouldings, frames, stair parts and columns.
(2)	Building products generally include composite decking, connectors, fasteners, housewrap, siding, roofing products, insulation and other miscellaneous building products.
(3)	Wood products generally include engineered wood products and other wood products, such as lumber and panels.

Industry Conditions

New housing activity has recently recovered to a pace consistent with the historical annual average of 1.4 million total housing starts from 1959 to 2020 based on statistics tracked by the United States Census Bureau. Total housing starts were approximately 1.3 million in 2020. Through March 31, 2021, based on the most recent data provided by the United States Census Bureau, total new housing starts were 10.2% higher than 2020 levels for the corresponding three-month period.

In March 2020, the World Health Organization recognized the novel strain of coronavirus, COVID-19, as a pandemic. The United States, various other countries and state and local jurisdictions have imposed, among other things, travel and business operation restrictions intended to limit the spread of the COVID-19 virus and are advising or requiring individuals to adhere to social distancing or limit or forego their time outside of their home. This pandemic and the governmental response have resulted in significant and widespread economic disruptions to, and uncertainty in, the global and U.S. economy, including in the regions in which we operate. In many jurisdictions, we and our customers were deemed “essential businesses” and continued to operate, reducing the impact of these restrictions on our operations and results for the three-month periods ended March 31, 2021 and March 31, 2020. However, we cannot reliably predict the future impact of the pandemic and the governmental response to the pandemic on our operations and future results.

With the exception of closing two branches as a part of our restructuring efforts, all of our branches remain open and capable of meeting customer needs. We have taken protective measures to guard the health and well-being of our employees and customers, including the implementation of social distancing requirements and remote work options where possible. Early in the COVID-19 pandemic, we observed certain of our customers reducing purchases and operations due to the impact of the pandemic and governmental restrictions. The pandemic has also had an adverse impact to the supply chain, with some of our vendors putting us on allocation as a result of reduced inventory and labor shortages, resulting in longer lead-times for the fulfillment of certain products. We adjusted our sales forecast accordingly and previously took proactive measures to protect our operating liquidity, including communicating with vendors and customers, seeking modification of payment and other terms of rental and procurement agreements and monitoring accounts receivable. We also rationalized inventories in response to our strategic product initiative and adjusted levels to meet changing demand. We previously implemented cost containment measures, including closing two of our branches during the third quarter of 2020, suspension of matching contributions to our qualified defined contribution plan, and eliminating non-essential spend. During the first quarter of 2021 we increased orders for replacement capital essential to our business. We have utilized our diverse overseas network to source alternative suppliers of our proprietary products, while simultaneously adjusting our purchase volume to better align with our current sales projections and to manage the supply chain.

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

While we believe these actions have mitigated the impact of the pandemic on our operations, we cannot provide any assurance that these actions will be successful if the pandemic continues to have a longer-term impact on the economy. As of March 31, 2021, we do not have any material outstanding deferred obligations to suppliers as deferred amounts have been substantially repaid.

Various factors cause our results of operations to fluctuate from period to period. These factors include levels of residential construction, the mix of single family and multi-family starts as a percentage of total residential construction, home improvement and remodeling activity, weather, prices of commodity wood and steel products, dumping duties, tariffs, interest rates, competitive pressures, availability of credit and other local, regional and national economic conditions. Many of these factors are cyclical or seasonal in nature. We anticipate that further fluctuations in operating results from period to period will continue in the future. Our results in the first and fourth quarters of each year are generally adversely affected by winter weather patterns in the Midwest, Northeast and Northwest, which typically result in seasonal decreases in levels of construction activity in these areas. As much of our overhead and expenses remain relatively fixed throughout the year, our operating profits tend to be lower during the first and fourth quarters.

We believe we have the product offerings, distribution channels, personnel, systems infrastructure and financial and competitive resources necessary for continued operations. Our future revenues, costs and profitability, however, are all likely to be influenced by a number of risks and uncertainties, all of which may be amplified by the COVID-19 pandemic. If the pandemic were to worsen or negatively impact our industry due to its duration, we are prepared to selectively re-activate or extend actions previously taken as part of our readiness and response plan. These actions may include deferral or cancelation of planned capital spending, negotiation of terms with vendors and customers, lay-offs and wage reductions, suspension of matching contributions to our qualified defined contribution plan, further rationalization of inventories and reduction of other fixed and variable costs. We have communicated with our lenders regarding potential modification to terms of our credit facility should it be deemed necessary.

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

Critical Accounting Policies

We prepare our condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles, which requires management to make estimates and assumptions. Management bases these estimates and assumptions on historical results and known trends as well as management forecasts. Actual results could differ from these estimates and assumptions, and these differences may be material. For a discussion of our significant accounting policies and estimates, see our Annual Report on Form 10-K for the year ended December 31, 2020 in Part II, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies.” During the three months ended March 31, 2021, there were no material changes to the critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the year ended December 31, 2020.

Results of Operations

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

Net sales were $214.7 million in the first quarter of 2021, which were $11.7 million, or 5.8%, higher than the first quarter of 2020.  The increase in net sales was primarily attributable to an increase in residential construction activity. Income growth in the first quarter of 2021 was moderated in comparison to the first quarter of 2020 by restructuring activities announced in the second quarter of last year, and by our 2020 product rationalization program. We also continued to experience supply chain disruption across several key product categories which mitigated revenue growth, although first quarter sales were favorably impacted by pricing for certain products we sell.

Millwork sales of $96.2 million in the first quarter were unchanged from the first quarter of last year. Millwork is the category most impacted by supply chain disruption and was also impacted by 2020 restructuring and product rationalization activities. Building products sales increased 10.0% in the first quarter of 2021 to $101.9 million, compared to $92.6 million in the first quarter of 2020, with first quarter 2021 sales benefitting from consistent high levels of demand for certain product lines within the category, including certain strategic product lines. The year-over-year sales growth in this category was mitigated by supply chain disruption and by product rationalization activities related to our objective of focusing on higher-margin, non-commoditized products. Wood product sales increased 16.9% in the first quarter of 2021 to $16.6 million, compared to $14.2 million in the first quarter of 2020.

Gross margin was $45.7 million in the first quarter of 2021, compared to $40.9 million in the first quarter of 2020. As a percentage of sales, gross margin was 21.3% in the first quarter of 2021, compared to 20.1% in the first quarter of 2020. Gross margins were favorably impacted by our continued focus on non-commoditized strategic product lines, which carry higher margins, as well as improved pricing management. The increase in our gross margin percentage from these actions was more pronounced considering we had a disproportionate increase in direct sales in the first quarter of 2021 as compared to 2020. These sales were at lower margins as compared to warehouse shipments.

Operating expenses decreased $2.1 million to $36.9 million in the first quarter of 2021, compared to $39.0 million in the first quarter of 2020.  Personnel costs decreased $0.6 million, or 2.7%, reflecting workforce and other adjustments made to our cost structure. These cost reductions were partially offset by higher incentive compensation driven by improved operating results. Non-personnel costs decreased $1.5 million, or 8.9%. Operationally, first quarter discretionary spending such as travel and advertising was curtailed, due in part to the COVID-19 pandemic. Additionally, our bad debt provision improved in the first quarter of 2021 as pandemic-related disruption began to subside. Higher insurance costs for property and vehicles partially offset the reduction in operating costs. Overall, the cost structure was levered against higher sales volume. As a percentage of net sales, operating expenses were 17.2% in the first quarter of 2021 compared to 19.2% in the first quarter of 2020.

Net interest expense was $0.7 million in the first quarter of 2021 compared to $1.3 million in the first quarter of 2020.  The lower expense in the first quarter of 2021 reflects both lower average debt balances and lower interest rates.

Income taxes were zero for the quarters ended both March 31, 2021 and 2020.

As a result of the foregoing factors, we reported net income of $8.1 million for the quarter ended March 31, 2021, compared to net loss of $8.9 million for the quarter ended March 31, 2020.  Adjusted for the goodwill impairment charge in 2020, adjusted net income was $0.6 million.

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

At March 31, 2021, we had $81.0 million of excess committed borrowing availability and $4.4 million in cash.  We reduced our senior indebtedness year-over-year at March 31, 2021 by $33.6 million.  However, the current COVID-19 pandemic could have a negative impact on our excess committed borrowing availability if sales and working capital levels decline and outstanding debt increases. Our liquidity assumptions and our ability to meet our credit facility covenants are dependent on many additional factors, including those included in the “Risk Factors” set forth in Part I, Item 1A of the Form 10-K for the year ended December 31, 2020.

Operations.  Cash used in operating activities was $16.5 million during the first three months of 2021, compared to cash usage of $14.5 million during the first three months of 2020. The increase in cash used in operating activities was primarily due to investment in inventories for the normal seasonal build for anticipated increases in sales activity. Inventory growth during the first three months of 2020 was curtailed by inventory reduction efforts commencing late in the quarter as a result of our actions around an anticipated decline in sales demand. The impact from the increased inventory investment in 2021 was substantially offset by higher cash flows from improved financial results in the first three months of 2021 compared to the first three months of 2020.

Investing.  Investing activities used $0.2 million and $0.4 million of cash during the first three months of 2021 and 2020, respectively. These expenditures were primarily for replacement equipment at various distribution centers.

Financing.  Cash provided by financing activities of $20.8 million during the first three months of 2021 resulted from a $21.4 million increase in net borrowings under our credit facility, offset by $0.4 million for repayment of other debt and $0.2 million for the repurchase of shares to satisfy employee tax withholdings on stock-based awards. Cash provided by financing activities of $13.1 million in the first three months of 2020 reflected net borrowings under our credit facility.

While we believe that our cash on hand, borrowing capacity available under our credit facility, and cash flows from operations for the next twelve months will be sufficient to service our liquidity needs, we cannot predict whether future developments associated with the COVID-19 pandemic will materially adversely affect our liquidity position. Our liquidity assumptions and our ability to meet our credit facility covenants are dependent on many additional factors, including the “Risk Factors” in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2020.

At March 31, 2021, the minimum fixed charge coverage ratio (“FCCR”) was not required to be tested, as excess borrowing availability was greater than the minimum threshold. If our availability had fallen below that threshold, we would have met the minimum FCCR. If we are unable to maintain excess borrowing availability of more than the applicable amount in the range of $17.5 million to $31.3 million, and we did not meet the minimum FCCR, our lenders would have the right to terminate the loan commitments and accelerate the repayment of the entire amount outstanding under our credit facility. Our lenders could also foreclose on our assets securing the credit facility. If the credit facility was terminated, we would be forced to seek alternative sources of financing, which may not be available on terms acceptable to us, or at all.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from the information provided in Part II, Item 7A – “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 4 — CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures – The Company, under the supervision and with the participation of our Disclosure Committee and management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2021 in all material respects to (a) cause information required to be disclosed by us in reports that we file or submit under the U.S. Securities and Exchange Commission’s rules and forms and (b) cause such information to be accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control Over Financial Reporting – The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors. Based on our evaluation under the framework in Internal Control-Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of March 31, 2021.

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

ITEM 1A — RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A – “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020. Such risk factors could materially affect our business, financial condition, and future results. These described risks are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may materially adversely affect our business, financial condition, and operating results. There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2020.

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
Date: May 4, 2021
Jon P. Vrabely
President and Chief Executive Officer
(Principal Executive Officer)

HUTTIG BUILDING PRODUCTS, INC.

/s/ Philip W. Keipp
Date: May 4, 2021
Philip W. Keipp
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)