Form 10-Q
period 2021-06-30
HUTTIG BUILDING PRODUCTS INC
filed 2021-07-29
CIK 1093082

es

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

The number of shares of Common Stock outstanding on July 26, 2021 was 27,399,870 shares.

PART I FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net sales	$247.4	$192.0	$462.1	$395.0
Cost of sales	192.1	153.3	361.1	315.4
Gross margin	55.3	38.7	101.0	79.6
Operating expenses	39.5	34.7	76.4	73.7
Goodwill impairment	—	—	—	9.5
Restructuring charge	—	1.5	—	1.5
Operating income (loss)	15.8	2.5	24.6	(5.1)
Interest expense, net	0.6	0.9	1.3	2.2
Income (loss) from operations before income taxes	15.2	1.6	23.3	(7.3)
Income tax expense	0.3	—	0.3	—
Income (loss) from continuing operations	14.9	1.6	23.0	(7.3)
Loss from discontinued operations, net of taxes	—	—	—	—
Net income (loss)	$14.9	$1.6	$23.0	$(7.3)

Earnings (loss) per share:
Earnings (loss) from continuing operations per share- basic	$0.54	$0.06	$0.84	$(0.28)
Loss from discontinued operations per share- basic	—	—	—	—
Net earnings (loss) per share - basic	$0.54	$0.06	$0.84	$(0.28)

Earnings (loss) from continuing operations per share- diluted	$0.54	$0.06	$0.84	$(0.28)
Loss from discontinued operations per share- diluted	—	—	—	—
Net income (loss) per share- diluted	$0.54	$0.06	$0.84	$(0.28)

Weighted average shares outstanding:
Basic shares outstanding	27.4	26.0	27.3	26.0
Diluted shares outstanding	27.5	26.2	27.5	26.0

See notes to condensed consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in millions)

	June 30,	December 31,	June 30,
	2021	2020	2020
ASSETS
CURRENT ASSETS:
Cash and equivalents	$2.9	$0.3	$1.8
Trade accounts receivable, net	105.8	69.3	95.5
Inventories, net	120.3	105.7	108.5
Other current assets	13.1	10.6	9.2
Total current assets	242.1	185.9	215.0

PROPERTY, PLANT AND EQUIPMENT:
Land	5.0	5.0	5.0
Buildings and improvements	31.8	32.3	32.6
Machinery and equipment	59.7	58.2	58.8
Gross property, plant and equipment	96.5	95.5	96.4
Less accumulated depreciation	68.7	67.1	66.6
Property, plant and equipment, net	27.8	28.4	29.8

OTHER ASSETS:
Operating lease right-of-use assets	34.1	33.9	38.6
Other	4.3	4.4	4.8
Total other assets	38.4	38.3	43.4
TOTAL ASSETS	$308.3	$252.6	$288.2

See notes to condensed consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in millions, except share data)

	June 30,	December 31,	June 30,
	2021	2020	2020
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$1.8	$1.7	$1.7
Current maturities of operating lease right-of-use liabilities	9.1	9.1	9.8
Trade accounts payable	75.3	53.1	62.9
Accrued compensation	12.5	10.0	5.5
Other accrued liabilities	17.8	15.7	15.3
Total current liabilities	116.5	89.6	95.2
NON-CURRENT LIABILITIES:
Long-term debt, less current maturities	97.5	92.4	125.6
Operating lease right-of-use liabilities, less current maturities	25.0	24.9	29.0
Other non-current liabilities	2.4	2.4	2.2
Total non-current liabilities	124.9	119.7	156.8

SHAREHOLDERS’ EQUITY:
Preferred shares: $.01 par (5,000,000 shares authorized)	—	—	—
Common shares: $.01 par (75,000,000 shares authorized: 27,399,870; 26,889,190; and 26,894,006 shares issued and outstanding at June 30, 2021, December 31, 2020 and June 30, 2020, respectively)	0.3	0.3	0.3
Additional paid-in capital	50.1	49.5	48.8
Retained earnings (accumulated deficit)	16.5	(6.5)	(12.9)
Total shareholders’ equity	66.9	43.3	36.2

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$308.3	$252.6	$288.2

See notes to condensed consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(unaudited)

(in millions)

	Common Shares	Additional	Retained Earnings	Total
	Outstanding,	Paid-In	(Accumulated	Shareholders’
	at Par Value	Capital	Deficit)	Equity
Balance at January 1, 2020	$0.3	$48.2	$(5.6)	$42.9
Net loss	—	—	(8.9)	(8.9)
Stock compensation expense	—	0.3	—	0.3
Balance at March 31, 2020	$0.3	$48.5	$(14.5)	$34.3
Net loss	-	-	1.6	1.6
Stock compensation expense	-	0.3	-	0.3
Balance at June 30, 2020	$0.3	$48.8	$(12.9)	$36.2

Balance at January 1, 2021	$0.3	$49.5	$(6.5)	$43.3
Net income	—	—	8.1	8.1
Payment for taxes related to share settlement of equity awards	—	(0.2)	—	(0.2)
Stock compensation expense	—	0.4	—	0.4
Balance at March 31, 2021	$0.3	$49.7	$1.6	$51.6
Net income	-	-	14.9	14.9
Stock compensation expense	-	0.4	-	0.4
Balance at June 30, 2021	$0.3	$50.1	$16.5	$66.9

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Cash Flows From Operating Activities:
Net income (loss)	$14.9	$1.6	$23.0	$(7.3)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1.2	1.4	2.5	2.7
Non-cash interest expense	—	—	0.1	0.1
Stock-based compensation	0.4	0.3	0.8	0.6
Goodwill impairment	—	—	—	9.5
Restructuring charge	—	1.5	—	1.5
Changes in operating assets and liabilities:
Trade accounts receivable	1.6	1.2	(36.5)	(35.0)
Inventories, net	2.3	38.8	(14.6)	30.9
Trade accounts payable	(4.7)	(22.6)	22.2	6.1
Other	0.3	2.5	2.0	1.2
Cash provided by (used in) continuing operating activities	16.0	24.7	(0.5)	10.3
Cash used in discontinued operating activities	(0.3)	—	(0.3)	(0.1)
Total cash provided by (used in) operating activities	15.7	24.7	(0.8)	10.2
Cash Flows From Investing Activities:
Capital expenditures	(0.3)	(0.4)	(0.5)	(0.8)
Total cash used in investing activities	(0.3)	(0.4)	(0.5)	(0.8)
Cash Flows From Financing Activities:
Borrowings (repayments) of debt, net	(16.9)	(22.9)	4.1	(9.8)
Repurchase of shares to satisfy employee tax withholdings	—	—	(0.2)	-
Total cash provided by (used in) financing activities	(16.9)	(22.9)	3.9	(9.8)
Net increase (decrease) in cash and equivalents	(1.5)	1.4	2.6	(0.4)
Cash and equivalents, beginning of period	4.4	0.4	0.3	2.2
Cash and equivalents, end of period	$2.9	$1.8	$2.9	$1.8

Supplemental Disclosure of Cash Flow Information:
Interest paid	$0.6	$1.0	$1.2	$2.2
Income taxes paid	0.4	0.3	0.4	0.4
Non-cash financing activities:
Assets acquired with debt obligations	1.0	0.2	1.1	0.2

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

Regarding direct sales, the Company is the principal of these arrangements and is responsible for fulfilling the promise to provide specific goods to its customers, including product specifications, pricing and modifications prior to delivery.  Direct sales as a percentage of net sales were 20.4% and 18.2% in the three month periods ended June 30, 2021 and 2020, respectively, and 22.9% and 20.0% in the six month periods ended June 30, 2021 and 2020, respectively.

The following table disaggregates revenue by product classification (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Millwork products	$97.3	$81.7	$193.5	$177.9
Building products	126.3	97.5	228.2	190.0
Wood products	23.8	12.8	40.4	27.1
Net sales	$247.4	$192.0	$462.1	$395.0

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions):	2021	2020	2021	2020
Operating Lease Cost	$2.9	$3.1	$5.9	$6.3

Finance Lease Cost:
Amortization of right-of-use assets	0.3	0.3	0.7	0.6
Interest on lease liabilities	0.1	0.1	0.1	0.1
Total finance lease cost	$0.4	$0.4	$0.8	$0.7

The following lease assets and liabilities are included on the condensed consolidated balance sheet (in millions):

	June 30,	December 31,	June 30,
	2021	2020	2020
Operating Leases:
Operating lease right-of-use assets	$34.1	$33.9	$38.6

Current maturities of operating lease right-of-use assets	9.1	9.1	9.8
Operating lease right-of-use liabilities, less current maturities	25.0	24.9	29.0
Total operating lease liabilities	$34.1	$34.0	$38.8

Finance Leases:
Gross property, plant and equipment	$11.7	$11.1	$10.8
Accumulated depreciation	(6.8)	(6.3)	(5.7)
Property, plant and equipment, net	$4.9	$4.8	$5.1

Current maturities of long-term lease liabilities	$1.5	$1.4	$1.4
Long-term lease liabilities, less current maturities	2.1	1.9	2.3
Total finance lease liabilities	$3.6	$3.3	$3.7

As of June 30, 2021, the weighted average remaining lease term for the Company’s operating leases was 4.8 years and for its financing leases was 3.1 years. These leases have weighted average discount rates of 5.9% and 5.0% for operating leases and financing leases, respectively. The rate implicit in the lease is used to discount leases when known. While the implicit rate is often known for finance leases, the Company is generally unable to calculate the implicit rate in operating leases because it does not have access to the lessor’s residual value estimates nor the amount of the lessor’s deferred initial direct costs.  When the implicit rate is not known, the Company uses the incremental borrowing rate for secured loans of similar term. The Company uses available data for unsecured loans to borrowers of similar credit to the Company and adjusts the rate to reflect the effect of providing collateral equivalent to the outstanding obligation balance.

The following cash flow items are included on the condensed consolidated statement of cash flows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Operating cash used for operating leases	$(3.0)	$(3.2)	$(6.0)	$(6.5)
Operating cash used for finance leases	(0.1)	(0.1)	(0.1)	(0.1)
Financing cash used for finance leases	(0.4)	(0.3)	(0.8)	(0.7)

Maturities of lease liabilities are as follows (in millions):

	Finance Leases	Operating Leases
2021 (1)	$0.8	$5.7
2022	1.3	9.9
2023	1.0	8.0
2024	0.5	5.1
2025	0.2	4.0
Thereafter	0.2	6.8
Total lease payments	$4.0	$39.5
Less: imputed interest	(0.4)	(5.4)
Total future lease obligation	$3.6	$34.1
(1)	This amount excludes the six months ended June 30, 2021.

5. GOODWILL

Goodwill is reviewed for impairment annually, or more frequently if certain indicators arise. The Company assesses each reporting period whether events and circumstances warrant a revision to the previously established useful lives.

During the first quarter of 2020, a decline in the market value of the Company’s public equity concurrent with the COVID-19 pandemic triggered an assessment of goodwill. The fair value of each reporting unit was determined using a market approach to consider factors such as market capitalization of the Company at March 31, 2020, observed ratios of enterprise value to earnings and the relative sales contribution of each reporting unit. If a reporting unit’s carrying value exceeded its estimated fair value, an impairment was recorded for the amount in excess. As a result of the interim goodwill impairment test, the Company recognized a goodwill impairment charge of $9.5 million.  The following table summarizes goodwill activity for the three and six month periods ended June 30, 2021 and 2020 (in millions):

		Accumulated	Goodwill,
	Goodwill	Impairments	Net
Balance at January 1, 2020	$21.3	$(11.8)	$9.5
Impairment	—	(9.5)	(9.5)
Balance at June 30, 2020	$21.3	$(21.3)	$—

Balance at January 1, 2021	21.3	(21.3)	—
No activity in 2021	—	—	—
Balance at June 30, 2021	$21.3	$(21.3)	$—

6. ALLOWANCE FOR DOUBTFUL ACCOUNTS

The allowance for doubtful accounts consisted of the following (in millions):

	June 30,
	2021	2020
Balance at beginning of year	$3.0	$3.1
Provision charged to expense	0.2	0.1
Write-offs, less recoveries	(1.0)	(0.3)
Balance at end of period	$2.2	$2.9

7. DEBT

Debt consisted of the following (in millions):

	June 30,	December 31,	June 30,
	2021	2020	2020
Revolving credit facility	$94.8	$89.8	$122.4
Other obligations	4.5	4.3	4.9
Total debt	99.3	94.1	127.3
Less current maturities of long-term debt	1.8	1.7	1.7
Long-term debt, less current maturities	$97.5	$92.4	$125.6

Credit Facility — The Company has a $250.0 million asset-based senior secured revolving credit facility (the “credit facility”).  Borrowing availability under the credit facility is based on eligible accounts receivable, inventory and real estate. The real estate component of the borrowing base amortizes monthly over 12.5 years on a straight-line basis.  Borrowings under the credit facility are collateralized by substantially all of the Company’s assets, and the Company is subject to certain operating limitations applicable to a loan of this type, which, among other things, place limitations on indebtedness, liens, investments, mergers and acquisitions, dispositions of assets, cash dividends and transactions with affiliates.  The entire unpaid balance under the credit facility is due and payable on July 14, 2022. The Company is in discussions with prospective lenders to refinance its credit facility and expects to execute a new credit facility with the lenders during the third quarter of 2021. The Company believes that it is probable the new credit facility will be executed within this timeframe, and although unexpected events and conditions could influence the timing and completion of the new facility, the Company does not believe that is likely.

At June 30, 2021, the Company had revolving credit borrowings of $94.8 million outstanding at a weighted average interest rate of 1.41% per annum, letters of credit outstanding totaling $3.2 million, primarily used as collateral for health and workers’ compensation insurance, and $97.8 million of excess committed borrowing availability.  The Company pays an unused commitment fee of 0.25% per annum. In addition, the Company had $0.9 million of other obligations maturing in 2023 at a borrowing rate of 6.11%. The Company also had $3.6 million of financing lease obligations at June 30, 2021.  See Note 4 – “Leases” for more information.

The sole financial covenant in the credit facility is the minimum fixed charge coverage ratio (“FCCR”) of 1.00:1.00, which must be tested by the Company if the excess committed borrowing availability falls below an amount in the range of $17.5 million to $31.3 million, depending on the borrowing base. In the first six months of 2021, the Company was not required to test the minimum FCCR as excess borrowing availability was greater than the minimum threshold. If the Company’s availability would have fallen below that threshold, the Company would have met the minimum FCCR. The FCCR must also be tested on a pro forma basis prior to consummation of certain significant business transactions outside the ordinary course of business, as defined in the agreement.

While the Company believes its cash on hand, borrowing capacity available under the existing credit facility and the anticipated new credit facility and cash flows from operations for the next twelve months will be sufficient to service its liquidity needs, it cannot predict whether future developments associated with the COVID-19 pandemic will materially adversely affect its liquidity position. See Note 13, “Impact of and Company Response to the COVID-19 Pandemic” for additional disclosure regarding the potential impact the current pandemic may have on the Company’s future liquidity and financial position.

8. OTHER ACCRUED LIABILITIES

The Company had other accrued liabilities consisting of the following (in millions):

	June 30,	December 31,	June 30,
	2021	2020	2020
Self insurance	$7.8	$4.0	$4.1
Sales incentive programs	4.4	6.8	3.8
Short-term environmental	1.1	1.1	1.1
Other accruals	4.5	3.8	6.3
Other accrued liabilities	$17.8	$15.7	$15.3

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

The Company paid approximately $0.3 million in the first six months of 2021 implementing the RAWP.  The Company estimates the total remaining cost of implementing the RAWP to be $2.5 million at June 30, 2021, with $1.1 million in short-term other accrued liabilities and $1.4 million in other non-current liabilities. As of June 30, 2021, the Company believes the accrual represents a reasonable best estimate of the total remaining remediation costs, based on facts, circumstances, and information currently available.  However, there are currently unknown variables relating to the actual levels of contaminants and amounts of soil that will ultimately require treatment or removal. As part of the remediation process, additional soil and groundwater sampling, and bench and pilot testing are required to ensure the remediation will achieve the outcome required by the DEQ.  The ultimate final amount of remediation costs and expenditures is difficult to estimate with certainty and as a result, the amount of actual costs and expenses ultimately incurred by the Company with respect to this property could be lower than, or exceed the amount accrued as of June 30, 2021 by a material amount.  If actual costs are materially higher, the incremental expenses over the amount currently accrued could have a material adverse effect on the Company’s liquidity, financial condition and operating results.

With consent of the DEQ, remediation efforts and expenditures were temporarily suspended during 2020 as a result of pandemic-related health, safety, financial and other considerations.  During the first quarter of 2021, the Company re-engaged in remediation efforts in cooperation with the DEQ and expects to continue remedial activities throughout the remainder of 2021.

In addition, some of the Company’s current and former distribution centers are located in areas where environmental contamination may have occurred, and for which the Company, among others, could be held responsible. The Company currently believes that there are no material environmental liabilities at any of its distribution center locations.

10. EARNINGS (LOSS) PER SHARE

The Company calculates its basic income (loss) per share by dividing net income (loss) allocated to common shares outstanding by the weighted average number of common shares outstanding. Unvested shares of restricted stock participate in dividends on the same basis as common shares. As a result, these share-based awards meet the definition of participating securities, and the Company applies the two-class method to compute earnings per share. The two-class method is an earnings allocation formula that treats participating securities as having rights to earnings that would otherwise have been available to common stockholders. In periods in which the Company has net losses, the losses are not allocated to participating securities because the participating security holders are not obligated to share in such losses.

The following table presents the number of participating securities (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Earnings allocated to participating shareholders	$0.5	$—	$0.8	$—
Number of participating securities	1.0	0.9	1.0	0.9

The diluted earnings per share calculations include the effect of assumed exercise using the treasury stock method for unvested restricted stock units, except when the effect would be anti-dilutive.  The following table presents the number of common shares used in the calculation of net income (loss) per share from continuing operations (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Weighted-average number of common shares-basic	27.4	26.0	27.3	26.0
Dilutive potential common shares	0.1	0.2	0.2	—
Weighted-average number of common shares-diluted	27.5	26.2	27.5	26.0

11. INCOME TAXES

The Company assesses available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of existing deferred tax assets. One component of this analysis is to determine whether the Company was in a cumulative loss position for the most recent three year period. For the three-year period ended December 31, 2020, the Company was in a cumulative loss position. As a result of the Company’s financial performance during the first six months of 2021, the Company is now in a cumulative income position for the three-year period ended June 30, 2021. The Company has determined that profitability has not been sufficiently sustained and lacks other significant positive evidence to conclude that its deferred tax assets are more likely than not to be realized. Based on this evaluation, as of June 30, 2021, the Company maintained a valuation allowance of $12.2 million to reduce net deferred tax assets as their realization did not meet the more-likely-than-not criterion. It is reasonably possible that during 2021, the Company will establish a sufficiently sustained level of profitability, and as a result, may during 2021 reverse a significant portion of the valuation allowance recorded against its deferred tax assets at June 30, 2021.  The reversal would result in a noncash income tax benefit.

The valuation allowance has been reduced $5.9 million during 2021 as a result of utilization of federal and state net operating losses to offset year-to-date taxable income calculated for the three- and six-month periods ended June 30, 2021.

The Company’s effective tax rate from continuing operations was an expense of 2.3% and 0% for the three-month, and 1.6% and 0% for the six-month periods ended June 30, 2021 and 2020, respectively.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“the Cares Act”) was signed into law, making several changes to the Internal Revenue Code. The Cares Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses, temporary changes to the prior and future limitations on interest deductions, temporary suspension of certain payment requirements for the employer portion of Social Security taxes, technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property, alternative minimum tax credit refunds, and the creation of certain refundable employee retention credits. Under the Cares Act, the 163(j) interest deduction limitation was increased from 30% to 50% for the 2019 and 2020 tax years. The Company benefitted from the provision by being able to deduct an additional $4.3 million of interest expense in 2020. No other provisions of the Cares Act were materially beneficial to the Company.

12. STOCK-BASED COMPENSATION

The Company recognized $0.4 million and $0.3 million in non-cash, stock-based compensation expense for the second quarter of 2021 and 2020, respectively and $0.8 million and $0.6 million in non-cash, stock-based compensation expense for the six month periods ended June 30, 2021 and 2020, respectively.  During the first six months of 2021, the Company granted an aggregate of 436,990 shares of restricted stock at a weighted average value of $3.63 per share under its 2005 Executive Incentive Compensation Plan, as amended and restated. Most restricted shares vest in three equal installments on the first, second and third anniversaries of the grant date, or cliff vest in five years. During the first six months of 2021, the Company granted an aggregate of 139,880 shares of restricted stock under its Non-Employee Directors’ Restricted Stock Plan, as amended, at an average fair market value of $3.58 per share. The directors’ restricted shares vest on the first anniversary of the grant date. Unearned compensation expense is amortized into expense on a straight-line basis over the requisite service period for the entire award. As of June 30, 2021 and 2020, the total compensation expense not yet recognized related to all outstanding restricted stock awards was $2.1 million and $1.5 million, respectively.

13. IMPACT OF AND COMPANY RESPONSE TO COVID-19

In March 2020, the World Health Organization recognized the novel strain of coronavirus, COVID-19, as a pandemic.  The United States, various other countries and state and local jurisdictions have imposed, among other things, travel and business operation restrictions intended to limit the spread of the COVID-19 virus and have advised or required individuals to adhere to social distancing or limit or forego their time outside of their home beginning the first quarter of 2020.  Some countries and jurisdictions began to lift these restrictions in the first six months of 2021 as a result of the distribution of COVID-19 vaccines, but given the recent rise of COVID-19 variants, this trend may reverse and has reversed in some countries and jurisdictions experiencing a recent rise in COVID-19 cases.  This pandemic and the governmental response have resulted in significant and widespread economic disruptions to, and uncertainty in, the global and U.S. economies, including in the regions in which the Company operates.  In 2020, the Company and its customers were deemed “essential businesses” and continued to operate, reducing the impact of these restrictions on its operations and results for the three and six months ended June 30, 2020. We expect the Company will continue to be deemed an “essential business” throughout 2021 and will continue to operate. However, based on the potential effects of new strains of the virus and continuing global uncertainty, the Company’s management cannot reliably predict the future impact of the pandemic and the governmental response to the pandemic on the Company’s operations and future results.

With the exception of closing two branches as a part of the Company’s restructuring efforts in 2020, all of the Company’s branches remain open and capable of meeting customer needs. The Company has taken protective measures to guard the health and well-being of its employees and customers. Early in the COVID-19 pandemic, the Company observed certain of its customers reducing purchases and operations due to the impact of the pandemic and governmental restrictions. The pandemic has also had an adverse impact to the supply chain, with some of the Company’s vendors putting the Company on allocation as a result of reduced inventory and labor shortages resulting in longer lead-times for the fulfillment of certain products. The Company previously took proactive measures to protect its operating liquidity, including communicating with vendors and customers, seeking modification of payment and other terms of rental and procurement agreements and monitoring its accounts receivable. The Company rationalized inventory levels to meet anticipated demand and previously implemented cost containment measures. The Company has not deemed these measures as necessary for the first six months of 2021, however, given the uncertainty of the pandemic, the Company cannot predict if these measures will be needed in the future. The Company has utilized its diverse domestic and overseas network to source alternative suppliers of its proprietary products, while simultaneously rationalizing its purchase volume to better align with its current sales projections and to manage the supply chain. While the Company believes these actions have mitigated the impact of the pandemic on its operations, it cannot provide any assurance that these actions will continue to be successful if the pandemic continues to have a longer-term impact on the economy.

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

The following table sets forth our sales by product classification as a percentage of total sales:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Millwork products (1)	39%	43%	42%	45%
Building products (2)	51%	50%	49%	48%
Wood products (3)	10%	7%	9%	7%
Total net product sales	100%	100%	100%	100%
(1)	Millwork products generally include exterior and interior doors, pre-hung door units, windows, mouldings, frames, stair parts and columns.
(2)	Building products generally include composite decking, connectors, fasteners, housewrap, siding, roofing products, insulation and other miscellaneous building products.
(3)	Wood products generally include engineered wood products and other wood products, such as lumber and panels.

Industry Conditions

New housing activity has recently recovered to a pace consistent with the historical annual average of 1.4 million total housing starts from 1959 to 2020 based on statistics tracked by the United States Census Bureau. Total housing starts were approximately 1.4 million in 2020. Through June 30, 2021, based on the most recent data provided by the United States Census Bureau, total new housing starts were 25.2% higher than 2020 levels for the corresponding six-month period.

In March 2020, the World Health Organization recognized the novel strain of coronavirus, COVID-19, as a pandemic. The United States, various other countries and state and local jurisdictions imposed, among other things, travel and business operation restrictions intended to limit the spread of the COVID-19 virus and advised or required individuals to adhere to social distancing or limit or forego their time outside of their home beginning the first quarter of 2020.  Some countries and jurisdictions began to lift these restrictions in the first six months of 2021 as a result of the distribution of COVID-19 vaccines but, given the recent rise of COVID-19 variants, this trend may reverse and has reversed in some countries and jurisdictions experiencing a recent rise in COVID-19 cases. This pandemic and the governmental response have resulted in significant and widespread economic disruptions to, and uncertainty in, the global and U.S. economy, including in the regions in which we operate. In many jurisdictions, we and our customers were deemed “essential businesses” and continued to operate, reducing the impact of these restrictions on our operations and results for the three-month and six-month periods ended June 30, 2020. We expect the Company will continue to be deemed an “essential business” throughout 2021 and will continue to operate. However, we cannot reliably predict the future impact of the pandemic and the governmental response to the pandemic on our operations and future results.

With the exception of closing two branches as a part of our restructuring efforts, all of our branches remain open and capable of meeting customer needs. We have taken protective measures to guard the health and well-being of our employees and customers, including the implementation of social distancing requirements and remote work options where possible. Early in the COVID-19 pandemic, we observed certain of our customers reducing purchases and operations due to the impact of the pandemic and governmental restrictions. The pandemic has also had an adverse impact to the supply chain, with some of our vendors putting us on allocation as a result of reduced inventory and labor shortages, resulting in longer lead-times for the fulfillment of certain products. We adjusted our sales forecast accordingly and previously took proactive measures to protect our operating liquidity, including communicating with vendors and customers, seeking modification of payment and other terms of rental and procurement agreements and monitoring accounts receivable. We also rationalized inventories in response to our strategic product initiative and adjusted levels to meet changing demand. We previously implemented cost containment measures, including closing two of our branches during the third quarter of 2020, suspension of matching contributions to our qualified defined contribution plan, and eliminating non-essential spend. During the first six months of 2021 we have reimplemented the matching contributions to our qualified deferred contribution plan and increased orders for replacement capital essential to our business. We have utilized our diverse overseas network to source alternative suppliers of our proprietary products, while simultaneously adjusting our purchase volume to better align with our current sales projections and to manage the supply chain.

Early in the pandemic, we also communicated with lenders regarding potential modification of terms under our credit facility. Modification was not deemed necessary based on our financial performance at the time. We are currently in the process of refinancing our existing credit facility with a new credit facility which we expect to complete during the third quarter of 2021. If we fail to meet our borrowing covenants and obligations, our lenders would have the right to terminate the loan commitments and accelerate the repayment of the entire amount outstanding under the credit facility. Our lenders also could foreclose on our assets securing our credit facility. In that event, we would be forced to seek alternative sources of financing. Our ability to restructure our debt or refinance may depend on the condition of the financial markets and the availability of credit during the COVID-19 pandemic, which may result in credit being unavailable on terms acceptable to us or at all.

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

Critical Accounting Policies

We prepare our condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles, which requires management to make estimates and assumptions. Management bases these estimates and assumptions on historical results and known trends as well as management forecasts. Actual results could differ from these estimates and assumptions, and these differences may be material. For a discussion of our significant accounting policies and estimates, see our Annual Report on Form 10-K for the year ended December 31, 2020 in Part II, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies.” During the six months ended June 30, 2021, there were no material changes to the critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the year ended December 31, 2020.

Results of Operations

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

Net sales were $247.4 million in the second quarter of 2021, which were $55.4 million, or 28.9%, higher than the second quarter of 2020.  The increase in net sales was primarily attributable to an increase in residential construction activity as compared to the second quarter of 2020, which was significantly impacted by the onset of the pandemic. Sales and income growth in the second quarter of 2021 was moderated in comparison to the second quarter of 2020 by restructuring activities announced in the second quarter of last year, and by our 2020 product rationalization program. Net sales in 2021 were favorably impacted by the improved pricing environment where demand-driven pricing has increased due to supply chain disruption. Despite ongoing supply chain challenges, sales increased in all three of our product classifications.

Millwork sales of $97.3 million in the second quarter of 2021 were $15.6 million, or 19.1%, higher than the second quarter of 2020. Millwork has been most significantly impacted by supply chain disruption and was also impacted by 2020 restructuring and product rationalization activities. Building products sales increased 29.5% in the second quarter of 2021 to $126.3 million, compared to $97.5 million in the second quarter of 2020. Second quarter 2021 building products sales benefitted from consistent high levels of demand for certain product lines within the category, including certain strategic product lines. The year-over-year sales growth in this category was mitigated by supply chain disruption and by product rationalization activities related to our focus on higher-margin, non-commoditized products. Wood product sales increased 85.9% in the second quarter of 2021 to $23.8 million, compared to $12.8 million in the second quarter of 2020. Higher market prices had a significant impact in this category.

Gross margin was $55.3 million in the second quarter of 2021, compared to $38.7 million in the second quarter of 2020. As a percentage of sales, gross margin was 22.4% in the second quarter of 2021, compared to 20.2% in the second quarter of 2020. Gross margins were favorably impacted by our continued focus on non-commoditized, strategic product lines which carry higher margins, as well as effective pricing management. The increase in our gross margin percentage from these actions more than offset the impact from a disproportionate increase in lower-margin direct sales in the second quarter of 2021 as compared to 2020.

Operating expenses increased $4.8 million to $39.5 million in the second quarter of 2021, compared to $34.7 million, net of a $1.5 million restructuring charge described below, in the second quarter of 2020.  Personnel costs increased $4.4 million, or 22.4%, reflecting increased variable incentive compensation from improved operating results, wage increases and reinstatement of compensation reductions taken in 2020. These increases were partially offset by lower medical costs. Non-personnel costs increased $0.4 million, or 2.6%. The increase was primarily driven by higher fuel and insurance costs which were substantially offset by an improved bad debt provision in the second quarter of 2021 as pandemic-related disruption continued to subside. Overall, our cost structure was levered against higher sales volume. As a percentage of net sales, operating expenses were 16.0% in the second quarter of 2021 compared to 18.1% in the second quarter of 2020.

During the second quarter of 2020, we began the process of closing our Columbus, Ohio and Selkirk, New York branch locations, which was substantially completed during the third quarter of 2020. We recorded a restructuring charge of $1.5 million for closure-related costs for personnel, facility, equipment and working capital-related costs.

Net interest expense was $0.6 million in the second quarter of 2021 compared to $0.9 million in the second quarter of 2020.  The lower net interest expense in the second quarter of 2021 reflects both lower average debt balances and lower interest rates.

Income taxes were $0.3 million and zero for the quarters ended June 30, 2021 and 2020, respectively.

As a result of the foregoing factors, we reported net income of $14.9 million for the quarter ended June 30, 2021, compared to net income of $1.6 million for the quarter ended June 30, 2020. Adjusted for the restructuring charge in 2020, adjusted net income for the quarter ended June 30, 2020 was $3.1 million.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

Net sales were $462.1 million in the first six months of 2021, which was $67.1 million, or 17.0%, higher than the first six months of 2020. The increase in net sales was primarily attributable to an increase in residential construction activity as the second quarter of 2020 was significantly impacted by the onset of the pandemic. Sales and income growth in the first six months of 2021 was moderated in comparison to the first six months of 2020 by restructuring activities announced in the second quarter of last year, and by our 2020 product rationalization program. Net sales in 2021 were favorably impacted by the improved pricing environment where demand-driven pricing has increased due to supply chain disruption. Despite ongoing supply chain challenges, sales increased in all three of our product classifications.

Millwork product sales increased 8.8% in the first six months of 2021 to $193.5 million, compared to $177.9 million in the first six months of 2020; building products sales increased 20.1% in the first six months of 2021 to $228.2 million, compared to $190.0 million in the first six months of 2020; and wood product sales increased 49.1% in the first six months of 2021 to $40.4 million, compared to $27.1 million in the first six months of 2020. Millwork sales, although most impacted by the disruption of our supply chain and by our 2020 restructuring and product rationalization activities, performed well and benefited from improved market pricing. Building products sales benefitted from consistent high levels of demand for certain product lines within the category, including certain strategic product lines. The year-over-year sales growth in this category was mitigated by supply chain disruption and by product rationalization activities related to our focus on higher-margin, non-commoditized products. Wood product sales have been most impacted by market-driven price increases.

Gross margin was $101.0 million in the first six months of 2021, compared to $79.6 million in the first six months of 2020. As a percentage of sales, gross margin was 21.9% in the first six months of 2021, compared to 20.2% in the first six months of 2020. Gross margins were favorably impacted by our continued focus on non-commoditized, strategic product lines which carry higher margins, as well as effective pricing management. The increase in our gross margin percentage from these actions more than offset the impact from a disproportionate increase in lower-margin direct sales in the first six months of 2021 as compared to 2020.

Operating expenses, increased $2.7 million to $76.4 million in the first six months of 2021, compared to $73.7 million in the first six months of 2020, excluding a goodwill impairment charge of $9.5 million and restructuring costs of $1.5 million in the first six months of 2020 as described below. Personnel costs increased $3.8 million, or 9.0%, reflecting increased variable incentive compensation from improved operating results, wage increases and reinstatement of compensation reductions taken in 2020. These increases were partially offset by lower medical costs. Non-personnel costs decreased $1.1 million, or 3.4%. Discretionary spending reductions and improvements in our bad debt provision in the first half of 2021 offset higher fuel and insurance costs. Overall, our cost structure was levered against higher sales volume. As a percentage of net sales, operating expenses were 16.5% in the first six months of 2021 compared to 18.7% in the first six months of 2020.

During the first quarter of 2020, a decline in the market value of our public equity concurrent with the COVID-19 pandemic triggered an assessment of goodwill. As a result of the interim goodwill impairment test, we recognized a goodwill impairment charge of $9.5 million. During the second quarter of 2020, we began the process of closing our Columbus, Ohio and Selkirk, New York branch locations, which was substantially completed during the third quarter of 2020. We recorded a restructuring charge of $1.5 million for closure-related costs for personnel, facility, equipment and working capital-related costs

Net interest expense was $1.3 million in the first six months of 2021 compared to $2.2 million in the first six months of 2020. The lower net interest expense in the first six months of 2020 reflected both lower average borrowing and lower interest rates.

Income taxes were $0.3 million for the first six months of 2021, as compared to zero income tax expense for the first six months of 2020.

As a result of the foregoing factors, we reported net income of $23.0 million and a net loss of $7.3 million for the six months ended June 30, 2021 and 2020, respectively. Adjusted for the $9.5 million goodwill impairment charge and the $1.5 million restructuring charge in 2020, adjusted net income for the first six months of 2020 was $3.7 million.

Liquidity and Capital Resources

We depend on our cash flows from operations and funds available under our revolving credit facility to finance seasonal working capital needs, capital expenditures, additional investments in our product lines, and any acquisitions that we may undertake. We are in discussions with prospective lenders to refinance our credit facility and expect to execute a new credit facility during the third quarter of 2021. We believe that it is probable the new credit facility will be executed within this timeframe and although unexpected events and conditions could influence the timing and completion of the new facility, we do not believe that is likely. To the extent that our sales decline or our customers are unable to meet their obligations, including as a result of the current COVID-19 pandemic and global economic instability, our cash flows would be negatively affected.

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

At June 30, 2021, we had $97.8 million of excess committed borrowing availability and $2.9 million in cash. We reduced our senior indebtedness year-over-year at June 30, 2021 by $27.6 million.  However, the current COVID-19 pandemic could have a negative impact on our excess committed borrowing availability if sales and working capital levels decline and outstanding debt increases. Our liquidity assumptions and our ability to meet our credit facility covenants are dependent on many additional factors, including those included in the “Risk Factors” set forth in Part I, Item 1A of the Form 10-K for the year ended December 31, 2020.

Operations.  Cash used in operating activities was $0.8 million during the first six months of 2021, compared to cash provided by operating activities of $10.2 million during the first six months of 2020. During the first six months of 2021, we invested $14.6 million in a normal seasonal build of inventories, compared to rationalization of $30.9 million of inventory in response to the COVID-19 pandemic in the first six months of 2020. The impact from the increased inventory investment in 2021 was substantially offset by higher cash flows from improved financial results and management of accounts payable in the first six months of 2021 compared to the first six months of 2020.

Investing.  Investing activities used $0.5 million and $0.8 million of cash during the first six months of 2021 and 2020, respectively. These expenditures were primarily for replacement equipment at various distribution centers.

Financing.  Cash provided by financing activities of $3.9 million during the first six months of 2021 resulted from a $5.0 million increase in net borrowings under our credit facility, offset by $0.9 million for repayment of other debt and $0.2 million for the repurchase of shares to satisfy employee tax withholdings on stock-based awards. Cash used in financing activities of $9.8 million in the first six months of 2020 reflected $9.0 net repayment under our credit facility and $0.8 million for repayment of other debt.

While we believe that our cash on hand, borrowing capacity available under our credit facility and the anticipated new credit facility, and cash flows from operations for the next twelve months will be sufficient to service our liquidity needs, we cannot predict whether future developments associated with the COVID-19 pandemic will materially adversely affect our liquidity position. Our liquidity assumptions and our ability to meet our credit facility covenants are dependent on many additional factors, including the “Risk Factors” in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2020.

At June 30, 2021, the minimum fixed charge coverage ratio (“FCCR”) was not required to be tested, as excess borrowing availability was greater than the minimum threshold. If our availability had fallen below that threshold, we would have met the minimum FCCR. If we are unable to maintain excess borrowing availability of more than the applicable amount in the range of $17.5 million to $31.3 million, and we did not meet the minimum FCCR, our lenders would have the right to terminate the loan commitments and accelerate the repayment of the entire amount outstanding under our credit facility. Our lenders could also foreclose on our assets securing the credit facility. If the credit facility was terminated, we would be forced to seek alternative sources of financing, which may not be available on terms acceptable to us, or at all.

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

ITEM 4 — CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures – The Company, under the supervision and with the participation of our Disclosure Committee and management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2021 in all material respects to (a) cause information required to be disclosed by us in reports that we file or submit under the U.S. Securities and Exchange Commission’s rules and forms and (b) cause such information to be accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control Over Financial Reporting – The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors. Based on our evaluation under the framework in Internal Control-Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of June 30, 2021.

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

10.1

Second Amended and Restated Executive Agreement dated May 10, 2021 by and between Huttig Building Products, Inc. and Jon P. Vrablely (Incorporated by reference to Exhibit No. 10.1 to the Company’s Current Report on Form 8-K filed May 11, 2021).

10.2	Revised Form of CEO Cash Long Term Incentive Plan (LTIP) Award Agreement for Jon P. Vrabley.

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

10l.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUTTIG BUILDING PRODUCTS, INC.

/s/ Jon P. Vrabely
Date: July 29, 2021
Jon P. Vrabely
President and Chief Executive Officer
(Principal Executive Officer)

HUTTIG BUILDING PRODUCTS, INC.

/s/ Philip W. Keipp
Date: July 29, 2021
Philip W. Keipp
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)