Form 10-Q
period 2021-09-30
HUTTIG BUILDING PRODUCTS INC
filed 2021-11-04
CIK 1093082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

The number of shares of Common Stock outstanding on November 1, 2021 was 27,395,672 shares.

PART I FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net sales	$245.3	$212.7	$707.4	$607.7
Cost of sales	188.5	170.0	549.6	485.4
Gross margin	56.8	42.7	157.8	122.3
Operating expenses	39.3	35.8	115.7	109.5
Goodwill impairment	—	—	—	9.5
Restructuring charge	—	—	—	1.5
Gain on disposal of assets	(1.6)	—	(1.6)	—
Operating income	19.1	6.9	43.7	1.8
Interest expense, net	0.7	0.8	2.0	3.0
Income (loss) from operations before income taxes	18.4	6.1	41.7	(1.2)
Income tax benefit	(0.3)	—	—	—
Income (loss) from continuing operations	18.7	6.1	41.7	(1.2)
Loss from discontinued operations, net of taxes	—	—	—	—
Net income (loss)	$18.7	$6.1	$41.7	$(1.2)

Earnings (loss) per share:
Earnings (loss) from continuing operations per share- basic	$0.68	$0.24	$1.52	$(0.04)
Loss from discontinued operations per share- basic	—	—	—	—
Net earnings (loss) per share - basic	$0.68	$0.24	$1.52	$(0.04)

Earnings (loss) from continuing operations per share- diluted	$0.68	$0.24	$1.52	$(0.04)
Loss from discontinued operations per share- diluted	—	—	—	—
Net earnings (loss) per share- diluted	$0.68	$0.24	$1.52	$(0.04)

Weighted average shares outstanding:
Basic shares outstanding	27.4	26.0	27.4	26.0
Diluted shares outstanding	27.5	26.2	27.5	26.0

See notes to condensed consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in millions)

	September 30,	December 31,	September 30,
	2021	2020	2020
ASSETS
CURRENT ASSETS:
Cash and equivalents	$4.5	$0.3	$0.8
Trade accounts receivable, net	101.1	69.3	85.8
Inventories, net	128.1	105.7	107.7
Other current assets	17.9	10.6	9.7
Total current assets	251.6	185.9	204.0

PROPERTY, PLANT AND EQUIPMENT:
Land	5.0	5.0	5.0
Buildings and improvements	31.7	32.3	32.5
Machinery and equipment	59.9	58.2	59.0
Gross property, plant and equipment	96.6	95.5	96.5
Less accumulated depreciation	69.2	67.1	67.0
Property, plant and equipment, net	27.4	28.4	29.5

OTHER ASSETS:
Operating lease right-of-use assets	38.9	33.9	36.3
Other	6.6	4.4	4.6
Total other assets	45.5	38.3	40.9
TOTAL ASSETS	$324.5	$252.6	$274.4

See notes to condensed consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in millions, except share data)

	September 30,	December 31,	September 30,
	2021	2020	2020
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$1.8	$1.7	$1.8
Current maturities of operating lease right-of-use liabilities	10.0	9.1	9.6
Trade accounts payable	82.3	53.1	67.9
Accrued compensation	15.4	10.0	8.1
Other accrued liabilities	21.5	15.7	15.2
Total current liabilities	131.0	89.6	102.6
NON-CURRENT LIABILITIES:
Long-term debt, less current maturities	76.4	92.4	99.8
Operating lease right-of-use liabilities, less current maturities	28.9	24.9	27.0
Other non-current liabilities	2.2	2.4	2.3
Total non-current liabilities	107.5	119.7	129.1

SHAREHOLDERS’ EQUITY:
Preferred shares: $.01 par (5,000,000 shares authorized)	—	—	—
Common shares: $.01 par (75,000,000 shares authorized: 27,395,672; 26,889,190; and 26,889,190 shares issued and outstanding at September 30, 2021, December 31, 2020 and September 30, 2020, respectively)	0.3	0.3	0.3
Additional paid-in capital	50.5	49.5	49.2
Retained earnings (accumulated deficit)	35.2	(6.5)	(6.8)
Total shareholders’ equity	86.0	43.3	42.7

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$324.5	$252.6	$274.4

See notes to condensed consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(unaudited)

(in millions)

	Common Shares	Additional	Retained Earnings	Total
	Outstanding,	Paid-In	(Accumulated	Shareholders’
	at Par Value	Capital	Deficit)	Equity
Balance at January 1, 2020	$0.3	$48.2	$(5.6)	$42.9
Net loss	—	—	(8.9)	(8.9)
Stock compensation expense	—	0.3	—	0.3
Balance at March 31, 2020	$0.3	$48.5	$(14.5)	$34.3
Net income	—	—	1.6	1.6
Stock compensation expense	—	0.3	—	0.3
Balance at June 30, 2020	$0.3	$48.8	$(12.9)	$36.2
Net income	—	—	6.1	6.1
Stock compensation expense	—	0.4	—	0.4
Balance at September 30, 2020	$0.3	$49.2	$(6.8)	$42.7

Balance at January 1, 2021	$0.3	$49.5	$(6.5)	$43.3
Net income	—	—	8.1	8.1
Payment for taxes related to share settlement of equity awards	—	(0.2)	—	(0.2)
Stock compensation expense	—	0.4	—	0.4
Balance at March 31, 2021	$0.3	$49.7	$1.6	$51.6
Net income	—	—	14.9	14.9
Stock compensation expense	—	0.4	—	0.4
Balance at June 30, 2021	$0.3	$50.1	$16.5	$66.9
Net income	—	—	18.7	18.7
Stock compensation expense	—	0.4	—	0.4
Balance at September 30, 2021	$0.3	$50.5	$35.2	$86.0

See notes to condensed consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Cash Flows From Operating Activities:
Net income (loss)	$18.7	$6.1	$41.7	$(1.2)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1.1	1.2	3.6	3.9
Non-cash interest expense	0.1	0.1	0.2	0.2
Stock-based compensation	0.4	0.4	1.2	1.0
Deferred income taxes	(1.6)	—	(1.6)	—
Goodwill impairment	—	—	—	9.5
Restructuring charge	—	—	—	1.5
Changes in operating assets and liabilities:
Trade accounts receivable	4.7	9.7	(31.8)	(25.3)
Inventories, net	(7.8)	0.8	(22.4)	31.7
Trade accounts payable	7.0	5.0	29.2	11.1
Other	(0.3)	2.1	1.7	3.3
Cash provided by continuing operating activities	22.3	25.4	21.8	35.7
Cash used in discontinued operating activities	(0.3)	—	(0.6)	(0.1)
Total cash provided by operating activities	22.0	25.4	21.2	35.6
Cash Flows From Investing Activities:
Capital expenditures	(0.8)	(0.7)	(1.3)	(1.5)
Proceeds from disposition of assets	1.6	—	1.6	—
Total cash provided by (used in) investing activities	0.8	(0.7)	0.3	(1.5)
Cash Flows From Financing Activities:
Repayments of debt, net	(21.2)	(25.7)	(17.1)	(35.5)
Repurchase of shares to satisfy employee tax withholdings	—	—	(0.2)	—
Total cash used in financing activities	(21.2)	(25.7)	(17.3)	(35.5)
Net increase (decrease) in cash and equivalents	1.6	(1.0)	4.2	(1.4)
Cash and equivalents, beginning of period	2.9	1.8	0.3	2.2
Cash and equivalents, end of period	$4.5	$0.8	$4.5	$0.8

Supplemental Disclosure of Cash Flow Information:
Interest paid	$0.6	$0.7	$1.8	$2.9
Income taxes paid	0.3	(0.4)	0.7	—
Non-cash financing activities:
Assets acquired with debt obligations	—	—	1.1	0.2

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

The condensed consolidated results of operations and resulting cash flows for the interim periods presented are not necessarily indicative of the results that might be expected for the full year, or any other interim period, which may differ materially due to, among other things, the factors described in Part I, Item 2 of this Quarterly Report on Form 10-Q and those set forth under Part I, Item 1A – “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as updated by Part II, Item IA – “Risk Factors” of this Quarterly Report on Form 10-Q. Due to the seasonal nature of Huttig’s business, operating profitability is usually lower in the Company’s first and fourth quarters than in the second and third quarters.

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

Regarding direct sales, the Company is the principal of these arrangements and is responsible for fulfilling the promise to provide specific goods to its customers, including product specifications, pricing and modifications prior to delivery.  Direct sales as a percentage of net sales were 20.7% and 16.0% in the three month periods ended September 30, 2021 and 2020, respectively, and 22.1% and 18.6% in the nine month periods ended September 30, 2021 and 2020, respectively.

The following table disaggregates revenue by product classification (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Millwork products	$105.7	$90.8	$299.2	$268.7
Building products	119.6	106.1	347.6	296.1
Wood products	20.0	15.8	60.6	42.9
Net sales	$245.3	$212.7	$707.4	$607.7

4. LEASES

The Company has operating and financing leases for corporate offices, distribution centers, vehicles, and certain equipment. These leases have remaining lease terms of less than one year to 10 years, and many of the leases have renewal options.  Because the Company is not reasonably certain to exercise the renewal options, the options are not considered in determining the lease term, and associated potential option payments are excluded from lease payments and right-of-use calculations.  Leases with an initial term of 12 months or less are likewise excluded from right-of-use calculations.

In addition to fixed payments, many of the Company’s lease contracts contain variable payments. Vehicle lease variable payments typically include mileage, and real estate leases include variable charges for taxes and common area maintenance. Variable lease payments and payments for leases with an initial term of 12 months or less are recognized in the period incurred.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions):	2021	2020	2021	2020
Operating Lease Cost	$3.0	$3.0	$8.9	$9.3

Finance Lease Cost:
Amortization of right-of-use assets	0.3	0.3	1.0	1.0
Interest on lease liabilities	0.1	—	0.1	0.1
Total finance lease cost	$0.4	$0.3	$1.1	$1.1

The following lease assets and liabilities are included on the condensed consolidated balance sheet (in millions):

	September 30,	December 31,	September 30,
	2021	2020	2020
Operating Leases:
Operating lease right-of-use assets	$38.9	$33.9	$36.3

Current maturities of operating lease right-of-use assets	10.0	9.1	9.6
Operating lease right-of-use liabilities, less current maturities	28.9	24.9	27.0
Total operating lease liabilities	$38.9	$34.0	$36.6

Finance Leases:
Gross property, plant and equipment	$12.5	$11.1	$11.1
Accumulated depreciation	(7.1)	(6.3)	(6.0)
Property, plant and equipment, net	$5.4	$4.8	$5.1

Current maturities of long-term lease liabilities	$1.4	$1.4	$1.5
Long-term lease liabilities, less current maturities	2.2	1.9	2.2
Total finance lease liabilities	$3.6	$3.3	$3.7

As of September 30, 2021, the weighted average remaining lease term for the Company’s operating leases was 4.8 years and for its financing leases was 3.3 years. These leases have weighted average discount rates of 5.6% and 4.8% for operating leases and financing leases, respectively. The rate implicit in the lease is used to discount leases when known. While the implicit rate is often known for finance leases, the Company is generally unable to calculate the implicit rate in operating leases because it does not have access to the lessor’s residual value estimates nor the amount of the lessor’s deferred initial direct costs.  When the implicit rate is not known, the Company uses the incremental borrowing rate for secured loans of similar term. The Company uses available data for unsecured loans to borrowers of similar credit to the Company and adjusts the rate to reflect the effect of providing collateral equivalent to the outstanding obligation balance.

The following cash flow items are included on the condensed consolidated statement of cash flows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Operating cash used for operating leases	$3.0	$3.1	$9.1	$9.6
Operating cash used for finance leases	0.1	—	0.1	0.1
Financing cash used for finance leases	0.4	0.4	1.2	1.1

Maturities of lease liabilities are as follows (in millions):

	Finance Leases	Operating Leases
2021 (1)	$0.4	$3.0
2022	1.5	11.6
2023	1.1	9.6
2024	0.6	6.7
2025	0.3	4.8
Thereafter	0.1	8.8
Total lease payments	$4.0	$44.5
Less: imputed interest	(0.4)	(5.6)
Total future lease obligation	$3.6	$38.9
(1)	This amount excludes the nine months ended September 30, 2021.

5. GOODWILL

Goodwill is reviewed for impairment annually, or more frequently if certain indicators arise. The Company assesses each reporting period whether events and circumstances warrant a revision to the previously established useful lives.

During the first quarter of 2020, a decline in the market value of the Company’s public equity concurrent with the COVID-19 pandemic triggered an assessment of goodwill. The fair value of each reporting unit was determined using a market approach to consider factors such as market capitalization of the Company at March 31, 2020, observed ratios of enterprise value to earnings and the relative sales contribution of each reporting unit. If a reporting unit’s carrying value exceeded its estimated fair value, an impairment was recorded for the amount in excess. As a result of the interim goodwill impairment test, the Company recognized a goodwill impairment charge of $9.5 million.  The following table summarizes goodwill activity for the three and nine month periods ended September 30, 2021 and 2020 (in millions):

		Accumulated	Goodwill,
	Goodwill	Impairments	Net
Balance at January 1, 2020	$21.3	$(11.8)	$9.5
Impairment	—	(9.5)	(9.5)
Balance at September 30, 2020	$21.3	$(21.3)	$—

Balance at January 1, 2021	$21.3	$(21.3)	$—
No activity in 2021	—	—	—
Balance at September 30, 2021	$21.3	$(21.3)	$—

6. ALLOWANCE FOR DOUBTFUL ACCOUNTS

The allowance for doubtful accounts consisted of the following (in millions):

	September 30,
	2021	2020
Balance at beginning of year	$3.0	$3.1
Provision charged to expense	(0.9)	0.2
Write-offs, less recoveries	—	(0.3)
Balance at end of period	$2.1	$3.0

7. DEBT

Debt consisted of the following (in millions):

	September 30,	December 31,	September 30,
	2021	2020	2020
Revolving credit facility	$73.8	$89.8	$96.8
Other obligations	4.4	4.3	4.8
Total debt	78.2	94.1	101.6
Less current maturities of long-term debt	1.8	1.7	1.8
Long-term debt, less current maturities	$76.4	$92.4	$99.8

Credit Facility — In the third quarter of 2021, the Company entered into a five-year, $250.0 million asset-based senior secured revolving credit facility (the “credit facility”) with a maturity date of September 29, 2026, replacing its prior credit facility. Borrowing availability under the credit facility is based on eligible accounts receivable, inventory and real estate. The real estate component of the borrowing base amortizes monthly over 15.0 years on a straight-line basis.  Borrowings under the credit facility are collateralized by substantially all of the Company’s assets, and the Company is subject to certain operating limitations applicable to a loan of this type, which, among other things, place limitations on indebtedness, liens, investments, mergers and acquisitions, dispositions of assets, cash dividends and transactions with affiliates.

At September 30, 2021, the Company had revolving credit borrowings of $73.8 million outstanding at a weighted average interest rate of 1.82% per annum, letters of credit outstanding totaling $3.2 million, primarily used as collateral for health and workers’ compensation insurance, and $167.2 million of excess committed borrowing availability.  The Company pays an unused commitment fee of 0.25% per annum. In addition, the Company had $0.8 million of other obligations maturing in 2023 at a borrowing rate of 6.11%. The Company also had $3.6 million of financing lease obligations at September 30, 2021.  See Note 4 – “Leases” for more information.

The sole financial covenant in the credit facility is the minimum fixed charge coverage ratio (“FCCR”) of 1.00:1.00, which must be tested by the Company if the excess committed borrowing availability falls below an amount in the range of $15.0 million to $25.0 million, depending on the borrowing base. Since the inception of the agreement in 2021, the Company was not required to test the minimum FCCR as excess borrowing availability was greater than the minimum threshold. If the Company’s availability would have fallen below that threshold, the Company would have met the minimum FCCR. The FCCR must also be tested on a pro forma basis prior to consummation of certain significant business transactions outside the ordinary course of business, as defined in the agreement.

While the Company believes its cash on hand, borrowing capacity available under the credit facility and cash flows from operations for the next twelve months will be sufficient to service its liquidity needs, it cannot predict whether future developments associated with the COVID-19 pandemic will materially adversely affect its liquidity position. See Note 13, “Impact of and Company Response to the COVID-19 Pandemic” for additional disclosure regarding the potential impact the current pandemic may have on the Company’s future liquidity and financial position.

8. OTHER ACCRUED LIABILITIES

The Company had other accrued liabilities consisting of the following (in millions):

	September 30,	December 31,	September 30,
	2021	2020	2020
Self insurance	$7.5	$4.0	$4.1
Sales incentive programs	6.4	6.8	5.4
Short-term environmental	1.1	1.1	1.1
Other accruals	6.5	3.8	4.6
Other accrued liabilities	$21.5	$15.7	$15.2

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

The Company paid approximately $0.6 million in the first nine months of 2021 implementing the RAWP.  The Company estimates the total remaining cost of implementing the RAWP to be $2.2 million at September 30, 2021, with $1.1 million in short-term other accrued liabilities and $1.1 million in other non-current liabilities. As of September 30, 2021, the Company believes the accrual represents a reasonable best estimate of the total remaining remediation costs, based on facts, circumstances, and information currently available.  However, there are currently unknown variables relating to the actual levels of contaminants and amounts of soil that will ultimately require treatment or removal. As part of the remediation process, additional soil and groundwater sampling, and bench and pilot testing are required to ensure the remediation will achieve the outcome required by the DEQ.  The ultimate final amount of remediation costs and expenditures is difficult to estimate with certainty and as a result, the amount of actual costs and expenses ultimately incurred by the Company with respect to this property could be lower than, or exceed the amount accrued as of September 30, 2021 by a material amount.  If actual costs are materially higher, the incremental expenses over the amount currently accrued could have a material adverse effect on the Company’s liquidity, financial condition and operating results.

With consent of the DEQ, remediation efforts and expenditures were temporarily suspended during 2020 as a result of pandemic-related health, safety, financial and other considerations.  During the first quarter of 2021, the Company re-engaged in remediation efforts in cooperation with the DEQ and expects to continue remedial activities throughout the remainder of 2021 and into 2022.

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

The following table presents the number of participating securities (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Earnings allocated to participating shareholders	$0.7	$0.2	$1.5	$—
Number of participating securities	1.0	0.9	1.0	0.9

The diluted earnings per share calculations include the effect of assumed exercise using the treasury stock method for unvested restricted stock units, except when the effect would be anti-dilutive.  The following table presents the number of common shares used in the calculation of net income (loss) per share from continuing operations (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Weighted-average number of common shares-basic	27.4	26.0	27.4	26.0
Dilutive potential common shares	0.1	0.2	0.1	—
Weighted-average number of common shares-diluted	27.5	26.2	27.5	26.0

11. INCOME TAXES

At December 31, 2020, the Company maintained an $18.1 million valuation allowance on deferred tax assets. In each reporting period, the Company assesses available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of existing deferred tax assets. One component of this analysis is to determine whether the Company was in a cumulative loss position for the most recent three-year period. For the three-year period ended December 31, 2020, the Company was in a cumulative loss position, and the Company’s history of operating losses limited the weight applied to other subjective evidence, such as projections for future profitability.

As a result of the Company’s current year financial performance, the Company is in a cumulative income position for the most recent three-year analysis periods. Despite the volatility of the housing and construction industries, the Company has continued to maintain high profitability through the third quarter of 2021. The Company has determined that profitability has been sustained and overall significant positive evidence exists to conclude that its deferred tax assets are more likely than not to be realized. For the past several quarters, the Company has met or exceeded its forecast, and based on current forecasts, the Company anticipates using the full amount of its $41.4 million available federal net operating losses (“NOL’s”) to offset taxable income in 2021.

Based on its assessment during the third quarter of 2021 of cumulative three-year and forecasted earnings, the Company has released $11.4 million of the valuation allowance on deferred tax assets. At September 30, 2021, the Company has retained a valuation allowance of $6.7 million on state NOL’s that are more likely than not to expire before utilization.

The Company’s effective tax rate from continuing operations was a benefit of 1.9% and 0% for the three-month, and 0% and 0% for the nine-month periods ended September 30, 2021 and 2020, respectively.

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

12. STOCK-BASED COMPENSATION

The Company recognized $0.4 million and $0.4 million in non-cash, stock-based compensation expense for the third quarter of 2021 and 2020, respectively and $1.2 million and $1.0 million in non-cash, stock-based compensation expense for the nine month periods ended September 30, 2021 and 2020, respectively.  During the first nine months of 2021, the Company granted an aggregate of 436,990 shares of restricted stock at a weighted average value of $3.63 per share under its 2005 Executive Incentive Compensation Plan, as amended and restated. Most restricted shares vest in three equal installments on the first, second, and third anniversaries of the grant date, or cliff vest in five years. During the first nine months of 2021, the Company granted an aggregate of 139,880 shares of restricted stock under its Non-Employee Directors’ Restricted Stock Plan, as amended, at an average fair market value of $3.58 per share. The directors’ restricted shares vest on the first anniversary of the grant date. Unearned compensation expense is amortized into expense on a straight-line basis over the requisite service period for the entire award. As of September 30, 2021 and 2020, the total compensation expense not yet recognized related to all outstanding restricted stock awards was $1.7 million and $1.2 million, respectively.

13. IMPACT OF AND COMPANY RESPONSE TO COVID-19

In March 2020, the World Health Organization recognized the novel strain of coronavirus, COVID-19, as a pandemic.  The United States, various other countries and state and local jurisdictions have imposed, among other things, travel and business operation restrictions intended to limit the spread of the COVID-19 virus and have advised or required individuals to adhere to social distancing or limit or forego their time outside of their home beginning the first quarter of 2020.  Some countries and jurisdictions began to lift these restrictions in the first nine months of 2021 as a result of the distribution of COVID-19 vaccines, but given the recent rise of COVID-19 variants, this trend may reverse and has reversed in some countries and jurisdictions experiencing a recent rise in COVID-19 cases.  This pandemic and the governmental response have resulted in significant and widespread economic disruptions to, and uncertainty in, the global and U.S. economies, including in the regions in which the Company operates.  In 2020, the Company and its customers were deemed “essential businesses” and continued to operate, reducing the impact of these restrictions on its operations and results for the three and nine months ended September 30, 2020. We expect the Company will continue to be deemed an “essential business” throughout 2021 and will continue to operate. However, based on the potential effects of new strains of the virus and continuing global uncertainty, the Company’s management cannot reliably predict the future impact of the pandemic and the governmental response to the pandemic on the Company’s operations and future results.

With the exception of closing two branches as a part of the Company’s restructuring efforts in 2020, all of the Company’s branches remain open and capable of meeting customer needs. The Company has taken protective measures to guard the health and well-being of its employees and customers. Early in the COVID-19 pandemic, the Company observed certain of its customers reducing purchases and operations due to the impact of the pandemic and governmental restrictions. The pandemic has also had an adverse impact to the supply chain, with some of the Company’s vendors putting the Company on allocation as a result of reduced inventory and labor shortages resulting in longer lead-times for the fulfillment of certain products. The Company previously took proactive measures to protect its operating liquidity, including communicating with vendors and customers, seeking modification of payment and other terms of rental and procurement agreements and monitoring its accounts receivable. The Company rationalized inventory levels to meet anticipated demand and previously implemented cost containment measures. The Company has not deemed these measures as necessary for the first nine months of 2021, however, given the uncertainty of the pandemic, the Company cannot predict if these measures will be needed in the future. The Company has utilized its diverse domestic and overseas network to source alternative suppliers of its proprietary products, while simultaneously rationalizing its purchase volume to better align with its current sales projections and to manage the supply chain. While the Company believes these actions have mitigated the impact of the pandemic on its operations, it cannot provide any assurance that these actions will continue to be successful if the pandemic continues to have a longer-term impact on the economy.

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

There are a number of factors, some of which are beyond our control that could cause our actual results to differ materially from those expressed or implied in the forward-looking statements.  These factors include, but are not limited to, the following: the success of our growth initiatives; risks associated with our private brands; the strength of new construction, home improvement and remodeling markets and the recovery of the homebuilding industry to levels consistent with the historical annual average total housing starts from 1959 to 2020 of approximately 1.4 million starts based on statistics tracked by the U.S. Census Bureau (“Historical Average”); the cyclical nature of our industry; risks of international suppliers; supply chain disruption; the impact of global health concerns, including the current COVID-19 pandemic, and governmental responses to such concerns, on our business, results of operations, liquidity and capital resources; product liability claims and other legal proceedings; the impacts of the process or outcome of our strategic review process; commodity prices and demand in light of the COVID-19 pandemic; competition with existing or new industry participants; our failure to attract and retain key personnel; deterioration in our relationship with our unionized employees, including work stoppages or other disputes; funding requirements for multi-employer pension plans for our unionized employees; our ability to comply with, and the restrictive effect of, the financial covenant applicable under our credit facility; deterioration of our customers’ creditworthiness or our inability to forecast such deteriorations, particularly in light of the COVID-19 pandemic; the loss of a significant customer; termination of key supplier relationships; the ability to source alternative suppliers in light of the COVID-19 pandemic; current or future litigation; the cost of environmental compliance, including actual expenses we may incur to resolve proceedings we are involved in arising out of a formerly owned facility in Montana; federal and state transportation regulations; uncertainties resulting from changes to United States and foreign laws, regulations and policies; the potential impact of changes in tariff costs, including tariffs on imported steel and aluminum, and potential anti-dumping or countervailing duties; fuel cost increases; stock market volatility; failure to meet exchange listing requirements; stockholder activist disruption; information technology failures, network disruptions, cybersecurity attacks or breaches in data security; significant uninsured claims; the integration of any business we acquire and the liabilities of such businesses; the seasonality of our operations; any limitations on our ability to utilize our deferred tax assets to reduce future taxable income and tax liabilities; intangible asset impairment; and those factors set forth under Part I, Item 1A – “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, as updated by Part II, Item IA – “Risk Factors” of this Quarterly Report on Form 10-Q. These factors may not constitute all factors that could cause actual results to differ from those discussed in any forward-looking statement. Accordingly, forward-looking statements should not be relied upon as a predictor of actual results.

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

The following table sets forth our sales by product classification as a percentage of total sales:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Millwork products (1)	44%	44%	42%	44%
Building products (2)	48%	49%	49%	49%
Wood products (3)	8%	7%	9%	7%
Total net product sales	100%	100%	100%	100%

(1)	Millwork products generally include exterior and interior doors, pre-hung door units, windows, mouldings, frames, stair parts and columns.
(2)	Building products generally include composite decking, connectors, fasteners, housewrap, siding, roofing products, insulation and other miscellaneous building products.
(3)	Wood products generally include engineered wood products and other wood products, such as lumber and panels.

Industry Conditions

New housing activity has recently recovered to a pace consistent with the historical annual average of 1.4 million total housing starts from 1959 to 2020 based on statistics tracked by the United States Census Bureau. Total housing starts were approximately 1.4 million in 2020. Through September 30, 2021, based on the most recent data provided by the United States Census Bureau, total new housing starts were 19.5% higher than 2020 levels for the corresponding nine-month period.

In March 2020, the World Health Organization recognized the novel strain of coronavirus, COVID-19, as a pandemic. The United States, various other countries and state and local jurisdictions imposed, among other things, travel and business operation restrictions intended to limit the spread of the COVID-19 virus and advised or required individuals to adhere to social distancing or limit or forego their time outside of their home beginning the first quarter of 2020.  Some countries and jurisdictions began to lift these restrictions in the first nine months of 2021 as a result of the distribution of COVID-19 vaccines but, given the recent rise of COVID-19 variants, this trend may reverse and has reversed in some countries and jurisdictions experiencing a recent rise in COVID-19 cases. This pandemic and the governmental response have resulted in significant and widespread economic disruptions to, and uncertainty in, the global and U.S. economy, including in the regions in which we operate. In many jurisdictions, we and our customers were deemed “essential businesses” and continued to operate, reducing the impact of these restrictions on our operations and results for the three-month and nine-month periods ended September 30, 2020. We expect the Company will continue to be deemed an “essential business” throughout 2021 and will continue to operate. However, we cannot reliably predict the future impact of the pandemic and the governmental response to the pandemic on our operations and future results.

With the exception of closing two branches as a part of our restructuring efforts, all of our branches remain open and capable of meeting customer needs. We have taken protective measures to guard the health and well-being of our employees and customers, including the implementation of social distancing requirements and remote work options where possible. Early in the COVID-19 pandemic, we observed certain of our customers reducing purchases and operations due to the impact of the pandemic and governmental restrictions. The pandemic has also had a global adverse impact to the supply chain, including significant ocean cargo delays and material shortages. Some of our vendors have put us on allocation as a result of reduced inventory and labor shortages, resulting in longer lead-times for the fulfillment of certain products. We adjusted our sales forecast accordingly and previously took proactive measures to protect our operating liquidity, including communicating with vendors and customers, seeking modification of payment and other terms of rental and procurement agreements and monitoring accounts receivable. We also rationalized inventories in response to our strategic product initiative and adjusted levels to meet changing demand and to focus on higher-margin products. We previously implemented cost containment measures, including closing two of our branches during the third quarter of 2020, suspension of matching contributions to our qualified defined contribution plan, and eliminating non-essential spend. Early in the pandemic, we also communicated with lenders regarding potential modification of terms under our credit facility. Modification was not deemed necessary based on our financial performance at that time. During the first nine months of 2021 we have reimplemented the matching contributions to our qualified deferred contribution plan and increased orders for replacement capital essential to our business. We have utilized our diverse overseas network to source alternative suppliers of our proprietary products, while simultaneously adjusting our purchase volume to better align with our current sales projections and to manage the supply chain.

While we believe these actions have mitigated the impact of the pandemic on our operations, we cannot provide any assurance that these actions will be successful if the pandemic continues to have a longer-term impact on the economy.

Various factors cause our results of operations to fluctuate from period to period. These factors include levels of residential construction, the mix of single family and multi-family starts as a percentage of total residential construction, home improvement and remodeling activity, weather, prices of commodity wood and steel products, dumping duties, tariffs, interest rates, competitive pressures, availability of credit, availability of labor and other local, regional and national economic conditions. Many of these factors are cyclical or seasonal in nature. We anticipate that further fluctuations in operating results from period to period will continue in the future. Our results in the first and fourth quarters of each year are generally adversely affected by winter weather patterns in the Midwest, Northeast and

Northwest, which typically result in seasonal decreases in levels of construction activity in these areas. As much of our overhead and expenses remain relatively fixed throughout the year, our operating profits tend to be lower during the first and fourth quarters.

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

Early and aggressive actions taken to mitigate the impact of the pandemic coupled with a subsequent level of market stability have resulted in our improved financial performance. Management believes that certain actions taken with regard to working capital management and efficiency, as well as cost reduction activities, can be sustainable and provide leverage if the economy continues to improve. However, there remains a significant amount of uncertainty related to the continued impact the pandemic may have on the economy and our operating results.

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

To accelerate profitable growth and diversification, we have made strategic capital and operating investments to execute our product line expansion and market segment penetration organic growth initiatives.  The national expansion of our Huttig-Grip fastener product line, which is primarily sourced internationally, expands the breadth and geographic coverage of our private label specialty building product lines.  Through our investments in automated, high-capacity, pre-finish door lines and segment-focused sales resources, further penetration of the home improvement, repair and remodel market diversifies our business to be less dependent on new home construction, reinforces our position as the largest, value-add door fabricator to the professional residential construction market in the country, and accelerates our growth in higher-value, and higher-gross margin products.  In addition to accelerating our profitable growth and diversification through our internal initiatives, our Board of Directors has also commenced a public strategic review process to consider alternatives for maximizing shareholder value. We evaluate our strategic initiatives on a regular basis as part of our overall strategic planning process.

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

Critical Accounting Policies

We prepare our condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles, which requires management to make estimates and assumptions. Management bases these estimates and assumptions on historical results and known trends as well as management forecasts. Actual results could differ from these estimates and assumptions, and these differences may be material. For a discussion of our significant accounting policies and estimates, see our Annual Report on Form 10-K for the year ended December 31, 2020 in Part II, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies.” During the nine months ended September 30, 2021, there were no material changes to the critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the year ended December 31, 2020.

Results of Operations

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

Net sales were $245.3 million in the third quarter of 2021, which were $32.6 million, or 15.3%, higher than the third quarter of 2020.  The increase in net sales was primarily attributable to an increase in residential construction activity as compared to the third quarter of 2020. Net sales in 2021 were also favorably impacted by an improved pricing environment where demand-driven pricing was pronounced due to higher input costs, including labor and materials, caused primarily by supply chain disruption. Year-over-year sales growth in the third quarter of 2021 was moderated by restructuring activities announced in the second quarter of last year, and by our 2020 product rationalization program. Despite these factors, sales increased in all three of our product classifications.

Millwork sales of $105.7 million in the third quarter of 2021 were $14.9 million, or 16.4%, higher than the third quarter of 2020. Millwork has been significantly impacted by supply chain disruption and by 2020 restructuring and product rationalization activities. This product classification has been subject to multiple price increases since third quarter 2020. Building products sales increased 12.7% in the third quarter of 2021 to $119.6 million, compared to $106.1 million in the third quarter of 2020. Third quarter 2021 building products sales benefitted from consistent high levels of demand and by price increases for certain product lines within the category. The year-over-year sales growth in this category was also mitigated by ongoing supply chain disruption. Wood product sales increased 26.6% in the third quarter of 2021 to $20.0 million, compared to $15.8 million in the third quarter of 2020. Higher market prices on a year-over-year basis contributed to the increase in this category.

Gross margin was $56.8 million in the third quarter of 2021, compared to $42.7 million in the third quarter of 2020. As a percentage of net sales, gross margin was 23.2% in the third quarter of 2021, compared to 20.1% in the third quarter of 2020. Gross margins were favorably impacted by our continued focus on non-commoditized, strategic product lines which carry higher margins, as well as effective pricing management. We also benefitted from increased purchasing incentives in 2021. The increase in our gross margin percentage from these actions more than offset the impact from a disproportionate increase in lower-margin direct sales in the third quarter of 2021 as compared to 2020.

Operating expenses were $39.3 million in the third quarter of 2021, which were $3.5 million, or 9.8% higher than the $35.8 million reported in the third quarter of 2020.  Personnel costs increased $2.2 million, or 10.4%, reflecting increased variable incentive compensation from improved operating results, wage increases and reinstatement of compensation reductions and other cost reduction actions taken in 2020. These increases were partially offset by a $1.5 million Cares Act Employee Retention Tax Credit and lower medical costs. Non-personnel costs increased $1.3 million, or 8.9%. The increase was primarily driven by higher fuel, insurance and tax costs. Overall, our cost structure was levered against higher sales volume. As a percentage of net sales, operating expenses were 16.0% in the third quarter of 2021 compared to 16.8% in the third quarter of 2020.

In the third quarter of 2021, we recorded a gain on the sale of our former Selkirk, New York facility, which was closed as part of our 2020 restructuring activities.

Net interest expense was $0.7 million in the third quarter of 2021 compared to $0.8 million in the third quarter of 2020. Net interest expense in the third quarter of 2021 includes $0.1 million in period costs related to refinancing the credit facility. Lower overall net interest expense in the third quarter of 2021 reflects both lower average debt balances and lower interest rates.

Income taxes were a benefit of $0.3 million and zero for the quarters ended September 30, 2021 and 2020, respectively. We utilized our remaining carryforward federal tax net operating losses to offset taxable income during the third quarter of 2021, eliminating our federal deferred tax asset and releasing an equivalent amount of our valuation allowance.

As a result of the foregoing factors, we reported net income of $18.7 million for the quarter ended September 30, 2021, compared to net income of $6.1 million for the quarter ended September 30, 2020.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

Net sales were $707.4 million in the first nine months of 2021, which was $99.7 million, or 16.4%, higher than the first nine months of 2020. The increase in net sales was primarily attributable to an increase in residential construction activity in 2021 compared to 2020 which was significantly impacted by the onset of the pandemic. Sales growth in the first nine months of 2021 was moderated in comparison to the first nine months of 2020 by restructuring activities announced in the second quarter of last year, and by our 2020 product rationalization program. Net sales in 2021 were favorably impacted by an improved pricing environment where demand-driven pricing was pronounced due to higher input costs, including labor and materials, caused primarily by supply chain disruption. Despite these factors, sales increased in all three of our product classifications.

Millwork product sales increased 11.4% in the first nine months of 2021 to $299.2 million, compared to $268.7 million in the first nine months of 2020; building products sales increased 17.4% in the first nine months of 2021 to $347.6 million, compared to $296.1 million in the first nine months of 2020; and wood product sales increased 41.3% in the first nine months of 2021 to $60.6 million, compared to $42.9 million in the first nine months of 2020. Millwork sales, although significantly impacted by supply chain disruption and by our 2020 restructuring and product rationalization activities, increased due to continued strong levels of demand and a favorable pricing environment. Demand for our value-added millwork products currently exceeds supply, creating an input-constrained ability to produce. Building products sales benefitted from consistent high levels of demand for certain product lines within the category, including certain strategic product lines. The year-over-year sales growth in this category was mitigated by supply chain disruption and by product rationalization activities related to our focus on higher-margin, non-commoditized products. Wood product sales benefitted from higher market prices on a year-over-year basis.

Gross margin was $157.8 million in the first nine months of 2021, compared to $122.3 million in the first nine months of 2020. As a percentage of net sales, gross margin was 22.3% in the first nine months of 2021, compared to 20.1% in the first nine months of 2020. Gross margins were favorably impacted by our continued focus on non-commoditized, strategic product lines which carry higher margins, as well as effective pricing management. We also benefited from increased purchasing incentives in 2021. The increase in our gross margin percentage from these actions more than offset the impact from a disproportionate increase in lower-margin direct sales in the first nine months of 2021 as compared to 2020.

Operating expenses were $115.7 million in the first nine months of 2021, which were $6.2 million or 5.7% higher than the $109.5 million reported for the same period a year ago. Personnel costs increased $6.0 million, or 9.6%, reflecting increased variable incentive compensation from improved operating results, wage increases and reinstatement of compensation and other cost reductions taken in

2020. These increases were partially offset by lower medical costs and a $1.5 million Cares Act Employee Retention Tax Credit. Non-personnel costs increased $0.2 million, or 0.4%. Higher fuel, insurance and tax costs were offset by lower contract haul expenses, reduced operating rent costs, and an improved bad debt provision. Overall, our cost structure was levered against higher sales volume. As a percentage of net sales, operating expenses were 16.4% in the first nine months of 2021 compared to 18.0% in the first nine months of 2020.

In the third quarter of 2021, we recorded a gain on the sale of our former Selkirk, New York facility which was closed as part of our 2020 restructuring activities.

During the first quarter of 2020, a decline in the market value of our public equity concurrent with the COVID-19 pandemic triggered an assessment of goodwill. As a result of the interim goodwill impairment test, we recognized a goodwill impairment charge of $9.5 million.

During the second quarter of 2020, we announced the closing our Columbus, Ohio and Selkirk, New York branch locations, which was substantially completed during the third quarter of 2020. We recorded a restructuring charge of $1.5 million in the second quarter of 2020 for closure-related costs including personnel, facility, equipment and working capital-related costs.

Net interest expense was $2.0 million in the first nine months of 2021 compared to $3.0 million in the first nine months of 2020. Net interest expense in the first nine months of 2021 includes $0.1 million in period costs related to refinancing the credit facility. The lower net interest expense in the first nine months of 2020 reflected both lower average borrowing and lower interest rates.

Income taxes were zero for the first nine months ended both September 30, 2021 and 2020. We utilized our remaining carryforward federal tax net operating losses to offset taxable income during the nine months ended September 30, 2021, eliminating our federal deferred tax asset and releasing an equivalent amount valuation allowance.

As a result of the foregoing factors, we reported net income of $41.7 million and a net loss of $1.2 million for the nine months ended September 30, 2021 and 2020, respectively. Adjusted for the $9.5 million goodwill impairment charge and the $1.5 million restructuring charge in 2020, adjusted net income for the first nine months of 2020 was $9.8 million.

Liquidity and Capital Resources

We depend on our cash flows from operations and funds available under our revolving credit facility to finance seasonal working capital needs, capital expenditures, additional investments in our product lines, and any acquisitions that we may undertake. In the third quarter of 2021, we executed a new credit facility with a maturity date of September 29, 2026. To the extent that our sales decline or our customers are unable to meet their obligations, including as a result of the current COVID-19 pandemic and global economic instability, our cash flows would be negatively affected.

Typically, our working capital requirements are greatest in the second and third quarters, which reflects the seasonal nature of our business. The second and third quarters also tend to be our strongest operating quarters, largely due to more favorable weather throughout many of our markets compared to the first and fourth quarters. We typically generate cash from working capital reductions in the fourth quarter of the year and build working capital during the second quarter in preparation for our second and third quarters. We also maintain significant inventories to meet the rapid delivery requirements of our customers and to enable us to obtain favorable pricing, delivery and service terms with our suppliers. As part of our COVID-19 readiness and response plan, we significantly reduced our inventory levels in the second quarter of 2020. Reductions were made in anticipation of reduced sales demand which improved as the second and third quarters progressed. As a result, in the second and third quarters of 2020, we were able to generate cash from operations and reduce our indebtedness. During the second and third quarters of 2021, cost management and focus on strategic products enabled us to continue generating cash and reduce debt, even as working capital increased seasonally.

At September 30, 2021, we had $167.2 million of excess committed borrowing availability and $4.5 million in cash. We reduced our senior indebtedness at September 30, 2021 by $23.0 million as compared to a year ago. However, based on the potential impact from the COVID-19 pandemic, or variants thereof, our excess committed borrowing availability could be negatively impacted if sales and working capital levels decline and outstanding debt increases. Our liquidity assumptions and our ability to meet our credit facility covenants are dependent on many additional factors, including those included in the “Risk Factors” set forth in Part I, Item 1A of the Form 10-K for the year ended December 31, 2020, as updated by Part II, Item IA – “Risk Factors” of this Quarterly Report on Form 10-Q.

Operations.  Cash provided by operating activities was $21.2 million and $35.6 million during the first nine months of 2021 and 2020, respectively. The decrease in cash provided by operating activities year-over-year was primarily attributable to significant improvements made in 2020 from our actions to combat the pandemic environment.  We generated cash from operations in both periods based on improved operating results combined with a $29.2 million and $11.1 million increase in accounts payables during the first nine months of 2021 and 2020, respectively, primarily due to seasonal inventory purchases to support cyclical sales activity. During the first nine months of 2021, we invested $22.4 million in a normal seasonal build of inventories, compared to rationalization of $31.7 million of inventory in response to the COVID-19 pandemic in the first nine months of 2020. Higher net sales resulted in an increase in accounts receivable of $31.8 million and $25.3 million for the first nine months of 2021 and 2020, respectively. The increase in accounts receivable over the first nine months of 2021 was primarily a result of cyclical increases in sales activity and an improved pricing environment as year over year sales growth was more pronounced as compared to 2020 growth over 2019.

Investing.  Cash provided by investing activities was $0.3 million during the first nine months of 2021 and resulted from $1.6 million of proceeds from sale of assets offset by $1.3 million of capital expenditures primarily for replacement equipment at various distribution centers. Cash used in investing activites was $1.5 million during the first nine months of 2020, primarily for capital expenditures to replacement equipment at various distribution centers.

Financing.  Cash used in financing activities of $17.3 million during the first nine months of 2021 resulted from a $17.1 million increase in net repayments under our credit facility and $0.2 million for the repurchase of shares to satisfy employee tax withholdings on stock-based awards. Cash used in financing activities of $35.5 million in the first nine months of 2020 resulted from a net repayment under our credit facility.

While we believe that our cash on hand, borrowing capacity available under our new credit facility, and cash flows from operations for the next 12 months will be sufficient to service our liquidity needs, we cannot predict whether future developments associated with the COVID-19 pandemic will materially adversely affect our liquidity position. Our liquidity assumptions and our ability to meet our credit facility covenants are dependent on many additional factors, including the “Risk Factors” in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2020, as updated by Part II, Item IA – “Risk Factors” of this Quarterly Report on Form 10-Q.

At September 30, 2021, the minimum fixed charge coverage ratio (“FCCR”) was not required to be tested, as excess borrowing availability was greater than the minimum threshold. If our availability had fallen below that threshold, we would have met the minimum FCCR. If we are unable to maintain excess borrowing availability of more than the applicable amount in the range of $15.0 million to $25.0 million, and we did not meet the minimum FCCR, our lenders would have the right to terminate the loan commitments and accelerate the repayment of the entire amount outstanding under our credit facility. Our lenders could also foreclose on our assets securing the credit facility. If the credit facility was terminated, we would be forced to seek alternative sources of financing, which may not be available on terms acceptable to us, or at all.

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

ITEM 4 — CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures – The Company, under the supervision and with the participation of our Disclosure Committee and management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2021 in all material respects to (a) cause information required to be disclosed by us in reports that we file or submit under the U.S. Securities and Exchange Commission’s rules and forms and (b) cause such information to be accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control Over Financial Reporting – The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors. Based on our evaluation under the framework in Internal Control-Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of September 30, 2021.

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

ITEM 1A — RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A – “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020. Such risk factors could materially affect our business, financial condition, and future results. These described risks are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may materially adversely affect our business, financial condition, and operating results. Other than the risk factor set forth below, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2020.

On October 13, 2021, we announced that our Board of Directors is conducting a strategic review process to maximize shareholder value.  We cannot assure you that this strategic review process will result in a transaction, or other action at all, and the process of exploring strategic alternatives or its conclusion could adversely impact our business and our stock price.

On October 13, 2021, our Board of Directors announced a strategic review process. This strategic review process, including the announcement thereof, could expose us and our operations to risks and uncertainties, including the disruption to our business resulting in declines in our operating results and financial condition, the incurrence of significant expenses associated with the retention of legal, financial and other advisors as a result of the review of strategic alternatives, the potential negative impact on our ability to attract, retain and motivate key employees, and exposure to potential litigation in connection with this process and effecting any strategic alternative. Any potential transaction would be dependent on a number of factors that may be beyond our control, including, among other things, market conditions, industry trends, and the interest of third parties in any potential transaction with the Company.

If a strategic alternative is identified, we may be affected by factors related to the feasibility and timing of consummating a transaction, including our ability to obtain required third-party consents and any adverse regulatory developments or determinations or adverse changes in, or interpretations of, the U.S. or foreign tax and other laws, rules or regulations that could materially impact, delay or prevent completion of any transaction or other action.  Speculation regarding any developments related to the review of strategic alternatives and perceived uncertainties related to the future of our Company could cause our stock price to fluctuate significantly. There can be no assurances that the exploration of strategic alternatives will result in any transaction or, should our Board of Directors approve a transaction, no assurances of the value to the Company’s shareholders thereof. The Company does not intend to discuss or disclose developments with respect to the process unless and until otherwise determined that further disclosure is appropriate or required by regulation or law. No formalized timetable has been established for the completion of the strategic review.

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

3.3

Amended and Restated Bylaws dated September 26, 2007, as amended by Bylaw Amendment dated October 11, 2021. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 13, 2021).

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

10.1

Credit Agreement, dated as of September 29, 2021, among Huttig Building Products, Inc., Huttig, Inc. and JP Morgan Chase Bank, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 1, 2021).

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
Date: November 4, 2021
Jon P. Vrabely
President and Chief Executive Officer
(Principal Executive Officer)

HUTTIG BUILDING PRODUCTS, INC.

/s/ Philip W. Keipp
Date: November 4, 2021
Philip W. Keipp
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)