Form 10-K
period 2021-12-31
HUTTIG BUILDING PRODUCTS INC
filed 2022-03-03
CIK 1093082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of the last business day of the quarter ended June 30, 2021 was approximately $143 million. For purposes of this calculation only, the registrant has excluded stock beneficially owned by the registrants’ directors and officers. By doing so, the registrant does not admit that such persons are affiliates within the meaning of Rule 405 under the Securities Act of 1933 or for any other purposes.

The number of shares of Common Stock outstanding on February 28, 2022 was 27,330,147 shares.

DOCUMENTS INCORPORATED HEREIN BY REFERENCE.

Parts of the registrant’s definitive proxy statement for the 2022 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

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

There are a number of factors, some of which are beyond our control that could cause our actual results to differ materially from those expressed or implied in the forward-looking statements. These factors include, but are not limited to: our ability to successfully identify and execute upon a potential strategic alternative to maximize shareholder value; the success of our growth initiatives; risks associated with our private brands; the strength of new construction, home improvement and remodeling markets, including the overall strength of the homebuilding industry where the historical annual average of total housing starts from 1959 to 2021 is approximately 1.4 million starts based on statistics tracked by the U.S. Census Bureau (“Historical Average”); the cyclical nature of our industry; risks of international suppliers; the impact of global health concerns, including the current COVID-19 pandemic, and governmental responses to such concerns, on our business, results of operations, liquidity and capital resources; product liability claims and other legal proceedings; market price changes, including inflation; commodity prices and demand in light of the COVID-19 pandemic; competition with existing or new industry participants; our failure to attract and retain key personnel and our general employee population; deterioration in our relationship with our unionized employees, including work stoppages or other disputes; funding requirements for multi-employer pension plans for our unionized employees; our ability to comply with, and the restrictive effect of, the financial covenant applicable under our credit facility; deterioration of our customers’ creditworthiness or our inability to forecast such deteriorations, particularly in light of the COVID-19 pandemic; the loss of a significant customer; termination of key supplier relationships; the ability to source alternative suppliers in light of the COVID-19 pandemic; supply chain disruption; current or future litigation; the cost of environmental compliance, including actual expenses we may incur to resolve proceedings we are involved in arising out of a formerly owned facility in Montana; federal and state transportation regulations; uncertainties resulting from changes to United States and foreign laws, regulations and policies; the potential impact of changes in tariff costs, including tariffs on imported steel and aluminum, and potential anti-dumping or countervailing duties; fuel cost increases; stock market volatility; failure to meet exchange listing requirements; stockholder activist disruption; information technology failures, network disruptions, cybersecurity attacks or breaches in data security; significant uninsured claims; the integration of any business we acquire and the liabilities of such businesses; the seasonality of our operations; any limitations on our ability to utilize our deferred tax assets to reduce future taxable income and tax liabilities; intangible asset impairment; and those factors set forth under Part I, Item 1A – “Risk Factors.” These factors may not constitute all factors that could cause actual results to differ from those discussed in any forward-looking statement. Accordingly, forward-looking statements should not be relied upon as a predictor of actual results.

PART I

ITEM 1—BUSINESS

General

In this Annual Report, when we refer to “Huttig,” the “Company,” “we” or “us,” we mean Huttig Building Products, Inc. and its subsidiary unless the context indicates otherwise.

Huttig Building Products, Inc., a Delaware corporation incorporated in 1913, was founded in 1885 and is a leading domestic distributor of millwork, building materials and wood products used principally in new residential construction and in-home improvement, remodeling and repair work. We purchase from leading manufacturers and distribute our products through 25 wholesale distribution centers serving 41 states. Our distribution centers sell principally to building materials dealers, national buying groups, home centers and industrial users, including makers of manufactured homes. For the year ended December 31, 2021, we generated net sales of $937.8 million.

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

Doors and engineered wood products often require our value-added service before they are delivered to our customers. Such services include pre-finishing exterior door units, pre-hanging exterior and interior door units and cutting engineered wood products from standard lengths to job-specific requirements. In addition, with respect to the majority of our products, we have the capability to buy in bulk and disaggregate these large shipments to meet individual customer stocking requirements. Also, we carry a depth and breadth of products that our customers and suppliers cannot reasonably stock themselves. Likewise, our suppliers benefit from our broad geographic footprint of distribution centers enabling them to supply a broader breadth of products and cost-effectively reach a greater number of end users.  Many of the value-added services we provide are highly customized and cannot be provided effectively by our suppliers. In addition, our sales force extends our suppliers’ effective coverage area and knowledge of regional trends. Our customers benefit from our business capabilities because they do not need to invest capital in door hanging facilities or cutting equipment, nor do they need to incur the costs associated with maintaining large inventories of products. Our size, broad geographic presence, extensive fleet and logistical capabilities often enable us to purchase products in large volumes at favorable prices, stock a diverse range of products for rapid delivery and manage inventory in a reliable, efficient manner.

We serve our customers, whether they are a local dealer or national account, through our wholesale distribution centers. Our broad geographic footprint enables us to work with our customers and suppliers to ensure that local inventory levels, merchandising, purchasing and pricing are tailored to the requirements of each market. Each distribution center also has access to our single-platform nationwide inventory management system. This provides the local manager with real-time inventory availability and pricing information. We support our distribution centers with credit and financial management, training and marketing programs and human resources expertise. We believe that these distribution capabilities and efficiencies provide a competitive advantage that allows us to deliver quality products in a timely manner and allow for the efficient operation of our customers’ and suppliers’ supply chain, as compared to many local and regional competitors.

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

New housing activity in the United States has shown improvement each year since 2009, the trough period of the housing downturn. In 2021, activity crossed the Historical Average of total housing starts from 1959 to 2021 of over 1.4 million. Total new housing starts in the United States were 1.6 million, 1.4 million and 1.3 million in 2021, 2020 and 2019, respectively.  Total new single family housing starts were 1.0 million, 1.0 million and 0.9 million in 2021, 2020 and 2019, respectively, based on data from the U.S. Census Bureau.

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

Strategic Initiatives

Our Board of Directors regularly reviews our strategic process. In October 2021, in consultation with our financial and legal advisors, our Board of Directors initiated a process to evaluate potential strategic alternatives.

Our strategy is to increase stockholder value. To accomplish this, we have developed strategic initiatives that prioritize the growth and diversification of our business. These initiatives require investments in our infrastructure, our people and technology platform.  We believe these actions will improve operating leverage over the intermediate term.

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

Although we continue to invest in our organization to attract the best talent to achieve our goal of creating a top-performing, disciplined organization with talented, engaged, and empowered people to ensure the execution of our goals and initiatives, the COVID-19 pandemic has caused some adjustments to our workforce and our approach to doing business.  We have implemented significant safety and workplace precautions to protect our employees, including requiring employees to work from home when it is otherwise not essential to work from our corporate office or branch locations to perform their jobs.  As operations of our customers and suppliers have stabilized, we increased our investments in replacement equipment and continued investment in our technology platform to achieve improved operating efficiencies in the functional areas of the business while delivering advanced customer interface technology to make Huttig the clear supplier of choice for the products we sell.

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

	2021	2020	2019
Millwork	44%	45%	47%
Building Products	48%	48%	45%
Wood Products	8%	7%	8%

 Customers

During 2021, we served approximately 2,800 customers, with one customer, Lumbermen’s Merchandising Corporation (“LMC”) accounting for 14% of our sales in 2021 and 15% of our sales in both 2020 and 2019. LMC is a buying group representing multiple building material dealers. Our top 10 customers, including buying groups, accounted for approximately 48% of our total sales in 2021. We observed certain of our customers experiencing disruptions to their operations and reducing their purchases due to the impact of COVID-19 and governmental restrictions.

Building materials pro dealers represent our single largest customer group. Within the pro dealer category, a large percentage of our sales are to national accounts, including buying groups. These are large pro dealers, or groups of pro dealers, that generally operate in more than one state or region. We also sell to short line specialty dealers that focus on specific segments of the building industry, national retail home centers, and manufactured housing. We believe that our size, which lets us purchase in bulk, achieve operating efficiencies, operate on a national scale, and offer competitive pricing, makes us well suited to service the various segments of the dealer community. Our sales to national accounts, including buying groups, were 54%, 51% and 48% in 2021, 2020, and 2019.

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

The pandemic continues to adversely impact the supply chain, with some of our suppliers putting us on allocation as a result of reduced product and labor shortages resulting in longer lead-times for the fulfillment of certain goods.

We purchased products from over 500 different suppliers in 2021. We generally negotiate with our major suppliers on a national basis to leverage our aggregate purchasing power, which we believe provides us with an advantage over our locally-based competitors. The majority of our purchases are made from suppliers who offer payment discounts and volume-related incentive programs. Although we generally do not have exclusive distribution rights for our key products and we do not have long-term contracts with many of our suppliers, we believe our national footprint, buying power and distribution network make us an attractive distributor for many manufacturers. Moreover, our long operating history has allowed us to forge long-standing relationships with many of our key suppliers who rely on us as a critical part of their supply chain.

We regularly evaluate opportunities to introduce new products. This is primarily driven by opportunities created by customer demand or market requirements. We have found that customers generally welcome a greater breadth of product offering to improve their purchasing and operating efficiencies by providing “one stop” shopping. Similarly, selectively broadening our product offering enables us to drive additional products through our distribution system, thereby increasing the efficiency of our operations by better leveraging our existing infrastructure.  The benefit created by this operating leverage may be offset by the cost to establish the new product line, expand our facilities and purchase the inventory.  We source much of our private label products internationally which offers the opportunity for higher margins, but the longer lead-times on internationally sourced products also generally require an increased investment in inventory. We are also continuing to invest in automated, high-capacity, pre-finish door lines and focus sales resources for further penetration of the home improvement, repair and remodel market.

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

Our results of operations are affected by new housing activity in the United States. In 2021, total housing starts increased approximately 16%, to 1.6 million, which is greater than the long-term Historical Average of 1.4 million starts. Based on the current level of housing activity, interest rates and industry forecasts, we expect new housing activity in 2022 to be comparable with 2021, but we cannot be certain.

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

We depend on cash flow from operations and funds available under our revolving credit facility to finance seasonal working capital needs, capital expenditures, investments in our product lines, including Huttig-Grip, and any acquisitions we may undertake. Typically, our working capital requirements are greatest in the second and third quarters, due to the seasonal nature of our business. The second and third quarters also tend to be our strongest operating quarters, largely due to more favorable weather throughout many of our markets compared to the first and fourth quarters. We typically generate cash from working capital reductions in the fourth quarter of the year and build working capital during the first quarter in preparation for our second and third quarters. This year we generated cash from operations in the second, third and fourth quarters due to improved operational performance and working capital management. In 2021, our working capital benefitted from product line rationalization intended to strengthen our focus on core and strategic products, including Huttig-Grip. We source our private label product internationally and domestically. Sourcing Huttig-Grip products internationally requires longer lead-times and higher inventory levels to ensure available supply, but it also provides the opportunity for higher margins. Generally, internationally-sourced products are financed upon shipment from the port of origin, thus resulting in lower levels of accounts payable. There have been significant shipping delays for our internationally-sourced products as a result of supply chain challenges, including the impact from COVID-19. This has had a mitigating effect on our Huttig-Grip sales.

As a percentage of total current assets, inventories were 54% and 57% and accounts receivable were 37% and 37%, each respectively at December 31, 2021 and 2020. We also closely monitor operating expenses and inventory levels during seasonally affected periods and, to the extent possible, manage variable operating costs to minimize seasonal effects on our profitability.

Credit

Huttig maintains an overall credit policy for sales to customers and delegates responsibility for most credit decisions to regional credit personnel. Our credit policies, together with careful monitoring of customer balances, have resulted in bad debt expense of less than 0.2% of revenue in each of 2021, 2020 and 2019. Substantially all of our sales in 2021 were to customers to whom we had provided credit for those sales.

Backlog

Our customers generally order products on an as-needed basis. As a result, a substantial portion of product shipments in a given fiscal quarter result from orders received in that same quarter. Although order backlog has historically only represented a very small percentage of the product sales that we anticipate in a given quarter, we continue to experience order backlog in excess of historic norms as a result of the impact of COVID-19 supply chain disruption. However, we do not believe the increase is significant and is not necessarily indicative of actual sales for any future period.

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

Employees/Human Capital

As of December 31, 2021, we employed approximately 1,100 people, of which approximately 12% were represented by seven unions. We have not experienced any strikes or other work interruptions in recent years and have maintained generally favorable relations with our employees. We continue to refine our performance and compensation review systems, safety guidance and employee support programs to further the development and security of our personnel.

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

Distribution businesses supporting online sales continue to grow rapidly and increase competition for traditional warehouse workers. Additionally, recruiting and retaining employees has been complicated by enhanced unemployment benefits for workers laid off as a result of COVID-19, discouraging some employees from returning to entry level positions. Although most of these enhanced benefits have expired, we have not experienced any significant improvement in the availability of workers.

Given these challenges, during 2021 we focused on programs designed to retain capable employees and, as a result of our efforts, employee retention rates significantly improved over prior year and in comparison to Bureau of Labor Statistic benchmarks.

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

Strategic Initiatives

We cannot provide assurance that our strategic review process will result in a transaction, or that any such transaction would be successful. The process of exploring strategic alternatives, or its conclusion, could adversely impact our business and our stock price.

In October 2021, we announced that the Company’s Board of Directors, consistent with its strategic review process and in consultation with its financial and legal advisors, had initiated a process to evaluate potential strategic alternatives to maximize shareholder value. In connection therewith, the Company engaged Lincoln International to assist in the process. The process remains ongoing.

There can be no assurances that the strategic review process will result in the announcement or consummation of a transaction, or that any resulting transaction would maximize shareholder value. The terms of any such transaction would be dependent on a number of factors, some of which may be beyond the Company’s control.

The strategic review process itself could adversely impact our business, financial condition and results of operations. The process could result in the diversion of management attention from running the business, be time consuming and disruptive to the Company’s operations. We could incur substantial expenses in connection with the process, with no assurance that the process will result in a beneficial outcome. There could also be a negative impact on the Company’s ability to attract, retain and motivate key employees. Further, we could be the subject of litigation either in connection with the process itself or in connection with any resulting transaction. The public announcement of the review could cause a negative impact on operating results if prospective or existing customers are reluctant to commit to new products or if existing customers decide to shift their business to a competitor. Further, speculation regarding any developments related to the strategic review and perceived uncertainties related to the future of the Company could cause our stock price to fluctuate significantly.

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

New housing activity in the United States has shown modest improvement since 2009, culminating with 2021 activity surpassing the long-term Historical Average of 1.4 million starts. Based on the current level of housing activity and industry forecasts, we expect new housing activity to remain robust, but we cannot be certain. There can be no assurance that the U.S. housing market will grow and develop in a manner consistent with our expectations. A new or prolonged downturn in current construction levels or any significant downturn in the major markets we serve or in the economy in general could have a material adverse effect on our operating results, liquidity and financial condition, including but not limited to our ability to comply with the financial covenant under our credit facility and could cause an impairment due to the implied valuation of our goodwill.  Reduced levels of construction activity may result in continued intense price competition among building materials suppliers, which may adversely affect our gross margins. Further, we extend credit to numerous customers who are generally susceptible to the same economic business risks as we are. Adverse homebuilding market conditions could result in financial failures of one, or more, of our significant customers and we may not necessarily be aware of any deteriorations in our customers’ position.

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

We use international suppliers to procure certain products. Global sourcing and foreign trade involve numerous factors, uncertainties, and risks, some of which are beyond our control, including increased shipping costs, increased import duties, more restrictive quotas, loss of most favored nation trading status, currency fluctuation, work stoppages, transportation delays, port of entry issues, economic uncertainties such as inflation, foreign government regulations, political unrest, natural disasters, war, terrorism, trade restrictions, sanctions and disputes, political instability, the financial stability of suppliers, merchandise quality issues, and tariffs and other import taxes.  Additionally, products acquired from international sources are generally paid for before leaving the international port, and require longer lead times due to production scheduling and transit requirements, which can negatively impact our liquidity. Operating in the international marketplace requires us to comply with U.S. and foreign laws and regulations applicable to our foreign operations, such as the Foreign Corrupt Practices Act and its counterparts in other foreign jurisdictions in which we operate. Negative press or reports about internationally manufactured products, which have become increasingly prominent, may sway public opinion, and thus customer confidence, away from the products sold by us. These and other issues affecting our international operations and suppliers could have a material adverse effect on our business, financial condition and results of operations.

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

The impact of the coronavirus outbreak negatively impacted our ability in 2021 to source certain products, and, in some cases, product pricing. COVID-19 might have a continuing negative impact on our business in 2022 as could any other similar global health concern.

Our use of international suppliers for production and shipping of certain products has been and continues to be negatively impacted by the regional or global outbreak of illnesses, including the novel coronavirus and its variants. The coronavirus has led to economic and trade disruptions, including the disruption of global supply chains, which have created a tightening of supplies and shortages in a number of areas, including basic raw materials. Any quarantines, labor shortages or other disruptions to our suppliers and their contract manufacturers, or our customers, would likely adversely impact our sales and operating results. In addition, a significant outbreak of epidemic, pandemic, or contagious diseases in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect the supply or demand for our products. Order lead times could be extended or delayed and pricing could increase. Some products or services may become unavailable if the regional or global spread were significant enough to prevent alternative sourcing. Beginning in 2020, we have experienced significant delays and disruption in the shipment of product from overseas, and an extended period of global supply chain and economic disruption could continue to materially affect our business, results of operations, and financial condition. We have also experienced labor shortages and disruptions from our vendors in the United States, and our customers were impacted by the COVID-19 pandemic, resulting in reduced sales.  While we are unable to predict the possible future effect on our Company if coronavirus, its variants or another such virus continues to expand globally, we expect the impact of COVID-19 to continue throughout 2022.

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

Our profitability may be impacted by market price changes, including inflation, and hard to predict.

Demand for our products is correlated with new residential construction and influenced by the economic environment, including interest rates, consumer sentiment and rates of inflation or deflation. Price inflation or deflation can significantly impact our operating results. Fluctuations in product pricing, especially commodity prices, make it difficult to predict our financial results with any degree of certainty. During 2021, demand for many of the products we sell in a supply constrained environment, coupled with higher input costs at the manufacturer level, have resulted in price inflation for certain of the products we sell. While inflation increased the prices for our products during 2021, the extent of the inflationary environment’s effect on our continuing operational and financial performance will depend on future developments, which are highly uncertain, outside of our control and cannot be predicted with confidence, such as broad macroeconomic factors, the duration, scope, and severity of the pandemic and the actions taken to contain or mitigate these factors.  Many of the same pandemic and economic pressures that have impacted the supply chain have the potential to impact consumer sentiment and new residential construction, which could have an adverse impact on demand for many of the products we sell. Any failure to maintain or increase sales volumes, combined with fluctuations, such as commodity and other product price inflation or deflation, may impact the purchase and/or selling price of our products, which could adversely affect our profitability.

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

Human Capital

Our failure to attract and retain key personnel and our general employee population could have a material adverse effect on our future success.

Our future success depends, to a significant extent, upon the continued service of our executive officers and other key management and sales personnel and on our ability to continue to attract, retain and motivate qualified personnel.  If the price of our common stock performs poorly, such performance may adversely affect our ability to retain or attract key personnel.  If we are unable to continue to provide attractive equity compensation awards or other compensation incentives for any reason, we may be unable to retain and motivate existing personnel and recruit new personnel.  The loss of the services of one or more key employees or our failure to attract, retain and motivate qualified personnel could have a material adverse effect on our business.  In addition, the availability of labor in the markets in which we operate has declined in recent years and the competition for such labor has increased, especially during the economic crisis experienced throughout the COVID-19 pandemic. A significant increase in wages paid by competitors for personnel could result in insufficient availability of labor in our distribution centers or increase our labor costs, or both. If the supply of labor is constrained or our costs of attracting and maintaining a workforce increase, our profit margins could decrease, our ability to hire and retain qualified personnel at our distribution centers could decline, and our growth potential and brand image could be impaired.

A number of our employees are unionized, and any work stoppages by our unionized employees may have a material adverse effect on our results of operations.

Approximately 12% of our employees were members of labor unions as of December 31, 2021 and are represented by seven collective bargaining agreements.  We may become subject to significant wage increases or additional work rules imposed by future agreements with labor unions representing our employees. Any such cost increases or new work rule implementation could materially increase our operating expenses.  In addition, although we have not experienced any strikes or other significant work interruptions in recent years and have maintained generally favorable relations with our employees, no assurance can be given that there will not be any work stoppages or other labor disturbances in the future, which could have a material adverse effect on our business, financial condition, and results of operations.

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

We fund our working capital by borrowing funds under a $250.0 million asset-based senior secured revolving credit facility, which contains a minimum fixed charge coverage ratio (“FCCR”) that is tested if our excess borrowing availability, as defined in the facility, reaches an amount in the range of less than $15.0 million to $25.0 million depending on our borrowing base at the time of testing. For 2021, the minimum FCCR was not required to be tested as excess borrowing availability was greater than the minimum threshold but, if we had been unable to maintain excess borrowing availability of more than the applicable amount in the range of $15.0 million to $25.0 million as required, we would have met the minimum required FCCR. If, in the future, we fail to meet the required FCCR and are unable to maintain excess borrowing availability of more than the applicable required amount, our lenders may, at their option, terminate the loan commitments and accelerate the repayment of the entire amount outstanding under the credit facility. Our lenders also could foreclose on our assets that secure our credit facility. In that event, we would be forced to seek alternative sources of financing, which may not be available on terms acceptable to us or at all.

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

Borrowings under our credit agreement and other variable rate indebtedness may use the London Interbank Offering Rate (“LIBOR”) as a benchmark for establishing the applicable interest rate. LIBOR is the subject of recent regulatory guidance and proposals for reform, which may cause LIBOR to cease to be used entirely or to perform differently than in the past. The consequences of these developments with respect to LIBOR cannot be entirely predicted but could result in an increase in the cost of our variable rate indebtedness causing a negative impact on our financial position, liquidity and results of operations. Our credit agreement contains provisions for alternate variable rate benchmarks using alternate, but undetermined, spreads. See Part II, Item 7A—“Quantitative and Qualitative Disclosures about Market Risk” for additional information.

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

The majority of our sales are on account where we provide credit to our customers.  In 2021, our bad debt expense compared to total net sales was less than 0.2%. Our customers are generally susceptible to the same economic business risks as we are.  Furthermore, we may not necessarily be aware of any deterioration in their financial position.  If our customers’ financial positions become impaired, it could have a significant adverse impact on our bad debt exposure and could have a material adverse effect on our operating results, cash flow and liquidity.

A significant portion of our sales are concentrated with a relatively small number of customers. A loss of one or more of these customers could have a material adverse effect on our business, financial condition, and results of operations.

In 2021, our top ten customers, including buying groups, represented 48% of our sales, with one customer accounting for 14% of our sales.  This customer is a buying group for multiple building material dealers.  Although we believe that our relationships with our customers are strong, the loss of one or more of these customers could have a material adverse effect on our business, financial condition, and results of operations.

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

Additionally, in the event of litigation, we may sustain significant damages or settlement expenses (regardless of merit), litigation expenses and significant harm to our reputation. Any amount that we may be required to pay to satisfy a judgment or settlement may not be covered by insurance. Filing claims under these policies may result in our inability to maintain adequate liability insurance at acceptable costs or on favorable terms. Under our organizational documents and the indemnification agreements that we have entered into with our directors and officers and third parties, we are required to indemnify and advance expenses to them in connection with their participation in certain proceedings.  There can be no assurance that any of these payments will not be material.

We face risks of incurring significant costs to comply with environmental regulations.

We are subject to federal, state and local environmental protection laws and regulations and may have to incur significant costs to comply with these laws and regulations in the future. Increased public awareness and concern regarding climate change and the enactment of new environmental laws or regulations, or changes in existing laws or regulations, might require us to make significant expenditures or restrict operations.  Some of our current and former distribution centers are located in areas where environmental contamination may have occurred, and for which we, among others, could be held responsible.  As a result, we may incur material environmental liabilities in the future with respect to our current or former distribution center locations. In addition, we may also be held responsible for environmental liabilities associated with products that we distribute or have distributed in the past.  For example, we are required to remediate a property formerly owned by us in Montana pursuant to a unilateral administrative order issued by the Montana Department of Environmental Quality (“DEQ”).  Although we believe we have accurately estimated the cost of implementing the remediation work at the site based on the information we have currently, we cannot provide assurance of the total cost of implementing the final remediation work at the site due to the currently unknown variables relating to the actual levels of contaminants and additional sampling and testing to ensure the remediation will achieve the projected outcome required by the DEQ.  Our total cost of implementing the final remediation work at the site may exceed the amounts we have accrued for the matter and thereby negatively impact our business, financial condition and results of operations.

Further, government administrations and agencies, the investment community, employees and other stakeholders have had an increased focus on certain environmental, social and governance (“ESG”) factors, issues and initiatives. Regulatory and other legal changes in laws in response to such ESG matters could require material efforts and costs by us to comply with such changes.

Federal and state transportation regulations, as well as increases in the cost of fuel, could impose substantial costs on us, which could adversely affect our results of operations.

We use our own fleet of approximately 170 tractors, 30 trucks and 310 trailers to service customers throughout the United States. The U.S. Department of Transportation (“DOT”) regulates our operations, and we are subject to safety requirements prescribed by the DOT. Vehicle dimensions and driver hours of service are subject to both federal and state regulation. More restrictive limitations on vehicle weight and size, trailer length and configuration, or driver hours of service could increase our costs.

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

The market price and liquidity of our common stock could be subject to wide fluctuations in response to numerous factors, many of which are beyond our control. These factors include, among other things, our limited trading volume, actual or anticipated variations in our operating results and cash flow, the nature and content of our earnings releases, announcements or events that impact our business and the general state of the securities market, as well as general economic, political and market conditions and other factors that may affect our future results. In 2021, the price of our common stock varied significantly. Stockholders may have incurred substantial losses with regard to any investment in our common stock, adversely affecting stockholder confidence.

Our deferred tax assets could be substantially limited if we experience an ownership change as defined in the Internal Revenue Code.

We have deferred tax assets related to state net operating loss carryforwards (collectively, the “Deferred Tax Assets”). Under state tax laws, we can carry forward and use our Deferred Tax Assets to reduce our future taxable income and tax liabilities until such Deferred Tax Assets expire.

Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended (the “Code”) provide an annual limitation on our ability to utilize our Deferred Tax Assets, as well as certain built-in losses, against future taxable income in the event of a change in ownership (as defined under the Code). While we have adopted a rights plan to protect stockholder value by attempting to diminish the risk to our ability to use our Deferred Tax Assets (see “Stockholder Rights Plan” under Part II, Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information), we could experience a change in ownership in the future as a result of changes in our stock ownership that are beyond our control, and any such subsequent changes in ownership for purposes of the Code could further limit our ability to use our Deferred Tax Assets. Accordingly, any such occurrences could adversely impact our ability to offset future tax liabilities and, therefore, adversely affect our financial condition, results of operations and cash flow.

Stockholder activists could cause a disruption to our business.

In recent years, stockholder activists have become involved in numerous public companies. Stockholder activists frequently propose to involve themselves in the governance, strategic initiatives and operations of public companies. Such proposals may disrupt our business and divert management and employee attention, and any perceived uncertainties as to our future direction resulting from such a situation could result in the loss of potential business opportunities, interfere with our ability to execute our growth initiatives, be exploited by our competitors, cause concern to our current or potential customers, and make it more difficult to attract and retain qualified personnel and business partners, all of which could adversely affect our operations. Further, a proxy contest for the election of directors at our annual meeting could require us to incur significant legal fees and proxy solicitation expenses. Actions of activist stockholders may cause significant fluctuations in our stock prices based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.

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

In addition, our insurance underwriters require collateral, generally in the form of letters of credit, which reduce our borrowing availability under our senior secured credit facility. As of December 31, 2021, we had $3.5 million in letters of credit outstanding. Changes in the actual number of large claims could increase our collateral requirements and reduce our borrowing availability under our credit facility.

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

ITEM 1B—UNRESOLVED STAFF COMMENTS

None

ITEM 2—PROPERTIES

Our corporate headquarters are located at 555 Maryville University Drive, Suite 400, St. Louis, Missouri 63141, in a leased facility. We own 13 of our 25 distribution centers and lease the remaining properties.  The owned distribution centers secure our senior credit facility. Warehouse space at distribution centers aggregated to approximately 3.0 million square feet as of December 31, 2021. Distribution centers range in size from approximately 4,000 square feet to 450,000 square feet. The types of facilities at these centers vary by location, from traditional wholesale distribution warehouses to facilities with broad product offerings and capabilities for a range of value added services such as pre-hung door operations. We believe that our locations are well maintained and adequate for their use.

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

PART II

ITEM 5—MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the NASDAQ exchange under the ticker symbol “HBP.” At February 28, 2022, there were approximately 1,300 holders of record of our common stock.

In order to make cash available for use in operations, debt reduction, stock repurchases and potential acquisitions, we have not declared, nor do we anticipate at this time declaring or paying, any cash dividends on our common stock.  Provisions of our credit facility contain various restrictions, which, among other things, limit our ability to incur indebtedness, incur liens, make certain types of acquisitions, declare or pay dividends, repurchase shares or sell assets outside of the ordinary course of business. Accordingly, the payment of further dividends is at the discretion of our Board of Directors (the “Board”) and is further limited by various restrictions contained in our credit facility.  See “Liquidity and Capital Resources” under Part II, Item 7— “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

See “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” under Part III, Item 12—for information on securities authorized for issuance under equity compensation plans.

There were no unregistered sales of equity securities by the Company during the years ended December 31, 2021 or 2020.

ITEM 6

[Reserved]

ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Objective

The following discussion of our financial condition, results of operations and statistical disclosures is intended to supplement the data provided elsewhere in this Form 10-K. Management’s discussion and analysis examines our operating results with supplemental data, metrics and market considerations utilized by Company management to evaluate results and make operating decisions. This discussion is intended to enhance the reader’s understanding of the context in which our operational results were achieved, the quality and variability of earnings and cash flow, and to support conclusions regarding the likelihood that past performance could be replicated in the future. This discussion is qualified in its entirety by reference to the statements under the caption “Cautionary Statement Relevant to Forward-Looking Information for the Purpose of “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995” set forth earlier in this Form 10-K.

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

Industry Conditions

Our sales depend heavily on the strength of local and national new residential construction, home improvement and remodeling markets. New housing activity has shown improvement each year since 2009, the trough period of the downturn. In 2021, total housing starts increased approximately 16%, to 1.6 million, crossing the Historical Average. Based on the current level of housing activity, interest rates and industry forecasts, we expect new housing activity in 2022 to be comparable with 2021, but we cannot be certain.

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

Income Taxes— Deferred tax assets (“DTAs”) and liabilities are recognized for the future tax benefits or liabilities attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates would be recognized in income in the period that includes the enactment date. We regularly review our deferred tax assets for recoverability and establish a valuation allowance when we believe that such assets may not be recovered, taking into consideration historical operating results, expectations of future earnings, changes in operations, the expected timing of the reversal of existing temporary differences and available tax planning strategies. As of December 31, 2021, we carry a valuation allowance for substantially all of our deferred state tax assets, net.

Currently, we have $24.9 million of DTAs, of which $6.6 million is related to state net operating loss carry-forwards that can be used to offset taxable income in future periods and reduce our income taxes payable in those future periods. The state tax loss carryforwards will begin expiring in 2022. We maintain a $6.0 million deferred tax asset valuation allowance for state net operating losses (“NOLs”) that are more likely than not to expire before utilization. The deferred tax valuation allowance is assessed each reporting period and the amount of net deferred tax assets considered realizable could be adjusted in future periods based on the Company’s financial performance. Our federal tax loss carryforwards of $41.4 million were fully utilized in 2021. The state net operating loss carryforwards remain available to offset future taxable income. Although we believe our estimates to be reasonable, differences in our future operating results from these projections could significantly change our estimates of and realization of these deferred tax assets in future periods.

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

Results of Operations

This section discusses our results of operations for the year ended December 31, 2021 as compared to the year ended December 31, 2020. For a discussion and analysis of the year ended December 31, 2020, compared to the same period in 2019 refer to Management's Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 2, 2021.

Continuing Operations

Net sales were $937.8 million in 2021, an increase of $145.5 million, or approximately 18.4%, compared to $792.3 million in 2020. Net sales in 2020 were significantly affected by the onset of the pandemic. Our net sales growth in the fourth quarter of 2021 was 24.8%, representing strong growth as compared to a growth rate of 16.4% for the nine months ending September 30, 2021. Our 2021 sales growth, although moderated by restructuring activities announced in the second quarter of 2020 and by our 2020 product rationalization activities, was driven by an improved residential construction market, a favorable pricing environment, including elevated levels of inflation, and by growth in certain strategic product categories. The inflationary environment was elevated by demand-driven pricing with higher input costs throughout the channel, including labor and materials, and is reflective of the challenges within the supply chain and labor markets experienced throughout much of 2021.

Net sales in our major product categories changed as follows in 2021 from 2020: millwork sales increased 15.5% to $412.2 million, building product sales increased 18.2% to $447.9 million, and wood products increased 38.0% to $77.7 million. Millwork sales, although most impacted by the disruption in our supply chain and by our 2020 restructuring and product rationalization activities, performed well and benefited from improved demand and market pricing. Demand for our value-added millwork products exceeded supply, creating an input-constrained ability to produce. Building products sales increased due to consistent high levels of demand for certain product lines within the category, including certain strategic product lines such as Huttig Grip fasteners; however, sales growth in this category was also affected by supply chain disruption, and by product rationalization activities related to our objective of focusing on higher-margin, non-commoditized products. Wood product sales benefited from higher market prices on a year-over-year basis.

Gross margin increased $48.6 million, or 30.5%, to $208.0 million in 2021 as compared to $159.4 million in 2020. Gross margin as a percentage of net sales increased to 22.2% in 2021 compared to 20.1% in 2020. Gross margins were favorably impacted by our continued focus on non-commoditized, strategic product lines which carry higher margins, as well as effective pricing management. We also benefited from increased purchasing incentives in 2021. The increase in our gross margin percentage from these actions more than offset the impact from a disproportionate increase in lower-margin direct sales in 2021 compared to 2020.

We use the last-in, first-out (LIFO) inventory valuation method to value inventories. In 2021, this resulted in gross margins that were $18.3 million lower, representing 2.0% of net sales, than if the first-in, first-out (FIFO) inventory valuation method had been used. In 2020, the LIFO inventory valuation method reduced gross margins by $2.4 million, representing 0.3% of net sales. For the previous ten years, on an annual basis, the LIFO inventory valuation method resulted in an average reduction in gross margins of approximately 0.2% of net sales as compared to the FIFO inventory valuation method. The significant impact in 2021 as compared to historical levels reflects pricing inflation within certain product lines as well as higher inventory levels to support increased demand compared to 2020.

Operating expenses, increased $10.2 million, or 7.0%, to $155.8 million, or 16.6% of net sales, in 2021, compared to $145.6 million, or 18.4% of net sales, in 2020. Personnel expenses increased $10.4 million, reflecting increased variable incentive compensation from improved operating results, wage increases and reinstatement of compensation and other cost reductions taken in 2020 as a result of the pandemic. These increases were partially offset by lower medical costs and a $1.5 million Cares Act Employee Retention Tax Credit. Non-personnel expenses decreased $0.2 million in 2021, primarily benefitting from a $2.1 million class action settlement received during the fourth quarter related to interior doors, as well as an improved bad debt provision, mostly offset by higher fuel, insurance and tax costs. Overall, our cost structure was levered against higher sales volume.

Operating income in 2020 includes a restructuring charge of $1.5 million and goodwill impairment charge of $9.5 million. There were no charges recorded for these items in 2021.

Net interest expense was $2.5 million in 2021 compared to $3.6 million in 2020. The lower interest expense in 2021 reflected both lower average outstanding borrowings and lower interest rates.

We recognized income tax expense from continuing operations of $2.2 million for the year ended December 31, 2021 compared to income tax expense of $0.1 million for the year ended December 31, 2020. Income tax expense was mitigated in 2021 by utilization of $41.4 million of federal tax loss carryforwards. See Note 13 — “Income Taxes” of the Notes to Consolidated Financial Statements in Part II, Item 8 for more information.

As a result of the foregoing factors, we reported net income from continuing operations of $49.1 million in 2021 as compared to a net loss of $0.9 million in 2020.

Discontinued Operations

We recorded a $0.6 million after-tax loss from discontinued operations in 2021, due to an increase in the estimated costs of environmental obligations, primarily related to a site of a former operation. See Note 10 − “Commitments and Contingencies” of the Notes to Consolidated Financial Statements in Part II, Item 8 for more information regarding the environmental liability. See Note 16—“Discontinued Operations” of the Notes to the Consolidated Financial Statements in Part II, Item 8 for more information regarding discontinued operations.

Stockholder Rights Plan

On May 18, 2016, the Board entered into a rights agreement (the “Rights Agreement”) with ComputerShare Trust Company, N.A. and declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of common stock, $0.01 par value per share, of the Company.  The dividend was paid at close of business on May 31, 2016 to the stockholders of record on that date.  The Board adopted the Rights Agreement to protect stockholder value by protecting the Company’s ability to capture the value of its net operating losses used to reduce potential future federal income tax obligations.  The Rights Agreement was approved by the Company’s stockholders at the 2017 annual meeting of stockholders. On May 6, 2019 the Board approved and we entered into a First Amendment to Rights Agreement between the Company and ComputerShare Trust Company, N.A., as rights agent. The amendment, among other things, (i) extended the final expiration date (as defined in the Rights Agreement) from May 18, 2019 to May 18, 2022; (ii) changed the initial purchase price (as defined in the Rights Agreement) from $13.86 to $13.39; and (iii) increased the period pursuant to which the Board has to consider an exemption request (as defined in the Rights Agreement) from ten business days to 20 business days.  The Rights Agreement will expire on the earliest of (i) May 18, 2022, (ii) the time at which the Rights are redeemed or exchanged, as provided for in the Rights Agreement, (iii) the repeal of Section 382 of the Internal Revenue Code of 1986, as amended, if the Board determines that the Rights Agreement is no longer necessary for the preservation of the Company’s NOLs, and (iv) the beginning of a taxable year of the Company to which the Board determines that no NOLs may be carried forward. We adopted the Rights Agreement to protect stockholder value by attempting to diminish the risk that our ability to use our NOLs to reduce potential future federal income tax obligations may become substantially limited.

See Note 15 − “Rights Agreement” of the Notes to Consolidated Financial Statements in Part II, Item 8 for more information regarding the Rights Agreement.

Liquidity and Capital Resources

We depend on cash flow from operations and funds available under our revolving credit facility to finance seasonal working capital needs, capital expenditures, additional investment in our product lines, and any acquisitions that we may undertake. Typically, our working capital requirements are greatest in the second and third quarters, reflecting the seasonal nature of our business. The second and third quarters also tend to be our strongest operating quarters, largely due to more favorable weather throughout many of our markets compared to the first and fourth quarters. We typically generate cash from working capital reductions in the fourth quarter of the year and build working capital during the first quarter in preparation for our second and third quarters. We also maintain significant inventories to meet the rapid delivery requirements of our customers and to enable us to obtain favorable pricing, delivery and service terms with our suppliers. As part of our COVID-19 readiness and response plan, we significantly reduced our inventory levels in 2020. During 2021, cost management and focus on strategic products enabled us to continue generating cash and reducing debt, even as working capital, defined as accounts receivable, inventories, and net of accounts payable, increased $29.1 million in 2021.

As a percentage of total current assets, inventories were 54% and 57% and accounts receivable were 37% and 37%, each respectively at December 31, 2021 and 2020. We closely monitor operating expenses and inventory levels during seasonally affected periods and, to the extent possible, manage variable operating costs to minimize seasonal effects on our profitability.

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

Our existing asset-based senior secured revolving credit facility with JPMorgan Chase provides a maximum of $250 million of borrowing capacity and matures on September 29, 2026.

Operations—Cash provided by operating activities was $27.5 million in 2021 as compared to cash provided by operations of $42.6 million in 2020. Net income was $48.5 million in 2021 and net loss was $0.9 million in 2020. Operating cash flow benefitted primarily from improved profitability as we began to capture benefits from our strategic initiatives and strategic rationalization of product lines, as well as favorable management of working capital. Cash used for operating leases was $12.1 million in 2021 compared to $12.7 million in 2020. Our inventories increased $23.1 million in 2021 compared to a decrease of $33.7 million in 2020. The inventory reduction in 2020 resulted from execution of our COVID-19 readiness and response plan, enacted in anticipation of COVID-related sales declines, and from restructuring activities and rationalization of non-strategic product lines. Cash used in discontinued operations related to the formerly owned property in Montana was $0.8 million and $0.2 million in 2021 and 2020, respectively. Cash used for discontinued operations increased in 2021 due to a resumption of site work after a pause during the COVID-19 pandemic in 2020.

Investing—Net cash provided by investing activities was $0.4 million in 2021, as compared to cash used in investing activities of $1.5 million in 2020. In 2021 and 2020, we invested $1.3 million and $1.7 million, respectively, in property and equipment at various locations. In 2021 and 2020, we received $1.7 million and $0.2 million, respectively, from the sale of capital assets. The cash received in 2021 was primarily from the sale of our former Selkirk property, which we closed in 2020.

Financing—Cash used in financing activities was $24.9 million in 2021 compared to $43.0 million in 2020. In 2021, the activity reflected net repayments of $22.7 million under our credit facility and net repayments of $1.9 million for other debt obligations and $0.3 million for the net settlement of withholding taxes on stock-based awards. In 2020, we recorded net repayments of $41.5 million under our credit facility and net repayment of $1.5 million for other debt obligations. Cash used to repay debt in 2021 was primarily sourced from operational performance, and in 2020 was primarily sourced from operational performance and a reduction of working capital requirements.

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

In 2021, the fixed charge coverage ratio (FCCR) was not required to be tested as excess borrowing availability was greater than the minimum threshold. Though not required to be tested, we did meet the ratio at December 31, 2021. If we are unable to maintain excess borrowing availability of more than the applicable amount in the range of $15.0 million to $25.0 million and we do not meet the minimum FCCR, the lenders may, at their option, terminate the loan commitments and accelerate repayment of the entire amount outstanding under the senior credit facility. The lenders could also foreclose on our assets securing the credit facility. If the credit facility is terminated, we would be forced to seek alternative sources of financing, which may not be available on terms acceptable to us, or at all.

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

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have exposure to market risk as it relates to effects of changes in interest rates. We had debt outstanding under our senior credit facility of $67.1 million at December 31, 2021.

All of our debt under our revolving credit facility accrues interest on a floating-rate basis. If market interest rates for LIBOR had been different by an average of 1% for the year ended December 31, 2021, our interest expense and income before taxes would have changed by $0.9 million. These amounts are determined by considering the impact of the hypothetical interest rates on our borrowing cost throughout the year. This analysis does not consider the effects of any change in the overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management may take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our financial structure.

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

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Huttig Building Products, Inc. and subsidiary (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Slow-moving and obsolete inventory

As discussed in Note 1 to the consolidated financial statements, the Company reviews inventories on hand and records a provision for slow-moving and obsolete inventory based on historical and expected sales. The net inventory balance as of December 31, 2021 was $128.8 million.

We identified the evaluation of the Company’s provision for slow-moving and obsolete inventory as a critical audit matter. A higher degree of auditor judgment was required to evaluate the Company’s slow-moving and obsolete inventory provision due to estimation uncertainty. Specifically, assessing the Company’s estimate of expected sales of the inventory product based on historical sales required subjective auditor judgment.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s process to estimate slow-moving and obsolete inventory, including controls related to the analysis of expected sales based on historical sales. We analyzed on-hand inventory and the Company’s historical sales levels to evaluate the identification of slow-moving and obsolete inventory. We assessed the reasonableness of assumptions made by the Company regarding expected sales levels in comparison to slow-moving and obsolete inventory by (1) interviewing certain Company personnel, including personnel outside of the accounting department, to gain an understanding of sales activities, (2) analyzing underlying expected sales assumptions for a selection of on-hand inventory by comparing to historical sales activity and (3) assessing expected sales assumptions by comparing them to relevant industry trends.

/s/ KPMG LLP

We have served as the Company’s auditor since 2004.

St. Louis, Missouri
March 3, 2022

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2021	2020	2019
	(In millions, except per share data)
Net sales	$937.8	$792.3	$812.0
Cost of sales	729.8	632.9	650.0
Gross margin	208.0	159.4	162.0
Operating expenses	155.8	145.6	165.6
Gain on disposal of capital assets	(1.6)	—	—
Goodwill impairment	—	9.5	—
Restructuring charge	—	1.5	—
Operating income (loss)	53.8	2.8	(3.6)
Interest expense, net	2.5	3.6	6.6
Income (loss) from continuing operations before income taxes	51.3	(0.8)	(10.2)
Provision for income taxes	2.2	0.1	11.1
Net income (loss) from continuing operations	49.1	(0.9)	(21.3)
Net loss from discontinued operations, net of taxes of ($0.2), ($0.0) and ($0.0), respectively	(0.6)	—	—
Net income (loss)	$48.5	$(0.9)	$(21.3)

Net income (loss) from continuing operations per share - basic and diluted	$1.79	$(0.03)	$(0.84)
Net loss from discontinued operations per share - basic and diluted	$(0.02)	$-	$-
Net income (loss) per share - basic and diluted	$1.77	$(0.03)	$(0.84)

Weighted average shares outstanding:
Basic shares outstanding	27.5	26.0	25.4
Diluted shares outstanding	27.5	26.0	25.4

See notes to consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2021	2020
	(In millions)
ASSETS
Current Assets:
Cash and equivalents	$3.3	$0.3
Trade accounts receivable, net	88.6	69.3
Inventories, net	128.8	105.7
Other current assets	18.3	10.6
Total current assets	239.0	185.9

Property, Plant and Equipment:
Land	5.0	5.0
Building and improvements	31.8	32.3
Machinery and equipment	60.5	58.2
Gross property, plant and equipment	97.3	95.5
Less accumulated depreciation	70.3	67.1
Property, plant and equipment, net	27.0	28.4

Other Assets:
Operating lease right-of-use assets	38.1	33.9
Other	5.7	4.4
Total other assets	43.8	38.3

Total Assets	$309.8	$252.6

See notes to consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2021	2020
	(In millions, except per share amounts)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$1.8	$1.7
Current maturities of operating lease right-of-use liabilities	10.2	9.1
Trade accounts payable	66.4	53.1
Accrued compensation	18.0	10.0
Other accrued liabilities	20.1	15.7
Total current liabilities	116.5	89.6
Non-current Liabilities:
Long-term debt, less current maturities	69.6	92.4
Operating lease right-of-use liabilities, less current maturities	27.9	24.9
Other non-current liabilities	2.7	2.4
Total non-current liabilities	100.2	119.7

Shareholders’ Equity:
Preferred shares; $.01 par (5,000,000 shares authorized)	—	—
Common shares; $.01 par (75,000,000 shares authorized: 27,390,741 shares issued and outstanding at December 31, 2021 and 26,889,190 at December 31, 2020)	0.3	0.3
Additional paid-in capital	50.8	49.5
Retained earnings (accumulated deficit)	42.0	(6.5)
Total shareholders’ equity	93.1	43.3

Total Liabilities and Shareholders’ Equity	$309.8	$252.6

See notes to consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Shares	Additional	Retained Earnings	Total
	Outstanding,	Paid-In	(Accumulated	Shareholders’
	at Par Value	Capital	Deficit)	Equity
	(In millions)
Balance at January 1, 2019	$0.3	$46.0	$15.7	$62.0
Net loss	—	—	(21.3)	(21.3)
Payment for taxes related to share settlement of equity awards	—	(0.1)	—	(0.1)
Stock compensation expense	—	2.3	—	2.3
Balance at December 31, 2019	0.3	48.2	(5.6)	42.9
Net loss	—	—	(0.9)	(0.9)
Stock compensation expense	—	1.3	—	1.3
Balance at December 31, 2020	0.3	49.5	(6.5)	43.3
Net income	—	—	48.5	48.5
Payment for taxes related to share settlement of equity awards	—	(0.3)	—	(0.3)
Stock compensation expense	—	1.6	—	1.6
Balance at December 31, 2021	$0.3	$50.8	$42.0	$93.1

See notes to consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2021	2020	2019
	(In millions)
Cash Flows From Operating Activities:
Net income (loss)	$48.5	$(0.9)	$(21.3)
Adjustments to reconcile net income (loss) to cash provided by operations:
Net loss from discontinued operations, net of taxes	0.6	—	—
Depreciation and amortization	4.9	5.2	5.7
Non-cash interest expense	0.2	0.2	0.2
Stock compensation expense	1.6	1.3	2.3
Deferred taxes	(0.4)	—	11.1
Goodwill impairment	—	9.5	—
Restructuring charge	—	1.5	—
Gain on disposal of capital assets	(1.6)	—	—
Changes in operating assets and liabilities:
Trade accounts receivable	(19.3)	(8.8)	8.5
Inventories	(23.1)	33.7	(5.4)
Trade accounts payable	13.3	(3.7)	5.3
Other	3.6	4.8	0.2
Cash provided by continuing operating activities	28.3	42.8	6.6
Cash used in discontinued operating activities	(0.8)	(0.2)	(0.4)
Total cash provided by operating activities	27.5	42.6	6.2
Cash Flows From Investing Activities:
Capital expenditures	(1.3)	(1.7)	(1.7)
Proceeds from disposition of capital assets	1.7	0.2	—
Cash provided by (used in) investing activities	0.4	(1.5)	(1.7)
Cash Flows From Financing Activities:
Payments of revolving credit debt agreement	(235.9)	(215.6)	(277.5)
Borrowings of revolving credit debt agreement	213.2	174.1	276.5
Net repayment of other obligations	(1.9)	(1.5)	(2.0)
Payment for taxes related to share settlement of equity awards	(0.3)	—	(0.1)
Cash used in financing activities	(24.9)	(43.0)	(3.1)
Net increase (decrease) in cash and equivalents	3.0	(1.9)	1.4
Cash and equivalents, beginning of year	0.3	2.2	0.8
Cash and equivalents, end of year	$3.3	$0.3	$2.2

Supplemental Disclosure of Cash Flow Information:
Interest paid	$2.3	$3.4	$6.5
Income taxes paid	1.7	0.1	0.3
Non-cash financing activities:
Assets acquired with debt obligations	1.9	0.2	0.9

See notes to consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019

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

Inventory—Inventories are valued at the lower of cost or market. The Company’s entire inventory is comprised of finished goods. The Company reviews inventories on hand and records a provision for slow-moving and obsolete inventory. The provision for slow-moving and obsolete inventory is based on historical and expected sales. Approximately 87% and 88% of inventories were determined by using the last-in, first-out (“LIFO”) method of inventory valuation as of December 31, 2021 and 2020, respectively. The balance of all other inventories is determined by the average cost method. The first-in, first-out cost would be higher than the LIFO valuation by $39.8 million at December 31, 2021 and $21.5 million at December 31, 2020.

Supplier Rebates—The Company enters into agreements with certain suppliers which provide volume-driven purchase rebates. The Company accrues a receivable based on purchase quantities and reduces the cost of inventory by the same amount.

Property, Plant and Equipment—Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets and is charged to operating expenses. Building and improvements lives range from 3 to 25 years. Machinery and equipment lives range from 3 to 10 years. The Company recorded depreciation expense of $4.6 million, $4.7 million and $4.8 million in 2021, 2020 and 2019, respectively.

Goodwill—The carrying value of goodwill is considered impaired when a reporting unit’s fair value is less than its carrying value. In that event, goodwill impairment is recognized to the extent the reporting unit’s carrying value exceeds its fair value. The last review for goodwill impairment was performed as of March 31, 2020 following a broad market selloff over concerns of the impact of COVID-19 on macroeconomic conditions; the Company’s market capitalization had declined below the carrying value of equity. As a result of this interim goodwill impairment test, the Company recognized a goodwill impairment charge of $9.5 million in the first quarter of 2020. After this impairment there was no remaining goodwill on the Company’s balance sheet. See Note 5, “Goodwill and Other Intangible Assets” for additional information.

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

Shipping and Handling—Costs associated with shipping and handling products to the Company’s customers are charged to operating expense. Shipping and handling costs were $37.4 million, $35.9 million and $39.5 million in each of 2021, 2020 and 2019, respectively.

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

Concentration of Credit Risk—The Company grants credit to customers, substantially all of whom are dependent upon the construction sector. The Company periodically evaluates its customers’ financial condition but does not generally require collateral. Customers with high credit risk may be required to pay up front. A significant portion of our sales are concentrated with a relatively small number of our customers. Our top ten customers represented 48% of our sales in 2021. The Company had a single customer representing approximately 14% of total sales in 2021 and 15% in both 2020 and 2019. This customer is a buying group for multiple building material dealers.

Collective Bargaining Agreements—As of December 31, 2021, approximately 12% of our employees were represented by one of seven collective bargaining agreements.

Segments—Operating segments are components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. At December 31, 2021 and 2020, under the definition of a segment, each of our distribution centers is considered an operating segment of our business. Operating segments may be aggregated if the operating segments have similar economic characteristics and if the nature of the products, distribution methods, customers and regulatory environments are similar. The Company has aggregated its distribution centers into one reporting segment.

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

Regarding direct sales, the Company is the principal in the arrangement and is responsible for fulfilling the promise to provide specific goods to its customers, including product specifications, pricing and modifications prior to delivery.  Direct sales, as a percentage of net sales, were 22%, 18%, and 18% in each of the years ended December 31, 2021, 2020 and 2019, respectively.

The following table disaggregates revenue by product classification (in millions):

	2021	2020	2019
Millwork	$412.2	$357.0	$384.6
Building Products	447.9	379.0	366.6
Wood Products	77.7	56.3	60.8
Net Sales	$937.8	$792.3	$812.0

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

The following lease costs are included on the consolidated statements of operations (in millions):

	2021	2020
Operating Lease Cost	$11.9	$12.4

Finance Lease Cost:
Amortization of right-of-use assets	$1.3	$1.4
Interest on lease liabilities	0.2	0.2
Total finance lease cost	$1.5	$1.6

At January 1, 2020, the Company’s right-of-use assets were $40.9 million and lease liabilities were $41.3 million.  The following lease assets and liabilities are included on the condensed consolidated balance sheet (in millions):

	2021	2020
Operating Leases:
Operating lease right-of-use assets	$38.1	$33.9

Current maturities of operating lease right-of-use liabilities	10.2	9.1
Operating lease right-of-use liabilities, less current maturities	27.9	24.9
Total operating lease liabilities	$38.1	$34.0

Finance Leases:
Gross property, plant and equipment	$13.0	$11.1
Accumulated depreciation	(7.4)	(6.3)
Property, plant and equipment, net	$5.6	$4.8

Current maturities of long-term lease liabilities	$1.4	$1.4
Long-term lease liabilities, less current maturities	2.2	1.9
Total finance lease liabilities	$3.6	$3.3

As of December 31, 2021, the weighted average remaining lease term for the Company’s operating leases was 4.8 years and for its financing leases was 3.3 years. These leases have weighted average discount rates of 5.5% and 4.7% for operating leases and financing leases, respectively. The rate implicit in the lease is used to discount leases when known. While the implicit rate is often known for finance leases, the Company is generally unable to calculate the implicit rate in operating leases because it does not have access to the lessor’s residual value estimates nor the amount of the lessor’s deferred initial direct costs.  When the implicit rate is not known, the Company uses the incremental borrowing rate for secured loans of similar term. The Company uses available data for unsecured loans to borrowers of similar credit to the Company and adjusts the rate to reflect the effect of providing collateral equivalent to the outstanding obligation balance.

The following cash flow items are included on the consolidated statement of cash flows (in millions):

	2021	2020
Operating cash used for operating leases	$12.1	$12.7
Operating cash used for finance leases	$0.2	$0.2
Financing cash used for finance leases	$1.6	$1.5

Maturities of lease liabilities are as follows (in millions):

	Finance leases	Operating leases
2022	$1.4	$12.0
2023	1.2	9.9
2024	0.7	7.0
2025	0.5	5.1
2026	0.2	4.0
Thereafter	-	5.5
Total lease payments	$4.0	$43.5
Less: imputed interest	(0.4)	(5.4)
Total future lease obligation	$3.6	$38.1

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

The following table summarizes goodwill activity for the three years in the period ended December 31, 2021 (in millions):

		Accumulated	Goodwill,
	Goodwill	Impairments	Net
Balance at January 1, 2019	$21.3	$(11.8)	$9.5
No activity in 2019	—	—	—
Balance at December 31, 2019	21.3	(11.8)	9.5
Impairment	—	(9.5)	(9.5)
Balance at December 31, 2020	21.3	(21.3)	—
No activity in 2021	—	—	—
Balance at December 31, 2021	$21.3	$(21.3)	$—

Information regarding the Company’s other amortizable intangible assets is as follows (in millions):

			Accumulated
	Cost		Amortization
	2021	2020	2021	2020
Customer relationships	$4.9	$4.9	$2.6	$2.4
Trademarks	1.6	1.6	1.6	1.5
Other	1.6	1.6	1.6	1.6
Total amortizable intangible assets (1)	$8.1	$8.1	$5.8	$5.5
(1)	Amortizable intangible assets are included in “Other Assets.”

Customer relationships are amortized over 15 to 16 years. Trademarks are amortized over five years and other intangibles are amortized over three years. The Company recorded amortization expense of $0.3 million, $0.5 million and $0.9 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Estimated intangible asset amortization expense, by year in the aggregate, consists of the following at December 31, 2021 (in millions):

Amortization
2022	$0.2
2023	0.2
2024	0.2
2025	0.2
2026	0.2
Thereafter	1.3
Total	$2.3

6.    ALLOWANCE FOR DOUBTFUL ACCOUNTS

The allowance for doubtful accounts consisted of the following (in millions):

	December 31,
	2021	2020	2019
Balance at beginning of year	$3.0	$3.1	$2.1
Provision charged to expense	(0.9)	0.3	1.1
Write-offs, less recoveries	—	(0.4)	(0.1)
Balance at end of year	$2.1	$3.0	$3.1

The Company recorded bad debt expense of less than 0.1% of net sales in 2021 and 2020, and less than 0.2% of net sales in 2019.

7.    DEBT

Debt consisted of the following (in millions):

	December 31,
	2021	2020
Revolving credit facility	$67.1	$89.8
Other obligations	4.3	4.3
Total debt	71.4	94.1
Less current portion	1.8	1.7
Long-term debt	$69.6	$92.4

Credit Facility— In September 2021, the Company entered into a five-year, $250 million asset-based senior secured revolving credit facility (“credit facility”) with a maturity date of September 29, 2026, replacing its prior credit facility. Borrowing availability under the credit facility is based on eligible accounts receivable, inventory and real estate. The real estate component of the borrowing base amortizes monthly over 15 years on a straight-line basis. Borrowings under the credit facility are collateralized by substantially all of the Company’s assets, and the Company is subject to certain operating limitations applicable to a loan of this type, which, among other things, place limitations on indebtedness, liens, investments, mergers and acquisitions, dispositions of assets, cash dividends and transactions with affiliates. The Company pays a commitment fee for unused capacity of 0.25% per annum.

At December 31, 2021, under the credit facility, the Company had revolving credit borrowings of $67.1 million outstanding at a weighted average interest rate of 1.43% per annum, letters of credit outstanding totaling $3.5 million, primarily for health and workers’ compensation insurance, and $163.2 million of additional committed borrowing capacity based on existing collateral levels. The Company had $3.6 million of financing leases and $0.7 million of other obligations outstanding at December 31, 2021 at a weighted average borrowing rate of 4.74% and 6.11%, respectively.

At December 31, 2020, under the credit facility, the Company had revolving credit borrowings of $89.8 million outstanding at a weighted average interest rate of 1.46% per annum, letters of credit outstanding totaling $3.2 million, primarily for health and workers’ compensation insurance, and $59.0 million of additional committed borrowing capacity. In addition, the Company had $3.3 million of financing leases and $1.0 million of other obligations outstanding at December 31, 2020 at a weighted average rate of 5.21% and 6.11%.

The sole financial covenant in the credit facility is the minimum fixed charge coverage ratio (“FCCR”) of 1.00:1.00, which must be tested by the Company if the excess borrowing availability falls below an amount in the range of $15.0 million to $25.0 million, depending on our borrowing base. Although not required to be tested, the Company did meet the ratio at December 31, 2021. The FCCR must also be tested on a pro forma basis prior to consummation of certain significant business transactions outside the ordinary course of our business, as defined in the agreement.

Maturities—At December 31, 2021, the aggregate scheduled maturities of debt were as follows (in millions):

2022	$1.8
2023	1.4
2024	0.6
2025	0.4
2026	67.2
Total	$71.4

The fair value of long-term debt, as calculated using the aggregate cash flows from principal and interest payments over the life of the debt, was approximately $65.1 million and $93.8 million at December 31, 2021 and 2020, respectively, based upon a discounted cash flow analysis using current market interest rates.

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

9.    OTHER ACCRUED LIABILITIES

The Company had other accrued liabilities consisting of the following (in millions):

	2021	2020
Self insurance	3.4	4.0
Sales incentive programs	9.1	6.8
Short-term environmental	1.1	1.1
Other accruals	6.5	3.8
Other accrued liabilities	$20.1	$15.7

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

The Company paid $0.8 million, $0.2 million and $0.4 million in 2021, 2020 and 2019, respectively, for costs related to implementation of the RAWP.  While the Company expects ongoing remediation expenditures to continue, it is unable to ascertain the timeline for completion given the uncertain nature of projects of this type.  Following a review of the remaining costs to complete the remediation, the Company recorded a charge of $0.6 million, net of taxes, in the fourth quarter of 2021 which was reflected in discontinued operations. The Company estimates the total remaining cost of implementing the RAWP to be $2.3 million at December 31, 2021 and this amount is accrued in “other accrued liabilities” and “other non-current liabilities” on the consolidated balance sheets. The Company believes the accrual represents a reasonable best estimate of the total remaining remediation costs, based on facts, circumstances, and information currently available.  However, there are currently unknown variables relating to the actual levels of contaminants and amounts of soil that will ultimately require treatment or removal and as part of the remediation process, additional soil and groundwater sampling, and bench and pilot testing is required to ensure the remediation will achieve the outcome required by the DEQ.  The ultimate final amount of remediation costs and expenditures are difficult to estimate with certainty and as a result, the amount of actual costs and expenses ultimately incurred by the Company with respect to this property could be lower than, or exceed the amount accrued as of December 31, 2021 by a material amount.  If actual costs are materially higher, the incremental expenses over the amount currently accrued could have a material adverse effect on our liquidity, financial condition and operating results.

With the consent of the DEQ, remediation efforts and expenditures were temporarily suspended during the pandemic in 2020 based on health, safety, financial and other considerations.  Remediation activities resumed in 2021.

In addition, some of the Company’s current and former distribution centers are located in areas where environmental contamination may have occurred, and for which the Company, among others, could be held responsible. The Company currently believes that there are no material environmental liabilities at any of its distribution center locations.

Legal Matters

The Company is party to various litigation matters, in most cases involving ordinary and routine claims incidental to its business. It cannot reasonably estimate the ultimate legal and financial liability with respect to all pending litigation matters. However, the Company believes, based on its examination of such matters, that the ultimate liability will not have a material adverse effect on its financial position, results of operation or cash flows.

11.    EMPLOYEE BENEFIT PLANS

Defined Contribution Plans—The Company sponsors a qualified defined contribution plan covering substantially all its employees. The plan provides for Company matching contributions based upon a percentage of the employee’s voluntary contributions.  The Company’s matching contributions were $1.0 million, $0.5 million and $1.7 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Defined Benefit Plans—The Company participates in several multi-employer pension plans that provide benefits to certain employees under collective bargaining agreements.  The risks of participating in these multi-employer plans are different from single-employer plans in the following aspects: (1) assets contributed to the multi-employer plan by one employer may be used to provide benefits to employees of other participating employers, (2) if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers, and (3) if the Company chooses to stop participating in some of its multi-employer plans, the Company may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability.  The Company’s total contributions to these plans was $0.9 million in each of the years ended December 31, 2021, 2020 and 2019.  A majority of the contributions were to the Western Conference of Teamsters Pension Plan.  The Company does not contribute more than 5% of total contributions for any of these multi-employer pension plans.  The Company’s participation in the multi-employer pension plans as of December 31, 2021 is outlined in the table below.

					Expiration Date
		Pension	Financial		of Collective-	12/31/2021
		Protection Act	Improvement	Surcharge	Bargaining	Company
Legal Name of Plan	EIN - Plan Number	Zone Status	Plan	Imposed	Agreement	Participants
Western Conference of Teamsters Pension Plan	91-6145047 - 001	Funded > 80%	No	No	12/1/2019 to	80
					6/30/2023
Southern California Lumber Industry Retirement Fund	95-6035266 - 001	Funded > 80%	No	No	6/30/2023	31
Central States, Southeast and Southwest Areas Pension Plan	36-6044243 - 001	Funded < 65%	Implemented	No	12/27/2023	4

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

Awards under the 2005 Plan are available for grant over a ten-year period unless terminated earlier by the Board. The Company granted 436,990, 480,325, and 510,684 shares of restricted stock to employees in 2021, 2020 and 2019, respectively.  No monetary consideration is paid to the Company by employees who receive restricted stock. The restricted shares vest ratably over three years.  Restricted stock can be granted with or without performance restrictions.

2005 Non-Employee Directors’ Restricted Stock Plan

Under the Company’s 2005 Non-Employee Directors’ Restricted Stock Plan, as amended and restated, incentive awards of up to 1,075,000 shares of common stock may be granted. Awards under this plan are available for grant over a ten-year period expiring March 23, 2029, unless terminated earlier by the Board. The Company granted 139,880, 90,000, and 90,000 shares of restricted stock in 2021, 2020 and 2019, respectively.

Summary of Stock-Based Compensation

The Company recognized approximately $1.6 million, $1.3 million, and $2.3 million in non-cash stock compensation expense for restricted stock awards in 2021, 2020 and 2019, respectively.

The following summary presents information regarding restricted stock and restricted stock units for the three years in the period ended December 31, 2021:

				Average
		Weighted	Aggregate	Remaining	Unrecognized
		Average	Intrinsic	Vesting	Compensation
	Shares	Grant Date	Value	Period	Expense
	(000’s)	Fair Value	(000’s)	(months)	(000’s)
Balance at January 1, 2019	1,012	$5.72
Granted	600	2.36
Restricted stock vested	(555)	5.33
Forfeited	(142)	5.07
Outstanding at December 31, 2019	915	3.85
Granted	480	1.41
Restricted stock vested	(377)	4.29
Forfeited	(26)	3.66
Outstanding at December 31, 2020	992	2.54
Granted	577	3.62
Restricted stock vested	(483)	3.12
Forfeited	(15)	2.80
Outstanding at December 31, 2021	1,071	$2.86	$11,852	21.9	$1,307
Restricted stock units vested at December 31, 2021	134	$2.56	$1,478	N/A	N/A

13.    INCOME TAXES

The provision for income taxes, relating to continuing operations, is composed of the following as of December 31, 2021, 2020 and 2019 (in millions):

	2021	2020	2019
Current:
U.S. Federal expense (benefit)	$1.2	$—	$(0.1)
State and local tax	1.2	0.1	0.1
Total current expense	2.4	0.1	—
Deferred:
U.S. Federal tax	0.4	0.1	9.7
State and local tax (benefit) expense	(0.6)	(0.1)	1.4
Total deferred (benefit) expense	(0.2)	—	11.1

Total income tax expense	$2.2	$0.1	$11.1

A reconciliation of income taxes based on the application of the statutory federal income tax rate to income taxes as set forth in the consolidated statements of operations is as follows for the years ended December 31, 2021, 2020 and 2019:

	2021	2020	2019
Federal statutory rate	21.0%	21.0%	21.0%
Increase (decrease) in taxes resulting from:
State and local taxes	6.1	(6.6)	(13.8)
Goodwill Impairment	—	(169.1)	—
Nondeductible items	0.7	(13.2)	(1.8)
Prior year true-up items	0.2	(33.5)	—
Restricted stock	(0.1)	(34.5)	(4.5)
Refundable tax credits	—	—	0.8
Other, net	—	—	(0.8)
Change in valuation allowance	(23.7)	219.8	(111.5)
Effective income tax rate	4.2%	(16.1)%	(110.6)%

At December 31, 2021, the Company had gross deferred tax assets (“DTAs”) of $24.9 million and a valuation allowance of $6.0 million, netting to deferred tax assets of $18.9 million. The Company had deferred tax liabilities of $18.5 million at December 31, 2021.  The Company had $0.4 million and zero net DTAs at December 31, 2021 and 2020, respectively.

In each reporting period, we assess the available positive and negative evidence to estimate if sufficient future taxable income would be generated to utilize the existing deferred tax assets. Starting in 2019, our operations were in a position of cumulative losses for the most recent three-year period. The cumulative loss incurred by the Company over the three-year period ended December 31, 2019 constituted a significant piece of objective negative evidence.  Such objective negative evidence limited the Company’s ability to consider other subjective evidence, such as projections for future profitability and growth.  Based on this evaluation, the Company concluded primarily that it is more likely than not that a significant portion of deferred tax assets would not be realized. Accordingly, the Company recorded a full valuation allowance on its net deferred tax asset position, resulting in an expense of $12.7 million in our provision for income taxes in 2019. For the three-year period ended December 31, 2020, the Company continued to be in a cumulative loss position, and the Company’s history of operating losses limited the weight applied to other subjective evidence, such as projections for future profitability. As a result, the Company maintained its valuation allowance at December 31, 2020. As a result of the Company’s financial performance in 2021, the Company is in a cumulative income position for the most recent three-year period. The Company released the valuation allowance related to federal deferred tax assets and certain state deferred tax assets during the third quarter 2021. As a result of the Company’s profitability during 2021, the federal net operating loss carryforwards were fully utilized. At December

31, 2021, the Company retained a valuation allowance for state net operating losses that are more likely than not to expire before utilization.

The income tax expense from continuing operations for 2021 was $2.2 million on an income before taxes of $51.3 million. For 2020, an income tax expense of $0.1 million was recorded on a pretax loss of $0.8 million.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“the Act”) was signed into law, making several changes to the Internal Revenue Code. The changes included, but are not limited to increasing the limitation on the amount of deductible interest expense under Code Section 163(j), allowing companies to carry back certain net operating losses, and increasing the amount of net operating loss carryforwards that corporations can use to offset taxable income. The Company benefited from these changes with an additional interest expense deduction of $4.3 million in 2020.

Deferred income taxes at December 31, 2021 and 2020 are comprised of the following (in millions):

	2021		2020
	Assets	Liabilities	Assets	Liabilities
Income tax loss carryforwards	$6.6	$—	$17.0	$—
Other accrued liabilities	1.1	—	1.7	—
Employee benefits related	4.3	—	1.9	—
Property, plant and equipment	—	1.1	—	0.3
Insurance related	0.7	0.6	0.7	0.6
Goodwill	0.5	—	0.5	—
Intangibles	0.5	—	0.5	—
Inventories	1.3	—	1.4	—
Accounts receivables	0.5	—	0.7	—
LIFO	—	7.4	—	5.6
Leases	9.4	9.4	8.4	8.3
Other	-	—	0.1	-
Gross deferred tax assets and liabilities	24.9	18.5	32.9	14.8
Valuation allowance	(6.0)	—	(18.1)	—
Total	$18.9	$18.5	$14.8	$14.8

The Company has state tax loss carryforwards reflected above. The Company fully utilized $41.4 million of federal tax loss carryforwards in 2021. As a result of the Tax Cuts and Jobs Act, any federal tax losses incurred by the Company starting in 2018 will have an indefinite carryforward. The Company fully utilized its interest limitation carryforward under IRC Section 163(j) in 2020, and has no carryforward as of December 31, 2021. The Company’s remaining state tax loss carryforwards have expiration dates from 2022 to 2041. The Company has no material uncertain tax positions at December 31, 2021 or December 31, 2020.

We file U.S. and state tax returns in jurisdictions with varying statutes of limitations.  The 2018 through 2021 tax years generally remain subject to examination by federal and state tax authorities.

14.    BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

The Company calculates its basic income (loss) per share by dividing net income (loss) allocated to common shares outstanding by the weighted average number of common shares outstanding.  Unvested shares of restricted stock participate in dividends on the same basis as common shares. As a result, these share-based awards meet the definition of participating securities and the Company applies the two-class method to compute earnings per share. The two-class method is an earnings allocation formula that treats participating securities as having rights to earnings that would otherwise have been available to common stockholders. In periods in which the Company has net losses, the losses are not allocated to participating securities because the participating security holders are not obligated to share in such losses.  The following table presents the number of participating securities and earnings allocated to those securities for the years ended December 31, 2021, 2020 and 2019 (in millions):

	2021	2020	2019
Earnings allocated to participating shareholders	$1.7	$—	$—
Number of participating securities	0.9	0.8	0.8

The diluted earnings per share calculations include the effect of the assumed exercise using the treasury stock method for both stock options and unvested restricted stock units, except when the effect would be anti-dilutive.  The following table presents the number of common shares used in the calculation of net income (loss) per share from continuing operations for the years ended December 31, 2021, 2020 and 2019 (in millions):

	2021	2020	2019
Weighted-average number of common shares-basic	27.5	26.0	25.4
Dilutive potential common shares	—	—	—
Weighted-average number of common shares-dilutive	27.5	26.0	25.4

The Company had no stock options outstanding at December 31, 2021, 2020 and 2019 and as such had no dilutive effect.

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

16.    DISCONTINUED OPERATIONS

The Company’s discontinued operations did not have any sales in 2021, 2020 or 2019.  In 2021, loss from discontinued operations net of taxes of $0.6 million were primarily related to changes in estimates associated with remediation of formerly owned property in Montana.

17.    RESTRUCTURING

During the second quarter of 2020, the Company announced the planned closure of its Columbus, OH and Selkirk, NY branches to improve operating results and gain operational efficiency through leverage of workforce, logistics and working capital. Some operations of the Selkirk branch were consolidated into the Company’s facility in Newington, CT. The Company recorded a $1.5 million pre-tax charge, which consisted of $0.7 million for estimated impairment of inventory and inventory transfer costs, $0.2 million of facility exit costs, $0.1 million for employee retention and extension of benefits, and $0.5 million for other branch closure costs.

The following table summarizes the restructuring activity during 2020 (in millions):

	2020 Charge to	Amounts	Reserve at
	Income	Utilized in 2020	December 31, 2020
Retention and benefits continuation costs	$0.1	$0.1	—
Facility exit costs	0.2	0.2	—
Inventory impairment and transfer costs	0.7	0.7	—
Other branch closure costs	0.5	0.4	0.1
Total pre-tax restructuring charges	$1.5	$1.4	$0.1

The Company had no restructuring obligations at December 31, 2021.

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

With the exception of closing two branches as a part of the Company’s restructuring efforts during 2020 (as discussed in Note 17, “Restructuring”), all of the Company’s branches remain open and capable of meeting customer needs. The Company has taken protective measures to guard the health and well-being of its employees and customers, including the implementation of social distancing requirements and remote work options where possible.

In 2020, the Company observed certain of its customers adjusting purchases and operations according to the impact of COVID-19 and governmental restrictions and has adjusted its own operations accordingly. The pandemic has had an adverse impact to the supply chain, with some of the Company’s suppliers putting the Company on allocation as a result of reduced inventory and labor shortages resulting in longer lead-times for the fulfillment of certain products. Early in the pandemic, in 2020, the Company adjusted its sales forecast and took proactive measures to protect its operating liquidity, including communicating with suppliers and customers, seeking modification of payment and other terms of rental and procurement agreements and monitoring its accounts receivable. The Company initially reduced inventory levels to meet an anticipated decrease in demand and has continued to manage inventories according to regularly updated sales forecasts. The Company also implemented cost containment measures, including closing two of its branches, lay-offs, wage reductions, suspension of matching contributions to its qualified defined contribution plan, and eliminated non-essential spend. Wages were reinstated for substantially all employees in October 2020. The senior management team continued to have reduced compensation until early 2021. Additionally, the compensation paid to our Board of Directors continued at a reduced level until early 2021. The Company experienced COVID-19 related delays in obtaining distribution and warehouse equipment during 2021. The Company has utilized its diverse overseas network to source alternative suppliers of its proprietary products, while simultaneously rationalizing its purchase volume to better align with its current sales projections and to manage the supply chain. While the Company believes these actions mitigated the impact of the pandemic on its operations in 2021 and 2020, it cannot provide any assurance that these actions will be successful if the pandemic continues to have a longer-term impact on the economy. As of December 31, 2021, the Company does not have any outstanding deferred obligations to suppliers as deferred amounts were repaid in 2020.

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A—CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures—The Company, under the supervision and with the participation of our Disclosure Committee and management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of December 31, 2021 in all material respects in (a) causing information required to be disclosed by us in reports that we file or submit under the Exchange Act to be recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (b) causing such information to be accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting—The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2021.

Because of inherent limitations, any system of internal control over financial reporting may not prevent or detect all misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of confidence with the policies and procedures may deteriorate.

There were no changes in the Company’s internal control over financial reporting during the Company’s fiscal fourth quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B—OTHER INFORMATION

None

ITEM 9C—DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None

PART III

ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding executive officers and directors of the Company is set forth in the Company’s definitive proxy statement for its 2022 Annual Meeting of Stockholders (the “2022 Proxy Statement”) under the captions “Executive Officers” and “Election of Directors,” respectively, and is incorporated herein by reference. To the extent applicable, information regarding Section 16(a) beneficial ownership reporting compliance is set forth in the 2022 Proxy Statement and is incorporated herein by reference.

The information regarding the Company’s “audit committee financial expert” and identification of the members of the Audit Committee of the Company’s Board of Directors is set forth in the 2022 Proxy Statement under the caption “Board Committees” and is incorporated herein by reference.

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

ITEM 11—EXECUTIVE COMPENSATION

The information required by Item 11 is set forth in the 2022 Proxy Statement under the captions “Board of Directors and Committees of the Board of Directors,” “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” and is incorporated herein by reference.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except as set forth below, the information required by Item 12 is set forth in the 2022 Proxy Statement under the captions “Beneficial Ownership of Common Stock by Directors and Management” and “Principal Stockholders of the Company,” and is incorporated herein by reference.

Equity Compensation Plan Information

The following table presents information, as of December 31, 2021, for equity compensation plans under which the Company’s equity securities are authorized for issuance.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	$—	1,785,354
Equity compensation plans not approved by security holders	—	N/A	—
Total	—	$—	1,785,354

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is set forth in the 2022 Proxy Statement under the captions “Certain Relationships and Related Transactions” and “Director Independence,” and is incorporated herein by reference.

ITEM 14—PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is set forth in the 2022 Proxy Statement under the caption “Principal Accounting Firm Services and Fees,” and is incorporated herein by reference.

PART IV

ITEM 15—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

1. Financial Statements:

Report of Independent Registered Public Accounting Firm (KPMG LLP, St. Louis, MO, Auditor ID: 185)

Consolidated Balance Sheets as of December 31, 2021 and 2020

Consolidated Statements of Operations for the years ended December 31, 2021, 2020 and 2019

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2021, 2020 and 2019

Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019

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

3.3

Amended and Restated Bylaws dated September 26, 2007, as amended by Bylaws Amendment dated October 11, 2021. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 13, 2021).

3.4

Certificate of Designations of Series A Junior Participating Preferred Stock of the Company. (Incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999).

3.5

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

*10.1

2005 Executive Incentive Compensation Plan, Fifth Amendment and Restatement Effective April 25, 2017. (Incorporated by reference to Attachment C to the Definitive Proxy Statement filed on March 17, 2017).

*10.2

2005 Non-Employee Directors’ Restricted Stock Plan, Fourth Amendment and Restatement Effective April 23, 2019. (Incorporated by reference to Attachment A to the Definitive Proxy Statement filed on March 12, 2019).

*10.3

Form of Restricted Stock Agreement under 2005 Executive Incentive Compensation Plan as amended (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for quarter ended June 30, 2015).

*10.4

Form of Restricted Stock Agreement under the 2005 Nonemployee Directors’ Restricted Stock Plan, as amended (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).

*10.5	Form of Change in Control Agreement. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).

*10.6	Form of Restricted Stock Award Agreement for Jon P. Vrabely. (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).

*10.7

Revised Form of CEO Cash Long Term Incentive Plan (LTIP) Award Agreement for Jon P. Vrabely. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021).

*10.8

Principal SERP Select Adoption Agreement executed May 18, 2016 by the Company. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016).

*10.9

Split Dollar Insurance Agreement Endorsement Method between the Company and Jon P. Vrabely dated May 18, 2016. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016).

*10.10

Amended and Restated Executive Agreement dated March 5, 2018, by and between Robert Furio and the Company. (Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017).

*10.11

First Amendment to Amended and Restated Executive Agreement between the Company and Robert Furio dated April 27, 2020 (Incorporated by reference to Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020).

*10.12

Second Amendment to Restated Executive Agreement between the Company and Jon P. Vrabely dated May 10, 2021 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 11, 2021).

*10.13

Second Amendment to Amended and Restated Executive Agreement between the Company and Robert Furio dated December 18, 2020 (Incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020).

10.14

Credit Agreement, dated as of September 29, 2021, among Huttig Building Products, Inc., Huttig, Inc. and JP Morgan Chase Bank, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 1, 2021).

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

Date: March 3, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jon P. Vrabely	President, Chief Executive Officer and Director (Principal Executive Officer)	March 3, 2022
Jon P. Vrabely

/s/ Philip W. Keipp	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 3, 2022
Philip W. Keipp

/s/ Delbert H. Tanner	Chairman of the Board	March 3, 2022
Delbert H. Tanner

/s/ Donald L. Glass	Director	March 3, 2022
Donald L. Glass

/s/ James F. Hibberd	Director	March 3, 2022
James F. Hibberd

/s/ Gina G. Hoagland	Director	March 3, 2022
Gina G. Hoagland

/s/ Patrick L. Larmon	Director	March 3, 2022
Patrick L. Larmon

/s/ J. Keith Matheney	Director	March 3, 2022
J. Keith Matheney