Form 10-Q
period 2022-03-31
HUTTIG BUILDING PRODUCTS INC
filed 2022-08-05
CIK 1093082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

The number of shares of Common Stock outstanding on May 2, 2022 was 27,326,213 shares.

PART I FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in millions, except per share data)

	Three Months Ended
	March 31,
	2022	2021
Net sales	$272.7	$214.7
Cost of sales	209.7	169.0
Gross margin	63.0	45.7
Operating expenses	42.0	36.9
Operating income	21.0	8.8
Interest expense, net	0.5	0.7
Income from operations before income taxes	20.5	8.1
Income tax provision	5.0	—
Income from continuing operations	15.5	8.1
Loss from discontinued operations, net of taxes	—	—
Net income	$15.5	$8.1

Earnings per share:
Earnings from continuing operations per share- basic and diluted	$0.56	$0.30
Loss from discontinued operations per share- basic and diluted	—	—
Net earnings per share - basic and diluted	$0.56	$0.30

Weighted average shares outstanding:
Basic shares outstanding	27.5	27.3
Diluted shares outstanding	27.5	27.4

See notes to condensed consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in millions)

	March 31,	December 31,	March 31,
	2022	2021	2021
ASSETS
CURRENT ASSETS:
Cash and equivalents	$3.9	$3.3	$4.4
Trade accounts receivable, net	136.6	88.6	107.4
Inventories, net	143.3	128.8	122.6
Other current assets	14.0	18.3	10.4
Total current assets	297.8	239.0	244.8

PROPERTY, PLANT AND EQUIPMENT:
Land	5.0	5.0	5.0
Buildings and improvements	32.2	31.8	32.3
Machinery and equipment	61.4	60.5	58.5
Gross property, plant and equipment	98.6	97.3	95.8
Less accumulated depreciation	71.3	70.3	68.2
Property, plant and equipment, net	27.3	27.0	27.6

OTHER ASSETS:
Operating lease right-of-use assets	36.4	38.1	34.3
Other	5.8	5.7	4.2
Total other assets	42.2	43.8	38.5
TOTAL ASSETS	$367.3	$309.8	$310.9

See notes to condensed consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in millions, except share data)

	March 31,	December 31,	March 31,
	2022	2021	2021
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$1.8	$1.8	$1.7
Current maturities of operating lease right-of-use liabilities	10.3	10.2	8.9
Trade accounts payable	100.2	66.4	80.0
Accrued compensation	7.6	18.0	10.6
Other accrued liabilities	26.7	20.1	16.6
Total current liabilities	146.6	116.5	117.8
NON-CURRENT LIABILITIES:
Long-term debt, less current maturities	83.5	69.6	113.5
Operating lease right-of-use liabilities, less current maturities	26.2	27.9	25.5
Other non-current liabilities	2.6	2.7	2.5
Total non-current liabilities	112.3	100.2	141.5

SHAREHOLDERS’ EQUITY:
Preferred shares: $.01 par (5,000,000 shares authorized)	—	—	—
Common shares: $.01 par (75,000,000 shares authorized: 27,327,813; 27,390,741; and 27,404,518 shares issued and outstanding at March 31, 2022, December 31, 2021 and March 31, 2021, respectively)	0.3	0.3	0.3
Additional paid-in capital	50.6	50.8	49.7
Retained earnings	57.5	42.0	1.6
Total shareholders’ equity	108.4	93.1	51.6

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$367.3	$309.8	$310.9

See notes to condensed consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(unaudited)

(in millions)

	Common Shares	Additional	Retained Earnings	Total
	Outstanding,	Paid-In	(Accumulated	Shareholders’
	at Par Value	Capital	Deficit)	Equity
Balance at January 1, 2021	$0.3	$49.5	$(6.5)	$43.3
Net income	—	—	8.1	8.1
Payment for taxes related to share settlement of equity awards	—	(0.2)	—	(0.2)
Stock compensation expense	—	0.4	—	0.4
Balance at March 31, 2021	$0.3	$49.7	$1.6	$51.6

Balance at January 1, 2022	$0.3	$50.8	$42.0	$93.1
Net income	—	—	15.5	15.5
Payment for taxes related to share settlement of equity awards	—	(0.4)	—	(0.4)
Stock compensation expense	—	0.2	—	0.2
Balance at March 31, 2022	$0.3	$50.6	$57.5	$108.4

See notes to condensed consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in millions)

	Three Months Ended
	March 31,
	2022	2021
Cash Flows From Operating Activities:
Net income	$15.5	$8.1
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1.2	1.3
Non-cash interest expense	—	0.1
Stock-based compensation	0.2	0.4
Deferred income taxes	(0.1)	—
Changes in operating assets and liabilities:
Trade accounts receivable	(48.0)	(38.1)
Inventories, net	(14.5)	(16.9)
Trade accounts payable	33.8	26.9
Other	0.7	1.7
Cash used in continuing operating activities	(11.2)	(16.5)
Cash used in discontinued operating activities	(0.3)	—
Total cash used in operating activities	(11.5)	(16.5)
Cash Flows From Investing Activities:
Capital expenditures	(1.4)	(0.2)
Total cash used in investing activities	(1.4)	(0.2)
Cash Flows From Financing Activities:
Borrowings of debt, net	14.0	21.0
Repurchase of shares to satisfy employee tax withholdings	(0.5)	(0.2)
Total cash provided by financing activities	13.5	20.8
Net increase in cash and equivalents	0.6	4.1
Cash and equivalents, beginning of period	3.3	0.3
Cash and equivalents, end of period	$3.9	$4.4

Supplemental Disclosure of Cash Flow Information:
Interest paid	$0.4	$0.6
Income taxes paid	—	—
Non-cash financing activities:
Assets acquired with debt obligations	—	0.1

See notes to condensed consolidated financial statements

HUTTIG BUILDING PRODUCTS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. BASIS OF PRESENTATION

The unaudited interim condensed consolidated financial statements of Huttig Building Products, Inc. and its subsidiary (the “Company” or “Huttig”) were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and reflect all adjustments (including normal recurring accruals) which, in the opinion of management, are considered necessary for the fair presentation of the results for the periods presented. Financial statement preparation further requires management to make estimates and assumptions. Management bases these estimates and assumptions on historical results and known trends as well as management forecasts. Actual results could differ from these estimates and assumptions and these differences may be material. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

The condensed consolidated results of operations and resulting cash flows for the interim periods presented are not necessarily indicative of the results that might be expected for the full year, or any other interim period, which may differ materially due to, among other things, the factors described in Part I, Item 2 of this Quarterly Report on Form 10-Q and those set forth under Part I, Item 1A – “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as updated by Part II, Item IA – “Risk Factors” of this Quarterly Report on Form 10-Q. Due to the seasonal nature of Huttig’s business, operating profitability is usually lower in the Company’s first and fourth quarters than in the second and third quarters.

2. NEW ACCOUNTING STANDARDS

Adoption of New Accounting Standards

Recent accounting pronouncements pending adoption are either not applicable or will not have, or are not expected to have, a material impact on our consolidated financial condition, results of operations, or cash flows.

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

Regarding direct sales, the Company is the principal of these arrangements and is responsible for fulfilling the promise to provide specific goods to its customers, including product specifications, pricing and modifications prior to delivery.  Direct sales as a percentage of net sales were 27.7% and 25.8% in the three month periods ended March 31, 2022 and 2021, respectively.

The following table disaggregates revenue by product classification (in millions):

	Three Months Ended
	March 31,
	2022	2021
Millwork products	$125.4	$96.2
Building products	125.8	101.9
Wood products	21.5	16.6
Net sales	$272.7	$214.7

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

	Three Months Ended
	March 31,
(in millions):	2022	2021
Operating Lease Cost	$3.1	$3.0

Finance Lease Cost:
Amortization of right-of-use assets	0.3	0.3
Interest on lease liabilities	—	0.1
Total finance lease cost	$0.3	$0.4

The following lease assets and liabilities are included on the condensed consolidated balance sheet (in millions):

	March 31,	December 31,	March 31,
	2022	2021	2021
Operating Leases:
Operating lease right-of-use assets	$36.4	$38.1	$34.3

Current maturities of operating lease right-of-use liabilities	10.3	10.2	8.9
Operating lease right-of-use liabilities, less current maturities	26.2	27.9	25.5
Total operating lease liabilities	$36.5	$38.1	$34.4

Finance Leases:
Gross property, plant and equipment	$13.8	$13.0	$11.2
Accumulated depreciation	(7.7)	(7.4)	(6.6)
Property, plant and equipment, net	$6.1	$5.6	$4.6

Current maturities of long-term lease liabilities	$1.5	$1.4	$1.4
Long-term lease liabilities, less current maturities	2.5	2.2	1.7
Total finance lease liabilities	$4.0	$3.6	$3.1

As of March 31, 2022, the weighted average remaining lease term for the Company’s operating leases was 4.7 years and for its financing leases was 3.5 years. These leases have weighted average discount rates of 5.5% and 4.6% for operating leases and financing leases, respectively. The rate implicit in the lease is used to discount leases when known. While the implicit rate is often known for finance leases, the Company is generally unable to calculate the implicit rate in operating leases because it does not have access to the lessor’s residual value estimates nor the amount of the lessor’s deferred initial direct costs.  When the implicit rate is not known, the Company uses the incremental borrowing rate for secured loans of similar term. The Company uses available data for unsecured loans to borrowers of similar credit to the Company and adjusts the rate to reflect the effect of providing collateral equivalent to the outstanding obligation balance.

The following cash flow items are included on the condensed consolidated statement of cash flows (in millions):

	Three Months Ended
	March 31,
	2022	2021
Operating cash used for operating leases	$3.1	$3.0
Operating cash used for finance leases	—	0.1
Financing cash used for finance leases	0.4	0.4

Maturities of lease liabilities are as follows (in millions):

	Finance Leases	Operating Leases
2022 (1)	$1.2	$9.0
2023	1.3	10.1
2024	0.8	7.2
2025	0.6	5.3
2026	0.4	4.1
Thereafter	0.1	5.8
Total lease payments	$4.4	$41.5
Less: imputed interest	(0.4)	(5.0)
Total future lease obligation	$4.0	$36.5
(1)	This amount excludes the three months ended March 31, 2022.

5. ALLOWANCE FOR DOUBTFUL ACCOUNTS

The allowance for doubtful accounts consisted of the following (in millions):

	March 31,
	2022	2021
Balance at beginning of year	$2.1	$3.0
Provision charged to expense	0.4	0.1
Write-offs, less recoveries	—	(0.5)
Balance at end of period	$2.5	$2.6

6. DEBT

Debt consisted of the following (in millions):

	March 31,	December 31,	March 31,
	2022	2021	2021
Revolving credit facility	$80.7	$67.1	$111.2
Other obligations	4.6	4.3	4.0
Total debt	85.3	71.4	115.2
Less current maturities of long-term debt	1.8	1.8	1.7
Long-term debt, less current maturities	$83.5	$69.6	$113.5

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

At March 31, 2022, the Company had revolving credit borrowings of $80.7 million outstanding at a weighted average interest rate of 1.84% per annum, letters of credit outstanding totaling $3.5 million, primarily used as collateral for health and workers’ compensation insurance, and $163.9 million of excess committed borrowing availability.  The Company pays an unused commitment fee of 0.25% per annum. In addition, the Company had $0.6 million of other obligations maturing in 2023 at a borrowing rate of 6.11%. The Company also had $4.0 million of financing lease obligations at March 31, 2022. See Note 4 – “Leases” for more information.

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

7. OTHER ACCRUED LIABILITIES

The Company had other accrued liabilities consisting of the following (in millions):

	March 31,	December 31,	March 31,
	2022	2021	2021
Self insurance	$3.9	$3.4	$6.2
Sales incentive programs	10.6	9.1	5.4
Short-term environmental	1.1	1.1	1.1
Other accruals	11.1	6.5	3.9
Other accrued liabilities	$26.7	$20.1	$16.6

8. CONTINGENCIES

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

The Company paid approximately $0.3 million in the first three months of 2022 implementing the RAWP.  The Company estimates the total remaining cost of implementing the RAWP to be $2.0 million at March 31, 2022, with $0.9 million in short-term other accrued liabilities and $1.1 million in other non-current liabilities. As of March 31, 2022, the Company believes the accrual represents a reasonable best estimate of the total remaining remediation costs, based on facts, circumstances, and information currently available.  However, there are currently unknown variables relating to the actual levels of contaminants and amounts of soil that will ultimately require treatment or removal. As part of the remediation process, additional soil and groundwater sampling, and bench and pilot testing are required to ensure the remediation will achieve the outcome required by the DEQ.  The ultimate final amount of remediation costs and expenditures is difficult to estimate with certainty and as a result, the amount of actual costs and expenses ultimately incurred by the Company with respect to this property could be lower than, or exceed the amount accrued as of March 31, 2022 by a material amount.  If actual costs are materially higher, the incremental expenses over the amount currently accrued could have a material adverse effect on the Company’s liquidity, financial condition and operating results.

With consent of the DEQ, remediation efforts and expenditures were temporarily suspended during 2020 as a result of pandemic-related health, safety, financial and other considerations.  During the first quarter of 2021, the Company re-engaged in remediation efforts in cooperation with the DEQ and expects to continue remedial activities throughout the remainder of 2022.

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

The following table presents the number of participating securities (in millions):

	Three Months Ended
	March 31,
	2022	2021
Earnings allocated to participating shareholders	$0.2	$0.3
Number of participating securities	0.4	1.0

The diluted earnings per share calculations include the effect of assumed exercise using the treasury stock method for unvested restricted stock units, except when the effect would be anti-dilutive.  The following table presents the number of common shares used in the calculation of net income per share from continuing operations (in millions):

	Three Months Ended
	March 31,
	2022	2021
Weighted-average number of common shares-basic	27.5	27.3
Dilutive potential common shares	—	0.1
Weighted-average number of common shares-diluted	27.5	27.4

10. INCOME TAXES

In each reporting period, the Company assesses available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of existing deferred tax assets. A significant component of this analysis is to determine whether the Company is in a cumulative loss position for the most recent three-year period. As a result of the Company’s financial performance in 2021, and the three-year period ended March 31, 2022, the Company is in a cumulative income position related to federal and certain state deferred tax assets. At March 31, 2022, the Company maintained an $6.6 million valuation allowance on other state deferred tax assets, including state net operating losses that are more likely than not to expire before utilization.

The Company’s effective tax rate from continuing operations was an expense of 24.2% and 0% for the three-month periods ended March 31, 2022 and 2021, respectively.

11. STOCK-BASED COMPENSATION

The Company recognized $0.2 million and $0.4 million in non-cash, stock-based compensation expense for the first quarter of 2022 and 2021, respectively.  During the first three months of 2022, the Company granted zero shares of restricted stock under its 2005 Executive Incentive Compensation Plan, as amended and restated. Most restricted shares vest in three equal installments on the first, second, and third anniversaries of the grant date. During the first three months of 2022, the Company granted zero shares of restricted stock under its Non-Employee Directors’ Restricted Stock Plan, as amended. The directors’ restricted shares vest on the first anniversary of the grant date. Unearned compensation expense is amortized into expense on a straight-line basis over the requisite service period for the entire award. As of March 31, 2022 and 2021, the total compensation expense not yet recognized related to all outstanding restricted stock awards was $1.1 million and $2.2 million, respectively.

12. WOODGRAIN PLAN OF MERGER

On March 20, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Woodgrain Inc., an Oregon corporation (“Woodgrain”), and HBP Merger Sub, Inc. a Delaware corporation and a wholly-owned subsidiary of Woodgrain (“Merger Sub”) under which Merger Sub will purchase all of the outstanding shares of the Company’s common stock for $10.70 per share. On May 3, 2022, Merger Sub and Woodgrain completed the acquisition of all outstanding shares of the Company, repaid the outstanding borrowings under the Credit Facility dated as of September 29, 2021, and terminated the Credit Facility. Additionally, on May 3, 2022, the Company notified The Nasdaq Market LLC (“Nasdaq”) that the Merger Agreement had been completed and requested that trading of the Company’s shares on Nasdaq be halted prior to the opening of trading on May 3, 2022 and suspended at the close of the trading on May 3, 2022.

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

There are a number of factors, some of which are beyond our control that could cause our actual results to differ materially from those expressed or implied in the forward-looking statements. These factors include, but are not limited to: our ability to successfully identify and execute upon a potential strategic alternative to maximize shareholder value; the success of our growth initiatives; risks associated with our private brands; the strength of new construction, home improvement and remodeling markets, including the overall strength of the homebuilding industry where the historical annual average of total housing starts from 1959 to 2021 is approximately 1.4 million starts based on statistics tracked by the U.S. Census Bureau (“Historical Average”); the cyclical nature of our industry; risks of international suppliers; the impact of global health concerns, including the current COVID-19 pandemic, and governmental responses to such concerns, on our business, results of operations, liquidity and capital resources; product liability claims and other legal proceedings; market price changes, including inflation; commodity prices and demand in light of the COVID-19 pandemic; competition with existing or new industry participants; our failure to attract and retain key personnel and our general employee population; deterioration in our relationship with our unionized employees, including work stoppages or other disputes; funding requirements for multi-employer pension plans for our unionized employees; our ability to comply with, and the restrictive effect of, the financial covenant applicable under our credit facility; deterioration of our customers’ creditworthiness or our inability to forecast such deteriorations, particularly in light of the COVID-19 pandemic; the loss of a significant customer; termination of key supplier relationships; the ability to source alternative suppliers in light of the COVID-19 pandemic; supply chain disruption; current or future litigation; the cost of environmental compliance, including actual expenses we may incur to resolve proceedings we are involved in arising out of a formerly owned facility in Montana; federal and state transportation regulations; uncertainties resulting from changes to United States and foreign laws, regulations and policies; the potential impact of changes in tariff costs, including tariffs on imported steel and aluminum, and potential anti-dumping or countervailing duties; fuel cost increases; stock market volatility; failure to meet exchange listing requirements; stockholder activist disruption; information technology failures, network disruptions, cybersecurity attacks or breaches in data security; significant uninsured claims; the integration of any business we acquire and the liabilities of such businesses; the seasonality of our operations; any limitations on our ability to utilize our deferred tax assets to reduce future taxable income and tax liabilities; intangible asset impairment; and those factors set forth under Part I, Item 1A – “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, as updated by Part II, Item 1A – “Risk Factors” of this Quarterly Report on Form 10-Q. These factors may not constitute all factors that could cause actual results to differ from those discussed in any forward-looking statement. Accordingly, forward-looking statements should not be relied upon as a predictor of actual results.

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

The following table sets forth our sales by product classification as a percentage of total sales:

	Three Months Ended
	March 31,
	2022	2021
Millwork products (1)	46%	45%
Building products (2)	46%	47%
Wood products (3)	8%	8%
Total net product sales	100%	100%

(1)	Millwork products generally include exterior and interior doors, pre-hung door units, windows, mouldings, frames, stair parts and columns.
(2)	Building products generally include composite decking, connectors, fasteners, housewrap, siding, roofing products, insulation and other miscellaneous building products.
(3)	Wood products generally include engineered wood products and other wood products, such as lumber and panels.

Industry Conditions

New housing activity has shown improvement each year since 2009. In 2021, total housing starts increased approximately 16% to 1.6 million, crossing the Historical Average of 1.4 million total housing starts from 1959 to 2021 based on statistics tracked by the United States Census Bureau. Total housing starts were approximately 0.4 million in the first three months of 2022. Through March 31, 2022, based on the most recent data provided by the United States Census Bureau, total new housing starts were 10.3% higher than 2021 levels for the corresponding three-month period.

In March 2020, the World Health Organization recognized the novel strain of coronavirus, COVID-19, as a pandemic. The United States, various other countries and state and local jurisdictions imposed, among other things, travel and business operation restrictions intended to limit the spread of the COVID-19 virus and advised or required individuals to adhere to social distancing or limit or forego their time outside of their home beginning the first quarter of 2020.  Some countries and jurisdictions began to lift these restrictions in 2021 as a result of the distribution of COVID-19 vaccines but, given the recent rise of COVID-19 variants, this trend may reverse and has reversed in some countries and jurisdictions experiencing a recent rise in COVID-19 cases. This pandemic and the governmental response have resulted in significant and widespread economic disruptions to, and uncertainty in, the global and U.S. economy, including in the regions in which we operate. In many jurisdictions, we and our customers were deemed “essential businesses” and continued to operate, reducing the impact of these restrictions on our operations and results for the three-month period ended March 31, 2022. We expect the Company will continue to be deemed an “essential business” throughout 2022 and will continue to operate. However, we cannot reliably predict the future impact of the pandemic and the governmental response to the pandemic on our operations and future results.

All of our branches remain open and capable of meeting customer needs. We have taken protective measures to guard the health and well-being of our employees and customers, including the implementation of social distancing requirements and remote work options where possible. The pandemic has also had a global adverse impact to the supply chain, including significant ocean cargo delays and material shortages. Some of our vendors have put us on allocation as a result of reduced inventory and labor shortages, resulting in longer lead-times for the fulfillment of certain products. Early in the pandemic, in 2020, we adjusted our sales forecast and took proactive measures to protect our operating liquidity, including communicating with vendors and customers, seeking modification of payment and other terms of rental and procurement agreements and monitoring accounts receivable. We initially reduced inventory levels to meet an anticipated decrease in demand and have continued to manage inventories according to regularly updated sales forecasts.. We have utilized our diverse overseas network to source alternative suppliers of our proprietary products, while simultaneously adjusting our purchase volume to better align with our current sales projections and to manage the supply chain. We have experienced COVID-19 related delays in obtaining distribution and warehouse equipment through 2021 and continuing into the first quarter of 2022.

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

On March 20, 2022, we entered into a Merger Agreement with Woodgrain, and Merger Sub under which Merger Sub will purchase all of the outstanding shares of our common stock for $10.70 per share. On May 3, 2022, Merger Sub and Woodgrain completed the acquisition of all of our outstanding shares, repaid the outstanding borrowings under the Credit Facility dated as of September 29, 2021, and terminated the Credit Facility. Additionally, on May 3, 2022, we notified Nasdaq that the Merger Agreement had been completed and requested that trading of our shares on Nasdaq be halted prior to the opening of trading on May 3, 2022 and suspended at the close of the trading on May 3, 2022.

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

Critical Accounting Policies

We prepare our condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles, which requires management to make estimates and assumptions. Management bases these estimates and assumptions on historical results and known trends as well as management forecasts. Actual results could differ from these estimates and assumptions, and these differences may be material. For a discussion of our significant accounting policies and estimates, see our Annual Report on Form 10-K for the year ended December 31, 2021 in Part II, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies.” During the three months ended March 31, 2022, there were no material changes to the critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the year ended December 31, 2021.

Results of Operations

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

Net sales were $272.7 million in the first quarter of 2022, which were $58.0 million, or 27.0%, higher than the first quarter of 2021. Net sales benefitted from greater housing demand in the first quarter of 2022 compared to first quarter 2021, and were favorably impacted by an improved pricing environment where demand-driven pricing was pronounced due to higher input costs, including labor and materials, caused primarily by supply chain disruption. Sales increased in all three of our product classifications.

Millwork sales of $125.4 million in the first quarter of 2022 were $29.1 million, or 30.2%, higher than the first quarter of 2021. Millwork has been significantly impacted by supply chain disruption. This product classification has been subject to multiple price increases and supply chain challenges. Building products sales increased 23.5% in the first quarter of 2022 to $125.8 million, compared to $101.9 million in the first quarter of 2021. First quarter 2022 building products sales benefitted from consistent high levels of demand and by price increases for certain product lines within the category. Wood product sales increased 30.3% in the first quarter of 2022 to $21.5 million, compared to $16.6 million in the first quarter of 2021. Higher market prices on a year-over-year basis contributed to the increase in this category.

Gross margin was $63.0 million in the first quarter of 2022, compared to $45.7 million in the first quarter of 2021. As a percentage of net sales, gross margin was 23.1% in the first quarter of 2022, compared to 21.3% in the first quarter of 2021. Gross margins were favorably impacted by our continued focus on non-commoditized, strategic product lines which carry higher margins, as well as effective pricing management.

Operating expenses were $42.0 million in the first quarter of 2022, which were $5.1 million, or 13.8% higher than the $36.9 million reported in the first quarter of 2021. Personnel costs increased $3.6 million, or 16.7%, primarily due to increased variable incentive compensation from improved operating results. Non-personnel costs increased $1.5 million, or 9.7%. The increase was primarily driven by higher contract hauling, fuel and bad debt expense, as well as costs associated with our strategic alternatives efforts. These costs were partially offset by lower insurance costs. Overall, our cost structure was levered against higher sales volume. As a percentage of net sales, operating expenses were 15.4% in the first quarter of 2022 compared to 17.2% in the first quarter of 2021.

Net interest expense was $0.5 million in the first quarter of 2022 compared to $0.7 million in the first quarter of 2021. Lower overall net interest expense in the first quarter of 2022 reflects both lower average debt balances and lower interest rates.

Income taxes were an expense of $5.0 million and zero for the quarters ended March 31, 2022 and 2021, respectively. We utilized carryforward federal tax net operating losses to offset taxable income during the first quarter of 2021, reducing our federal deferred tax asset and releasing an equivalent amount of our valuation allowance. We fully utilized our federal net operating losses in the prior year resulting in an effective tax rate of 24.2% in the first quarter of 2022.

As a result of the foregoing factors, we reported net income of $15.5 million for the quarter ended March 31, 2022, compared to net income of $8.1 million for the quarter ended March 31, 2021.

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

At March 31, 2022, we had $163.9 million of excess committed borrowing availability and $3.9 million in cash. We reduced our senior indebtedness at March 31, 2022 by $30.5 million as compared to a year ago. However, based on the potential impact from the COVID-19 pandemic, or variants thereof, our excess committed borrowing availability could be negatively impacted if sales and working capital levels decline and outstanding debt increases. Our liquidity assumptions and our ability to meet our credit facility covenants are dependent on many additional factors, including those included in the “Risk Factors” set forth in Part I, Item 1A of the Form 10-K for the year ended December 31, 2021, as updated by Part II, Item IA – “Risk Factors” of this Quarterly Report on Form 10-Q.

Operations.  Cash used in operating activities was $11.5 million and $16.5 million during the first three months of 2022 and 2021, respectively. We used cash from operations in both periods based on higher net sales resulting in an increase in accounts receivable of $48.0 million and $38.1 million for the first three months of 2022 and 2021, respectively. The increase in accounts receivable over the first three months of 2022 was primarily a result of cyclical increases in sales activity and an improved pricing environment as year over year sales growth was more pronounced as compared to 2021. During the first three months of 2022, we invested $14.5 million in a normal seasonal build of inventories, compared to $16.9 million in 2021. These impacts were partially offset by improved operating results combined with a $33.8 million and $26.9 million increase in accounts payables during the first three months of 2022 and 2021, respectively, primarily due to seasonal inventory purchases to support cyclical sales activity.

Investing.  Cash used in investing activities was $1.4 million during the first three months of 2022 and resulted from capital expenditures primarily for replacement equipment at various distribution centers. Cash used in investing activites was $0.2 million during the first three months of 2021, primarily for capital expenditures to replacement equipment at various distribution centers.

Financing.  Cash provided by financing activities of $13.5 million during the first three months of 2022 resulted from a $14.0 million increase in net borrowings under our credit facility partially offset by $0.5 million for the repurchase of shares to satisfy employee tax withholdings on stock-based awards. Cash provided by financing activities of $20.8 million in the first three months of 2021 resulted from a $21.0 million increase in net borrowings under our credit facility partially offset by $0.2 million for the repurchase of shares to satisfy employee tax withholdings on stock-based awards.

While we believe that our cash on hand, borrowing capacity available under our new credit facility, and cash flows from operations for the next 12 months will be sufficient to service our liquidity needs, we cannot predict whether future developments associated with the COVID-19 pandemic will materially adversely affect our liquidity position. Our liquidity assumptions and our ability to meet our credit facility covenants are dependent on many additional factors, including the “Risk Factors” in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2021, as updated by Part II, Item IA – “Risk Factors” of this Quarterly Report on Form 10-Q.

At March 31, 2022, the minimum fixed charge coverage ratio (“FCCR”) was not required to be tested, as excess borrowing availability was greater than the minimum threshold. If our availability had fallen below that threshold, we would have met the minimum FCCR. If we are unable to maintain excess borrowing availability of more than the applicable amount in the range of $15.0 million to $25.0 million, and we did not meet the minimum FCCR, our lenders would have the right to terminate the loan commitments and accelerate the repayment of the entire amount outstanding under our credit facility. Our lenders could also foreclose on our assets securing the credit facility. If the credit facility was terminated, we would be forced to seek alternative sources of financing, which may not be available on terms acceptable to us, or at all.

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

See Note 8 – “Contingencies” of the Notes to the Condensed Consolidated Financial Statements (unaudited) in Part I, Item 1 for information on legal proceedings in which we are involved.  See also Note 10- “Commitments and Contingencies” in the notes to our consolidated financial statements under Part II, Item 8 – “Financial Statements and Supplementary Data” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from the information provided in Part II, Item 7A – “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 4 — CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures – The Company, under the supervision and with the participation of our Disclosure Committee and management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2022 in all material respects to (a) cause information required to be disclosed by us in reports that we file or submit under the U.S. Securities and Exchange Commission’s rules and forms and (b) cause such information to be accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control Over Financial Reporting – The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors. Based on our evaluation under the framework in Internal Control-Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of March 31, 2022.

Changes in Internal Control of Financial Reporting – The Company did not modify any existing internal controls as a result of its response to the COVID-19 pandemic that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

See Note 8 – “Contingencies” of the Notes to the Condensed Consolidated Financial Statements (unaudited) in Part I, Item 1 for information on legal proceedings in which the Company is involved. See also Note 10 – “Commitments and Contingencies” in the notes to our consolidated financial statements under Part II, Item 8 “Financial Statements and Supplementary Data” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 1A — RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A – “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021. Such risk factors could materially affect our business, financial condition, and future results. These described risks are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may materially adversely affect our business, financial condition, and operating results. Other than the risk factor set forth below, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

HUTTIG BUILDING PRODUCTS, INC.

/s/ Kelly Dame
Date: August 5, 2022
Kelly Dame
Chief Executive Officer
(Principal Executive Officer)

HUTTIG BUILDING PRODUCTS, INC.

/s/ Darin Holderness
Date: August 5, 2022
Darin Holderness
Chief Financial Officer
(Principal Financial and Accounting Officer)